Form 10-Q
period 1997-06-30
8X8 INC
filed 1997-07-28
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-15627


                                    8X8, INC.

                Delaware                            77-0142404
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

                           2445 Mission College Blvd.
                              Santa Clara, CA 95054

                                 (408) 727-1885

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock outstanding as of July 22, 1997 was 14,936,059.


The exhibit index begins on page 22.

                                    8X8, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                       Page
                                                                     ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at June 30, 1997
and March 31, 1997.......................................              1

Condensed Consolidated Statements of Operations for the
 three months ended June 30, 1997 and 1996...............              2

Condensed Consolidated Statements of Cash Flows for the
 three months ended June 30, 1997 and 1996...............              3

Notes to Unaudited Condensed Consolidated Financial
 Statements..............................................              4

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations...........              6


PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
 Holders.................................................             20

Item 6.  Exhibits and Reports on Form 8-K................             20

Signatures...............................................             21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                June 30,        March 31,
                                                  1997            1997
                                                --------        --------
ASSETS
Current assets:
  Cash, cash equivalents and
   short-term investments.....................  $ 12,948        $  8,724
  Accounts receivable, net....................     1,925           1,012
  Inventory...................................       918           1,178
  Prepaid expenses and other assets...........       649             354
                                                --------        --------
    Total current assets......................    16,440          11,268
Property and equipment, net...................     1,314           1,344
Deposits and other assets.....................       192             115
                                                --------        --------
                                                $ 17,946        $ 12,727
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................  $  1,775        $  1,379
  Accrued compensation........................     2,088             926
  Accrued warranty............................     1,563           1,603
  Deferred revenue............................       770             363
  Other accrued liabilities...................     1,387           2,343
                                                 -------        --------
    Total current liabilities.................     7,583           6,614
                                                 -------        --------

Minority interest.............................       132              72
                                                 -------        --------
Stockholders' equity:
  Convertible noncumulative preferred stock...         4               4
  Common stock................................         7               7
  Additional paid-in capital..................    23,092          23,291
  Notes receivable from stockholders..........    (1,055)         (1,078)
  Deferred compensation.......................    (1,833)         (2,781)
  Accumulated deficit.........................    (9,984)        (13,402)
                                                --------        --------
    Total stockholders' equity................    10,231           6,041
                                                --------        --------
                                                $ 17,946        $ 12,727
                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                 Quarter ended June 30,
                                                 ---------------------
                                                   1997        1996
                                                 ---------   ---------
Product revenues..............................    $ 4,953     $ 4,360
License revenues..............................      6,662       1,343
                                                  -------     -------
Total revenues................................     11,615       5,703
Cost of product revenues......................      2,544       7,503
                                                  -------     -------
Gross profit (loss)...........................      9,071      (1,800)
                                                  -------     -------
Operating expenses:
    Research and development..................      3,213       2,405
    Selling, general and administrative.......      3,540       3,322
                                                  -------     -------
          Total operating expenses............      6,753       5,727
                                                  -------     -------
Income (loss) from operations.................      2,318      (7,527)
Other income, net.............................        100          53
                                                  -------     -------
Income (loss) before (benefit) provision
 for income taxes.............................      2,418      (7,474)
(Benefit) provision for income taxes..........     (1,000)        100
                                                  -------     -------
Net income (loss).............................    $ 3,418     $(7,574)
                                                  =======     =======
Pro forma net income (loss) per share.........    $  0.29     $ (0.66)
                                                  =======     =======
Pro forma weighted average number of
 common and common equivalent shares.........      11,983      11,544
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)



                                                  Quarter ended June 30,
                                                  ---------------------
                                                     1997        1996
                                                  ---------   ---------
Cash flows from operating activities:
   Net income (loss).........................     $ 3,418     $  (7,574)
   Charges to net income (loss) not
    affecting cash. ......................          1,049         2,681
   Net effect of changes in current and
    other assets and current liabilities..            (56)       (1,074)
                                                  -------       -------
         Net cash provided by (used in)
          operating activities............          4,411        (5,967)
                                                  -------       -------
Cash flows from investing activities:
   Purchase of property and equipment.....           (210)         (470)
   Sales of short-term investments, net...              2         5,151
                                                  -------       -------
         Net cash (used in) provided by
          investing activities............           (208)        4,681
                                                  -------       -------
Cash flows from financing activities:
   Proceeds from issuance of
    common stock..........................             23             4
                                                  -------       -------
         Net cash provided by financing
          activities......................             23             4
                                                  -------       -------
Net increase (decrease) in cash and
 cash equivalents.........................          4,226        (1,282)

Cash and cash equivalents at the
 beginning of the period..................          8,722         4,652
                                                  -------       -------
Cash and cash equivalents at the end of
 the period...............................        $12,948       $ 3,370
                                                  =======       =======


The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



1.       DESCRIPTION OF THE BUSINESS

  8x8, Inc. (the "Company" or "8x8") was incorporated in California in February 1987 as Integrated Information Technology, Inc. and formally changed its name to 8x8, Inc. on April 5, 1996. The Company designs, manufactures, and markets video phones, referred to herein as VideoCommunicators, for use by the consumer market. The Company also designs, develops and markets highly integrated proprietary video compression semiconductors and associated software for video phones and video conferencing.

2.       BASIS OF PRESENTATION

  The Company's fiscal year ends on the last Thursday on or before March 31. The Company's fiscal quarters end on the last Thursday on or before the end of each calendar quarter. The three month periods ended June 26, 1997 and June 27, 1996 respectively, each included 13 weeks of operations. For purposes of these condensed consolidated financial statements, the Company has indicated its fiscal year as ending on March 31 and its interim periods as ending on June 30.

  The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company's annual financial statements for the year ended March 31, 1997. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997, including notes thereto, included in the Company's Registration Statement on Form S-1, as amended July 2, 1997.

  The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3.       INITIAL PUBLIC OFFERING

  In the first week of July 1997, the Company completed an initial public offering of its common stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24 million after deducting related issuance costs. The accompanying condensed consolidated financial statements do not reflect the impact of such offering as it occurred subsequent to June 30, 1997.

4.       BALANCE SHEET DETAIL
(in thousands)                                   June 30,       March 31,
                                                   1997           1997
                                                 --------       --------
Inventories:
  Raw materials.............................    $   368         $   418
  Work-in-process...........................        164             613
  Finished goods............................        386             147
                                                -------         -------
                                                $   918         $ 1,178
                                                =======         =======

5.       PRO FORMA NET INCOME (LOSS) PER SHARE

  Pro forma net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, shares of common stock, convertible preferred stock (using the if-converted method) and common stock options (using the treasury stock method and the initial public offering price of $6.50) issued from October 1, 1995 to June 30, 1997 have been included in the computations as if they were outstanding for each period presented.

6.       RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. The Statement also requires dual presentation of basic and diluted EPS on the face of the financial statements for all periods for which a statement of operations is presented. The requirements of FAS 128 are effective for the Company beginning the third fiscal quarter of fiscal 1998. Unaudited pro forma basic and diluted EPS pursuant to the requirements of FAS 128 would be as follows:

                                                  Quarter Ended June 30,
                                                  -----------------------
Pro forma earnings (loss) per share               1997             1996
                                                  ------          ------
Basic....................................        $ 0.32           $(0.74)

Diluted..................................        $ 0.29           $(0.66)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q.

Overview

  The Company was incorporated in February 1987 in California and reincorporated in Delaware in December 1996. Since June 1995, the Company has been executing a business strategy designed to focus the Company's efforts towards video conferencing. As part of this strategy, the Company discontinued sales of its MPEG semiconductor product line and reduced its workforce in the quarter ended June 30, 1996. In the quarters ended June 30, 1997 and 1996, sales of the Company's video conferencing products accounted for 100% and 71%, respectively, of product revenues. In the fiscal years ended March 31, 1997 and 1996, sales of the Company's video conferencing products accounted for 86% and 65%, respectively, of product revenues.

  To address new video conferencing opportunities, the Company has leveraged its strengths in semiconductor design and related software to develop and market video conferencing systems for the consumer market. The Company began shipping the ViaTV, the first product in its planned family of VideoCommunicators in February 1997. The ViaTV connects to a television set and a standard touch-tone telephone adding video to an otherwise normal telephone call, without the need for a PC. The Company is currently demonstrating prototypes of additional VideoCommunicators all of which are non-PC based video telephones running on standard analog telephone lines (POTS). The VC50, designed without a camera, utilizes an external camera device such as a camcorder. The VC200 incorporates a liquid crystal display and a telephone into one unit. In addition, the Company is currently demonstrating a prototype internet web browser for use on its VideoCommunicator products.

  The Company is marketing its VideoCommunicators through retail channels, catalogs and original equipment manufacturers (OEMs) as well as through direct marketing efforts utilizing a combination of advertising, toll-free telemarketing and direct mail supported by co-marketing arrangements with third parties. In contrast, the Company sells its video conferencing semiconductors and related software to OEMs and distributors.

Results of Operations

  The following discussion should be read in conjunction with the Company's Condensed Consolidated Statements of Operations and the notes thereto:

(In millions)                                           Quarter ended June 30,
                                                      -------------------------
                                                      1997       1996    Change
                                                      ------     -----   ------

Product revenues                                      $ 4.9      $ 4.4   $ 0.5
License revenues                                        6.7        1.3     5.4
                                                      -----      -----   -----
  Total revenues                                      $11.6      $ 5.7   $ 5.9
                                                      -----      -----   -----

Cost of product revenues                              $ 2.5      $ 7.5   $(5.0)
  As a percentage
   of total revenues                                   21.6%     131.6%

Gross profit (loss)                                   $ 9.1      $(1.8)  $10.9
  As a percentage
   of total revenues                                   78.4%     (31.6%)

Net income (loss)                                     $ 3.4      $(7.6)  $11.0
  As a percentage
   of total revenues                                   29.3%    (133.3%)


Revenues

  Total revenues were $11.6 million and $5.7 million in the first quarters of fiscal 1998 and 1997, respectively, and consist of product sales and the licensing of technology. Product revenues were $4.9 million in the first quarter of fiscal 1998, an increase of $500,000 from the $4.4 million reported in the first quarter of fiscal 1997. The increase in product revenues is due primarily to sales generated from the Company's VideoCommunicators, which were first introduced in February 1997, combined with an increase in sales of the Company's video conferencing semiconductors, offset by a significant decrease in MPEG semiconductor sales due to the discontinuation of the product line in fiscal 1997. License revenues, all of which were non-recurring, were $6.7 million and $1.3 million in the first quarters of fiscal 1998 and 1997, respectively. License revenues from two different customers accounted for approximately 45% and 18% of the Company's total revenues for the quarters ended June 30, 1997 and June 30, 1996, respectively. There can be no assurance that the Company will receive any revenues from such arrangements in the future.* See "Factors That May Affect Future Results -- Dependence on Key Customers."

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 11 for a discussion of certain factors that could affect future performance.

  Sales to customers outside of the United States decreased to 29% of total revenues in the quarter ended June 30, 1997 from 74% in the quarter ended June 30, 1996, due primarily to the geographic mix of domestic and foreign non-recurring license revenues. See "Factors That May Affect Future Results -- International Operations."

Cost of Product Revenues

  The cost of product revenues consists of costs associated with VideoCommunicator components, wafer fabrication, VideoCommunicator and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Cost of product revenues were $2.5 million and $7.5 million in the first quarters of fiscal 1998 and 1997, respectively. The cost of product revenues in the quarter ended June 30, 1997 includes start-up costs associated with initial production of the ViaTV, the Company's first product in its VideoCommunicator family. In addition, the system level ViaTV product has a substantially different cost structure from the Company's semiconductor products. Cost of product revenues in the quarter ended June 30, 1996 included a $4.0 million charge associated with the write off of inventories related to the Company's exit from the MPEG market.

Gross Profit (Loss)

  Gross profit was $9.1 million and gross loss was $1.8 million in the first quarters of fiscal 1998 and 1997, respectively. License revenues, all of which were non-recurring and had no material associated costs, contributed $6.7 million and $1.3 million to gross profit in the first quarters of fiscal 1998 and 1997, respectively. There can be no assurance that the Company will receive any revenues from such arrangements in the future.*

Operating Expenses

(In millions)                                           Quarter ended June 30,
                                                      -------------------------
                                                      1997       1996    Change
                                                      ------    ------   ------
Research and development                              $ 3.2     $ 2.4    $ 0.8
  As a percentage
   of total revenues                                   27.6%     42.1%

Selling, general and administrative                   $ 3.5     $ 3.3    $ 0.2
  As a percentage
   of total revenues                                   30.2%     57.9%


Research and Development

  Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 11 for a discussion of certain factors that could affect future performance.

necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $3.2 million and $2.4 million in the first quarters of fiscal 1998 and 1997, respectively. The higher level of research and development expenses during the first quarter of fiscal 1998 is due to overall higher compensation expenses, increased non-recurring engineering and prototype expenses associated with the Company's VideoCommunicator products, and mask and prototype costs associated with the ongoing development of the Company's next generation video conferencing semiconductor product. While total compensation expenses increased, the non-cash compensation expense recognized on certain stock option grants decreased to $123,000 in the first quarter of fiscal 1998 from $567,000 in the first quarter of fiscal 1997. The Company expects to continue to allocate substantial resources to research and development.* Therefore, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Product Introduction."

Selling, General and Administrative

  Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade shows and other marketing and promotional expenses. Selling, general and administrative expenses were $3.5 million and $3.3 million in the first quarters of fiscal 1998 and 1997 respectively. Expenses increased due to higher compensation costs and costs associated with the marketing, advertising and promotion of the Company's new VideoCommunicator product line. While total compensation expenses increased, the non-cash compensation expense recognized on certain stock option grants decreased to $582,000 in the first quarter of fiscal 1998 from $1.7 million in the first quarter of fiscal 1997. The Company expects that its sales and marketing expenses may increase as the Company launches new VideoCommunicator products and promotes its current VideoCommunicator products.* Therefore, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results -- Management of Growth and Change; Dependence on Key Personnel."

Other Income, Net

  In the first quarters of fiscal 1998 and 1997, other income, net was $100,000 and $53,000, respectively, and consisted primarily of interest income.

(Benefit) Provision for Income Taxes

  In the first quarters of fiscal 1998 and 1997, income taxes were a benefit of $1.0 million and an expense of $100,000, respectively. In August 1995, the Internal Revenue Service (IRS)

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 11 for a discussion of certain factors that could affect future performance.

asserted a deficiency against the Company for the taxable year 1992. The IRS alleged that as of March 31, 1992, the Company had accumulated earnings beyond the reasonable needs of its business. The Company contested this assessment. On May 15, 1997, the Company received a notice from the IRS indicating that the IRS has fully reversed its assertion of deficiency. As a result, the Company reversed approximately $1 million of its income tax liability during the first quarter of fiscal 1998. In the first quarter of fiscal 1997, the provision for income taxes represents certain foreign withholding taxes.

Liquidity and Capital Resources

  Since fiscal 1994, the Company has satisfied its liquidity needs principally from proceeds generated from two issuances of its equity securities and cash generated from operations in fiscal 1994 and prior years. The Company currently has no bank borrowing arrangements.

  Operations provided $4.4 million of net cash during the first quarter of fiscal 1998, as compared to net cash used in operations of $6.0 million during the first quarter of fiscal 1997. Cash provided by operations in the first quarter of fiscal 1998 reflects net income of $3.4 million, noncash items, including a deferred compensation charge of $700,000 and an increase in accrued compensation related primarily to profit sharing and performance based bonuses, offset by an increase in accounts receivable and a decrease to income taxes payable. Cash used in operations in the first quarter of fiscal 1997 reflects a net loss of $7.6 million and decreases in accounts payable and accrued liabilities that were partially offset by reductions in inventory and accounts receivable and a non-cash deferred compensation charge of $2.5 million.

  Cash used in investing activities for the first quarter of fiscal 1998 is primarily attributable to capital expenditures of $0.2 million. Cash provided by investing activities for the first quarter of fiscal 1997 is primarily attributable to net sales of short-term investments of $5.2 million, offset by capital expenditures of $0.5 million. At June 30, 1997, the Company did not have any material capital commitments outstanding.

  In the first week of July 1997, the Company completed an initial public offering of its common stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24 million after deducting related issuance costs. The accompanying condensed consolidated financial statements do not reflect the impact of such offering as it occurred subsequent to June 30, 1997.

  The Company believes that the net proceeds from its initial public offering, its existing cash balances, and funds, if any,

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 11 for a discussion of certain factors that could affect future performance.

generated from operations, will be sufficient to meet the Company's capital and operating requirements for the next 12 months.* However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected.

  There can be no assurance that the Company will be able to raise such capital on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following factors should be considered in conjunction with the information in this Report on Form 10-Q.

History of Losses; Uncertainty of Future Profitability

  The Company recorded operating losses of $13.6 million, $4.1 million and $6.5 million in the years ended March 31, 1997, 1996 and 1995, respectively. The Company would not have been profitable in the first quarter of fiscal 1998 had it not received a non-recurring license fee from one customer. Revenues fluctuated from $19.1 million in fiscal 1997 to $28.8 million in fiscal 1996 to $19.9 million in fiscal 1995. In view of the Company's historical operating losses, there can be no assurance that the Company will either be able to sustain profitability on an annual or quarterly basis. Future losses will likely occur in the event that the Company's initial VideoCommunicators do not achieve widespread consumer market acceptance, of which there can be no assurance.

No Assurance of Future Licensing Revenues

    The Company has in the past received substantial revenues from licensing of technology. Licensing revenues, all of which were non-recurring, were $6.7 million and $1.3 million in the quarters ended June 30, 1997 and 1996 and $3.9 million, $9.0 million and $1.3 million in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. There can be no assurance that the Company will receive revenues from licensing of its technology in the future.


 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 11 for a discussion of certain factors that could affect future performance.

Potential Fluctuations in Future Operating Results

  The Company's future operating results are expected to fluctuate as the Company proceeds with the development and marketing of its family of VideoCommunicators. The Company believes that its future profitability will be largely dependent on the success of its VideoCommunicator business. As a result, the Company believes that its historical operating results will not be comparable to, and should not be relied upon as an indication of, future operating results. In addition, the Company's operating results have fluctuated significantly and may continue to fluctuate in the future, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside the Company's control, including changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, regulatory approval cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, the management of inventory and the accuracy of the reporting of sell-through by resellers of the Company's products, the level of international sales, continued compliance with industry standards and general economic conditions. The Company's gross margin is affected by a number of factors, including product mix, the recognition of license revenues for which there are no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to distributors, and manufacturing and component costs. The Company may also be required to reduce prices in response to competitive pressure or other factors or to increase spending to pursue new market opportunities. Any decline in average selling prices of a particular product which is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. In particular, in the event that the Company encounters significant price competition in the markets for its products, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. Moreover, the Company believes that the marketing of its family of VideoCommunicators may adversely impact its gross margins due in part to higher unit costs associated with the production of system level products, including the ViaTV, as well as substantially different cost and pricing structures related to the manufacture and sale of consumer products.

  Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business may be derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. Anticipated orders from customers may fail to materialize, and delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements. If sales do not meet the Company's expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products, which would also have a material adverse effect on the Company's business and operating results.

  The Company's strategic shift towards the production and marketing of VideoCommunicators may result in substantially different patterns in operating results. For example, the Company's operating results may be subject to increased seasonality with sales higher during the Company's third fiscal quarter, corresponding to the Christmas shopping season. The Company intends to spend substantial additional amounts on advertising, toll-free marketing and customer support. There can be no assurance as to the amount of such spending or that revenues adequate to justify such spending will result. As a result of its shift to selling VideoCommunicators, the Company may experience different inventory, product return, price protection, receivable collection and warranty cost patterns.

  As a result of these and other factors, it is likely that in some future period the Company's operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for the Company's Common Stock.

Competition

  The Company competes with independent manufacturers of video compression semiconductors and, as a result of the introduction of the its VideoCommunicator product line, now competes with manufacturers of video conferencing products targeted at the consumer market. The markets for the Company's products are characterized by intense competition, declining average selling prices and rapid technological change. The competitive factors in the market for the Company's VideoCommunicators include audio and video quality, phone line connectivity at high transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to-market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. In addition to these factors, the Company's ability to compete depends upon its future success in developing and manufacturing new generations of video compression semiconductors that integrate additional functions and reduce costs. Otherwise, competing semiconductor manufacturers may in the future have competitive advantages in cost, size and performance which could make systems based on competing semiconductors preferable to the Company's VideoCommunicators. The Company expects intense competition for its VideoCommunicators from:

     Large consumer electronics manufacturers. The Company will face intense competition from many well known, established suppliers of consumer electronics products, which may include Lucent Technologies, Matsushita Electric Industrial Co., Ltd. ("Matsushita"), Philips, Samsung and Sony. Many of these potential competitors sell television and telephone products into which they may integrate video conferencing systems, thereby eliminating a consumer's need to purchase a separate video conferencing system, such as the ViaTV.

     Licensees and purchasers of the Company's VideoCommunicator technology and components. A number of companies have licensed portions of the

     Company's technology, including USR and KME, an affiliate of Matsushita, which have each licensed all or substantially all of the Company's technology underlying its VideoCommunicators. The Company may in the future enter into similar license agreements with respect to substantial portions of its technology. In addition, other companies have chosen or may choose to manufacture and sell products competitive with the Company's VideoCommunicators by incorporating video compression semiconductors purchased from the Company into products that are based on the Company's video phone reference board designs or other video phone designs. For example, Leadtek, which is currently both a licensee of certain of the Company's technology and a purchaser of the Company's video compression semiconductors, recently began shipping to consumer electronics stores a product that is directly competitive with the Company's ViaTV.

     Purchasers of other companies' video compression semiconductors and reference designs. Companies may choose to manufacture and sell products based upon video compression semiconductors manufactured by suppliers other than the Company or upon reference designs based upon such semiconductors. Certain of these other suppliers of video compression semiconductors, including Analog Devices, Chromatic Research, Lucent Technologies, Philips, Texas Instruments and Winbond Electronics, may have significantly greater resources than the Company. In order to increase the sale of their video compression semiconductors, these manufacturers may provide marketing, financial and other support to the purchasers of these products. Certain companies have publicly announced that that they are developing consumer video conferencing products based upon video compression semiconductors manufactured by suppliers other than the Company. In addition, one company has announced that it will be making available for sale to third parties a video phone reference design incorporating Lucent Technologies' semiconductors. The Company's ability to compete depends upon its future success in developing and manufacturing new generations of video compression semiconductors that integrate additional functions and reduce costs. Otherwise, competing semiconductor manufacturers may in the future have competitive advantages in cost, size and performance which could make systems based on competing semiconductors preferable to the Company's VideoCommunicators.

     Personal computer system and software manufacturers. Potential customers for the Company's VideoCommunicators may elect instead to buy PCs equipped with video conferencing capabilities, which are currently available. As a result, the Company faces or may face competition from Intel; PC system manufacturers such as Apple, Compaq, IBM and Sony; PC software suppliers such as Microsoft and Netscape; and PC add-on component suppliers.

     Existing manufacturers of video conferencing equipment. Manufacturers of more expensive corporate video conferencing systems may enter the market for lower cost consumer video conferencing products. Potential competitors include C-Phone (which is shipping to consumer electronics stores a product that is competitive with the Company's ViaTV), PictureTel, Sony and Vtel.

     Emerging suppliers of "internet appliances." Potential customers for the Company's VideoCommunicators may elect instead to buy standalone internet access terminals which may provide some or all of the functionality of the Company's products. Consumer products for television-based internet access have been announced or introduced by companies such as Microsoft, Philips and Sony.

  C-Phone and Leadtek recently began shipping to consumer electronics stores products that are directly competitive with the Company's ViaTV. Leadtek is currently both a licensee of certain of the Company's technology and a purchaser of the Company's video compression semiconductors. The Company expects that others will introduce products that compete with the Company's VideoCommunicators in the future.

  The principal competitive factors in the market for video compression semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. The Company has a number of competitors in this market including Analog Devices, Chromatic Research, Lucent Technologies, Philips, Texas Instruments and Winbond Electronics. Certain of the Company's competitors for video compression semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

  Many of the Company's current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. A number also have greater name recognition and a larger installed base of products than the Company. Competition in the Company's markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than the Company to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that the Company will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on the Company's business and operating results.

Uncertainty of Market Acceptance; Limits of Existing Technology

  Previous efforts to sell consumer video phones have been unsuccessful and there can be no assurance that the market for such products will develop. The Company has no reliable data to suggest that there will be significant customer demand for such products, including the Company's VideoCommunicators. The Company's current VideoCommunicator products are not capable of delivering video data at rates of 24 frames per second. Below this data rate, the human eye can detect degradation of video quality. Further, POTS infrastructure varies widely in configuration and integrity, which can result in decreased rates of transmission and difficulties in establishing and maintaining connections. Actual or perceived technical difficulties related to video conferencing on POTS could impede market acceptance and have a material adverse effect on the Company's business and results of operations.

Rapid Technological Change; Dependence on New Product Introduction

  The video compression semiconductor and video conferencing markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new and enhanced products that provide increasingly higher levels of performance and reliability, take advantage of technological advancements and changes and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling such products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

  The Company plans to introduce additional VideoCommunicators and video compression semiconductors. There can be no assurance that these or any future products will be successfully developed or introduced to the market. The Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, or if such new or enhanced products do not achieve sufficient market acceptance, it would have a material adverse effect on the Company's business and operating results.

Dependence on Proprietary Technology; Reliance on Third Party Licenses

  The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. The Company also relies in part on patent law to protect its intellectual property in the United States and abroad. The Company currently holds four United States patents, including patents relating to video compression and memory architecture technology, and has 17 United States patent applications pending. The Company has a number of foreign patent applications pending. There can be no assurance that any such patent applications will result in an issued patent. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad (where effective intellectual property protection be may unavailable or limited) will be adequate or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results.

  There has been substantial litigation in the semiconductor, electronics and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which could be material, and the Company could be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on the Company's business and operating results.

  The Company relies upon certain technology, including hardware and software, licensed from third parties. The loss of, or inability to maintain, existing licenses could have a material adverse effect on the Company's business and operating results.

Dependence on Third Party Manufacturers and Component Suppliers

  The Company outsources the manufacture of its VideoCommunicators and semiconductors to subcontract manufacturers and independent foundries. The Company does not have long term purchase agreements with its subcontract manufacturers or its component suppliers. There can be no assurance that the Company's contract manufacturers will be able or willing to reliably manufacture the Company's products, or that the Company's component suppliers will be able or willing to reliably supply components for the Company's products, in volumes, on a cost effective basis or in a timely manner. The Company may experience difficulties due to its reliance on independent subcontract manufacturers, semiconductor foundries and component suppliers which could have a material adverse effect on the Company's business and operating results.

Compliance with Regulations and Industry Standards

  The Company must comply with certain rules and regulations of the Federal Communications Commission ("FCC") regarding electromagnetic radiation and standards established by Underwriters Laboratories, Inc., as well as similar regulations and standards applicable in other countries. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving government regulations and industry standards could delay or interrupt volume production of VideoCommunicators, which would have a material adverse effect on the Company's business and operating results.

International Operations

  Sales to customers outside of the United States represented 29% of the Company's total revenues for the quarter ended June 30, 1997 and 54%, 49% and 40% of the total revenues in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Although the Company's VideoCommunicator sales outside of the United States are currently limited, international sales of the Company's semiconductors may continue to represent a substantial portion of the Company's total revenues for the foreseeable future. In addition, substantially all of the Company's current products are, and substantially all of the Company's future products will be, manufactured, assembled and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable and difficulty in staffing and managing foreign operations. The Company is also subject to geopolitical risks, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships, in connection with its international operations.

Management of Growth and Change; Dependence on Key Personnel

  The development and marketing of the Company's VideoCommunicators will continue to place a significant strain on the Company's limited personnel, management and other resources, particularly in light of the Company's limited experience in developing, manufacturing, marketing and selling consumer products. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations and to continue to improve its operational, financial and management systems. The Company's failure to manage its growth and change in its business effectively could have a material adverse effect on the Company's business and operating results.

  Further, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees and does not maintain key person life insurance policies on any of its employees.

Product Concentration; Potential Loss of Semiconductor Sales; Dependence on Video Conferencing Industry

Sales of video compression semiconductors and reference design boards accounted for approximately 43% of the Company's total revenues in the quarter ended June 30, 1997 and 76%, 59%, 38% of total revenues in the fiscal years ended March 31, 1997, 1996 and 1996, respectively. Pending widespread market acceptance of its VideoCommunicators, sales of video compression semiconductors will continue to account for a substantial portion of total revenues. Moreover, successful introduction of VideoCommunicators may adversely affect sales of semiconductors to the Company's existing customers that currently, or may in the future, sell products that compete with the Company's VideoCommunicators.

  Sales of the Company's existing compression semiconductors and VideoCommunicators are also dependent on the video conferencing industry. Any reduction in the demand for the Company's video compression semiconductors (particularly prior to substantial VideoCommunicator revenues) or any general decline in the market for video conferencing products could have a material adverse effect on the Company's business and operating results.

Dependence on Key Customers

  Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Product revenues from the Company's ten largest customers in the quarter ended June 30, 1997 and in the years ended March 31, 1997, 1996 and 1995 accounted for approximately 57%, 54%, 39% and 44%, respectively, of its total revenues. Substantially all the Company's sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, significant customers could have a material adverse effect on the Company's business and operating results.

Potential Volatility of Stock Price

  The market price of the shares of Common Stock has been and is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technical innovations, new products or new contracts by the Company, its competitors or their customers, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts and other factors, certain of which could be unrelated to, or outside the control of, the Company. The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and operating results. Any settlement or adverse determination in such litigation would also subject the Company to significant liability, which would have a material adverse effect on the Company's business and financial condition.

Shares Eligible for Future Sale

  Prior to December 30, 1997, the majority of the outstanding shares of the Company's Common Stock are subject to lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of such shares without the consent of Montgomery Securities, the lead managing underwriter for the Company's initial public offering. On December 30, 1997, substantially all shares of the Company's Common Stock will become eligible for sale into the public market. The sale of part or all of such shares in the public market could have an adverse effect on the trading price of the Company's Common Stock.

PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



  The Company's 1997 Annual Meeting of Stockholders was held on June 23, 1997 at the Company's principal executive offices in Santa Clara, California. At the meeting, 8,381,922 shares were present in person or by proxy.

(a) Election of Directors. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:

Name of Nominee             Votes Cast For               Votes Withheld
---------------             --------------               --------------
Keith Barraclough              6,910,025                       122,142
Richard Chang                  6,996,000                        37,167
Bernd Girod                    6,989,800                        42,367
Joe Parkinson                  6,902,575                       128,592
Y.W. Sing                      7,104,000                        38,167
William Tai                    6,921,500                       110,667
Paul Voois                     6,911,700                       120,567
Samual Wang                    6,995,000                        37,167
Akifumi Goto                     552,735                             0

(b) Amendment to the 1996 Stock Plan. An increase in the number of shares reserved for issuance under the Company's 1996 Stock Plan by 500,000 shares to 1,500,000 shares was approved by the stockholders with 7,907,698 voting in favor, 444,249 voting against and 1,775 representing abstentions.

(c) Ratification of Independent Auditors. The ratification and appointment of Price Waterhouse LLP as independent public accountants of the Company for fiscal 1998 was approved by the stockholders with 8,265,555 voting in favor, 0 voting against and 101,167 abstaining.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    See Exhibit Index.

(b) No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: ________________.

                           8X8, INC.

                           By: /s/ SANDRA L. ABBOTT
                               ---------------------
                               Sandra L. Abbott
                            Chief Financial Officer and
                             Vice President of Finance
                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE

1.1+         Form of Underwriting Agreement.
3.1+         Certificate of Incorporation of Registrant.
3.2+         Form of Amended and Restated Certificate of Incorporation of
              Registrant.
3.3+         Bylaws of Registrant.
5.1+         Opinion of Wilson Sonsini Goodrich & Rosati, Professional
              Corporation.
10.1+        Form of Indemnification Agreement.
10.2+        1992 Stock Option Plan, as amended, and form of Stock Option
              Agreement.
10.3+        Key Personnel Plan, as amended, and form of Stock Option
              Agreement.
10.4+        1996 Stock Plan, as amended, and form of Stock Option
              Agreement.
10.5+        1996 Employee Stock Purchase Plan, as amended, and form of
              Subscription Agreement.
10.6+        1996 Director Option Plan, as amended, and form of Director
              Option Agreement.
10.7+        Amended and Restated Registration Rights Agreement dated as of
              September 6, 1996 among the Registrant and certain holders of the
              Registrant's Common Stock.
10.8+        Facility lease dated as of July 3, 1990 by and between Sobrato
              Interests, a California Limited Partnership, and the Registrant,
              as amended.
10.9*+       License Agreement dated as of May 7, 1996 by and between Kyushu
              Matsushita Electric Industrial Co., Ltd. and the Registrant.
10.10+       Promissory Note between Joe Parkinson and Registrant dated
              June 29, 1996.
10.11+       Promissory Note between Y.W. Sing and Registrant dated June 29,
              1996.
10.12+       Promissory Note between Sandra L. Abbott and Registrant dated
              June 29, 1996.
10.13+       Promissory Note between David M. Harper and Registrant dated
              June 29, 1996.
10.14+       Promissory Note between Bryan R. Martin and Registrant dated
              June 29, 1996.
10.15+       Promissory Note between Chris McNiffe and Registrant dated
              June 29, 1996.
10.16+       Promissory Note between Mike Noonen and Registrant dated
              June 29, 1996.
10.17+       Promissory Note between Samuel T. Wang and Registrant dated
              June 29, 1996.
10.18*+      License Agreement dated as of May 5, 1997 by and between
              U.S. Robotics Access Corporation and the Registrant.
11.1         Computation Regarding Earnings Per Share.
21.1+        Subsidiaries of Registrant.
27.1+        Financial Data Schedule.

* Confidential treatment requested as to certain portions of this exhibit.

+ Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 333-15627), as amended on July 2, 1997.

  All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.