Form 10-Q
period 1997-09-30
8X8 INC
filed 1997-10-23
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 1997

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number: 333-15627


                                    8X8, INC.

                Delaware                            77-0142404
     (State or other jurisdiction of             (IRS Employer
      incorporation or organization)            Identification No.)

                           2445 Mission College Blvd.
                              Santa Clara, CA 95054

                                 (408) 727-1885

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock outstanding as of October 15, 1997 was 14,637,374.


The exhibit index begins on page 22.

                                       8X8, INC.

                                         INDEX



PART I - FINANCIAL INFORMATION                                 Page
                                                               ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at
 September 30, 1997 and March 31, 1997...........................1

Condensed Consolidated Statements of Operations for the
 three and six months ended September 30, 1997 and 1996..........2

Condensed Consolidated Statements of Cash Flows for the
 six months ended September 30, 1997 and 1996....................3

Notes to Unaudited Condensed Consolidated Financial
 Statements......................................................4

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations...................5


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...............20

Item 6. Exhibits and Reports on Form 8-K........................21

Signature.......................................................21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)


                                              September 30,   March 31,
                                                  1997          1997
                                               ----------    ---------
ASSETS
Current assets:
  Cash, cash equivalents and
   short-term investments .................     $ 36,413      $  8,724
  Accounts receivable, net ................        4,997         1,012
  Inventory ...............................        2,706         1,178
  Prepaid expenses and other assets .......          998           354
                                                --------      --------
    Total current assets ..................       45,114        11,268
Property and equipment, net ...............        1,383         1,344
Deposits and other assets .................          186           115
                                                --------      --------
                                                $ 46,683      $ 12,727
                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................     $  3,157      $  1,379
  Accrued compensation ....................        1,485           926
  Accrued warranty ........................        1,536         1,603
  Deferred revenue ........................        3,221           363
  Other accrued liabilities ...............        1,797         2,343
                                                --------      --------
    Total current liabilities .............       11,196         6,614
                                                --------      --------

Minority interest .........................          124            72
                                                --------      --------
Stockholders' equity:
  Convertible noncumulative preferred stock         --               4
  Common stock ............................           15             7
  Additional paid-in capital ..............       47,784        23,291
  Notes receivable from stockholders ......       (1,055)       (1,078)
  Deferred compensation ...................       (1,492)       (2,781)
  Accumulated deficit .....................       (9,889)      (13,402)
                                                --------      --------
    Total stockholders' equity ............       35,363         6,041
                                                --------      --------
                                                $ 46,683      $ 12,727
                                                ========      ========



The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                              Three months ended          Six months ended
                                                 September 30,              September 30,
                                            ----------------------      ----------------------
                                               1997         1996          1997          1996
                                            --------      --------      --------      --------

Product revenues ......................     $  8,103      $  3,354      $ 13,056      $  7,714
License and other revenues ............        2,791         1,018         9,453         2,361
                                            --------      --------      --------      --------
Total revenues ........................       10,894         4,372        22,509        10,075
Cost of product revenues ..............        3,987         1,942         6,531         9,445
Cost of license and other revenues ....          550          --             550          --
                                            --------      --------      --------      --------
Gross profit ..........................        6,357         2,430        15,428           630
                                            --------      --------      --------      --------
Operating expenses:
  Research and development ............        2,982         2,340         6,195         4,745
  Selling, general and administrative .        3,760         1,733         7,300         5,055
                                            --------      --------      --------      --------
          Total operating expenses ....        6,742         4,073        13,495         9,800
                                            --------      --------      --------      --------

Income (loss) from operations .........         (385)       (1,643)        1,933        (9,170)
Other income, net .....................          480            74           580           127

                                            --------      --------      --------      --------
Income(loss)before(benefit)provision
 for income taxes .....................           95        (1,569)        2,513        (9,043)
(Benefit) provision for income taxes ..         --              46        (1,000)          146
                                            --------      --------      --------      --------
Net income (loss) .....................     $     95      $ (1,615)     $  3,513      $ (9,189)
                                            ========      ========      ========      ========
Net income per share ..................     $   0.01
                                            ========
Weighted average number of
 common and common equivalent shares ..       16,264
                                            ========

Pro forma net income (loss) per share .                   $  (0.14)     $   0.25      $  (0.79)
                                                          ========      ========      ========
Pro forma weighted average number of
 common and common equivalent shares ..                     11,798        14,124        11,671
                                                          ========      ========      ========




The accompanying notes are an integral part of these financial statements.

                                    8x8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                Six months ended
                                                  September 30,
                                             ----------------------
                                                1997         1996
                                             --------      --------
Cash flows from operating activities:
   Net income (loss) ...................     $  3,513      $ (9,189)
   Charges to net income (loss) not
    affecting cash .....................        1,583         3,706
   Net effect of changes in current and
    other assets and current liabilities       (1,646)        1,175
                                             --------      --------
         Net cash provided by (used in)
          operating activities .........        3,450        (4,308)
                                             --------      --------
Cash flows from investing activities:
   Purchase of property and equipment ..         (518)         (465)
   Sales of short-term investments, net             2         5,152
                                             --------      --------
         Net cash (used in) provided by
          investing activities .........         (516)        4,687
                                             --------      --------
Cash flows from financing activities:
   Proceeds from issuance of convertible
    noncumulative preferred stock, net .         --           2,276
   Proceeds from issuance of
    common stock, net ..................       24,757            14
   Proceeds from minority interest in
    subsidiary .........................         --              52
                                             --------      --------
         Net cash provided by financing
          activities ...................       24,757         2,342
                                             --------      --------
Net increase in cash and cash
 equivalents ...........................       27,691         2,721

Cash and cash equivalents at the
 beginning of the period ...............        8,722         4,652
                                             --------      --------
Cash and cash equivalents at the end of
 the period ............................     $ 36,413      $  7,373
                                             ========      ========


The accompanying notes are an integral part of these financial statements.


                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



1.  DESCRIPTION OF THE BUSINESS

    The Company designs, manufactures, and markets video phones, referred to herein as its family of VideoCommunicator products, for use by the consumer market. The Company also designs, develops and markets highly integrated proprietary video compression semiconductors and associated software for video phones and video conferencing.

2.  BASIS OF PRESENTATION

    The Company's fiscal year ends on the last Thursday on or before March 31. The Company's fiscal quarters end on the last Thursday on or before the end of each calendar quarter. The three and six month periods ended September 25, 1997 and September 26, 1996 included 13 weeks and 26 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, the Company has indicated its fiscal year as ending on March 31 and its interim periods as ending on September 30.

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

3.  INITIAL PUBLIC OFFERING

    In the first week of July 1997, the Company completed an initial public offering of its common stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24.7 million after deducting related issuance costs. As of the closing date of the offering, all of the convertible noncumulative preferred stock outstanding was converted into an aggregate of 3,726,373 shares of common stock.

4.  BALANCE SHEET DETAIL
   (in thousands)

                                September 30,   March 31,
                                    1997           1997
                                   ------        ------
Inventories:
  Raw materials ...............    $1,227        $  418
  Work-in-process .............       318           613
  Finished goods ..............     1,161           147
                                   ------        ------
                                   $2,706        $1,178
                                   ======        ======


5.  COMPUTATION OF HISTORICAL AND PRO FORMA NET INCOME (LOSS) PER SHARE

    Historical net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of stock options (using the treasury stock method) as-if converted.

    Pro forma net income (loss) per share for the three months ended September 30, 1996 and the six months ended September 30, 1997 and 1996, respectively, is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the as-if converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, shares of common stock, convertible preferred stock (using the as-if converted method) and common stock options (using the treasury stock method and the initial public offering price of $6.50) issued from October 1, 1995 to June 30, 1997 have been included in the computations as if they were outstanding for each period presented.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. The Statement also requires dual presentation of basic and diluted EPS on the face of the financial statements for all periods for which a statement of operations is presented. The requirements of FAS 128 are effective for the Company beginning the third fiscal quarter of fiscal 1998. Unaudited historical and pro forma basic and diluted EPS pursuant to the requirements of FAS 128 would be as follows:


                                       Three months ended    Six months ended
                                          September 30,        September 30,
                                      ------------------     -----------------
                                        1997      1996        1997      1996
                                      --------   -------     ------    ------
Historical earnings per share
Basic ..............................  $ 0.01
Diluted ............................  $ 0.01

Pro forma earnings (loss) per share
Basic ..............................            $(0.16)     $ 0.28    $(1.02)
Diluted ............................            $(0.14)     $ 0.25    $(0.79)



    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." The Statement establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt FAS 130 in its fiscal 1999 annual report; however, it is not expected to have a significant effect on the Company's disclosure requirements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures About Segments of An Enterprise and Related Information." The Statement revises information regarding the reporting of certain operating segments for periods beginning after December 15, 1997. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt FAS 131 in its fiscal 1999 annual report; however, it is not expected to have a significant effect on the Company's disclosure requirements.

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

    In the second quarters ended September 30, 1997 and 1996, sales of the Company's video conferencing products accounted for 100% and 73%, respectively, of product revenues. For the six months ended September 30, 1997 and 1996, sales of the Company's video conferencing products accounted for 100% and 72%, respectively, of product revenues. In the fiscal years ended March 31, 1997 and 1996, sales of the Company's video conferencing products accounted for 86% and 65%, respectively, of product revenues.

    To address new video conferencing opportunities, the Company has leveraged its strengths in semiconductor design and related software to develop and market video conferencing systems for the consumer market. The Company began shipping the first product in its planned family of VideoCommunicator products, the ViaTV (VC100), in February 1997. The VC105, an upgraded VC100, was introduced in August 1997. The Company added two new models, the VC50 and VC55, to the ViaTV product line in September 1997.

    The ViaTV products (VC100, VC105, VC50 and VC55) connect to a television set and a standard touch-tone telephone adding video to an otherwise normal telephone call, without the need for a personal computer (PC). Further, the VC50 and VC55 are designed without a camera and utilize an external camera device such as a camcorder or digital still camera. In addition to video conferencing capability, the VC55 includes an Internet web browser. The Company is currently demonstrating prototypes of additional VideoCommunicators all of which are non-PC based video telephones running on standard analog telephone lines (POTS). The Company's prototype VC200 incorporates a liquid crystal display (LCD) and a telephone into one unit.

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

Results of Operations

    The following discussion should be read in conjunction with the Company's Condensed Consolidated Statements of Operations and the notes thereto:

Revenues
                        Three months ended          Six months ended
                           September 30,             September 30,
(In millions)        -------------------------    -------------------------
                        1997          1996            1997          1996
                     -----------   -----------    -----------   -----------

Product revenues     $ 8.1   74%   $ 3.4   77%    $13.1   58%    $ 7.7   76%
License and other
 revenues              2.8   26%     1.0   23%      9.4   42%      2.4   24%
                     -----  ---     ----  ---     -----  ---     -----  ---

Total revenues       $10.9  100%   $ 4.4  100%    $22.5  100%    $10.1  100%
                     =====  ===     ====  ===     =====  ===     =====  ===

    Total revenues were $10.9 million and $4.4 million in the second quarters of fiscal 1998 and 1997, respectively. Product revenues were $8.1 million in the second quarter of fiscal 1998, a 138% increase over the $3.4 million in product revenues reported in the second quarter of fiscal 1997. The increase in product revenues is due primarily to sales generated from the Company's VideoCommunicators, which were introduced in February 1997, combined with an increase in sales of the Company's video conferencing semiconductors, offset by a decrease in MPEG semiconductor sales due to the discontinuation of the product line in September 1996.

    License and other revenues, all of which were nonrecurring, were $2.8 million and $1.0 million in the second quarters of fiscal 1998 and 1997, respectively. License and other revenues consist of technology licenses including royalties required under such licenses, and nonrecurring engineering charges for work performed by the Company for its customers. In the second quarter of fiscal 1998, license and other revenues included approximately $1.0 million related to certain development work performed under the terms of a contract between the Company and one of its customers. There can be no assurance that the Company will receive any revenues from such arrangements in the future.* See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

    Total revenues were $22.5 million and $10.1 million in the first six months of fiscal 1998 and 1997, respectively. Product revenues were $13.1 million in the first six months of fiscal 1998, an increase of $5.4 million above the $7.7 million reported in the first six months of fiscal 1997, and represented 58% and 76% of total revenues, respectively. In the first six months of fiscal 1998 and 1997 license and other revenues, all of which were nonrecurring, were $9.4 million and $2.4 million, respectively. There can be no assurance that the Company will receive any revenues from such arrangements in the future.* See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

    Sales to two separate customers represented approximately 15% and 10% of total revenues for the quarter ended September 30, 1997. Sales to three separate customers represented approximately 20%, 17% and 11% of total revenues for the quarter ended September 30, 1996. Sales to two separate customers accounted for approximately 28% and 10% of the Company's total revenues for the six months ended September 30, 1997 and September 30, 1996, respectively. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results and Dependence on Key Customers."

    Sales to customers outside of the United States increased to 51% of total revenues in the quarter ended September 30, 1997 from 47% in the quarter ended September 30, 1996, due primarily to increased sales to Pacific Rim countries. See "Factors That May Affect Future Results -- International Operations."


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

Cost of Revenues
                                      Three months ended   Six months ended
                                         September 30,       September 30,
(In millions)                         ------------------  -----------------
                                        1997      1996       1997       1996
                                      -------    -------   -------    ------

Cost of product revenues               $ 4.0      $ 1.9      $ 6.5     $ 9.4
  As a percentage
   of product revenues                   49%        56%        50%      122%

Cost of license and other revenues       0.5         -         0.5         -
  As a percentage
   of license and other revenues         18%         0%         5%        0%


    The cost of product revenues consists of costs associated with Video-Communicator components, semiconductor wafer fabrication, VideoCommunicator and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $4.0 million and $1.9 million in the second quarters of fiscal 1998 and 1997, respectively. The cost of product revenues in the quarter ended September 30, 1997 included costs associated with increased shipments of its VideoCommunicator products, which the Company began shipping in February 1997, as well as increased shipments of the Company's video conferencing semiconductor products. Cost of product revenues in the quarter ended September 30, 1996 included costs associated with the production of semiconductors sold into the MPEG market. The Company discontinued this product line in September 1996.

    Cost of license and other revenues in the second quarter of fiscal 1998 was $550,000 and consisted of personnel and other costs incurred to perform certain development work under terms of a nonrecurring engineering contract between the Company and one of its customers. This development work was performed by research and development personnel of the Company. There were no costs associated with license and other revenues in the second quarter of fiscal 1997.

    Cost of product revenues were $6.5 million and $9.4 million in the first six months of fiscal 1998 and 1997, respectively. The cost structure of the Company's ViaTV product line, the Company's first line of VideoCommunicator products, is substantially different from the Company's video conferencing semiconductor products. Further, costs in the first six months of fiscal 1998 include startup costs associated with the ViaTV, which began shipping in volume in fiscal 1998. In the first six months of fiscal 1997, costs of product revenues included a $4.0 million charge associated with the write-off of inventories related to the Company's exit from the MPEG market. As a result of this writeoff, costs for the period were equal to 122% of product revenue.

Gross Profit
                                      Three months ended     Six months ended
                                         September 30,         September 30,
(In millions)                         ------------------     ------------------
                                        1997      1996        1997        1996
                                      --------   -------     -------    -------

Gross profit                            $ 6.4     $ 2.4      $15.4       $0.6
  As a percentage
   of total revenues                      59%       55%        68%         6%



* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

    Gross profit was $6.4 million and $2.4 million in the second quarters of fiscal 1998 and 1997, respectively. Gross profit from product revenues increased by 173% and was $4.1 million and $1.5 million in the second quarters of fiscal 1998 and 1997, respectively. The increase in gross profit from product revenues was due to higher video conferencing semiconductor revenues and sales of the Company's VideoCommunicator products. Gross profit from license and other revenues, all of which were nonrecurring, less related costs, contributed $2.3 million and $1.0 million to gross profit in the second quarters of fiscal 1998 and 1997, respectively. There can be no assurance that the Company will receive any revenues from such license and other revenues sources in the future.*

    Gross profit was $15.4 million and $630,000 in the first six months of fiscal of 1998 and 1997, respectively. License and other revenues, net of associated costs, contributed $8.9 million and $2.4 million to gross profit in the first six months of fiscal 1998 and 1997, respectively.

Operating Expenses

Research and Development              Three months ended      Six months ended
                                         September 30,          September 30,
(In millions)                         ------------------      -----------------
                                        1997       1996        1997      1996
                                      -------    -------      -------   -------

Research and development               $ 3.0      $ 2.3        $ 6.2     $ 4.7
  As a percentage
   of total revenues                     28%        52%          28%       47%



    Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $3.0 million and $2.3 million in the second quarters of fiscal 1998 and 1997, respectively. The higher level of research and development expenses during the second quarter of fiscal 1998 is due to increased headcount, increased engineering and prototype expenses associated with the Company's VideoCommunicator products, and mask and prototype costs associated with the ongoing development of the Company's next generation video conferencing semiconductor product. The overall increase in research and development expenses was partially offset by the use of research and development personnel to perform nonrecurring engineering services under a revenue generating contract. The costs associated with this contract are included in the cost of license and other revenues. The Company expects to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Product Introduction."

    In the first six months of fiscal 1998 and 1997, research and development expenses were $6.2 million and $4.7 million, respectively, which is an increase of $1.5 million. Although total research and development expenses increased as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option grants and charged to research and development decreased to $257,000 in the first six months of fiscal 1998 from $769,000 in the first six months of fiscal 1997.


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

Selling, General and Administrative
                                      Three months ended      Six months ended
                                         September 30,          September 30,
(In millions)                         ------------------      -----------------
                                        1997       1996         1997      1996
                                      -------    -------      -------   -------

Selling, general and administrative    $ 3.8      $ 1.7        $ 7.3     $ 5.1
  As a percentage
   of total revenues                     35%        39%          32%       50%



    Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $3.8 million and $1.7 million in the second quarters of fiscal 1998 and 1997, respectively. Expenses increased due to additional headcount, higher compensation costs and costs associated with the marketing, advertising and promotion of the Company's new VideoCommunicator product line, including introduction of the Company's VC50 and VC55 products. The Company expects that its sales and marketing expenses may increase as the Company launches new VideoCommunicator products and promotes its current VideoCommunicator products.* Therefore, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results -- Management of Growth and Change; Dependence on Key Personnel."

    Selling, general and administrative expenses were $7.3 million and $5.1 million in the first six months of fiscal 1998 and 1997, respectively. While total expenses increased as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option grants and charged to selling, general and administrative decreased to $737,000 in the first six months of fiscal 1998 from $2.3 million in the first six months of fiscal 1997.

Other Income, Net

    In the second quarters of fiscal 1998 and 1997, other income, net was $480,000 and $74,000, respectively, and consisted primarily of interest income. Interest income in the second quarter of fiscal 1998 included interest earned on the proceeds from the Company's initial public offering in July 1997.

(Benefit) Provision for Income Taxes

    In the second quarters of fiscal 1998 and 1997, income taxes were $0.0 and $46,000, respectively. In the second quarter of fiscal 1997, the provision for income taxes represented certain foreign withholding taxes.

    In the first six months of fiscal 1998 and 1997, income taxes were a benefit of $1.0 million and an expense of $146,000, respectively. In August 1995, the Internal Revenue Service (IRS) asserted a deficiency against the Company for the taxable year 1992. The IRS alleged that as of March 31, 1992, the Company had accumulated earnings beyond the reasonable needs of its business. The Company contested this assessment. On May 15, 1997, the Company received a notice from the IRS indicating that the IRS has fully reversed its assertion of deficiency. As a result, the Company reversed approximately $1.0 million of its income tax liability during the first quarter of fiscal 1998. In the first six months of fiscal 1997, the provision for income taxes represents certain foreign withholding taxes.


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

Liquidity and Capital Resources

    As of September 30, 1997, the Company had cash and liquid investments totaling $36.4 million, representing a $27.7 million increase in the first six months of fiscal 1998. In the first week of July 1997, the Company completed an initial public offering of its common stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24.7 million after deducting related issuance costs. Prior to the Company's initial public offering, the Company had satisfied its liquidity needs principally from proceeds generated from two issuances of its equity securities after 1994 and from cash generated from operations in fiscal 1994 and prior years. The Company currently has no bank borrowing arrangements.

    Operations provided $3.5 million of net cash during the first six months of fiscal 1998, as compared to net cash used in operations of $4.3 million during the first six months of fiscal 1997. Cash provided by operations in the first six months of fiscal 1998 reflects net income of $3.5 million, increases of $2.9 million in deferred revenue, $1.8 million in accounts payable, and noncash items, including a deferred compensation charge of $1.1 million. Cash used in operations during this period includes a $4.0 million increase in accounts receivable and a $1.5 million increase in inventory. Cash used in operations in the first six months of fiscal 1997 reflects a net loss of $9.2 million, and a decrease in accounts payable of $5.2 million. Cash used in operations was partially offset by cash provided by decreases in inventory and accounts receivable of $6.1 million and $1.8 million, respectively, and a non-cash deferred compensation charge of $3.3 million.

    Cash used in investing activities for the first six months of fiscal 1998 is primarily attributable to capital expenditures of approximately $518,000. Cash provided by investing activities for the first six months of fiscal 1997 is primarily attributable to net sales of short-term investments of $5.2 million, offset by capital expenditures of approximately $465,000. At September 30, 1997, the Company did not have any material capital commitments outstanding.

    Cash flows from financing activities in the first six months of 1998 and 1997 consisted primarily of $24.7 million in proceeds from sale of the Company's common stock in its initial public offering and $2.3 million in proceeds for the sale of preferred convertible stock, respectively.

    The Company believes its existing cash balances, and funds, if any, generated from operations, will be sufficient to meet the Company's capital and operating requirements for the next twelve months.* However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected.

    There can be no assurance that the Company will be able to raise such capital on acceptable terms, if at all.


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See the "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors should be considered in conjunction with the information in this Report on Form 10-Q.

History of Losses; Uncertainty of Future Profitability

    The Company recorded operating losses of $385,000 in the second fiscal quarter of 1998 and $13.6 million, $4.1 million and $6.5 million in the years ended March 31, 1997, 1996 and 1995, respectively. The Company would not have been profitable in the first six months of fiscal 1998 had it not received nonrecurring license and other revenues. Revenues fluctuated from $19.9 million in fiscal 1995 to $28.8 million in fiscal 1996 to $19.1 million in fiscal 1997. In view of the Company's historical operating losses, there can be no assurance that the Company will be able to sustain profitability on an either annual or quarterly basis. Future losses will likely occur in the event that the Company's initial VideoCommunicators do not achieve widespread consumer market acceptance, of which there can be no assurance.

No Assurance of Future License and Other Revenues

    The Company has in the past received substantial revenues from licensing of technology. Licenses and other revenues, all of which were nonrecurring, were $9.4 million and $2.4 million for the six month periods ended September 30, 1997 and 1996, respectively. License and other revenues were $3.9 million, $9.0 million and $1.3 million in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. There can be no assurance that the Company will receive revenues from licensing of its technology in the future, which could have a material adverse effect on the Company's business and operating results.

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

    The Company's gross margin is affected by a number of factors, including product mix, the recognition of license and other revenues for which there may be no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to distributors, and manufacturing and component costs. The Company may also be required to reduce prices in response to competitive pressure or other factors or to increase spending to pursue new market opportunities. Any decline in the average selling price of a particular product that is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. In particular, in the event that the Company encounters significant price competition in the markets for its products, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. Moreover, the Company believes that the marketing of its family of Video-Communicators may adversely impact its gross margins due in part to higher unit costs associated with the production of system level products, including the current ViaTV models, as well as substantially different cost and pricing structures related to the manufacture and sale of consumer products.

    Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business, including sales of its VideoCommunicator products, may be derived from orders placed by a limited number of large customers, including but not limited to OEM customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. Anticipated orders from customers may fail to materialize, and delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements. The adverse impact of a shortfall in the Company's revenues may be magnified by the Company's inability to adjust spending to compensate for such shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products, which would also have a material adverse effect on the Company's business and operating results.

    Certain of the Company's licensees, including US Robotics and KME, may choose to purchase system level VideoCommunicators to label under their own brand name, may choose to purchase video conferencing semiconductors and pay a system level royalty, or may choose to produce both a system level product and the semiconductors incorporated therein and pay only royalties. Any change in the ordering patterns of such licensees, who were major customers of the Company during the first six months of fiscal 1998, may have a substantial impact on business and operating results of the Company. Moreover, the failure of such licensees to continue to purchase substantial quantities of VideoCommunicators or to produce their own system level products in such a manner to produce significant royalty or semiconductor income for the Company, of which there can be no assurance, may have a material adverse effect on the Company's business and operating results.

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

Dependence on Key Customers

    Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Product revenues from the Company's ten largest customers in the second quarter and the six months ended September 30, 1997, and in the years ended March 31, 1997, 1996 and 1995 accounted for approximately 44%, 32%, 54%, 39% and 44%, respectively, of its total revenues. Substantially all the Company's sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, significant customers could have a material adverse effect on the Company's business and operating results.

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

    Large consumer electronics manufacturers. The Company will face intense competition from many well known, established suppliers of consumer electronics products, which may include Lucent Technologies, Matsushita Electric Industrial Co., Ltd. ("Matsushita"), Philips, Samsung and Sony. Many of these potential competitors sell television and telephone products into which they may integrate video conferencing systems, thereby eliminating a consumer's need to purchase a separate video conferencing system, such as the Company's ViaTV product line.

    Licensees and purchasers of the Company's VideoCommunicator technology and components. A number of companies have licensed portions of the Company's technology, including US Robotics and KME, an affiliate of Matsushita, which have each licensed all or substantially all of the Company's technology underlying its VideoCommunicators. The Company may in the future enter into similar license agreements with respect to substantial portions of its technology. In addition, the Company has sold ViaTVs to its licensees for resale under such licensee's own brand name. Further, other companies have chosen or may choose to manufacture and sell products competitive with the Company's VideoCommunicators by incorporating video compression semiconductors purchased from the Company into products that are based on the Company's video phone reference board designs or other video phone designs. For example, Leadtek, which is currently both a licensee of certain of the Company's technology and a purchaser of the Company's video compression semiconductors, recently began shipping to consumer electronics stores a product that is directly competitive with the Company's ViaTV.

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

    C-Phone, Leadtek, and US Robotics are shipping products to consumer electronics stores and other resellers that are directly competitive with the Company's ViaTV product line. Leadtek and US Robotics are currently licensees of certain of the Company's technology; they have also purchased ViaTV products and/or the Company's video compression semiconductors. The Company expects that others will introduce products that compete with the Company's VideoCommunicators in the future.

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

Uncertainty of Market Acceptance; Limits of Existing Technology

    Previous efforts to sell consumer video phones have been unsuccessful and there can be no assurance that the market for such products will develop. The Company has no reliable data to suggest that there will be significant customer demand for such products, including the Company's VideoCommunicators. The Company's current ViaTV product line is not capable of delivering video data at rates of 24 frames per second. Below this data rate, the human eye can detect degradation of video quality. Further, POTS infrastructure varies widely in configuration and integrity, which can result in decreased rates of transmission and difficulties in establishing and maintaining connections. Actual or perceived technical difficulties related to video conferencing on POTS could impede market acceptance and have a material adverse effect on the Company's business and results of operations.

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

    The Company plans to introduce additional VideoCommunicators and video compression semiconductors. The development of new products or enhancements to existing products involves technical and other risks, which the Company may not fully understand. In addition, new product introductions or enhancements to products may decrease demand for existing products resulting in higher than expected product returns and/or excess inventory of existing products. The Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance or if such new product introductions decrease demand for existing products, it would have a material adverse effect on the Company's business and operating results.

Dependence on Proprietary Technology; Reliance on Third Party Licenses

    The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. The Company also relies in part on patent law to protect its intellectual property in the United States and abroad. The Company currently holds four United States patents, including patents relating to video compression and memory architecture technology, and has a number of United States and foreign patent applications pending. There can be no assurance that any such patent applications will result in an issued patent. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad (where effective intellectual property protection be may unavailable or limited) will be adequate or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results.

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

    In addition, from time to time the Company may issue non-cancelable purchase orders to its third-party manufacturers for raw materials used in its VideoCommunicator products to ensure availability for long lead-time items or to take advantage of favorable pricing terms. If the Company should experience decreased demand for its VideoCommunicator products, the Company would still be required to take delivery of and make payment for such raw materials. In the event of a significant decrease in VideoCommunicator product demand, such purchase commitments could have a material adverse effect on the Company's business and operating results.

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

International Operations

    Sales to customers outside of the United States represented 51% and 39% of the Company's total revenues for the second quarter and the six months ended September 30, 1997 and 54%, 49% and 40% of the total revenues in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Although the Company's VideoCommunicator sales outside of the United States are currently limited, international sales of the Company's semiconductors may continue to represent a substantial portion of the Company's product revenues for the foreseeable future. In addition, substantially all of the Company's current products are, and substantially all of the Company's future products will be, manufactured, assembled and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable and difficulty in staffing and managing foreign operations. The Company is also subject to geopolitical risks, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships, in connection with its international operations.

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

Product Concentration; Potential Loss of Semiconductor Sales; Dependence on Video Conferencing Industry

    Sales of video compression semiconductors and reference design boards accounted for approximately 45% and 37% of the Company's total revenues for the second quarter and the six months ended September 30, 1997 and 76%, 59%, 38% of total revenues in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Pending widespread market acceptance of its VideoCommunicators, sales of video compression semiconductors will continue to account for a substantial portion of total revenues. Moreover, successful introduction of VideoCommunicators may adversely affect sales of semiconductors to the Company's existing customers that currently, or may in the future, sell products that compete with the Company's VideoCommunicators.

    Sales of the Company's existing compression semiconductors and VideoCommunicators are also dependent on the video conferencing industry. Any reduction in the demand for the Company's video compression semiconductors, particularly prior to substantial VideoCommunicator revenues, or any general decline in the market for video conferencing products could have a material adverse effect on the Company's business and operating results.

Potential Volatility of Stock Price

    The market price of the shares of common stock has been and is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technical innovations, new products or new contracts by the Company, its competitors or their customers, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts and other factors, certain of which could be unrelated to, or outside the control of, the Company. The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and operating results. Any settlement or adverse determination in such litigation would also subject the Company to significant liability, which would have a material adverse effect on the Company's business and financial condition.

Shares Eligible for Future Sale

    The majority of the outstanding shares of the Company's common stock have been subject to lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of such shares without the consent of Montgomery Securities, the lead managing underwriter for the Company's initial public offering. On October 27, 1997, one third of the shares subject to lock-up agreements shall be released from such agreements. On December 30, 1997, substantially all remaining shares of the Company's common stock subject to lock-up agreements will become eligible for sale into the public market. The sale of part or all of such shares in the public market could have an adverse effect on the trading price of the Company's common stock.

PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


Effective Date of the Company's
  Registration Statement:                   July 1, 1997

Commission File Number:                     333-15627

Date the offering commenced:                July 2, 1997

Names of Managing Underwriters:             Montgomery Securities

                                            Donaldson, Lufkin & Jenrette
                                              Securities Corporation

Class of Securities Registered:             Common Stock

Amount Registered and Sold:                 4,140,000

Aggregate Price of Offering Amount
  Registered and Sold:                      $26,910,000

Underwriter's discounts and commissions     $ 1,883,700

Finders fees                                          0

Expenses paid to or for underwriters                  0

Other expenses (1)                              327,137

                                            -----------

Total expenses                              $ 2,210,837

Net offering proceeds                       $24,699,163


Use of net offering proceeds:

Purchase of machinery and equipment (1)     $   308,000
Product development (1)(2)                    2,949,000
Sales, marketing and administration (1)(2)    2,906,000
Officer compensation                            887,290
Working capital (1)(2)                        4,538,300
                                             ----------
                                            $11,588,590
Temporary investments:
  Money market mutual fund (2)              $13,110,573

----------
(1) Does not include any direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.

(2) This amount represents a reasonable estimate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index.

(b) No reports on Form 8-K were filed during the three month period ended September 30, 1997.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:  10/22/97

                           8X8, INC.

                           By: /s/ SANDRA L. ABBOTT
                               ---------------------
                               Sandra L. Abbott
                            Chief Financial Officer and
                            Vice President of Finance
                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                    8X8, INC.


EXHIBIT
NUMBER                                 EXHIBIT TITLE
------                                 -------------

11.1                Calculation of Historical and Pro forma Net Income (Loss)
                     Per Share

27.1                Financial Data Schedule


                    All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.