Form 10-Q
period 1997-12-31
8X8 INC
filed 1998-01-23
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                 (408) 727-1885

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock outstanding as of January 20, 1998 was 15,038,391.


The Exhibit Index begins on page 22.

                                    8X8, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                   Page
                                                                 ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1997
 and March 31, 1997 ......................................        1

Condensed Consolidated Statements of Operations for the
 three and nine months ended December 31, 1997 and 1996 ..        2

Condensed Consolidated Statements of Cash Flows for the
 nine months ended December 31, 1997 and 1996 ............        3

Notes to Unaudited Condensed Consolidated Financial
 Statements ..............................................        4

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations ...........        6


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds .......       21

Item 5.  Other Information ...............................       21

Item 6.  Exhibits and Reports on Form 8-K ................       21


Signature ................................................       21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                               December 31,      March 31,
                                                  1997             1997
                                                 --------        --------
ASSETS
Current assets:
  Cash, cash equivalents and
   short-term investments .....................  $ 33,187        $  8,724
  Accounts receivable, net ....................     4,569           1,012
  Inventory ...................................     8,766           1,178
  Prepaid expenses and other assets ...........     1,007             354
                                                 --------        --------
    Total current assets ......................    47,529          11,268
Property and equipment, net ...................     1,377           1,344
Deposits and other assets .....................       161             115
                                                 --------        --------
                                                 $ 49,067        $ 12,727
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................  $  4,855        $  1,379
  Accrued compensation ........................     1,688             926
  Accrued warranty ............................     1,494           1,603
  Deferred revenue ............................     2,817             363
  Other accrued liabilities ...................     2,264           2,343
                                                 --------        --------
    Total current liabilities .................    13,118           6,614
                                                 --------        --------

Minority interest .............................       103              72
                                                 --------        --------
Stockholders' equity:
  Convertible noncumulative preferred stock ...         -               4
  Common stock ................................        15               7
  Additional paid-in capital ..................    47,704          23,291
  Notes receivable from stockholders ..........      (930)         (1,078)
  Deferred compensation .......................    (1,186)         (2,781)
  Accumulated deficit .........................    (9,757)        (13,402)
                                                 --------         -------
    Total stockholders' equity................     35,846           6,041
                                                 --------         -------
                                                 $ 49,067        $ 12,727
                                                 ========        ========


The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                      Three months ended    Nine months ended
                                         December 31,         December 31,
                                       ----------------     ------------------
                                         1997     1996        1997      1996
                                       -------  -------     -------   --------
Product revenues...................... $12,325  $ 3,932     $25,381   $ 11,646
License and other revenues............   2,813      650      12,266      3,011
                                       -------  -------     -------   --------
Total revenues........................  15,138    4,582      37,647     14,657
Cost of product revenues..............   6,475    1,283      13,006     10,728
Cost of license and other revenues....     404        -         954          -
                                       -------  -------     -------   --------
Gross profit..........................   8,259    3,299      23,687      3,929
                                       -------  -------     -------   --------
Operating expenses:
  Research and development............   3,284    3,141       9,479      7,886
  Selling, general and administrative.   5,358    2,003      12,658      7,058
                                       -------  -------     -------   --------
          Total operating expenses....   8,642    5,144      22,137     14,944
                                       -------  -------     -------   --------
Income (loss) from operations.........    (383)  (1,845)      1,550    (11,015)
Other income, net.....................     515      265       1,095        392
                                       -------  -------     -------   --------
Income (loss) before (benefit)
 provision for income taxes...........     132   (1,580)      2,645    (10,623)
(Benefit) provision for income taxes..       -        -      (1,000)       146
                                       -------  -------     -------   --------
Net income (loss) .................... $   132  $(1,580)    $ 3,645   $(10,769)
                                       =======  =======     =======   ========
Basic earnings per share.............. $  0.01
                                       =======
Weighted average number of
 common shares........................  14,985
                                       =======
Pro forma basic earnings (loss)
 per share............................          $ (0.15)    $  0.27   $  (1.12)
                                                =======     =======   ========
Pro forma weighted average number of
 common shares........................           10,653      13,442      9,583
                                                =======     =======   ========

Diluted earnings per share............ $  0.01
                                       =======
Weighted average number of common and
 common equivalent shares.............  16,850
                                       =======
Pro forma diluted earnings
 (loss) per share.....................          $ (0.13)    $  0.24   $  (0.91)
                                                =======     =======   ========

Pro forma weighted average number of
 common and common equivalent shares..           12,246      15,093     11,863
                                                =======     =======   ========

The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)



                                                      Nine months ended
                                                        December 31,
                                                     -------------------
                                                       1997        1996
                                                     -------     -------
Cash flows from operating activities:
   Net income (loss) ............................    $ 3,645    $(10,769)
   Charges to net income (loss) not
    affecting cash ..............................      1,978       4,674
   Net effect of changes in current and
    other assets and current liabilities ........     (5,340)      3,213
                                                     -------     -------
         Net cash provided by (used in)
          operating activities ..................        283      (2,882)
                                                     -------     -------
Cash flows from investing activities:
   Purchase of property and equipment ...........       (722)       (590)
   Sales of short-term investments, net .........          2       5,202
                                                     -------     -------
         Net cash (used in) provided by
          investing activities ..................       (720)      4,612
                                                     -------     -------
Cash flows from financing activities:
   Proceeds from issuance of convertible
    noncumulative preferred stock, net...........          -       3,765
   Proceeds from issuance of common stock, net...     24,776          22
   Repayment of notes receivable from stockholders       126           -
   Proceeds from minority interest in
    subsidiary...................................          -          52
                                                     -------     -------
         Net cash provided by financing
          activities.............................     24,902       3,839
                                                     -------     -------
Net increase in cash and cash equivalents........     24,465       5,569

Cash and cash equivalents at the beginning of
 the period......................................      8,722       4,652
                                                     -------     -------
Cash and cash equivalents at the end of
 the period......................................    $33,187     $10,221
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

2.   BASIS OF PRESENTATION

     The Company's fiscal year ends on the last Thursday on or before March 31. The Company's fiscal quarters end on the last Thursday on or before the end of each calendar quarter. The three and nine month periods ended December 25, 1997 and December 26, 1996 included 13 weeks and 39 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, the Company has indicated its fiscal year as ending on March 31 and its interim periods as ending on December 31.

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

4.   BALANCE SHEET DETAIL
   (in thousands)

                                          December 31,     March 31,
                                             1997            1997
                                          ------------     ---------
   Inventories:
     Raw materials.........................   $2,778         $   418
     Work-in-process.......................    2,596             613
     Finished goods........................    3,392             147
                                             -------         -------
                                             $ 8,766         $ 1,178
                                             =======         =======

5.   COMPUTATION OF HISTORICAL AND PRO FORMA EARNINGS (LOSS) PER SHARE

     In the quarter ended December 31, 1997, the Company has adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Income available to common stockholders is equivalent to net income (loss) for all periods presented. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. The Statement also requires dual presentation of basic and diluted EPS on the face of the financial statements for all periods for which a statement of operations is presented.

     Pro forma basic earnings (loss) per share for the three months ended December 31, 1996 and the nine months ended December 31, 1997 and 1996, respectively, is computed by dividing income available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period and the weighted average number of convertible preferred shares oustanding for the period (as each share of preferred stock was converted into one share of common stock in conjunction with the Company's initial public offering). Pro forma diluted earnings (loss) per share for the three months ended December 31, 1996 and the nine months ended December 31, 1997 and 1996, respectively, is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the as-if converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, shares of common stock, convertible preferred stock (using the as-if converted method) and common stock options (using the treasury stock method and the initial public offering price of $6.50) issued from October 1, 1995 to June 30, 1997 have been included in the computations as if they were outstanding for each period presented.

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

     In each of the third quarters ended December 31, 1997 and 1996, sales of the Company's video conferencing products accounted for 100% of product revenues. For the nine months ended December 31, 1997 and 1996, sales of the Company's video conferencing products accounted for 100% and 81%, respectively, of product revenues. In the fiscal years ended March 31, 1997 and 1996, sales of the Company's video conferencing products accounted for 86% and 65%, respectively, of product revenues.

     To address new video conferencing opportunities, the Company has leveraged its strengths in semiconductor design and related software to develop and market video conferencing systems for the consumer market. The Company began shipping the first product in its planned family of VideoCommunicator products, the ViaTV (VC100), in February 1997. The VC105, an upgraded VC100, was introduced in August 1997. The Company added two new models, the VC50 and VC55, to the ViaTV product line in September 1997. The Company received foreign approvals and began shipping its ViaTV (VC105e)as designed for European markets in December 1997.

     The ViaTV products (VC100, VC105, VC105e, VC50 and VC55) connect to a television set and a standard touch-tone telephone adding video to an otherwise normal telephone call, without the need for a personal computer (PC). While similar to the other ViaTV products described above, the VC50 and VC55 are additionally designed without a camera and utilize an external camera device such as a camcorder or digital still camera. In addition to video conferencing capability, the VC55 includes an Internet web browser. The Company is currently demonstrating prototypes of additional VideoCommunicators, all of which are non-PC based video telephones running on standard analog telephone lines (POTS). The Company first publicly demonstrated its VC150 which incorporates a liquid crystal display (LCD) into the unit in January 1998. The Company is marketing its VideoCommunicators through retail channels, catalogs and original equipment manufacturers (OEMs) as well as through direct marketing efforts utilizing a combination of advertising, toll-free telemarketing and direct mail supported by co-marketing arrangements with third parties. The Company sells its video conferencing semiconductors and related software to OEMs and distributors.

Results of Operations

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Statements of Operations and the notes thereto:

Revenues
                         Three months ended                 Nine months ended
                            December 31,                       December 31,
(In millions)        ----------------------------     -----------------------------
                          1997            1996             1997             1996
                     ------------     -----------     ------------     ------------

Product revenues     $  12.3   81%    $  3.9   85%    $  25.4   67%    $  11.7   80%
License and other
 revenues .......        2.8   19%       0.7   15%       12.3   33%        3.0   20%
                     -------  ---     ------  ---     -------  ---     -------  ---

Total revenues ..    $  15.1  100%    $  4.6  100%    $  37.7  100%    $  14.7  100%
                     =======  ===     ======  ===     =======  ===     =======  ===

     Total revenues were $15.1 million and $4.6 million in the third quarters of fiscal 1998 and 1997, respectively. Total revenues for the third quarter of fiscal 1998 were divided among video conferencing semiconductors (41%), video phone systems (40%) and nonrecurring license and other revenues (19%). Total revenues for the third quarter of fiscal 1997 were divided between video conferencing semiconductors and reference designs (85%) and nonrecurring license and other revenues (15%).

     Product revenues were $12.3 million in the third quarter of fiscal 1998, a 215% increase over the $3.9 million in product revenues reported in the third quarter of fiscal 1997. The increase in product revenues is due primarily to sales generated from the Company's VideoCommunicators, which were introduced in February 1997, combined with an increase in sales of the Company's video conferencing semiconductors.

     License and other revenues, all of which were nonrecurring, were $2.8 million and $650,000 in the third quarters of fiscal 1998 and 1997, respectively. License and other revenues consist of technology licenses including royalties required under such licenses, and nonrecurring engineering charges for work performed by the Company for its customers. In the third quarter of fiscal 1998, license and other revenues included approximately $550,000 related to certain development work performed under the terms of a contract between the Company and one of its customers. There can be no assurance that the Company will receive any revenues from licensing or other such arrangements in the future.* See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

     In the quarter ended December 31, 1997, approximately fifty-six percent (56%) of video phone systems revenues were derived from one OEM customer. This customer has not placed further product orders with the Company. Accordingly, OEM video phone systems revenues will be lower in the fourth quarter of fiscal 1998. Failure of the Company to obtain sufficient compensating orders could have a material adverse effect on the Company's operating results.* See "Factors That May Affect Future Results - Potential Fluctuations in Operating Results".

     Total revenues were $37.7 million and $14.7 million in the first nine months of fiscal 1998 and 1997, respectively. Product revenues were $25.4 million in the first nine months of fiscal 1998, an increase of $13.7 million above the $11.7 million reported in the first nine months of fiscal 1997, and

--------------
  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

represented 67% and 80% of total revenues, respectively. In the first nine months of fiscal 1998 and 1997 license and other revenues, all of which were nonrecurring, were $12.3 million and $3.0 million, respectively. In the first nine months of fiscal 1998, license and other revenues included approximately $1.6 million related to certain development work performed under the terms of a contract between the Company and one of its customers. There can be no assurance that the Company will receive any revenues from such arrangements in the future.* See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

     Sales to one customer represented approximately 22% and 26% of total revenues for the quarter and nine months ended December 31, 1997, respectively. Sales to one customer represented approximately 20% and 13% of total revenues for the quarter and nine months ended December 31, 1996, respectively. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results and Dependence on Key Customers."

     Sales to customers outside of the United States decreased to 40% of total revenues in both the quarter and nine months ended December 31, 1997 from 45% and 57% in the quarter and nine months ended December 31, 1996, respectively.

     The Company's sales to Europe represented 18% and 14% of total revenues for the quarter and nine months ended December 31, 1997, respectively. The Company's sales to Europe represented 23% of total revenues for both the quarter and nine months ended December 31, 1996. The Company's sales to the Asia Pacific region represented 22% and 26% of total revenues for the quarter and nine months ended December 31, 1997, respectively. The Company's sales to the Asia Pacific region represented 23% and 34% of total revenues for the quarter and nine months ended December 31, 1996. See "Factors That May Affect Future Results -- International Operations."


Cost of Revenues
                                     Three months ended      Nine months ended
                                        December 31,            December 31,
(In millions)                         ------------------      -----------------
                                        1997      1996         1997       1996
                                      -------    -------      -------   -------
Cost of product revenues              $   6.4     $1.3     $  13.0     $10.7
  As a percentage
   of product revenues                     52%      33%         51%      91%

Cost of license and other revenues    $   0.4       --     $   1.0       --
  As a percentage
   of license and other revenues           14%       0%          8%       0%

     The cost of product revenues consists of costs associated with VideoCommunicator components, semiconductor wafer fabrication, VideoCommunicator and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $6.4 million and $1.3 million in the third quarters of fiscal 1998 and 1997, respectively. The cost of product revenues in the quarter ended December 31, 1997 included costs associated with increased shipments of its VideoCommunicator products, which the Company began shipping in February 1997, as well as increased shipments of the Company's video conferencing semiconductor products.

     Cost of license and other revenues in the third quarter and nine month period ended December 31, 1997 was $404,000 and $1.0 million, respectively, and consisted of personnel and other costs incurred to perform certain development work under terms of a nonrecurring engineering contract between the

--------------
  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

Company and one of its customers. This development work was performed by research and development personnel of the Company. There were no costs associated with license and other revenues in the nine month period ended December 31, 1996. Cost of product revenues were $13.0 million and $10.7 million in the first nine months of fiscal 1998 and 1997, respectively. The cost structure of the Company's ViaTV product line, the Company's first line of VideoCommunicator products, is substantially different from the Company's video conferencing semiconductor products and the cost of sales for the ViaTV product line is generally greater as a percentage of revenues. Further, costs in the first nine months of fiscal 1998 include startup costs associated with the ViaTV, which began shipping in volume in fiscal 1998. In the first nine months of fiscal 1997, costs of product revenues included a $4.0 million charge associated with the write-off of inventories related to the Company's discontinuation of the MPEG product line in September 1996. As a result of this writeoff, costs for the period increased and were equal to 91% of product revenue.


Gross Profit
                                      Three months ended      Nine months ended
                                         December 31,            December 31,
(In millions)                         ------------------      -----------------
                                        1997      1996         1997       1996
                                      -------    -------      -------   -------
Gross profit                            $8.3      $3.3       $23.7      $4.0
  As a percentage
   of total revenues                     55%       72%         63%       27%

     Gross profit was $8.3 million and $3.3 million in the third quarters of fiscal 1998 and 1997, respectively. Gross profit from product revenues increased by 127% and was $5.9 million and $2.6 million in the third quarters of fiscal 1998 and 1997, respectively. The increase in gross profit from product revenues was due to higher video conferencing semiconductor revenues and sales of the Company's VideoCommunicator products. The markets for the Company's products are characterized by falling average selling prices, which could have a material adverse effect on the Company's future business and operating results if the Company cannot achieve lower cost of sales and/or higher sales volumes.* In addition, gross profit as a percent of revenue is generally lower for the sales of ViaTV products than for sales of the Company's semiconductors. If ViaTV revenue continues to grow as a percentage of product revenue, the Company expects that gross profit as a percentage of total product revenue will decrease.* Gross profit from license and other revenues, all of which were nonrecurring, less related costs, contributed $2.4 million and $650,000 to gross profit in the third quarters of fiscal 1998 and 1997, respectively. There can be no assurance that the Company will receive any revenues from such license and other revenues sources in the future.* See "Factors That May Affect Future Results - No Assurance of Future License and Other Revenues."

     Gross profit was $23.7 million and $4.0 million in the first nine months of fiscal of 1998 and 1997, respectively. License and other revenues, net of associated costs, contributed $11.3 million and $3.0 million to gross profit in the first nine months of fiscal 1998 and 1997, respectively.

------------
  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.


Operating Expenses

Research and Development
                                     Three months ended      Nine months ended
                                         December 31,           December 31,
(In millions)                         ------------------      -----------------
                                        1997      1996         1997       1996
                                      -------    -------      -------   -------
Research and development                $3.3     $ 3.1         $9.5    $ 7.9
  As a percentage
   of total revenues                     22%       67%          25%      54%

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $3.3 million and $3.1 million in the third quarters of fiscal 1998 and 1997, respectively. Higher research and development expenses during the third quarter of fiscal 1998 were due to increased headcount, increased engineering and prototype expenses associated with the Company's VideoCommunicator products, and mask and prototype costs associated with the ongoing development of the Company's next generation video conferencing semiconductor product. The overall increase in research and development expenses was partially offset by the use of research and development personnel to perform nonrecurring engineering services under a revenue generating contract. The costs associated with this contract are included in the cost of license and other revenues. The Company expects to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Product Introduction."

     In the first nine months of fiscal 1998 and 1997, research and development expenses were $9.5 million and $7.9 million, respectively, which is an increase of $1.6 million. Although total research and development expenses increased as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option grants and charged to research and development decreased to $354,000 in the first nine months of fiscal 1998 from $946,000 in the first nine months of fiscal 1997.

Selling, General and Administrative

                                      Three months ended      Nine months ended
                                         December 31,                 December 31,
(In millions)                         ------------------      -----------------
                                        1997       1996         1997      1996
                                      -------    -------      -------   -------
Selling, general and administrative     $5.4      $ 2.0        $12.7    $ 7.1
  As a percentage of total revenues      36%        43%           34%      48%

     Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $5.4 million and $2.0 million in the third quarters of fiscal 1998 and 1997, respectively. Expenses increased due to additional headcount, higher compensation costs and costs associated with the

------------
  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

marketing, advertising and promotion of the Company's VideoCommunicator product line. The Company expects that its sales and marketing expenses may increase as the Company launches new VideoCommunicator products and promotes its current VideoCommunicator products.* Therefore, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results -- Management of Growth and Change; Dependence on Key Personnel."

     Selling, general and administrative expenses were $12.7 million and $7.1 million in the first nine months of fiscal 1998 and 1997, respectively. While total expenses increased as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option grants and charged to selling, general and administrative decreased to $877,000 in the first nine months of fiscal 1998 from $2.7 million in the first nine months of fiscal 1997.

Other Income, Net

     In the third quarters of fiscal 1998 and 1997, other income, net was $515,000 and $265,000, respectively, and consisted primarily of interest income. Interest income in the third quarter of fiscal 1998 included interest earned on the proceeds from the Company's initial public offering in July 1997.

(Benefit) Provision for Income Taxes

     In the first nine months of fiscal 1998 and 1997, income taxes were a benefit of $1.0 million and an expense of $146,000, respectively. In August 1995, the Internal Revenue Service (IRS) asserted a deficiency against the Company for the taxable year 1992. The IRS alleged that as of March 31, 1992, the Company had accumulated earnings beyond the reasonable needs of its business. The Company contested this assessment. On May 15, 1997, the Company received a notice from the IRS indicating that the IRS has fully reversed its assertion of deficiency. As a result, the Company reversed approximately $1.0 million of its income tax liability during the first quarter of fiscal 1998. In the first nine months of fiscal 1997, the provision for income taxes represents certain foreign withholding taxes.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had cash and liquid investments totaling $33.2 million, representing a $24.5 million increase in the first nine months of fiscal 1998. In the first week of July 1997, the Company completed an initial public offering of its common stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24.7 million after deducting related issuance costs. Prior to the Company's initial public offering, the Company had satisfied its liquidity needs principally from proceeds generated from two issuances of its equity securities after 1994 and from cash generated from operations in fiscal 1994 and prior years. The Company currently has no bank borrowing arrangements.

     Operations provided $283,000 of net cash during the first nine months of fiscal 1998, as compared to net cash used in operations of $2.9 million during the first nine months of fiscal 1997. Cash provided by operations in the first nine months of fiscal 1998 reflects net income of $3.6 million, increases of $2.5 million in deferred revenue, $3.5 million in accounts payable, $762,000 in accrued compensation, and noncash items, including a deferred compensation charge of $1.3 million. Cash used in operations during this period includes a $3.6 million increase in accounts receivable, $7.6 million increase in

---------------

  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

inventory, and a $653,000 increase in prepaid expenses and other assets. In addition to increased revenues, the increase in accounts receivable in the first nine months of fiscal 1998 was partially due to increased ViaTV sales to customers in the retail channel, which typically negotiate payment terms greater than 30 days. The increase in inventory in the first nine months of fiscal 1998 was due to increases in both ViaTV inventory held by the Company and inventory balances held by retailers. Because the Company does not recognize revenue on the shipment of its VideoCommunicator products to retailers or distributors until sell-through to the end user, product inventories at retailers and distributors are reflected in the Company's inventories and are expected to increase if the Company succeeds in further broadening its distribution channels.

     Cash used in operations in the first nine months of fiscal 1997 reflects a net loss of $10.8 million, and a decrease in accounts payable of $4.8 million. Cash used in operations was partially offset by cash provided by decreases in inventory and accounts receivable of $6.7 million and $2.4 million, respectively, and a non-cash deferred compensation charge of $4.0 million. Cash used in investing activities for the first nine months of fiscal 1998 is primarily attributable to capital expenditures of approximately $722,000. Cash provided by investing activities for the first nine months of fiscal 1997 is primarily attributable to net sales of short-term investments of $5.2 million, offset by capital expenditures of approximately $590,000. At December 31, 1997, the Company did not have any material capital commitments outstanding.

     Cash flows from financing activities in the first nine months of fiscal 1998 and 1997 consisted primarily of $24.7 million in proceeds from the sale of the Company's common stock in its initial public offering and $3.8 million in proceeds from the sale of convertible preferred stock, respectively.

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

History of Losses; Uncertainty of Future Profitability

     The Company recorded operating losses of $383,000 in the third quarter of fiscal 1998 and $13.6 million, $4.1 million and $6.5 million in the years ended March 31, 1997, 1996 and 1995, respectively. The Company would not have been profitable in the first nine months of fiscal 1998 had it not received nonrecurring license and other revenues. Revenues fluctuated from $19.9 million in fiscal 1995 to $28.8 million in fiscal 1996 to $19.1 million in fiscal 1997. In view of the Company's historical operating losses, there can be no assurance that the Company will be able to sustain profitability on either an annual or quarterly basis. Future losses will likely occur in the


---------------

  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

event that the Company's initial VideoCommunicators do not achieve widespread consumer market acceptance, of which there can be no assurance.

No Assurance of Future License and Other Revenues

     The Company has in the past received substantial revenues from licensing of technology. Licenses and other revenues, all of which were nonrecurring, were $12.3 million and $3.0 million for the nine month periods ended December 31, 1997 and 1996, respectively. License and other revenues were $3.9 million, $9.0 million and $1.3 million in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. There can be no assurance that the Company will receive revenues from licensing of its technology in the future, which could have a material adverse effect on the Company's business and operating results.

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

     The Company's gross margin is affected by a number of factors, including product mix, the recognition of license and other revenues for which there may be no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to distributors, and manufacturing and component costs. The Company may also be required to reduce prices in response to competitive pressure or other factors or to increase spending to pursue new market opportunities. Any decline in the average selling price of a particular product that is not offset by a reduction in production costs or by sales of other products with higher gross margins would decrease the Company's overall gross margin and adversely affect the Company's operating results. In particular, in the event that the Company encounters significant price competition in the markets for its products, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. Moreover, the Company believes that the marketing of its family of VideoCommunicators may adversely impact its gross margins due in part to higher unit costs associated with the production of system level products, including the current ViaTV models, as well as substantially different cost and pricing structures related to the manufacture and sale of consumer products. The markets for the Company's products are characterized by falling average selling prices. If the Company cannot adequately compensate for such falling average selling prices


---------------

  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

with lower costs of sales and/or higher volumes, there may be a material adverse effect on the Company's business and operating results.

    Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business, including sales of its VideoCommunicator products, may be derived from orders placed by a limited number of large customers, including but not limited to OEM customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in the Company's revenues may be magnified by the Company's inability to adjust spending to compensate for such shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products, which would also have a material adverse effect on the Company's business and operating results.

     Certain of the Company's licensees, including 3Com and KME, may choose to purchase system level VideoCommunicators to label under their own brand name, may choose to purchase video conferencing semiconductors and pay a system level royalty, may choose to produce both a system level product and the semiconductors incorporated therein and pay only royalties, or may not make any purchases from the Company. Sales to one such licensee totaled approximately fifty-six percent (56%) of video phone systems sold by the Company in the quarter ended December 31, 1997. This licensee has not placed orders with the Company for additional ViaTVs. Accordingly, revenue from OEM systems sales will be lower in the fourth quarter of fiscal 1998.

     Any change in the ordering patterns of such licensees, who were major customers of the Company during the first nine months of fiscal 1998, may have a substantial impact on business and operating results of the Company. Moreover, the failure of such licensees to continue to purchase substantial quantities of VideoCommunicators or to produce their own system level products in such a manner to produce significant royalty or semiconductor income for the Company, of which there can be no assurance, may have a material adverse effect on the Company's business and operating results.

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


---------------

  * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Factors That May Affect Future Results" commencing on page 12 for a discussion of certain factors that could affect future performance.

     As a result of these and other factors, it is likely that in some future period the Company's operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for the Company's common stock.

Dependence on Key Customers

     Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Product revenues from the Company's ten largest customers in the third quarter and the nine months ended December 31, 1997, and in the years ended March 31, 1997, 1996 and 1995 accounted for approximately 55%, 34%, 54%, 39% and 44%, respectively, of its total revenues. Substantially all the Company's sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of, or any reduction in orders from, significant customers could have a material adverse effect on the Company's business and operating results.

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

     Licensees and purchasers of the Company's VideoCommunicator technology and components. A number of companies have licensed portions of the Company's technology, including 3Com and KME, an affiliate of Matsushita, which have each licensed all or substantially all of the Company's technology underlying its VideoCommunicators. The Company may in the future enter into similar license agreements with respect to substantial portions of its technology. In addition, the Company has sold ViaTVs to its licensees for resale under such licensee's own brand name. Further, other companies have chosen or may choose to manufacture and sell products competitive with the Company's VideoCommunicators by incorporating video compression semiconductors purchased from the Company into products that are based on the Company's video phone reference board designs or other video phone designs. For example, Leadtek, which is currently both a licensee of certain of the Company's technology and a purchaser of the Company's video compression semiconductors is shipping a product that is directly competitive with the Company's ViaTV to consumer electronics stores.

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

     C-Phone, Leadtek, and 3Com are shipping products to consumer electronics stores and other resellers that are competitive with the Company's ViaTV product line. Leadtek and 3Com are currently licensees of certain of the Company's technology; they have also purchased ViaTV products and/or the Company's video compression semiconductors. The Company expects that others have introduced or will introduce products that compete with the Company's VideoCommunicators in the future.

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

International Operations

     Sales to customers outside of the United States represented 40% of the Company's total revenues for both the third quarter and the nine months ended December 31, 1997 and 54%, 49% and 40% of total revenues in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Specifically, sales to customers in the Asia Pacific region represented 22% and 26% of the Company's total revenues for the third quarter and the nine months ended December 31, 1997, respectively.

     International sales of the Company's semiconductors will continue to represent a substantial portion of the Company's product revenues for the foreseeable future. In addition, substantially all of the Company's current products are, and substantially all of the Company's future products will be, manufactured, assembled and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable and difficulty in staffing and managing foreign operations. The Company is also subject to geopolitical risks, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships, in connection with its international operations. A significant decline in demand from foreign markets, such as may result from the current economic conditions in the Asia Pacific region, could have a material adverse effect on the Company's business and operating results.

Management of Growth and Change; Dependence on Key Personnel

     The development and marketing of the Company's VideoCommunicators will continue to place a significant strain on the Company's limited personnel, management and other resources, particularly in light of the Company's limited experience in developing, manufacturing, marketing and selling consumer products. The Company's ability to manage any future growth effectively will require it to successfully attract, train, motivate, retain and manage employees, particularly key engineering and managerial personnel, to effectively integrate new employees into its operations and to continue to improve its operational, financial and management systems. The Company's failure to manage its growth and changes in its business effectively and to attract and retain key personnel could have a material adverse effect on the Company's business and operating results.

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

Product Concentration; Potential Loss of Semiconductor Sales; Dependence on Video Conferencing Industry

     Sales of video compression semiconductors and reference design boards accounted for approximately 41% and 39% of the Company's total revenues for the third quarter and the nine months ended December 31, 1997 and 76%, 59%, 38% of total revenues in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Pending widespread market acceptance of its VideoCommunicators, sales of video compression semiconductors will continue to account for a substantial portion of total revenues. Moreover, successful introduction of VideoCommunicators may adversely affect sales of semiconductors to the Company's existing customers that currently, or may in the future, sell products that compete with the Company's VideoCommunicators.

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

Shares Eligible for Future Sale

     After the Company's public initial public offering in July 1997, the majority of the outstanding shares of the Company's common stock were subject to lock-up agreements under which the holders of such shares agreed not to sell or otherwise dispose of such shares without the consent of Montgomery Securities, the lead managing underwriter for the Company's initial public offering. On October 27, 1997, one third of the shares subject to lock-up agreements were released from such agreements. On November 6, 1997, substantially all remaining shares of the Company's common stock subject to lock-up agreements became eligible for sale into the public market. The continuing sale of part or all of such shares in the public market could have an adverse effect on the trading price of the Company's common stock.

PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Net offering proceeds:                      $24,699,163

Use of net offering proceeds:

Purchase of machinery and equipment (1)     $   512,000
Product development (1)(2)                    5,826,000
Sales, marketing and administration (1)(2)    7,089,000
Officer compensation                          1,611,000
Working capital (1)(2)                        9,661,163
                                             ----------
                                            $24,699,163

(1) Does not include any direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.

(2) This amount represents a reasonable estimate.

ITEM 5.  OTHER INFORMATION

     The Company's 1998 Annual Meeting of Stockholders will be held at 2 p.m. Pacific Standard Time on June 15, 1998 at the Company's principal executive offices at 2445 Mission College Blvd., Santa Clara, California.

     The Company announced on January 19, 1997 that Joe Parkinson resigned as Chairman, Chief Executive Officer and Director. On the same date, Paul Voois, formerly the Company's Executive Vice President and Director, was appointed Chairman and CEO, and each of Bryan Martin, Vice President of Engineering and Chief Technical Officer, and Chris McNiffe, Vice President of Sales and Marketing, were appointed to the Company's Board of Directors. Mr. Parkinson will remain with the Company on a temporary basis as a part-time employee to assist with the transition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    See Exhibit Index.

(b) No reports on Form 8-K were filed during the three month period ended December 31, 1997.

                                    SIGNATURE

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: January 23, 1998

                                    8X8, INC.

                            By: /s/ SANDRA L. ABBOTT
                                --------------------
                                Sandra L. Abbott
                           Chief Financial Officer and
                            Vice President of Finance
                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                    8X8, INC.


EXHIBIT
NUMBER                                 EXHIBIT TITLE


11.1     Calculation of Historical and Pro forma Earnings (Loss) Per Share

27.1     Financial Data Schedule


         All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.