Form 10-K
period 1998-03-31
8X8 INC
filed 1998-05-07
CIK 1023731

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-15627
                                   8X8, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0142404
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                           2445 MISSION COLLEGE BLVD.
                             SANTA CLARA, CA 95054
                                 (408) 727-1885
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
                             VALUE $.001 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the Registrant's common stock on the NASDAQ National Market System on May 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $74,091,785.44. Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding as of May 1, 1998 was 15,293,614.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                LOCATION IN FORM 10-K
Proxy Statement for the 1998 Annual Meeting of                    Part III
   Stockholders to be held on June 15, 1998

================================================================================

                                   8X8, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 8.   Financial Statements and Supplementary Data.................   27
          Consolidated Balance Sheets.................................   29
          Consolidated Statements of Operations.......................   30
          Consolidated Statements of Stockholders' Equity.............   31
          Consolidated Statements of Cash Flows.......................   32
          Notes to Consolidated Financial Statements..................   33
          Consolidated Quarterly Financial Data.......................   45
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   46

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   46
Signatures............................................................   47
Exhibit Index.........................................................   48

     This Report on Form 10-K contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the headings "Manufacturing," Competition" and "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

     8x8, Inc. ("8x8" or the "Company") designs, develops and markets highly integrated, proprietary video communication semiconductors and associated software to original equipment manufacturers (OEMs) of corporate video communication systems. To address new opportunities, the Company has leveraged its strengths in semiconductor design and related software to develop and market low cost video communication systems (hereinafter referred to as its "VideoCommunicators"). The Company began shipping the first product in its planned family of VideoCommunicator products, ViaTV videophone model VC100, in February 1997. Subsequently, the Company introduced the VC105, an upgraded VC100, and added three new models, the VC50, VC55 and VC150, to the ViaTV product line. The Company also has introduced versions of its ViaTV videophones designed for European and Asian markets.

     The Company's video communication semiconductors combine a reduced instruction set computer (RISC) microprocessor, a digital signal processor
(DSP), specialized video processing circuitry, static random access memory
(SRAM) and proprietary software on a single chip. The Company's semiconductors perform the real time compression and decompression (codec) of video and audio information and establish and maintain network connections in a manner consistent with international standards for video telephony. These semiconductors are designed to provide video communication over a broad range of network types including standard analog telephone lines (commonly known as plain old telephone service or POTS), integrated services digital networks (ISDN), local area networks (LAN) and digital subscriber lines (DSL). Customers for the Company's video communication semiconductors include Mitsubishi, PictureTel, Siemens, Sony, Tandberg, VideoServer, VCON and Vtel.

     The Company's VideoCommunicators are based on its proprietary semiconductor, software and systems technology. The ViaTV videophones are designed to be compliant with the H.324 international standard for video telephony over POTS and to be compatible with personal computer (PC) and non-PC based systems that adhere to the H.324 standard. The ViaTV videophones are designed to communicate with full duplex audio and video rates of up to 15 frames per second.

     The VC105 ViaTV product connects to a television set and a standard touch-tone telephone adding video to an otherwise normal telephone call, without the need for a PC. The VC50 and VC55 are designed without a camera and utilize an external camera device such as a camcorder or digital still camera in addition to a television and a touch-tone telephone. In addition to video communication capability, the VC55 includes an internet web browser developed by PlanetWeb, Inc. The VC150 includes a built-in liquid crystal display (LCD) and camera, thus requiring only the addition of a touch-tone telephone to permit video communication.

INDUSTRY BACKGROUND

     The continued expansion of the video communication market is dependent on several factors including system cost, network bandwidth, the acceptance of video telephony standards and compression technologies. Decreases in system costs will expand the number of potential consumers and applications for video communication systems. Increases in available bandwidth improve the data carrying capacity of networks, while improvements in compression technologies utilize a given bandwidth more efficiently. Increased bandwidth and better compression both permit the transmission of higher quality audio and video. Finally, video telephony standards are key to widespread adoption as they are designed to permit the interoperability between systems offered by different vendors. The cost of video communication systems has decreased dramatically since the introduction of the first video communication systems several decades ago. Currently, corporate room video communication systems that operate over ISDN and LAN networks are available for less than $10,000, while desktop ISDN and POTS videophones are sold for less than $2,000.

     Videophones that operate over POTS with the addition of a display screen and a telephone, such as the Company's VC105 product, are now available for less than $500. As a result, the market for video communication, formerly primarily limited to the corporate boardroom, has expanded, with increasing corporate applications as well as greater usage by small businesses and within the home.

     Since the first video communication products were introduced in the late 1970's, users have faced a tradeoff between the cost and availability of network bandwidth and the quality of video images that can be transmitted over the network. High capacity connections, such as T1/E1 (1.5/2.0 megabits per second
(Mbps) and ISDN (128 kilobits per second (Kbps)) provide greater bandwidth, but are significantly more costly and less available than analog POTS lines. The POTS network now offers one-way data transmission rates of up to 56.6 Kbps but remains limited to rates of up to 33.6 Kbps for the symmetrical data transmission required for video communication. A number of technologies have been deployed or are under development which aim to increase the bandwidth available from existing copper telephone lines. These include faster POTS modems and residential ISDN, DSL and cable transmission service.

     The challenge faced by developers of video communication systems has been to provide the best possible image quality through the efficient compression of video and audio data for transmission over available network bandwidth. Because video images contain a large amount of information, video communication systems must compress the video and audio data to fit the available network bandwidth while attempting to maintain the quality and synchronization of audio and video. For example, a digitized normal television signal contains approximately 160 Mbps of information, which must be compressed by a factor of over 6000 to 1 to permit symmetrical transmission over POTS at a rate of 25 Kbps. A video bandwidth of 25 Kbps is typical in a 33.6 Kbps POTS connection, allowing for audio, data and control overhead. The quality of transmitted video images is a function of network bandwidth and the sophistication of the hardware and software used to compress and decompress the data. By using sophisticated compression algorithms and advanced DSP semiconductors, such as the Company's video communication semiconductors, video communication system manufacturers can achieve improved video quality over all network types, including POTS.

     The proliferation of video communication equipment has been influenced by the adoption of international video telephony standards. If complied with, the standards permit interoperability between systems offered by different vendors. Increased usage of video communication in the corporate market has been facilitated by the adoption of the H.320 standard, which defined the video telephony protocols used by systems connected over ISDN. The adoption of H.320 enabled interoperability between systems from different vendors, encouraged new market entrants, and contributed to significantly lower system pricing and an increased installed base. The Company believes that the H.320 standard expanded the market for business video communication systems over ISDN. Similarly, the
H.324 standard for video telephony over POTS may result in expanded home use of videophones.* Other standards, such as H.323, are being developed for communication over packet-based networks, such as LANs and DSL and cable networks.

     Until recently, nearly all video communication products have been targeted at corporate users with access to high bandwidth connections such as T1/E1 and ISDN. However, the vast majority of consumers continue

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

to have limited access to bandwidth beyond that provided by standard analog POTS lines. The Company believes that significant demand exists for inexpensive videophone products that would allow users to transmit video images with audio over normal telephone lines.* In addition, the Company believes that, as higher bandwidth infrastructure, whether ISDN, DSL or cable networks, becomes more available, a market for inexpensive videophones that operate over such networks will develop.*

     As a result of the availability of 33.6 Kbps POTS transmission rates, video compression advances and the adoption of the H.324 standard, low cost POTS videophones have been developed by the Company and a number of other suppliers. These products may be introduced in a variety of product configurations and physical forms (i.e., "form factors"), including those based on telephones and using a television for display, such as the VC105, or using an LCD for display, such as the VC150, and those based on the PC. An increasing number of PCs are being shipped with pre-installed H.324 compliant software. Significant sales of such H.324 products, if achieved, may increase the usefulness of and demand for additional H.324 compliant videophones by providing potential videophone purchasers with other parties to call.*

8X8 STRATEGY

     Key elements of the Company's strategy include:

     - Expand Upon Core Technology. The Company intends to further develop each element of its video communication technology, including semiconductor, software and systems technology. Certain of the Company's ongoing development efforts are targeted at reducing overall system costs through integration of additional functions onto the Company's semiconductors.* At the same time, the Company is continuously developing technology to improve video and audio quality at varying bandwidths, add video communication features and ensure compliance with all current and emerging video telephony standards to encourage proliferation of the Company's and its OEM customers' system products.*

     - Broaden and Enhance VideoCommunicator Family. The Company is currently selling four models of the ViaTV videophone, all of which currently operate over POTS and have been introduced since the beginning of 1997. In addition to the introduction of these products, the Company also has made available software upgrades to its installed base, adding features such as pan/tilt/zoom, snapshot mode, auto-answer and picture and audio quality enhancements. The Company plans to extend its VideoCommunicator product line in the future by developing products in new form factors and with new features.* The Company further intends to differentiate its current products in the future by adding features and providing further picture and audio quality enhancements.*

     - Extend Marketing Channels. The Company currently sells its video communication semiconductor and software products to OEMs and distributors. The Company sells its VideoCommunicators to OEMs, retail stores, distributors and directly to end-users. The Company's semiconductor and system products are sold in a number of countries throughout North America, Asia and Europe. The Company continues to work to broaden the marketing and distribution of its products.*

     - Enhance and Increase Capabilities Over Network Infrastructures. The Company's semiconductor, software and systems technologies currently enable, to varying degrees, video communication over the POTS, ISDN, LAN, DSL and cable networks. The Company's current VideoCommunicator products operate on the POTS network. The Company intends to further enhance the capabilities to permit operation of the products of its OEM customers and its VideoCommunicators on additional networks, including those listed above and those that may emerge in the future.*

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

PRODUCTS

  VideoCommunicator Products

     The Company develops, markets and sells its VideoCommunicator products and a variety of video communication semiconductors and related software and reference boards. The table below describes the Company's VideoCommunicator products:

------------------------------------------------------------------------------------------------------------------
PRODUCT                                           DESCRIPTION                                  FEATURES
------------------------------------------------------------------------------------------------------------------
  ViaTV Model VC50 Modular   H.324 modular videophone with built-in 33.6 Kbps       - 3 camera inputs
  Videophone                 modem requiring connection to a television, a digital  - Accessory port input video camera and a touch-tone telephone.
------------------------------------------------------------------------------------------------------------------
  ViaTV Model VC55 Modular   H.324 modular videophone with built-in 33.6 Kbps       - 3 camera inputs
  Videophone                 modem requiring connection to a television, a digital  - Accessory port input
                             video camera and a touch-tone telephone; internet      - Web browsing
                             access device with email.                              - Email
------------------------------------------------------------------------------------------------------------------
  ViaTV Model VC105 Set-top  H.324 set-top videophone/built-in 33.6 Kbps modem      - Built-in video camera
  Videophone                 requiring connection to a television and touch-tone    - Accessory port input
                             phone.
------------------------------------------------------------------------------------------------------------------
  ViaTV Model VC150 Desktop  H.324 videophone requiring connection to a touch-tone  - Built-in video camera
  Videophone                 telephone.                                             - Built-in 4" LCD display
                                                                                    - Accessory port input
------------------------------------------------------------------------------------------------------------------

     The Company's VideoCommunicators, the VC50, VC55, VC105 and VC150 models, all connect to a standard touch-tone telephone and add video to an otherwise normal telephone call, without the need for a PC. These ViaTV videophones are designed to be compliant with the H.324 international standard for video telephony over POTS and to be compatible with PC and non-PC based systems that adhere to the H.324 standard. In addition, the ViaTV videophones are designed to communicate with full duplex audio and video rates of up to 15 frames per second. The ViaTV products, which are based on the Company's proprietary semiconductor and software technology, include a V.34 modem and display video on the display screen in several sizes, as well as in a simultaneous remote and self-view mode. Additional features include caller ID, electronic pan/tilt/zoom, snapshot mode, video privacy mode and an auto-answer feature with an optional security password. The ViaTV videophones are controlled through the touch-tone keypad of the user's telephone and menu driven instructions that appear on the video display screen.

     The VC50, VC55 and VC105 require the use of a television as the display, while the VC150 includes a built-in four-inch LCD video display. Further, while the VC105 and VC150 each contain a built-in video camera, the VC50 and VC55 are designed to be connected to a camcorder, digital snapshot camera or other composite video source. Particular aspects of each product are as follows:

     - VC50 Modular Videophone. The VC50 Modular Videophone requires the use of a television as a display. In addition, because the VC50 model does not include a built-in video camera, it requires connection to a composite video source, such as a camcorder, a digital camera or a video cassette recorder. The VC50 videophone has three separate video inputs so that it can be connected to multiple cameras, which may be remotely selected for viewing. As a result of this and the auto-answer feature present in all ViaTV products, the VC50 model is appropriate for security and monitoring applications. The accessory port of the VC50 unit also permits attachment of various peripheral devices, such as a wireless keyboard that transmits text on the display screen along with video. The VC50 product may be connected to high performance digital video and document cameras as well as full-duplex speakerphones to create a room based, corporate video communication system.

     - VC55 Modular Videophone. Similar to the VC50 Modular Videophone, the VC55 model also has internet and email capabilities enabled by software developed by PlanetWeb, Inc. internet browsing and email may be accomplished by the use of the telephone keypad and a pop-up screen keyboard or with the use of the optional wireless keyboard. The VC50 and VC55 Modular Videophones were both introduced in September 1997.

     - VC105 Set-top Videophone. The VC105 Set-top Videophone is a successor to the Company's initial VideoCommunicator product, the VC100, which was first sold in February 1997. While the VC105 model does require the use of a television as a display, it contains a built-in digital video camera. Thus, it is a simple to install and use videophone, targeted primarily for home and small-business video communication use.

     - VC150 Desktop Videophone. The VC150 Desktop Videophone, which the Company first shipped in March 1998, contains a built-in digital camera and a built-in four-inch LCD display. As a result, it merely requires connection to a touch-tone telephone. Thus, it is suited for desktop or countertop use in a home or business environment.

     The Company offers a number of accessories for use with its ViaTV videophones, including wireless keyboards and cameras for use with the VC50 and VC55 models and an international travel kit for use with the ViaTV products. Currently, the Company is developing additional accessories for its ViaTV products, including a full-duplex speakerphone.*

     The Company plans to extend its VideoCommunicator product line in the future by developing products in new form factors and products that are designed to comply with emerging video telephony standards.* The Company further intends to differentiate its products by adding features and providing further picture and audio quality enhancements.* See "Research and Development."

     The Company is dependent on continual and successful development and introduction of new products. See "Factors That May Affect Future
Results -- Rapid Technological Change; Dependence on New Product Introduction" and "Factors That May Affect Future Results -- Compliance with Regulations and Industry Standards."

  Video Communication Semiconductors

     The Company's video communication semiconductors are based on the Company's proprietary architecture. This architecture combines, on a single chip, a custom RISC microprocessor, a high performance DSP core, specialized video processing circuitry, static random access memory and proprietary software, which together perform the core processing functions required by video communication and other digital video applications.

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

     The table below describes the Company's video communication semiconductors and their applications:

--------------------------------------------------------------------------------------------
     PRODUCT                  DESCRIPTION                          APPLICATIONS
     -------                  -----------                          ------------
--------------------------------------------------------------------------------------------
 Video             H.320 compression semiconductor     - PC ISDN video communication add-in
 Communications    for ISDN video communication          boards
 Processor (VCP)   systems; or H.323 Semiconductor     - ISDN group video communication
                   for LAN video conferencing systems    systems
                   or internet phone calls.            - LAN video communication systems
                                                       - Internet phone calls
--------------------------------------------------------------------------------------------
 Low bit-rate      H.324 compression semiconductor     - Consumer video telephones for POTS
 Videophone        for POTS video communication        - PC videophone add-in boards for
 Processor (LVP)   systems Compression semiconductor   POTS
                   for video capture and encoding      - Cameras with embedded compression
                   systems                             - Video capture PC add-in boards
--------------------------------------------------------------------------------------------
 Video to PCI      Interface chip which connects the   - PC (POTS, ISDN or LAN-based) video
 Interface Chip    VCP/LVP devices to the PCI Bus        communication boards
 (VPIC)
--------------------------------------------------------------------------------------------
 VCPex             Recently announced successor to     - See VCP and LVP applications above
                   the VCP and LVP
--------------------------------------------------------------------------------------------

     - VCP -- Video Communications Processor. The Company's VCP is an integrated video communication semiconductor, which allows OEMs to develop video communication systems based on the H.320 standard for ISDN video communication or on the H.323 standard for LAN video communication or internet phone calls. In recent quarters, the VCP accounted for the majority of the Company's semiconductor product sales. The Company's proprietary RISC and DSP technology allows a single VCP semiconductor to output up to 30 frames per second of H.320 based video over an ISDN line. The VCP includes video processing circuitry that compresses and decompresses video images. Systems designed using multiple VCPs are capable of providing full-duplex video quality approaching that of a television. The VCP can reside on PC add-in cards or non-PC based corporate conference room systems.

     - LVP -- Low bit-rate Videophone Processor. The LVP semiconductor is designed to support H.324 based videophones using standard POTS phone lines. Systems based on the LVP benefit from the same RISC and DSP technology found in the Company's VCP product, and are designed to deliver video at up to 15 frames per second over a standard POTS telephone line. The LVP can be designed into systems in a variety of form factors, including non-PC based systems that utilize a telephone and either a television or LCD display. The LVP can also be designed into PC videophone add-in boards and used for multimedia compression applications which require high processing power to compress high bandwidth digital video, such as cameras with embedded compression, PC add-in boards for video capture and editing and CD-ROM title development. The LVP is the core video communication semiconductor inside the Company's ViaTV products.

     - VPIC -- Video to PCI Interface Chip. The VPIC is a companion semiconductor to the Company's video communication semiconductors. The VPIC provides a direct interface between the Company's compression semiconductors and the high speed PCI expansion bus found in PCs. By providing a direct path into the PC's graphic display memory, the VPIC allows PC board designers to improve the performance and quality of their designs based on the Company's video communication semiconductors.

     - VCPex. The Company recently announced the introduction of its VCPex semiconductor, which is the successor to its VCP and LVP semiconductors. The VCPex provides greater functionality and operates at greater speeds than the VCP and LVP.

     The Company intends to design future generations of its video communication semiconductors to allow the development of video communication systems with price/performance improvements.* See "Research and Development."

  Application Software

     The Company sells its semiconductors with its proprietary application specific software to address the unique system requirements of various international video telephony standards. This software, which is a combination of microcode assembly and C firmware, enables the Company's proprietary semiconductor architecture to implement multiple compression standards such as H.320, H.323, H.324 and MPEG. In many cases, by enhancing its application software, the Company can improve the quality of transmitted video images, address emerging standards and add user features to its existing video communication semiconductors. Certain of the Company's video communication software may be ported to other platforms such as PCs or embedded controllers. The Company supplies an Application Programmers Interface (API) with its software to allow limited customization through an external microprocessor or host controller. The Company also sells licenses for the source code for its software to customers who wish to modify the software by adding their own features and controls. Development kits are also licensed to customers allowing them to write, compile and develop software for the Company's proprietary semiconductor architecture.

  Reference Boards and Designs

     The Company provides a range of printed circuit boards and designs as reference boards or reference designs to its customers that serve as examples for targeted applications. Each reference board and reference design is provided with schematics, complete documentation, video processor software and board-level software diagnostics. This allows the customer to leverage the Company's systems design expertise. These reference boards and reference designs enable customers to more quickly introduce new products and improve the Company's technical support capabilities. Examples of the Company's reference board designs include the DVC9-I, which is designed for H.320 systems based on the VCP, and the DVC9-P, which is designed for H.324 systems based on the LVP. The Company also recently announced its DVC10 reference board design based on its VCPex semiconductor for use with H.320, H.323 and H.324 systems. Each of the Company's reference boards and reference designs specifies the use of one of the Company's video communication semiconductors on the board or within the design.

TECHNOLOGY

     The Company has developed the following technologies:

  Semiconductor Architecture

     The Company's video communication semiconductors share a common architecture that enables implementation of video communication applications in a highly efficient manner. In such an application, a video communication terminal must compress and transmit audio and video data while simultaneously receiving and decompressing video data from a remote source. The Company's semiconductor architecture integrates two core processors that run in parallel: a 32-bit RISC microprocessor and a 64-bit Single Instruction Multiple Data
(SIMD) DSP.

     The Company's VCP and LVP semiconductors currently in production are manufactured using 0.5 micron, 3-layer metal complementary metal oxide semiconductor (CMOS) process technology, while the VCPex is based on 0.35 micron, 4-layer metal CMOS process technology. The VCP and LVP operate at 5 volts, while the VCPex operates at 3.3 volts.

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

     The Company's RISC processor core uses a proprietary instruction set specifically designed for video communication applications. The RISC core in the VCP and LVP operates at frequencies up to 36 MHz, while the VCPex RISC core operates at 40 MHz. The RISC core controls the overall chip operation and manages the input/output interface through a variety of specialized ports which connect the chip directly to external host, audio and network subsystems. This core is programmable in the C programming language and allows customers to add their own features and functionality to the device software provided by the Company. The RISC core accesses 32-bit instructions and data through a bus that interfaces to external static random access memory (SRAM).

     The Company's DSP core is a SIMD processor that implements computationally intensive video, audio and graphics processing routines as well as certain digital communications protocols. The DSP core in the VCP and LVP operates at frequencies up to 72 MHz, while the VCPex DSP core operates at 80 MHz. The DSP core is programmable with a proprietary instruction set consisting of variable-length 32-bit and 64-bit microcode instructions that provide the flexibility to improve algorithm performance, enhance video and audio quality and maintain compliance with changing digital video standards. The DSP core accesses their instructions through an internal bus that interfaces to 8 kilobytes of on-chip SRAM and 8 kilobytes of on-chip read-only memory (ROM) that is preprogrammed with video and audio processing subroutines.

     The RISC and DSP cores combine to provide an efficient and flexible architecture that can be reconfigured through a change of application software. This flexibility allows the architecture to implement the fundamental processing steps that form the basis of H.320, H.323 and H.324 (together, H.32x) standards-based video communication systems.

     The Company's semiconductors contain hardware-accelerated video pre- and post-processing capabilities that enhance video quality and provide an interface to various video capture and display devices. These capabilities include filtering, scaling, noise reduction and interlacing.

     The Company's semiconductors contain interfaces to the external devices that comprise a typical video communication system. These interfaces include a digital video port, digital audio port, a programmable serial port (for communication via a synchronous digital interface) and a host port (for communication with a PC or microcontroller). In addition, the semiconductors contain memory bus interfaces to external SRAM for access to stored RISC instruction and data and to external dynamic random access memory (DRAM) for access to stored video and graphics data.

  Application Software

     The Company has developed a broad range of application software that runs on the Company's semiconductor products. The Company's application software allows the use of its semiconductors in systems that conform with various international video telephony standards. By refining its software, the Company can enhance picture quality, address new standards and add significant user features. In addition, certain of the Company's customers have licensed source code to which they add proprietary features, custom interfaces and, in some cases, algorithm improvements. See "Licensing and Development Arrangements."

     The Company's software can be categorized as follows:

     - Control protocols that run on the RISC and manage user control, call negotiation, call progress and mixing and separation of audio, video and other data.

     - Audio and video codec routines that run on the DSP.

     - Digital communication protocols that interface to external communications networks such as POTS and ISDN.

     - Development tools such as compilers, assemblers and debuggers that allow the Company and customers to write new applications and modify existing applications.

  Algorithm Expertise

     The Company has devoted significant resources to develop video and audio codec algorithms to meet international video telephony standards. While the H.32x standards clearly specify the syntax requirements of a standards-compliant decoder, and thus what constitutes a valid H.32x bitstream, they do not specify the methods by which an H.32x encoder generates such a bitstream. The flexibility of the Company's video communication semiconductor architecture allows the Company to apply its core algorithm expertise to develop products for a variety of video communication applications.

     The Company's algorithm expertise enables the following:

     - Video Coding Efficiency and Video Quality. The Company's proprietary motion search, mode decision and rate buffer control algorithms enhance video quality for H.32x video communication applications.

     - Integrated Control of Real-Time Systems. Video communication systems are inherently complex due to the convergence of video, audio and control information. The Company's proprietary semiconductor architecture and interrupt-driven control software manage these varying data streams in concert thereby reducing the complexity of the external system design. In addition, the Company's single-chip control of audio and video data in certain applications provides for audio/video synchronization and low end-to-end latency.

     - Robustness to Varying Network Conditions. Video communication systems must interface to networks with transmission characteristics that vary over time. These characteristics can cause network bandwidth to change and can result in the loss or corruption of transmitted information. The Company has developed control algorithms that adapt to changes in network bandwidth and that recover from the loss or corruption of data in a way that reduces negative perceptual effects on the user.

  System Design

     The Company has developed expertise in integrating its semiconductors and software with peripheral components to produce complete video communication systems. The Company's system technology consists of modular subsystems that can be rearranged to interface to various networks (such as POTS, ISDN and LAN) and to interface to various video capture and display devices.

CUSTOMERS AND MARKETING

     The Company markets its semiconductors and associated software through its own direct sales force as well as through distributors. The Company sells its VCP semiconductors and related software and reference designs primarily to OEMs of ISDN office video communication systems that use the H.320 standard, including PictureTel, Siemens, Sony, VideoServer, VCON and Vtel. The Company sells its LVP semiconductors and related software and reference board designs to OEMs of POTS video communication systems for the consumer market using the H.324 standard, such as Kyushu Matsushita Electric Co., Ltd. (KME), Leadtek, Sony and Truedox.

     The Company markets its VideoCommunicators through retail channels such as Best Buy, CompUSA, Fry's Electronics, J & R Computer World, OfficeMax and Staples; catalogs such as Hammacher Schlemmer and MicroWarehouse; and distributors such as D&H, IngramMicro and Wynit. The Company also sells its VideoCommunicators through a direct marketing effort utilizing a combination of advertising and toll-free telemarketing in the United States and the United Kingdom. In conjunction with the Company's distributors and resellers, the ViaTV products are sold in a number of countries throughout North America, Europe and Asia. The Company's VideoCommunicators sales efforts are supported by co-marketing relationships with third parties such as EFA Corporation, GTE and AT&T.

     The Company's direct sales force supports domestic and international sales and operates from the Company's headquarters in Santa Clara, California and a European office in London. As of March 31, 1998, the Company employed 35 persons in sales and marketing. These persons provide account support for direct,

OEM, distributor and retail channel customers of the Company's products. In addition, these persons staff the Company's telemarketing and end user customer support efforts for its VideoCommunicator products. The Company's sales and marketing personnel typically provide support to its OEM, distributor and retail channel customers through sales literature, periodic training, customer symposia, pre-sales support and joint sales calls. The Company utilizes several marketing programs to support the sale and distribution of its products, including participation in industry trade shows and conferences. The Company also publishes technical articles, distributes sales and product literature and has an active public relations plan to encourage coverage of the Company's products and technology by the media. In relation to its ViaTV products, the Company also utilizes advertising in print media and on television and radio, in some cases in conjunction with its OEM, distributor and retail channel customers.

     Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Revenues from the Company's ten largest customers in the years ended March 31, 1998, 1997 and 1996 accounted for approximately 61%, 61% and 65%, respectively, of its total revenues. During these periods the Company had three customers that accounted for 10% or more of total revenues: 3Com accounted for 20% during the year ended March 31, 1998; ASCII, the Company's former distributor in Japan, accounted for 13% during the year ended March 31, 1997; and ESS Technology accounted for 24% during the year ended March 31, 1996. In addition, the Company has recently been, and will continue in the foreseeable future to be, dependent on the video communication industry. The loss of, or any reduction in orders from, a significant customer, or any general decline in the market for video communication products, could have a material adverse effect on the Company's business and operating results. See "Factors That May Affect Future Results -- Product Concentration; Potential Loss of Semiconductor Sales; Dependence on Video Communication Industry" and "Factors That May Affect Future Results -- Dependence on Key Customers."

     Sales to customers outside of the United States represented 47%, 54% and 49% of total revenues in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Specifically, sales to customers in the Asia Pacific region represented 25%, 33% and 32% of the Company's total revenues for the years ended March 31, 1998, 1997 and 1996, respectively, while sales to customers in Europe represented 22%, 21% and 17% of the Company's total revenues for the same periods, respectively. Such reliance on foreign customers involves a number of risks. See "Factors That May Affect Future Results -- International Operations."

     As a result of consumer preferences, marketplace conditions and the limits of video communications over the POTS infrastructure, a significant market for the ViaTV videophones and the Company's OEM customers products for POTS may not develop. See "Factors That May Affect Future Results -- Uncertainty of Market Acceptance; Limits of Existing Technology."

MANUFACTURING

     The Company outsources the manufacture of its VideoCommunicators and semiconductors to subcontract manufacturers and independent foundries. The Company's VideoCommunicator subcontract manufacturers include EFA Corporation in Taiwan, Flash Electronics in Fremont, California and Vtech Communications in Hong Kong, while its semiconductor manufacturers include Taiwan Semiconductor Manufacturing Corporation and UMC in Taiwan. The company also relies on Amkor Electronics in South Korea for packaging and testing of its semiconductors. The Company does not have long term purchase agreements with its subcontract manufacturers or its component suppliers. There can be no assurance that the Company's contract manufacturers will be able or willing to reliably manufacture the Company's products, or that the Company's component suppliers will be able or willing to reliably supply components for the Company's products, in volumes, on a cost effective basis or in a timely manner. The Company may experience difficulties due to its reliance on independent subcontract manufacturers, semiconductor foundries and component suppliers that could have a material adverse effect on the Company's business and operating results.

     In addition, from time to time the Company may issue non-cancelable purchase orders to its third-party manufacturers for raw materials used in its VideoCommunicator products to ensure availability for long lead-time items or to take advantage of favorable pricing terms. If the Company should experience decreased demand for its VideoCommunicator products, the Company would still be required to take delivery of and make payment for such raw materials. In the event of a significant decrease in VideoCommunicator product demand, such purchase commitments could have a material adverse effect on the Company's business and operating results. The Company's reliance on foreign subcontract manufacturers involves a number of risks. See "Factors That May Affect Future Results -- International Operations."

RESEARCH AND DEVELOPMENT

     As of March 31, 1998, the Company had 55 employees engaged in research and development. Research and development expenses in the years ended March 31, 1998, 1997 and 1996 were $12.3 million, $10.5 million and $7.7 million, respectively. The Company's development of new products and the enhancement of existing products is essential to its success.* Accordingly, the Company anticipates that research and developments expenses will continue to increase in the foreseeable future.* However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors, including the status of and prospects for various development projects.*

     The Company's current and future research and development efforts relating primarily to video communication semiconductors have and will continue to focus on the Company's next generations of these products.* Areas of emphasis will include an enhanced version of its video communication semiconductor architecture intended to provide higher performance, enhanced functionality and further integration of certain essential system functions.* This integration is designed to permit improved system price/performance.* Future software developments may focus on emerging video telephony standards, picture quality enhancements and additional features supporting both the Company's systems products and its OEM customer products.*

     Research and development efforts relating to the Company's
VideoCommunicators are directed towards the addition of features and picture and audio quality enhancements.* To expand its family of VideoCommunicators, the Company is developing new form factors and products that are designed to comply with emerging video telephony standards.*

     If the Company is unable to develop and introduce new or enhanced products in a timely manner, or if such new or enhanced products do not achieve sufficient market acceptance, it would have a material adverse effect on the Company's business and operating results. See "Factors That May Affect Future Results -- Uncertainty of Market Acceptance; Limits of Existing Technology" and "Factors That May Affect Future Results -- Rapid Technological Change; Dependence on New Product Introduction."

LICENSING AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into licensing and development arrangements with other companies to promote the design, development, manufacture and sale of the Company's products. The Company intends to continue to license its semiconductor, software and systems technology to other companies, many of which are current or potential competitors of the Company. Such arrangements may enable these companies to use the Company's technology to produce products that compete with the Company's VideoCommunicators. See "Competition." The Company's most significant licenses are with 3Com and KME.

     On May 5, 1997, the Company entered into a license agreement with 3Com. Pursuant to the agreement, the Company has granted to 3Com, for an initial license fee plus certain royalties, a license to make, use and sell systems and products containing the Company's proprietary technology relating to its VideoCommunicators and its PC-related video communication products. As a result, 3Com has a license to substantially all of the Company's technology underlying its VideoCommunicators. 3Com is prohibited under the agreement

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

from selling the Company's semiconductors on the open market. Both parties have also agreed to license to each other any enhancements to the technology which are developed by either party, unless 3Com elects to discontinue sharing at any time or the Company elects to discontinue sharing (which it may do at any time following June 30, 2000). Any enhancements or other technology developed by 3Com cannot be sublicensed by the Company or incorporated into semiconductors which the Company sells on the open market in component form, but can be incorporated into semiconductors that the Company uses in the VideoComunicators. Pursuant to the Company's agreement with 3Com, the Company was prohibited, until May 5, 1998, from licensing the technology to others, except in limited circumstances.

     The KME agreement provides to KME, for a license fee previously paid in full to the Company, all of the source code and object code of the H.324 software for 8x8's LVP semiconductor product and related development software, as well as certain board schematics (the "H.324 Technology"), and grants KME a perpetual, nonexclusive, nonassignable worldwide license to make, use or sell products with the H.324 Technology. Under this arrangement, KME also has a nonassignable option, upon payment of additional consideration, to obtain the Company's LVP and VCP semiconductor technology for use only on systems assembled by KME or its affiliates, which would include any entity controlled directly or indirectly by Matsushita. As a result, KME has a license to substantially all of the Company's technology underlying its VideoCommunicators. In addition, KME must pay to the Company a royalty for any LVP or VCP semiconductor it manufactures or any product wherein KME uses any part of the LVP or VCP semiconductor technology. Both parties agree to license to the other party, at no charge, any enhancements to the H.324 Technology or the LVP or VCP semiconductor made by either party, until such time as KME decides to discontinue sharing of enhancements.

     The Company has licensed portions of its semiconductor, software and systems technology to others. The Company has licensed the right to manufacture certain of its video communication semiconductors, subject to payment of royalties, to several video communication systems manufacturers. In addition, the Company has licensed portions of its video communication semiconductor technology to ESS Technology. Of these licensees, ESS Technology may sell semiconductors based on the licensed technology to third parties, while the other licensees are limited to sale of such semiconductors as part of video communication systems or sub-systems. The obligation of ESS Technology to pay royalties to the Company with regard to the sale of semiconductors based on the licensed technology, will expire in October 2000, or earlier, if the Company exercises its right to a royalty-free license to certain technology of ESS Technology. In order to encourage the use of its semiconductors, the Company has licensed portions of its systems technology and software object code for its semiconductors to virtually all of its semiconductor customers. Moreover, many of the Company's OEM customers have licensed portions of the source code to its software for its semiconductors. In addition to KME and 3Com, a number of video communication system manufacturers have licensed substantial portions of the Company's source code.

     In the years ended March 31, 1998, 1997 and 1996, technology licensing revenues (all of which were nonrecurring) were $14.5 million, $3.9 million and $9.0 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that the Company will receive such licensing revenues in the future. See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

     In addition to licensing its technology to others, the Company from time to time will take a license to others' technology. For example, the web browser software running on the VC55 was developed by, and is licensed from, PlanetWeb, Inc. The Company has in the past licensed and in the future expects to continuing licensing its technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect the Company's technology from misappropriation. Also, the Company's reliance on licensing technology from third parties subjects the Company to certain risks. See "Factors That May Effect Future Results -- Dependence on Proprietary Technology; Reliance on Third Party Licenses."

COMPETITION

     The Company competes with both independent manufacturers of video communication semiconductors and with the introduction of its VideoCommunicator products now competes with manufacturers of video communication products targeted at the consumer market. The markets for the Company's products are characterized by intense competition, declining average selling prices and rapid technological change.

     The competitive factors in the market for the Company's VideoCommunicators include audio and video quality, phone line connectivity at high transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to-market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. The Company expects intense competition for its VideoCommunicators from:

     - Large consumer electronics manufacturers. The Company will face intense competition from many well known, established suppliers of consumer electronics products, which may include Lucent Technologies, Matsushita, Philips, Samsung and Sony. The Company does face competition from 3Com. Many of these potential competitors sell television and telephone products into which they may integrate video communication systems, thereby eliminating a consumer's need to purchase a separate video communication system, such as the Company's ViaTV product.

     - Personal computer system and software manufacturers. Potential customers for the Company's VideoCommunicators may elect instead to buy PCs equipped with video communication capabilities, which are currently available. As a result, the Company faces or may face competition from Intel; PC system manufacturers such as Apple, Compaq, Dell, IBM and Sony; PC software suppliers such as Microsoft and Netscape; and PC add-on component suppliers.

     - Existing manufacturers of corporate video communication equipment. Manufacturers of more expensive corporate video communication systems have continually reduced the cost of their products and may enter the market for lower cost consumer video communication products. Potential competitors include PictureTel, Polycom, Sony, Tandberg, VCON and Vtel.

     - Emerging suppliers of internet appliances. Potential customers for the Company's VideoCommunicators may elect instead to buy standalone internet access terminals which may provide some or all of the functionality of the Company's products. Consumer products for television-based internet access have been announced or introduced by companies such as Microsoft, Philips and Sony.

     C-Phone, Leadtek, 3Com and Truedox are among the companies selling low cost videophones. Many other companies have announced the development of low cost videophones. The Company expects that additional companies will introduce products that compete with the VideoCommunicators in the future. Certain manufacturers or potential manufacturers of low cost videophones have licensed or purchased, or may license or purchase, the Company's technology and semiconductors in order to do so. KME and 3Com in particular have licensed substantially all of the technology underlying the VideoCommunicators, and may use such technology to introduce products that compete with the VideoCommunicators. Each of Leadtek and Truedox license the Company's technology and purchase the Company's video communication semiconductors. The Company aggressively licenses its semiconductor, software and systems technology and sells its semiconductor and system products to third parties. Thus, it is likely that additional of the Company's OEM customers will become competitors with respect to the Company's VideoCommunicator business. Other competitors may purchase video communication semiconductor and related technology from other suppliers.

     The principal competitive factors in the market for video communication semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. The Company has a number of competitors in this market including Analog Devices, Chromatic Research, Lucent Technologies, Motorola, Philips, Texas Instruments and Winbond Electronics. Potential competitors include ESS Technology, which has licensed certain of the Company's video communication semiconductor technology, and Rockwell Semiconductor Systems. Certain of the Company's competitors for video communication semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. In addition, the presence of the Company in the video communication systems business may result in certain customers or potential customers perceiving the Company as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

     The Company's reliance on developing vertically integrated technology, comprising systems, circuit boards, software and semiconductors, places a significant strain on the Company and its research and development resources. Competitors that focus on one aspect of technology, such as systems or semiconductors, may have a considerable advantage over the Company. In addition, many of the Company's current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. Many also have greater name recognition and a larger installed base of products than the Company. Competition in the Company's markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than the Company to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that the Company will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on the Company's business and operating results.

EMPLOYEES

     As of March 31, 1998, the Company employed a total of 136 people, including 25 in manufacturing operations, 55 in research and development, 35 in sales and marketing and 21 in general and administrative capacities. The Company also employs a number of temporary employees and consultants on a contract basis.

     The Company's future success will depend, in part, upon its ability to attract and retain qualified personnel. Competition for qualified personnel in the electronics and communications industries is intense, particularly in the San Francisco Bay area where the Company is located. There can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract skilled personnel as the Company grows. See "Factors That May Affect Future Results -- Management of Growth and Change; Dependence on Key Personnel."

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors as well as the factors discussed above under the headings "Competition" and "Manufacturing" should be considered in conjunction with the information in this Report on Form 10-K.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company recorded operating losses in three of the four quarters in fiscal 1998 and recorded operating losses of $13.6 million and $4.1 million in the years ended March 31, 1997 and 1996, respectively. The Company would not have been profitable in fiscal 1998 had it not received nonrecurring license and other revenues. Revenues fluctuated from $28.8 million in fiscal 1996 to $19.1 million in fiscal 1997 to $49.8 million in fiscal 1998. In view of the Company's historical operating losses, there can be no assurance that the Company will be able to sustain profitability on either an annual or quarterly basis.

NO ASSURANCE OF FUTURE LICENSE AND OTHER REVENUES

     The Company has in the past received substantial revenues from licensing of technology. License and other revenues, all of which were nonrecurring, were $14.5 million, $3.9 million and $9.0 million in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. There can be no assurance that the Company will receive revenues from licensing of its technology in the future, which could have a material adverse effect on the Company's business and operating results.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company's historical operating results have fluctuated significantly and will likely continue to fluctuate in the future. On an annual and a quarterly basis there are a number of factors that may affect the operating results of the Company, many of which are outside the Company's control. These include, but are not limited to: changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, regulatory approval cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, the management of inventory and the accuracy of the reporting of sell-through by resellers of the Company's products, the level of international sales, continued compliance with industry standards and general economic conditions.

     The Company's gross margin is affected by a number of factors including product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for the Company's products are characterized by falling average selling prices. The Company expects that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for the Company's semiconductor products will likely decrease for the foreseeable future. In addition, the gross margins for the Company's VideoComunicators are, and will continue to be, substantially lower than the gross margins for its semiconductors. Thus, the growth of the Company's VideoCommunicator business has reduced overall product gross profit as a percentage of revenue. Continued growth of the Company's VideoCommunicator business relative to its semiconductor business will result in a further reduction in product gross profit as a percentage of revenue.

     If the Company cannot adequately compensate for falling average selling prices with lower costs of sales, its gross margins will be reduced and there may be a material adverse effect on the Company's business and operating results. In the event that the Company encounters significant price competition in the markets for its products, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

     Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business, including sales of its VideoCommunicator products, may be derived from orders placed by a limited number of large customers, including OEM customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. For example, 3Com, which purchased approximately 34% of videophone systems sold by the Company in the year ended March 31, 1998, has not ordered additional products from the Company since delivery of its purchases in the quarter ended December 31, 1998. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in the Company's revenues may be magnified by the Company's inability to adjust spending to compensate for such shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products, which would also have a material adverse effect on the Company's business and operating results.

     The Company's products have lead times of up to four months, and are built to forecasts that are necessarily imperfect, particularly given the early stage of the videophone market. Because of the Company's practice of building its products to necessarily imprecise forecasts, it is likely that, from time to time, the Company will have either excess or insufficient product inventory. This risk is heightened because of the need for and presence of significant VideoCommunicator inventory in retail distribution. Further, because retailers and other distributors may have significant quantities of VideoCommunicator inventory on hand and generally have contractual rights to price protection if the Company decreases the selling price, in the event of a significant price decrease, the Company's cost of such inventory may exceed the Company's actual selling price. Excess inventory levels will subject the Company to the risk of inventory obsolescence and the risk that the Company's selling prices may drop below the Company's inventory costs, while insufficient levels of inventory may negatively affect relations with customers. Any of these factors could have a material adverse effect on the Company's operating results and business.

     The Company's introduction of VideoCommunicators has resulted in substantially different patterns in operating results. For example, during fiscal 1998, the Company's operating results were subject to increased seasonality with sales higher during the Company's third fiscal quarter, corresponding to the Christmas shopping season. In addition, the Company is spending substantial additional amounts on advertising, support of the retail channel, toll-free marketing and customer support. There can be no assurance that revenues adequate to justify such spending will result. The Company's shift to sale of VideoCommunicators has resulted in higher levels of product inventory and product returns, the necessity of granting price protection to resellers, more lengthy receivable collection cycles and higher warranty costs, which may have a material adverse effect on the Company's business and operating results.

     As a result of these and other factors, it is likely that in some future period the Company's operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for the Company's common stock.

DEPENDENCE ON KEY CUSTOMERS

     Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Revenues from the Company's ten largest customers in the years ended March 31, 1998, 1997 and 1996 accounted for approximately 61%, 61% and 65%, respectively, of total revenues. During these periods the Company had three customers that accounted for ten percent or more of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998; ASCII, the Company's former distributor in Japan, accounted for 13% of total revenues during the year ended March 31, 1997; and ESS Technology accounted for 24% of total revenues during the year ended March 31, 1996. Substantially all the Company's product sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Further, all of the Company's license and other revenues are nonrecurring.

UNCERTAINTY OF MARKET ACCEPTANCE; LIMITS OF EXISTING TECHNOLOGY

     Previous efforts to sell consumer videophones have been unsuccessful and there can be no assurance that the market for such products will develop. The current installed base of H.324 compliant videophones, which are compatible with the Company's ViaTV videophones, is quite limited, providing few parties for a purchaser of a single videophone to call. In addition, many consumers may not wish to be seen during a telephone call. The Company has no reliable data to suggest that there will be significant customer demand for such products, including the Company's VideoCommunicators and products offered by certain of the Company's OEM customers.

     The Company's current ViaTV product line as well as products made by the Company's OEM customers for use on POTS, is not capable of delivering video data at rates of 24 frames per second. Below this data rate, the human eye can detect degradation of video quality. Further, POTS infrastructure varies widely in configuration and integrity, which can result in decreased rates of transmission and difficulties in establishing and maintaining connections. Actual or perceived technical difficulties or insufficient video quality related to video communication on POTS could impede market acceptance and have a material adverse effect on the Company's business and results of operations.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCT INTRODUCTION

     The video communication semiconductor and video communication markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new and enhanced products that provide increasingly higher levels of performance and reliability and lower cost, take advantage of technological advancements and changes, and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling such products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

     The Company plans to introduce additional VideoCommunicators and video communication semiconductors. The development of new products or enhancements to existing products involves technical and other risks, which the Company may not fully understand. In addition, new product introductions or enhancements to products may decrease demand for existing products resulting in higher than expected product returns and/or excess inventory of existing products. The Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RELIANCE ON THIRD PARTY LICENSES

     The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. The Company also relies in part on patent law to protect its intellectual property in the United States and abroad. The Company currently holds four United States patents, including patents relating to video compression and memory architecture technology, and has a number of United States and foreign patent applications pending. There can be no assurance that any such patent applications will result in an issued patent. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited) will be adequate or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. The Company has in the past licensed and in the future expects to continuing licensing its technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect the Company's technology from misappropriation. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results.

     There has been substantial litigation in the semiconductor, electronics and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. The Company's broad range of technology, including systems, digital and analog circuits, software and semiconductors, increases the likelihood that third parties may claim infringement by the Company of their intellectual property rights. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which could be material, and the Company could be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on the Company's business and operating results.

     The Company relies upon certain technology, including hardware and software, licensed from third parties. The loss of, or inability to maintain, existing licenses could have a material adverse effect on the Company's business and operating results.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS

     The Company must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving government regulations and industry standards could delay or interrupt volume production of VideoCommunicators, which would have a material adverse effect on the Company's business and operating results.

INTERNATIONAL OPERATIONS

     Sales to customers outside of the United States represented 47%, 54% and 49% of total revenues in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Specifically, sales to customers in the Asia Pacific region represented 25%, 33% and 32% of the Company's total revenues for the years ended March 31, 1998, 1997 and 1996, respectively, while sales to customers in Europe represented 22%, 21% and 17% of the Company's total revenues for the same periods, respectively.

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

     Further, the Company is highly dependent on the continued service of and its ability to attract and retain qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, particularly in the San Francisco Bay area where the Company is located. The loss of any such person or the failure to recruit additional key technical and sales personnel in a timely manner would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company currently does not have employment contracts with any of its employees and does not maintain key person life insurance policies on any of its employees.

PRODUCT CONCENTRATION; DEPENDENCE ON VIDEO COMMUNICATION INDUSTRY

     Sales of video communication products accounted for approximately 100%, 86% and 66% of total product revenues in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Any general decline in the market for video communication products could have a material adverse effect on the Company's business and operating results.

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the shares of the Company's common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as: actual or anticipated fluctuations in the Company's operating results; announcements of technical innovations; loss of key personnel; new products or new contracts by the Company, its competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts and other factors which could be unrelated to, or outside the control of, the Company. The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a Company's securities, securities class action litigation has often been initiated against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and operating results. Any settlement or adverse determination in such litigation would also subject the Company to significant liability, which would have a material adverse effect on the Company's business and financial condition.

NEED FOR ADDITIONAL CAPITAL

     The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures. Net cash used in operating activities for the year ended March 31, 1998 was approximately $6.5 million, resulting primarily from cash requirements of the Company's VideoCommunicator business. The Company has incurred and will continue to incur, significant costs related on the development of ViaTV products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of March 31, 1998, the Company had approximately $26.7 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under
Item 7 below.

ITEM 2. PROPERTIES

     The Company's principal operations are located in an approximately 45,623 square foot facility in Santa Clara, California. This lease expires in April 1999. The Company also leases 2,663 square feet in London, England. This lease expires in January 1999 and the Company has no option to extend the lease. The Company's existing facilities are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company effected its initial public offering on July 2, 1997. Since that date, 8x8's common stock has been traded on the Nasdaq National Market under the symbol "EGHT." No dividends have ever been paid or declared on 8x8's common stock. The Company currently does not anticipate paying any cash dividends on its capital stock in the foreseeable future. As of March 31, 1998, there were 238 holders of record of the Company's common stock. Many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, therefore, the Company is unable to determine the total number of stockholders represented by these record holders. Responses from brokers and other institutions regarding shares held on behalf of other stockholders indicate that there were at least 5,525 such other stockholders as of March 31, 1998.

                          PRICE RANGE OF COMMON STOCK

                           PERIOD                             HIGH      LOW
                           ------                             -----    -----
July 2, 1997 to September 30, 1997..........................  $11 13/1 $6 5/8
October 1, 1997 to December 31, 1997........................  $16      $10 7/1
January 1, 1998 to March 31, 1998...........................  $10 7/   $5 1/2

     On February 17, 1998, the Company, issued to Stanford University a warrant to purchase 10,000 shares of the Company's common stock at a per share exercise price of $5.50, then equal to its fair market value. This warrant expires on or before February 17, 1999. This warrant and the underlying shares are not registered under the Securities Act of 1933, as amended, and were issued pursuant to the exemption provided by Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED MARCH 31,
                                            ---------------------------------------------------
                                             1998       1997       1996       1995       1994
                                            -------    -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues............................  $49,776    $19,146    $28,774    $19,929    $34,401
Net income (loss).........................    3,727    (13,613)    (3,217)    (5,881)      (348)
Net income (loss) per share:
Basic.....................................  $  0.31    $ (2.56)   $ (0.70)   $ (1.34)   $ (0.08)
Diluted...................................  $  0.25    $ (2.56)   $ (0.70)   $ (1.34)   $ (0.08)
          Total assets....................  $46,429    $12,727    $23,067    $20,644    $21,908

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in February 1987 in California and reincorporated in Delaware in December 1996. Since June 1995, the Company has been executing a business strategy designed to focus the Company's efforts towards video communication. As part of this strategy, the Company discontinued sales of its MPEG semiconductor product line and reduced its workforce in the quarter ended June 30, 1996.

     In the fiscal years ended March 31, 1998, 1997 and 1996, sales of the Company's video communication products accounted for 100%, 86% and 66%, respectively, of product revenues.

     To address new opportunities, the Company has leveraged its strengths in semiconductor design and related software to develop and market low cost video communication systems (hereinafter referred to as its "VideoCommunicators"). The Company began shipping the first product in its planned family of VideoCommunicator products, ViaTV videophone model VC100, in February 1997. Subsequently, the Company introduced the VC105, an upgraded VC100, and added three new models, the VC50, VC55 and VC150, to the

ViaTV product line. The Company also has introduced versions of its ViaTV videophones designed for European and Asian markets.

     The Company is marketing its VideoCommunicators through retail channels, catalogs and original equipment manufacturers (OEMs) as well as through direct marketing efforts utilizing a combination of advertising, toll-free telemarketing and direct mail supported by co-marketing arrangements with third parties. The Company sells its video communication semiconductors and related software to OEMs and distributors.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Statements of Operations and the notes thereto:

  Revenues

                                                     YEAR ENDED MARCH 31,
                                         --------------------------------------------
                                             1998            1997            1996
                                         ------------    ------------    ------------
                                                        (IN MILLIONS)
Product revenues.....................    $35.3     71%   $15.2     80%   $19.8     69%
License and other revenues...........     14.5     29%     3.9     20%     9.0     31%
                                         -----    ---    -----    ---    -----    ---
                                         $49.8    100%   $19.1    100%   $28.8    100%
                                         =====    ===    =====    ===    =====    ===

     Total revenues were $49.8 million, $19.1 million and $28.8 million for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Total revenues for fiscal 1998 were divided among video communication semiconductors (44%), videophone systems (27%) and nonrecurring license and other revenues (29%). In fiscal 1997, total revenues were divided between semiconductors (80%) and nonrecurring license and other revenues (20%). In fiscal 1996, total revenues were divided between semiconductors (69%) and nonrecurring license and other revenues (31%).

     Product revenues were $35.3 million in fiscal 1998, an increase of $20.1 million above the $15.2 million reported in fiscal 1997, and $15.5 million above the $19.8 million reported in fiscal 1996. The increase in product revenues is primarily due to sales generated from the Company's ViaTV products, combined with an increase in sales of the Company's video communication semiconductors, offset by a decrease in both MPEG semiconductor and math co-processor sales due to the discontinuation of such product lines in fiscal 1997.

     License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services performed by the Company for its customers. License and other revenues were $14.5 million in fiscal 1998, an increase of $10.6 million above the $3.9 million reported in fiscal 1997, and $5.5 million above the $9.0 million reported in fiscal 1996. In fiscal 1998, license and other revenues included approximately $5.3 million paid by 3Com for a license to substantially all of the Company's technology underlying its video communicators. There can be no assurance that the Company will receive any revenues from licensing or other such arrangements in the future.* See "Factors That May Affect Future
Results -- No Assurance of Future License and Other Revenues" and "Factors That May Affect Future Results -- Dependence on Key Customers."

     Product sales and license and other revenues derived from 3Com represented approximately 20% of total revenues for the fiscal year ended March 31, 1998. Product sales to ASCII, the Company's former distributor in Japan (the Company terminated its distribution relationship with ASCII effective June 30, 1997), represented approximately 13% of total revenues for the fiscal year ended March 31, 1997. License and other revenues derived from ESS Technology represented approximately 24% of total revenues for the fiscal year ended March 31, 1996. Dependence on significant customers entails certain risks.* See "Factors That May

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

Affect Future Results -- Potential Fluctuations in Operating Results" and "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results -- Dependence on Key Customers."

     The Company's sales to Europe represented 22%, 21% and 17% of total revenues for the fiscal years ended March 31, 1998, 1997, 1996, respectively. The Company's sales to the Asia Pacific region represented 25%, 33% and 32% of total revenues for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. See "Factors That May Affect Future Results -- International Operations."

  Cost of Revenues

                                                       YEAR ENDED MARCH 31,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
                                                           (IN MILLIONS)
Cost of product revenues............................  $17.8    $12.0    $16.7
As a percentage of product revenues.................    50%      79%      84%
Cost of license and other revenues..................  $ 1.1    $  --    $  --
As a percentage of license and other revenues.......     7%       0%       0%

     The cost of product revenues consists of costs associated with VideoCommunicator components, semiconductor wafer fabrication, VideoCommunicator and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $17.8 million, $12.0 million and $16.7 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. The cost of product revenues in fiscal 1998 included costs associated with increased shipments of its VideoCommunicator products, which the Company began shipping in February 1997, as well as increased shipments of the Company's video communication semiconductor products. The cost structure of the Company's ViaTV product line is substantially different from the Company's video communication semiconductor products and the cost of product revenues for the ViaTV product line is substantially greater as a percentage of related revenues. In fiscal 1997, cost of product revenues included a $4.0 million charge associated with the write-off of inventories related to the Company's discontinuation of the MPEG product line in September 1996. As a result of this write-off, costs for the period increased and were equal to 79% of product revenue. In fiscal 1996, cost of product revenues were adversely impacted by the costs of the MPEG product line which exceeded the revenue generated by this product line.

     Cost of license and other revenues was $1.1 million for the fiscal year ended March 31, 1998 and consisted of personnel and other costs incurred to perform certain development work under terms of a nonrecurring engineering contract between the Company and one of its customers. There were no costs associated with license and other revenues in the fiscal years ended March 31, 1997 and 1996, respectively.

  Gross Profit

                                                        YEAR ENDED MARCH 31,
                                                       ----------------------
                                                       1998     1997    1996
                                                       -----    ----    -----
                                                           (IN MILLIONS)
Gross profit.........................................  $30.9    $7.1    $12.1
As a percentage of total revenues....................     62%     37%      42%

     Total gross profit was $30.9 million, $7.1 million and $12.1 million in fiscal 1998, 1997 and 1996, respectively. Gross profit from product revenues was $17.5 million, $3.2 million and $3.1 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. Gross profit from license and other revenues, all of which were nonrecurring, less related costs, was $13.4 million, $3.9 million and $9.0 million in fiscal 1998, 1997 and 1996, respectively. There can be no assurance that the Company will receive any revenues from such license and other revenues sources in the future.* See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

     The increase in gross profit and margin from product revenues in fiscal 1998 was due primarily to the increase in video communication semiconductor revenues. In fiscal 1997, the significant decline in gross profit and margin relates primarily to charges associated with the write-off of inventories related to the Company's exit from the MPEG market. In fiscal 1997, the Company sold its remaining MPEG inventory. The gross profit from product revenues for fiscal 1996 was adversely impacted by negative margin from sales of MPEG products.

     The markets for the Company's products are characterized by falling average selling prices, which could have a material adverse effect on the Company's future business and operating results if the Company cannot achieve lower cost of sales.* The Company expects that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for the Company's semiconductor products will likely decrease for the foreseeable future.* Gross profit as a percent of revenue is substantially lower for the sales of ViaTV products than for sales of the Company's semiconductors. If ViaTV product revenue continues to grow as a percentage of total product revenue, the Company expects that gross profit as a percentage of total product revenue will decrease.* See "Factors That May Affect Future Results -- Fluctuations in Operating Results."

  Operating Expenses -- Research and Development

                                                        YEAR ENDED MARCH 31,
                                                       ----------------------
                                                       1998     1997     1996
                                                       -----    -----    ----
                                                           (IN MILLIONS)
Research and development.............................  $12.3    $10.5    $7.7
As a percentage of total revenues....................     25%      55%     27%

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $12.3 million, $10.5 million and $7.7 million for fiscal 1998, 1997 and 1996, respectively. During fiscal 1998 and 1997, research and development expenses were concentrated on video communication semiconductors and VideoCommunicators. Higher research and development expenses during fiscal 1998 were due to increased headcount, increased engineering and prototype expenses associated with the Company's VideoCommunicator products, and mask and prototype costs associated with the ongoing development of the Company's next generation video communication semiconductor product. A significant portion of research and development expenses during fiscal 1996 was attributable to the development of products that were subsequently discontinued, including an Intel compatible x86 microprocessor and graphics and MPEG semiconductors.

     During fiscal 1998, the overall increase in research and development expenses was partially offset by the use of research and development personnel to perform nonrecurring engineering services under a revenue generating contract. The costs associated with this contract are included in the cost of license and other revenues. Although total research and development expenses increased from fiscal 1997 to fiscal 1998 as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option grants and charged to research and development decreased to $416,000 in fiscal 1998 from $1.1 million in fiscal 1997.

     The Company expects to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results -- Rapid Technological Change; Dependence on New Product Introduction."

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

  Operating Expenses -- Selling, General and Administrative

                                                        YEAR ENDED MARCH 31,
                                                       ----------------------
                                                       1998     1997     1996
                                                       -----    -----    ----
                                                           (IN MILLIONS)
Selling, general and administrative..................  $17.4    $10.1    $7.9
As a percentage of total revenues....................     35%      53%     27%

     Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $17.4 million, $10.1 million and $7.9 million in fiscal 1998, 1997 and 1996, respectively. Expenses increased due to additional headcount, higher compensation costs and costs associated with the marketing, advertising and promotion of the Company's VideoCommunicator product line. The Company expects that its sales and marketing expenses may increase as the Company launches new VideoCommunicator products and promotes its current VideoCommunicator products.* Therefore, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

     While total expenses increased from fiscal 1997 to fiscal 1998 as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option grants and charged to selling, general and administrative decreased to $741,000 in fiscal 1998 from $3.1 million in fiscal 1997.

  Restructuring Costs

                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                                         1998    1997    1996
                                                         ----    ----    ----
                                                            (IN MILLIONS)
Restructuring costs....................................  $--     $0.1    $0.6
As a percentage of total revenues......................    0%       1%      2%

     During fiscal 1997, the Company recorded a $59,000 charge for restructuring its operations by reducing its workforce. As of March 31, 1997, the Company's restructuring actions were fully completed and there were no remaining restructuring cost accruals.

     During fiscal 1996, the Company recorded a $603,000 restructuring charge related to discontinuing certain research and development activities not related to video communication products. These restructuring costs related primarily to the write-off of equipment associated with the discontinued research and development efforts.

  Other Income, Net

     In fiscal 1998, 1997 and 1996, other income, net, was $1.5 million, $120,000 and $952,000, respectively. In fiscal 1998, other income, net, consisted primarily of interest income from the Company's short-term cash investments. Interest income in fiscal 1998 included interest earned on the proceeds from the Company's initial public offering in July 1997. During fiscal 1996, the Company acquired equity positions in four privately held companies. In fiscal 1996, the Company realized $727,000 of income by selling the stock of one of these entities. The Company's investment in each of these entities represents less than 15% of the outstanding voting stock of these entities and accordingly, the Company has accounted for these investments on a cost basis. As of March 31, 1998, these investments were fully reserved.

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

  (Benefit) Provision for Income Taxes

     In August 1995, the Internal Revenue Service (IRS) asserted a deficiency against the Company for the taxable year 1992. The IRS alleged that as of March 31, 1992, the Company had accumulated earnings beyond the reasonable needs of its business. The Company contested this assessment. On May 15, 1997, the Company received a notice from the IRS indicating that the IRS fully reversed its assertion of deficiency. As a result, the Company reversed approximately $1.0 million of its income tax liability during fiscal 1998. In fiscal 1997 and 1996, the provisions for income taxes were not material and represented certain foreign withholding taxes and taxes related to the Company's foreign subsidiary.

     At March 31, 1998, the Company had approximately $5.4 million of federal net operating loss carryforwards and approximately $1.9 million of research and development tax credit carryforwards available to offset future tax liabilities; such carryforwards expire beginning in the years 2012 and 2009, respectively. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

     At March 31, 1998, the Company had gross deferred tax assets of approximately $7.8 million. The weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at March 31, 1998.

  Year 2000

     Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. The Company is assessing both the readiness of its products and its internal computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's business and operating results. The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers, subcontractors and customers. The Company's reliance on suppliers, subcontractors and customers, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues by its suppliers, subcontractors and customers could have a material impact on the Company's business and operating results.

  Liquidity and Capital Resources

     As of March 31, 1998, the Company had cash and liquid investments totaling $26.7 million, representing an increase of $18.0 million from March 31, 1997. In July 1997, the Company completed an initial public offering of its common stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24.7 million after deducting related issuance costs. Prior to the Company's initial public offering, the Company had satisfied its liquidity needs principally from proceeds generated from two issuances of its equity securities after fiscal 1994 and from cash generated from operations in fiscal 1994 and prior years. The Company currently has no bank borrowing arrangements.

     Net cash used in operations was $6.5 million, $4.3 million and $625,000 in fiscal 1998, 1997 and 1996, respectively. Cash used in operations in fiscal 1998 reflected a $3.5 million increase in accounts receivable, a $11.6 million increase in inventory, and a $522,000 increase in prepaid expenses and other assets, offset by net income of $3.7 million, increases of $2.1 million in deferred revenue, $1.2 million in accounts payable, $519,000 in accrued compensation, and noncash items, including a deferred compensation charge of $1.3 million. In addition to increased revenues, the increase in accounts receivable in fiscal 1998 was partially due to increased ViaTV sales to customers in the retail channel, which typically negotiate payment terms greater than 30 days. The increase in inventory in fiscal 1998 was due to increases in both ViaTV inventory held by the Company and inventory balances held by retailers. Because the Company does not recognize revenue on the shipment of its VideoCommunicator products to retailers or distributors until sell-through to the distributor or retailer customer, product inventories at retailers and distributors are reflected in the Company's inventories and are expected to increase if the Company succeeds in further broadening its distribution channels.* In addition, deferred revenue is expected to increase if the Company succeeds in broadening its distribution channels and introducing additional products into its distribution channels.*

     Cash used in operations in fiscal 1997 reflects a net loss of $13.6 million, and a decrease in accounts payable of $4.2 million. Cash used in operations was partially offset by cash provided by decreases in inventory and accounts receivable of $6.1 million and $2.6 million, respectively, and a non-cash deferred compensation charge of $4.5 million. Cash used in operations in fiscal 1996 reflected a net loss of $3.2 million that was substantially offset by changes in working capital. Cash used in investing activities for fiscal 1998 was primarily attributable to capital expenditures of approximately $1.0 million. Cash provided by investing activities for both fiscal 1997 and 1996 was primarily attributable to net sales of short-term investments of $5.2 million which was offset by capital expenditures of approximately $691,000 and $1.0 million, respectively. At March 31, 1998, the Company did not have any material capital commitments outstanding.

     Cash flows from financing activities in fiscal 1998 consisted primarily of $24.7 million in net proceeds from the sale of the Company's common stock in its initial public offering. Cash flows from financing activities in fiscal 1997 and 1996 consisted primarily of proceeds from the sales of convertible noncumulative preferred stock and sales of common stock upon the exercise of stock options, respectively.

     The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures.* Net cash used in operating activities for the year ended March 31, 1998 was approximately $6.5 million, resulting primarily from cash requirements of the Company's VideoCommunicator business. The Company has incurred and will continue to incur, significant costs related on the development of ViaTV products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances.* As of March 31, 1998, the Company had approximately $26.7 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements.* In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected.* There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.*

---------------

 * This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 10, "Competition" on page 13 and "Factors That May Affect Future Results" commencing on page 14 for a discussion of certain factors that could affect future performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................   28
  Consolidated Balance Sheets at March 31, 1998 and 1997....   29
  Consolidated Statements of Operations for each of the
     three years in the period ended March 31, 1998.........   30
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended March 31,
     1998...................................................   31
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended March 31, 1998.........   32
  Notes to Consolidated Financial Statements for each of the
     three years in the period ended March 31, 1998.........   33

  FINANCIAL STATEMENT SCHEDULE:
     Schedule II -- Valuation and Qualifying Accounts.......   44

     Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of 8x8, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICE WATERHOUSE LLP

San Jose, California
May 1, 1998

                                    8X8 INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Current assets:
  Cash and cash equivalents.................................  $26,677    $  8,722
  Short-term investments....................................       60           2
  Accounts receivable, net..................................    4,527         834
  Accounts receivable from related parties..................       --         178
  Inventory.................................................   12,758       1,178
  Prepaid expenses and other assets.........................      876         354
                                                              -------    --------
          Total current assets..............................   44,898      11,268
Property and equipment, net.................................    1,370       1,344
Deposits and other assets...................................      161         115
                                                              -------    --------
                                                              $46,429    $ 12,727
                                                              =======    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,216    $  1,146
  Accounts payable to related parties.......................      409         233
  Accrued compensation......................................    1,445         926
  Accrued warranty..........................................    1,461       1,603
  Deferred revenue..........................................    2,447         363
  Other accrued liabilities.................................    1,387         689
  Income taxes payable......................................      536       1,654
                                                              -------    --------
          Total current liabilities.........................    9,901       6,614
                                                              =======    ========
Commitments and contingencies (Note 5)
Minority interest...........................................       85          72
                                                              -------    --------
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: no shares at March 31, 1998 and
     3,726,373 shares at March 31, 1997.....................       --           4
  Common stock, $0.001 par value:
     Authorized: 40,000,000 shares;
     Issued and outstanding: 15,293,614 shares at March 31,
     1998 and 6,990,286 shares at March 31, 1997............       15           7
  Additional paid-in capital................................   47,785      23,291
  Notes receivable from stockholders........................     (893)     (1,078)
  Deferred compensation.....................................     (744)     (2,781)
  Unrealized loss on investments............................      (45)         --
  Accumulated deficit.......................................   (9,675)    (13,402)
                                                              -------    --------
          Total stockholders' equity........................   36,443       6,041
                                                              -------    --------
                                                              $46,429    $ 12,727
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                                    8X8 INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                               1998        1997       1996
                                                              -------    --------    -------
Product revenues............................................  $34,933    $ 12,771    $17,772
Product revenues from related parties.......................      355       2,521      2,037
License and other revenues..................................   14,488       3,854      7,215
License and other revenues from related parties.............       --          --      1,750
                                                              -------    --------    -------
          Total revenues....................................   49,776      19,146     28,774
                                                              -------    --------    -------
Cost of product revenues....................................   17,764      12,030     16,668
Cost of license and other revenues..........................    1,087          --         --
                                                              -------    --------    -------
          Total cost of revenues............................   18,851      12,030     16,668
                                                              -------    --------    -------
Gross profit................................................   30,925       7,116     12,106
                                                              -------    --------    -------
Operating expenses:
  Research and development..................................   12,317      10,510      7,714
  Selling, general and administrative.......................   17,381      10,098      7,938
  Restructuring costs.......................................       --          59        603
                                                              -------    --------    -------
          Total operating expenses..........................   29,698      20,667     16,255
                                                              -------    --------    -------
Income (loss) from operations...............................    1,227     (13,551)    (4,149)
Other income, net...........................................    1,518         120        952
                                                              -------    --------    -------
Income (loss) before income taxes...........................    2,745     (13,431)    (3,197)
(Benefit) provision for income taxes........................     (982)        182         20
                                                              -------    --------    -------
Net income (loss)...........................................  $ 3,727    $(13,613)   $(3,217)
                                                              =======    ========    =======
Net income (loss) per share:
  Basic.....................................................  $  0.31    $  (2.56)   $ (0.70)
  Diluted...................................................  $  0.25    $  (2.56)   $ (0.70)
Shares used in per share calculations:
  Basic.....................................................   12,083       5,312      4,598
  Diluted...................................................   15,128       5,312      4,598

   The accompanying notes are an integral part of these financial statements.

                                   8X8, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        NOTES
                              PREFERRED STOCK        COMMON STOCK       ADDITIONAL    RECEIVABLE                   UNREALIZED
                            -------------------   -------------------    PAID IN         FROM         DEFERRED       LOSS ON
                              SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION   INVESTMENTS
                            ----------   ------   ----------   ------   ----------   ------------   ------------   -----------
Balance at March 31,
  1995....................   3,041,820    $ 3      4,550,721    $ 5      $10,547       $    --        $    --         $ --
Issuance of common stock
  upon exercise of
  options.................          --     --        246,389      1          609            --             --           --
Repurchase of unvested
  common stock............          --     --        (15,089)    (1)          (1)           --             --           --
Net loss..................          --     --             --     --           --            --             --           --
                            ----------    ---     ----------    ---      -------       -------        -------         ----
Balance at March 31,
  1996....................   3,041,820      3      4,782,021      5       11,155            --             --           --
Issuance of common stock
  upon exercise of
  options.................          --     --      2,188,265      2        1,095        (1,078)            --           --
Issuance of common
  stock...................          --     --         20,000     --           10            --             --           --
Issuance of Series D
  convertible
  noncumulative preferred
  stock...................     684,553      1             --     --        3,764            --             --           --
Deferred compensation
  related to stock
  options.................          --     --             --     --        7,267            --         (2,781)          --
Net loss..................          --     --             --     --           --            --             --           --
                            ----------    ---     ----------    ---      -------       -------        -------         ----
Balance at March 31,
  1997....................   3,726,373      4      6,990,286      7       23,291        (1,078)        (2,781)          --
Issuance of common stock
  upon initial public
  offering, net of
  issuance costs of
  $2,231..................          --     --      4,140,000      4       24,675            --             --           --
Issuance of common stock
  upon exercise of options
  and purchases under the
  employee stock purchase
  plan....................          --     --        483,593     --          597            --             --           --
Conversion of convertible
  noncumulative preferred
  stock to common stock...  (3,726,373)    (4)     3,726,373      4           --            --             --           --
Issuance of warrant.......          --     --             --     --           17            --             --           --
Repayment of notes
  receivable from
  stockholders............          --     --             --     --           --           162             --           --
Repurchase of unvested
  common stock............          --     --        (46,638)    --          (23)           23             --           --
Deferred compensation
  related to stock
  options.................          --     --             --     --         (772)           --          2,037           --
Unrealized loss on
  investments.............          --     --             --     --           --            --             --          (45)
Net income................          --     --             --     --           --            --             --           --
                            ----------    ---     ----------    ---      -------       -------        -------         ----
Balance at March 31,
  1998....................          --    $--     15,293,614    $15      $47,785       $  (893)       $  (744)        $(45)
                            ==========    ===     ==========    ===      =======       =======        =======         ====

                              RETAINED
                              EARNINGS
                            (ACCUMULATED
                              DEFICIT)      TOTAL
                            ------------   --------
Balance at March 31,
  1995....................    $  3,428     $ 13,983
Issuance of common stock
  upon exercise of
  options.................          --          610
Repurchase of unvested
  common stock............          --           (2)
Net loss..................      (3,217)      (3,217)
                              --------     --------
Balance at March 31,
  1996....................         211       11,374
Issuance of common stock
  upon exercise of
  options.................          --           19
Issuance of common
  stock...................          --           10
Issuance of Series D
  convertible
  noncumulative preferred
  stock...................          --        3,765
Deferred compensation
  related to stock
  options.................          --        4,486
Net loss..................     (13,613)     (13,613)
                              --------     --------
Balance at March 31,
  1997....................     (13,402)       6,041
Issuance of common stock
  upon initial public
  offering, net of
  issuance costs of
  $2,231..................          --       24,679
Issuance of common stock
  upon exercise of options
  and purchases under the
  employee stock purchase
  plan....................          --          597
Conversion of convertible
  noncumulative preferred
  stock to common stock...          --           --
Issuance of warrant.......          --           17
Repayment of notes
  receivable from
  stockholders............          --          162
Repurchase of unvested
  common stock............          --           --
Deferred compensation
  related to stock
  options.................          --        1,265
Unrealized loss on
  investments.............          --          (45)
Net income................       3,727        3,727
                              --------     --------
Balance at March 31,
  1998....................    $ (9,675)    $ 36,443
                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                                   8X8, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               1998        1997        1996
           Cash flows from operating activities:             --------    --------    --------
Net income (loss)..........................................  $  3,727    $(13,613)   $ (3,217)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
     Depreciation and amortization.........................       901         873         775
     Loss on disposition of capital equipment..............        --          --         541
     Amortization of deferred compensation.................     1,265       4,486          --
     Writedown of nonmarketable equity investment..........        --         400          --
     Other.................................................       (15)         (5)         --
Changes in assets and liabilities:
       Accounts receivable, net............................    (3,515)      2,567        (384)
       Inventory...........................................   (11,580)      6,092      (5,788)
       Income taxes receivable.............................        --          --       2,241
       Prepaid expenses and other assets...................      (522)        (70)        175
       Deposits and other assets...........................       (46)         --          --
       Accounts payable....................................     1,246      (4,202)      3,827
       Accrued compensation................................       519        (853)        575
       Accrued warranty....................................      (142)        545           1
       Deferred revenue....................................     2,084         163        (565)
       Other accrued liabilities...........................       698        (852)      1,174
       Income taxes payable................................    (1,118)        120          20
                                                             --------    --------    --------
          Net cash used in operating activities............    (6,498)     (4,349)       (625)
                                                             --------    --------    --------
Cash flows from investing activities:
  Acquisitions of property and equipment...................      (927)       (691)     (1,013)
  Sales of short-term investments--available for sale......        --       5,168      21,711
  Purchases of short-term investments--available for
     sale..................................................        --          --     (16,583)
  Short-term investments--trading activity, net............       (58)         71          64
  Purchase of nonmarketable equity investments.............        --          --        (400)
                                                             --------    --------    --------
          Net cash (used in) provided by investing
            activities.....................................      (985)      4,548       3,779
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of convertible noncumulative
     preferred stock, net..................................        --       3,765          --
  Proceeds from issuance of common stock, net..............    25,276          29         608
  Repayment of notes receivable from stockholders..........       162          --          --
  Proceeds from minority interest in subsidiary............        --          77          --
                                                             --------    --------    --------
          Net cash provided by financing activities........    25,438       3,871         608
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................    17,955       4,070       3,762
Cash and cash equivalents beginning of the year............     8,722       4,652         890
                                                             --------    --------    --------
Cash and cash equivalents end of the year..................  $ 26,677    $  8,722    $  4,652
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Taxes paid (refunded), net...............................  $    136    $   (139)   $ (2,240)
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                   8X8, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     8x8, Inc. (the "Company" or "8x8") was incorporated in California in February 1987. In December 1996, the Company was reincorporated in Delaware and exchanged each share of each series of stock of the predecessor company for one share of each corresponding series of stock of the Delaware successor. These financial statements have been prepared giving effect to the reincorporation for all periods presented.

     The Company designs, manufactures and markets videophones for use in the consumer market. The Company also designs, develops and markets highly integrated proprietary video communication semiconductors and associated software for videophones and video communication.

FISCAL YEAR

     The Company's fiscal year ends on the last Thursday on or before March 31. For purposes of these consolidated financial statements, the Company has indicated its fiscal year as ending on March 31.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues from product sales to original equipment manufacturers (OEMs) and other end users are recognized upon shipment. License revenues are generally recognized upon the delivery of the licensed technology provided no significant future obligations exist and collection is probable. For financial reporting purposes, revenues generated by sales to distributors and retailers under agreements allowing certain rights of return are deferred until the product is sold by the distributor or retailer. When no rights of return exist, revenues generated by product sales are recognized upon shipment.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. At March 31, 1998 and 1997, the Company classified its investments either as available-for-sale or as trading. The cost of the Company's investments is determined based upon specific identification. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, recorded as a separate component of stockholders' equity. At March 31, 1998 and 1997, the Company's investments classified as available-for-sale totaled $26 million and $7.7 million, respectively, and were primarily comprised of money market funds with an effective maturity of three months or less. The investments classified as trading are reported at fair value with realized and unrealized gains and losses being reported in the statement of operations. The cost and fair value of investments classified as trading were not significant at March 31, 1998

                                   8X8, INC.

and 1997. Realized and unrealized gains and losses were also not significant for the years ended March 31, 1998, 1997 and 1996.

INVENTORY

     Inventory is stated at the lower of standard cost, which approximates actual cost, using the first-in, first-out method, or market.

NONMARKETABLE EQUITY INVESTMENTS

     Nonmarketable equity investments, included in other assets, of less than 20% of the investee's outstanding voting stock are accounted for on the cost method, because the Company does not have an ability to significantly influence the operating and financial policies of the investees. Loss resulting from impairment in the value of investments which is other than a temporary decline is recorded in the period in which such loss occurs.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives, ranging from three to five years, or the lease term of the respective assets as follows:

Machinery and computer equipment    3 years
Furniture and fixtures              5 years
Licensed software                   3 years
Leasehold improvements              Shorter of lease term or useful life of the asset

WARRANTY EXPENSE

     The Company provides for the estimated cost which may be incurred under its product warranties upon revenue recognition.

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

     Research and development costs are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs have been expensed as incurred.

FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is the functional currency of the Company's foreign subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. To date, such amounts have not been significant. Total assets of the Company's foreign subsidiary were $620,000, $429,000, and $479,000 as of March 31, 1998, 1997 and 1996, respectively. The Company does not undertake any foreign currency hedging activities.

INCOME TAXES

     Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax

                                   8X8, INC.

returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, are not expected to be realized.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts with reputable financial institutions. Cash equivalents present risk of changes in value because of interest rate changes. The Company has not experienced any material losses relating to any investment instruments. The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At March 31, 1998, one customer accounted for 30% of accounts receivable. At March 31, 1997, three customers accounted for 16%, 15% and 10% of accounts receivable, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, and nonmarketable equity investments, approximate fair values.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its stock plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." See Note 6.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with fiscal 1998 presentation.

NET INCOME (LOSS) PER SHARE

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which was issued in February 1997, and which requires presentation of both basic and diluted net income
(loss) per share on the face of the statements of operations for all periods presented. Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible noncumulative preferred stock (Preferred Stock), common stock options and unvested restricted common stock having a dilutive effect. All prior years' data in this report have been restated to reflect the adoption of FAS 128. FAS 128 also requires a reconciliation of the numerators and denominators of the basic and diluted per share calculations.

                                   8X8, INC.

     There were no adjustments to the numerators for any period presented. The reconciliation of the denominators is as follows (in thousands):

                                                        YEAR ENDED MARCH 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      ------    -----    -----
Basic shares........................................  12,083    5,312    4,598
Effect of dilutive securities:
  Preferred Stock...................................     973       --       --
  Common stock options..............................   1,376       --       --
  Unvested restricted common stock..................     696       --       --
                                                      ------    -----    -----
Diluted shares......................................  15,128    5,312    4,598
                                                      ======    =====    =====

     The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                        YEAR ENDED MARCH 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      ------    -----    -----
Preferred Stock.....................................      --    3,726    3,042
Common stock options................................     287    2,291    2,561
Unvested restricted common stock....................      --    1,296        1
                                                      ------    -----    -----
          Total.....................................     287    7,313    5,604
                                                      ======    =====    =====

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting of comprehensive income and its components in financial statements of the Company beginning in fiscal 1999. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. Adoption by the Company in fiscal 1999 is not expected to have a significant effect on the Company's disclosure requirements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 revises information regarding the reporting of certain operating segments for periods beginning after December 15, 1997. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt FAS 131 in its fiscal 1999 annual report. The Company has not yet determined the impact, if any, of adopting this new standard.

     In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 97-2 (SOP 97-2)," Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 will become effective for transactions entered into beginning in fiscal 1999. Retroactive application of the provisions of SOP 97-2 is prohibited.

                                   8X8, INC.

NOTE 2 -- BALANCE SHEET COMPONENTS:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Accounts receivable......................................  $ 5,137    $ 1,208
  Less: allowance for doubtful accounts..................     (610)      (374)
                                                           -------    -------
                                                           $ 4,527    $   834
                                                           =======    =======
Inventories:
  Raw materials..........................................  $ 3,864    $   418
  Work-in-process........................................    5,337        613
  Finished goods.........................................    3,557        147
                                                           -------    -------
                                                           $12,758    $ 1,178
                                                           =======    =======
Property and equipment:
  Machinery and computer equipment.......................  $ 3,837    $ 3,254
  Furniture and fixtures.................................      691        671
  Licensed software......................................    2,268      2,137
  Leasehold improvements.................................      600        554
                                                           -------    -------
                                                             7,396      6,616
Less: accumulated depreciation and amortization..........   (6,026)    (5,272)
                                                           -------    -------
                                                           $ 1,370    $ 1,344
                                                           =======    =======

NOTE 3 -- TRANSACTIONS WITH RELATED PARTIES:

     During the fiscal year ended March 31, 1997, the Company's product revenues included $106,000 in sales to Sanyo Semiconductor Corporation (Sanyo) which is one of the Company's stockholders. Additionally, the Company purchased $3.8 million and $408,000 of raw materials inventory from Sanyo and an affiliate during fiscal 1998 and 1997, respectively. An executive of Sanyo is also on the Company's Board of Directors.

     A representative of National Semiconductor Corporation (National) was a member of the Company's Board of Directors until May 19, 1997. The Company subleased to National a portion of its facilities under a month to month sublease arrangement until August 1, 1997. Proceeds from the sublease were recorded as a reduction to operating expenses and aggregated $149,000, $276,000 and $205,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

     During the fiscal years ended March 31, 1998, 1997 and 1996, the Company's product revenues included $355,000, $2,415,000 and $2,037,000, respectively, in sales to ASCII Corporation (ASCII). The Company terminated its distribution relationship with ASCII effective June 30, 1997. An executive of ASCII was a member of the Company's Board of Directors until May 27, 1997.

     During fiscal 1996, the Company licensed certain technologies to VideoCore Technology (VideoCore), a company founded by one of 8x8's former officers, in exchange for cash and an equity interest in VideoCore. This license agreement also provided for potential future license fees and royalty fees payable to the Company. VideoCore, including the Company's equity interest, was subsequently acquired by another entity.

     During fiscal 1996, the Company licensed certain technologies to Enable Semiconductor, a company founded by another of 8x8's former officers, in exchange for cash and an equity interest in that company.

     During fiscal 1997, the Company and certain of its employees formed VidUs, Inc. (VidUs). At March 31, 1998, the Company owned 67% of VidUs and Company employees owned the remaining 33%.

                                   8X8, INC.

VidUs is engaged in the design of integrated camera and video compression solutions as well as ethernet interface cards. VidUs has been consolidated in the Company's financial statements since inception.

     During fiscal 1998, the Company paid a member of the Board of Directors approximately $50,000 for technical consulting services provided on behalf of the Company.

NOTE 4 -- INCOME TAXES:

     Income (loss) before income taxes includes $91,000, $74,000, and $51,000 of income of its foreign subsidiary for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. The components of the consolidated (benefit) provision for income taxes consisted of the following (in thousands):

                                                       YEAR ENDED MARCH 31,
                                                      -----------------------
                                                       1998      1997    1996
                                                      -------    ----    ----
Current:
Federal.............................................  $(1,018)   $ --    $--
State...............................................       --      --     --
Foreign.............................................       36     182     20
                                                      -------    ----    ---
                                                      $  (982)   $182    $20
                                                      =======    ====    ===

     Deferred tax assets are comprised of the following (in thousands):

                                                                MARCH 31,
                                                            -----------------
                                                             1998      1997
                                                            ------    -------
Research and development credit carryforwards.............  $1,920    $ 1,573
Net operating loss carryforwards..........................   1,839      3,780
Inventory valuation.......................................   1,020        932
Reserves and allowances...................................     891        846
Other.....................................................   2,116      1,650
                                                            ------    -------
                                                             7,786      8,781
Valuation allowance.......................................  (7,786)    (8,781)
                                                            ------    -------
          Total...........................................  $   --    $    --
                                                            ======    =======

     Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that it will not be able to realize its deferred tax assets and thus a full valuation allowance has been recorded at March 31, 1998.

     At March 31, 1998, the Company had approximately $5.4 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards expire at various dates beginning 2012. In addition, at March 31, 1998, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.9 million which begin expiring in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. As of March 31, 1998, the net operating loss carry forwards of the Company were not subject to any material annual limitations.

                                   8X8, INC.

     A reconciliation of the tax (benefit) provision to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
(Benefit) provision at statutory rate.........  $   933    $(4,567)   $(1,087)
State income taxes before valuation allowance,
  net of federal benefit......................      160       (344)      (177)
Reversal of previously accrued income taxes
  payable.....................................   (1,018)        --         --
Research and development credits..............     (600)      (373)      (243)
Valuation allowance...........................     (995)     4,012      1,414
Non-deductible compensation...................      504      1,525         --
Other.........................................       34        (71)       113
                                                -------    -------    -------
(Benefit) provision for income taxes..........  $  (982)   $   182    $    20
                                                =======    =======    =======

     In August 1995, the Internal Revenue Service (the IRS) asserted a deficiency against the Company for the taxable year 1992 in the amount of approximately $1,365,000, together with a penalty in the amount of approximately $273,000 plus accrued interest. The IRS alleged that as of March 31, 1992, the Company had accumulated earnings beyond the reasonable needs of the Company's business. The Company did not make any payments and in accordance with IRS procedures formally protested this assessment on October 30, 1995. In May 1997 the Company received a notice from the IRS indicating it had fully reversed the August 1995 notice of deficiency. As a result, the Company reversed approximately $1 million of its income tax liability during the first quarter of fiscal 1998.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

     The Company leases its primary facility under a noncancelable operating lease agreement that expires in April 1999. This agreement provides for annual increments of rent in predetermined amounts and requires the Company to pay property taxes, insurance and normal maintenance costs.

     Future minimum lease payments under non-cancelable operating leases as of March 31, 1998 are as follows (in thousands):

                    YEAR ENDED MARCH 31,
                    --------------------
1999........................................................  $1,038
2000........................................................      80
                                                              ------
          Total minimum payments............................  $1,118
                                                              ======

     Rent expense for all operating leases for the years ended March 31, 1998, 1997 and 1996 was $1,075,000, $717,000 and $767,000, respectively.

     From time to time, the Company receives notices from third parties asserting claims against the Company or threatening the commencement of legal proceedings against the Company. While the outcome of any resulting settlement negotiations or legal proceedings cannot be predicted with certainty, the management of the Company does not believe that any of the assertions of claims or threats received to date will have a material adverse effect on the Company's business, operating results or financial condition.

                                   8X8, INC.

NOTE 6 -- STOCKHOLDERS' EQUITY:

COMMON STOCK AND PREFERRED STOCK

     In July 1997, the Company completed the initial public offering (the Offering) of its Common Stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24.7 million after deducting related issuance costs. As of the closing date of the Offering, all of the Preferred Stock outstanding was converted into an aggregate of 3,726,373 shares of Common Stock.

     On October 21, 1996, the Company's Board of Directors approved that, effective upon the closing of the Offering, the Company will be authorized to issue five million shares of undesignated preferred stock. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

1987 INCENTIVE STOCK PLAN

     In 1987, the Company adopted an Incentive Stock Plan (the 1987 Plan) which was subsequently terminated by the Board of Directors in January 1992. The Company had reserved 2,962,000 shares of its common stock for issuance under the 1987 Plan. The 1987 Plan provided for grants of stock purchase rights at prices equal to the fair market value of stock as determined by the Company's Board of Directors. Stock purchase rights granted under the plan generally vested over five years. During the year ended March 31, 1996, unvested shares aggregating 15,089 were repurchased at prices ranging from $0.10 to $0.40 per share. In January 1992, upon termination, all unissued shares under the 1987 Plan were canceled. At March 31, 1998, all shares of common stock purchased under the 1987 Plan were fully vested.

1992 STOCK OPTION PLAN

     In January 1992, the Board of Directors adopted the 1992 Stock Option Plan (the 1992 Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In August 1994, the Board of Directors authorized an increase in the number of shares of the Company's common stock reserved for issuance under the 1992 Plan to 2,000,000 shares. The 1992 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates. Options generally vest over periods ranging from two to four years. Vesting for certain options accelerates if certain predefined milestones are met.

KEY PERSONNEL PLAN

     In July 1995, the Board of Directors adopted the Key Personnel Plan and reserved 2,000,000 shares of the Company's common stock for issuance under this plan. In June 1996, the Board of Directors authorized an increase in the number of shares of the Company's common stock reserved for issuance under the Key Personnel Plan to 2,200,000 shares. The Key Personnel Plan provides for granting incentive and nonstatutory stock options to officers of the Company at prices equal to the fair market value of the stock at the grant dates. Options generally vest over periods ranging from two to four years. Vesting for certain options accelerated in fiscal 1998 upon the achievement of certain predefined milestones.

1996 STOCK PLAN

     In June 1996, the Board of Directors adopted the 1996 Stock Plan (the 1996
Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In June 1997, the Company's shareholders authorized an increase in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan to 1,500,000 shares. This amount is to be increased annually on the first day of each of the Company's fiscal years in an amount equal to 5% of the Company's common stock issued and

                                   8X8, INC.

outstanding at the end of the immediately preceding fiscal year subject to certain maximum limitations. The 1996 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates as determined by the Company's Board of Directors. Options generally vest over a period of not more than five years.

1996 DIRECTOR OPTION PLAN

     The Company's 1996 Director Option Plan (the Director Plan) was adopted in June 1996 and became effective upon the closing of the Offering. A total of 150,000 shares of common stock have been reserved for issuance under the Director Plan. The Director Plan provides for the grant of nonstatutory stock options to certain nonemployee directors of the Company (the Outside Directors). The Director Plan provides that each Outside Director will be granted a nonstatutory stock option to purchase 16,000 shares of common stock on the date upon which such person first becomes an Outside Director or, if later, on the effective date of the Director Plan. Thereafter, each Outside Director will be automatically granted an option to purchase 4,000 shares of common stock on the date such Outside Director is reelected to the Board of Directors, if on such date, such Outside Director will have served on the Company's Board of Directors for at least six months. The Director Plan provides that each option will become exercisable in monthly installments over a period of one year from the date of grant. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years.

     Option activity under the stock option plans is summarized as follows:

                                                                                    WEIGHTED
                                                OPTIONS       SHARES SUBJECT    AVERAGE EXERCISE
                                             AVAILABLE FOR      TO OPTIONS           PRICE
                                                 GRANT         OUTSTANDING         PER SHARE
                                             -------------    --------------    ----------------
Balance at March 31, 1995..................      880,185         1,098,350           $2.38
Increase in options available for grant....    2,000,000                --              --
Granted....................................   (2,973,550)        2,973,550           $2.50
Exercised..................................           --          (246,389)          $2.48
Returned to plan...........................    1,264,754        (1,264,754)          $2.49
                                              ----------        ----------
Balance at March 31, 1996..................    1,171,389         2,560,757           $2.46
Increase in options available for grant....    1,200,000                --              --
Granted....................................   (4,947,462)        4,947,462           $1.68
Exercised..................................           --        (2,188,265)          $0.50
Cancellation of options available for
  grant....................................          (75)               --              --
Returned to plan...........................    3,028,804        (3,028,804)          $2.32
                                              ----------        ----------
Balance at March 31, 1997..................      452,656         2,291,150           $2.83
Increase in options available for grant....      650,000                --              --
Granted....................................   (1,273,665)        1,273,665           $7.92
Exercised..................................           --          (413,033)          $0.50
Returned to plan...........................      291,918          (291,918)          $4.73
                                              ----------        ----------
Balance at March 31, 1998..................      120,909         2,859,864           $5.26
                                              ----------        ----------
Options exercisable at March 31, 1998......           --           776,576           $3.82
                                              ==========        ==========

                                   8X8, INC.

     Significant option groups outstanding at March 31, 1998 and related weighted average exercise price and contractual life information are as follows:

                                     OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                    ---------------------    ---------------------        WEIGHTED
                                                 WEIGHTED                 WEIGHTED        AVERAGE
                                                 AVERAGE                  AVERAGE        REMAINING
                                                 EXERCISE                 EXERCISE    CONTRACTUAL LIFE
     RANGE OF EXERCISE PRICES        SHARES       PRICE       SHARES       PRICE          (YEARS)
     ------------------------       ---------    --------    ---------    --------    ----------------
  $0.50   to  $1.40                   887,164     $ 0.50       356,197     $ 0.50           7.7
  $4.20   to  $5.60                   130,200     $ 5.21        72,876     $ 5.01           9.1
  $5.60   to  $7.00                 1,492,800     $ 6.78       333,216     $ 6.80           9.0
  $8.40   to  $9.80                    62,800     $ 9.32            --         --           9.5
  $9.80   to  $11.20                   98,500     $10.61         6,665     $10.50           9.5
  $11.20  to  $12.60                  184,400     $11.33         7,622     $11.25           9.4
  $12.60  to  $14.00                    4,000     $14.00            --         --           9.6
                                    ---------                ---------
                                    2,859,864     $ 5.26       776,576     $ 3.82           8.6
                                    =========                =========

     During the year ended March 31, 1997, options to purchase 2,156,800 shares under the Key Personnel Plan were exercised for partial recourse notes. Shares issued under this plan are subject to repurchase at their original issuance price of $0.50 if the employee departs prior to vesting. During fiscal 1998, the Company repurchased 46,638 unvested shares and 579,647 shares were not vested at March 31, 1998.

     In June 1996, the Board of Directors approved a proposal under which employees elected to cancel approximately 2,467,000 options in exchange for grants of new options with an exercise price equal to the then current fair market value as determined by the Board of Directors.

     In conjunction with the Offering, the Company recorded a deferred compensation charge of approximately $7,267,000 with respect to options repriced and certain additional options granted in fiscal 1997. The Company recognized $1,265,000 and $4,486,000 of said amount as compensation expense in the fiscal years ended March 31, 1998 and 1997, respectively. The Company is recognizing the deferred compensation over the related vesting period of the options (which is generally 48 months). At March 31, 1998 the balance of this deferred compensation was $744,000. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, using the multiple option approach with the following weighted-average assumptions:

                                                   YEAR ENDED MARCH 31,
                                    ---------------------------------------------------
                                        1998               1997               1996
                                    -------------      -------------      -------------
Expected volatility...............       65%               0.0%               0.0%
Expected dividend yield...........      0.0%               0.0%               0.0%
Risk-free interest rate...........  5.7% to 6.5%       5.7% to 6.5%       5.1% to 6.7%
Weighted average expected option
  term............................    5.3 years          5.0 years          5.0 years
Weighted average fair value of
  options granted.................      $4.89              $0.60              $0.40

1996 EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Offering. Under the Purchase Plan a total of 500,000 shares of common stock have been reserved for issuance to participating employees who meet eligibility requirements. During fiscal 1998, 70,560 shares were issued under the Purchase Plan.

                                   8X8, INC.

     The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two-year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime, In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Purchase Plan provides that a new exercise date shall be set for each option under the plan which exercise date shall occur before the date of the merger or asset sale.

     For the purpose of providing pro forma disclosures, the estimated fair value of stock purchase rights were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a risk-free interest rate of 5.63%, an expected life of 1.2 years, expected volatility of 65% and no expected dividends. The weighted average grant date fair value was $2.62.

CERTAIN PRO FORMA DISCLOSURES

     The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in FAS 123, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        ------    --------    -------
Net income (loss):
  As reported.........................................  $3,727    $(13,613)   $(3,217)
  Pro forma...........................................      58     (14,744)    (3,685)
Basic income (loss) per share:
  As reported.........................................  $ 0.31    $  (2.56)   $ (0.70)
  Pro forma...........................................  $ 0.01    $  (2.78)   $ (0.80)
Diluted income (loss) per share:
  As reported.........................................  $ 0.25    $  (2.56)   $ (0.70)
  Pro forma...........................................  $ 0.01    $  (2.78)   $ (0.80)

NOTE 7 -- EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

     In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Under the Savings Plan, eligible employees may contribute up to the maximum allowed by the IRS from their compensation to the Savings Plan. Effective January 1, 1998 the Company's matching contribution increased from $300 to $1,500 per employee per calendar year at a dollar for dollar rate of the employee contribution. The Company's matching contributions vest over three years. To date, the Company's contributions have not been significant.

PROFIT SHARING PLAN

     In April 1995, the Company's Board of Directors approved a profit sharing plan which provides for additional compensation to all employees of the Company based on quarterly income before income taxes. The profit sharing plan was effective beginning in fiscal 1996 and provided for payments of 15% of total quarterly income before income taxes. In July 1995, the Company's Board of Directors amended the profit sharing plan so that 5% of profit sharing would be based on the profitability of individual business units. In July 1997, the Board of Directors amended the profit sharing plan such that future bonuses are calculated as a

                                   8X8, INC.

percentage of net income. Charges related to this plan were approximately $685,000 in the fiscal year ended March 31, 1998, and were not significant for the fiscal years ended March 31, 1997 or 1996.

NOTE 8 -- GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION:

     The Company's export sales to Europe represented 22%, 21% and 17% of total revenues in fiscal years 1998, 1997 and 1996, respectively. The Company's export sales to the Asia Pacific region represented 25%, 33%, and 32% of total revenues in fiscal years 1998, 1997 and 1996, respectively.

     Product sales and license and other revenues derived from one customer represented approximately 20% of total revenues for the fiscal year ended March 31, 1998. Product sales to one customer represented approximately 13% of total revenues for the fiscal year ended March 31, 1997. License and other revenues derived from one customer represented approximately 24% of total revenues for the fiscal year ended March 31, 1996.

NOTE 9 -- RESTRUCTURING COSTS AND INVENTORY CHARGES:

     During fiscal 1997, the Company recorded a charge for restructuring its operations by reducing its workforce by approximately 25%. As of March 31, 1997, the Company's restructuring actions were fully completed and there were no remaining restructuring cost accruals.

     During fiscal 1996, the Company recorded restructuring charges resulting from the Company's decision to reduce the scope of its research and development activities by eliminating certain product development efforts. The restructuring costs related primarily to a write off of equipment associated with the terminated development efforts.

     During the quarter ended June 30, 1996, the Company recorded a charge of $4.0 million related to its MPEG inventories. In September 1996, the Company sold its remaining MPEG inventory.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS      WRITE-OFFS/
                                              BALANCE AT    CHARGED TO    RECOVERIES OF
                                              BEGINNING     COSTS AND     UNCOLLECTIBLE     BALANCE AT
                DESCRIPTION                   OF PERIOD      EXPENSES       ACCOUNTS       END OF PERIOD
                -----------                   ----------    ----------    -------------    -------------
Allowance for doubtful accounts:
March 31, 1996..............................     $397          $234           $111             $520
March 31, 1997..............................      520            --            146              374
March 31, 1998..............................      374           255             19              610

                     CONSOLIDATED QUARTERLY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        QUARTER ENDED
                                  -----------------------------------------------------------------------------------------
                                  MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                    1998        1997       1997        1997       1997        1996       1996        1996
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
Total revenues..................   $12,129    $15,138     $10,894    $11,615     $ 4,489    $ 4,582     $ 4,372    $ 5,703
Cost of revenues................     4,891      6,879       4,537      2,544       1,302      1,283       1,942      7,503
                                   -------    -------     -------    -------     -------    -------     -------    -------
Gross profit (loss).............     7,238      8,259       6,357      9,071       3,187      3,299       2,430     (1,800)
                                   -------    -------     -------    -------     -------    -------     -------    -------
Operating expenses:
  Research and development......     2,838      3,284       2,982      3,213       2,608      3,141       2,340      2,421
  Selling, general and
    administrative..............     4,723      5,358       3,760      3,540       3,115      2,003       1,733      3,247
  Restructuring costs...........        --         --          --         --          --         --          --         59
                                   -------    -------     -------    -------     -------    -------     -------    -------
         Total operating
           expenses.............     7,561      8,642       6,742      6,753       5,723      5,144       4,073      5,727
                                   -------    -------     -------    -------     -------    -------     -------    -------
Income (loss) from operations...      (323)      (383)       (385)     2,318      (2,536)    (1,845)     (1,643)    (7,527)
Other income, net...............       423        515         480        100        (272)       265          74         53
                                   -------    -------     -------    -------     -------    -------     -------    -------
Income (loss) before income
  taxes.........................       100        132          95      2,418      (2,808)    (1,580)     (1,569)    (7,474)
(Benefit) provision for income
  taxes.........................        18         --          --     (1,000)         36         --          46        100
                                   -------    -------     -------    -------     -------    -------     -------    -------
Net income (loss)...............   $    82    $   132     $    95    $ 3,418     $(2,844)   $(1,580)    $(1,615)   $(7,574)
                                   =======    =======     =======    =======     =======    =======     =======    =======
Net income (loss) per share:
  Basic.........................   $  0.01    $  0.01     $  0.01    $  0.59     $ (0.50)   $ (0.29)    $ (0.30)   $ (1.58)
  Diluted.......................   $  0.01    $  0.01     $  0.01    $  0.29     $ (0.50)   $ (0.29)    $ (0.30)   $ (1.58)
Shares used in per share
  calculations:
  Basic.........................    14,581     14,274      13,682      5,794       5,651      5,495       5,321      4,782
  Diluted.......................    16,113     16,723      16,090     11,587       5,651      5,495       5,321      4,782

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 15, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 1998 Proxy Statement), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this is included in the 1998 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional
Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the 1998 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the 1998 Proxy Statement under the caption "Additional Information -- Security Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required by this Item is set forth in the 1998 Proxy Statement under the captions "Additional Information -- Certain Relationships and Transactions," "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

       The information required by this item is included above in Item 8.

(a)(2) Financial Statement Schedules.

       The information required by this item is included above in Item 8.

(a)(3) Exhibits.

       The documents listed on the Exhibit Index appearing at page 48 of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock.

(b)    Reports on Form 8-K.

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 7, 1998.

                                          8X8, INC.

                                          By:        /s/ PAUL VOOIS

                                            ------------------------------------
                                                        Paul Voois,
                                             Chairman & Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paul Voois and Sandra L. Abbott, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

                       SIGNATURE                                       TITLE                  DATE
                       ---------                                       -----                  ----

/s/ PAUL VOOIS                                            Chairman of the Board and Chief  May 7, 1998
--------------------------------------------------------  Executive Officer (Principal
Paul Voois                                                Executive Officer)

/s/ SANDRA L. ABBOTT                                      Chief Financial Officer and      May 7, 1998
--------------------------------------------------------  Vice President, Finance
Sandra L. Abbott                                          (Principal Financial and
                                                          Accounting Officer)

/s/ KEITH R. BARRACLOUGH                                  President, Chief Operating       May 7, 1998
--------------------------------------------------------  Officer and Director
Keith R. Barraclough

/s/ BRYAN MARTIN                                          Vice President, Engineering,     May 7, 1998
--------------------------------------------------------  Chief Technical Officer and
Bryan Martin                                              Director

/s/ CHRIS MCNIFFE                                         Vice President, Sales and        May 7, 1998
--------------------------------------------------------  Marketing and Director
Chris McNiffe

/s/ SAMUEL WANG                                           Vice President, Process          May 7, 1998
--------------------------------------------------------  Technology and Director
Samuel Wang

/s/ BERND GIROD                                           Director                         May 7, 1998
--------------------------------------------------------
Bernd Girod

/s/ AKIFUMI GOTO                                          Director                         May 7, 1998
--------------------------------------------------------
Akifumi Goto

/s/ GUY L. HECKER                                         Director                         May 7, 1998
--------------------------------------------------------
Guy L. Hecker, Jr.

/s/ WILLIAM TAI                                           Director                         May 7, 1998
--------------------------------------------------------
William Tai

                                   8X8, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
     3.2+  Form of Amended and Restated Certificate of Incorporation of
           Registrant.
     3.3+  Bylaws of Registrant.
    10.1+  Form of Indemnification Agreement.
    10.2+  1992 Stock Option Plan, as amended, and form of Stock Option
           Agreement.
    10.3+  Key Personnel Plan, as amended, and form of Stock Option
           Agreement.
    10.4+  1996 Stock Plan, as amended, and form of Stock Option
           Agreement.
    10.5+  1996 Employee Stock Purchase Plan, as amended, and form of
           Subscription Agreement.
    10.6+  1996 Director Option Plan, as amended, and form of Director
           Option Agreement.
    10.7+  Amended and Restated Registration Rights Agreement dated as of September 6, 1996 among the Registrant and certain
           holders of the Registrant's Common Stock.
    10.8+  Facility lease dated as of July 3, 1990 by and between
           Sobrato Interests, a California Limited Partnership, and the
           Registrant, as amended.
    10.9*+ License Agreement dated as of May 7, 1996 by and between
           Kyushu Matsushita Electric Industrial Co., Ltd. and the
           Registrant.
    10.12+ Promissory Note between Sandra L. Abbott and Registrant dated June 29, 1996.
    10.13+ Promissory Note between David M. Harper and Registrant dated
           June 29, 1996.
    10.14+ Promissory Note between Bryan R. Martin and Registrant dated
           June 29, 1996.
    10.15+ Promissory Note between Chris McNiffe and Registrant dated
           June 29, 1996.
    10.16+ Promissory Note between Mike Noonen and Registrant dated
           June 29, 1996.
    10.17+ Promissory Note between Samuel T. Wang and Registrant dated
           June 29, 1996.
    10.18*+ License Agreement dated as of May 5, 1997 by and between
           U.S. Robotics Access Corporation and the Registrant.
    10.19  Warrant Number CS-01 issued by 8x8, Inc. to Stanford
           University on February 17, 1998.
    10.20  Fifth Amendment to Lease dated January 26, 1998 between
           Sobrato Interests and the Registrant.
    10.21  Landlords Consent to Sublease dated February 23, 1998 among
           Sobrato Interests, Bay Networks, Inc. and the Registrant.
    21.1+  Subsidiaries of Registrant.
    23.1   Consent of Independent Accountants.
    24.1   Power of Attorney (see page 47).
    27.1   Financial Data Schedule.

---------------
* Confidential treatment was granted with respect to certain portions of this exhibit.

+ Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-15627, declared effective on July 1, 1997 and incorporated by reference herein.