Form 10-Q
period 1998-06-30
8X8 INC
filed 1998-07-23
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                 (408) 727-1885

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock outstanding as of July 15, 1998 was 15,375,405.


The exhibit index begins on page 24

                                    8X8, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                                    Page
                                                                                   ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at June 30, 1998 and March 31, 1998.............1

Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997........................................................2

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1998 and 1997........................................................3

Notes to Unaudited Condensed Consolidated Financial Statements........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...........................................................6


PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........................22

Item 6.  Exhibits and Reports on Form 8-K............................................22

Signatures.......................................................................... 23

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                          June 30,    March 31,
                                                            1998        1998
                                                          --------    ---------
ASSETS
Current assets:
  Cash, cash equivalents and short-term investments......  $22,377    $26,737
  Accounts receivable, net...............................    4,330      4,527
  Inventory..............................................   14,224     12,758
  Prepaid expenses and other assets......................      750        876
                                                           -------    -------
    Total current assets.................................   41,681     44,898
Property and equipment, net..............................    1,275      1,370
Deposits and other assets................................      161        161
                                                           -------    -------
                                                           $43,117    $46,429
                                                           =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $ 1,791    $ 2,625
  Accrued compensation...................................    1,650      1,445
  Accrued warranty.......................................    1,364      1,461
  Deferred revenue.......................................    2,929      2,447
  Other accrued liabilities..............................    2,109      1,923
                                                           -------     ------
    Total current liabilities............................    9,843      9,901
                                                           -------     ------

Minority interest........................................       60         85
                                                           -------     ------
Stockholders' equity:
  Common stock...........................................       15         15
  Additional paid-in capital.............................   47,794     47,785
  Notes receivable from stockholders.....................     (405)      (893)
  Deferred compensation..................................     (515)      (744)
  Unrealized loss on investments.........................      (29)       (45)
  Accumulated deficit....................................  (13,646)    (9,675)
                                                           --------    ------
    Total stockholders' equity...........................   33,214     36,443
                                                           --------    ------
                                                           $43,117    $46,429
                                                           =======    =======

   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended
                                                                 June 30,
                                                           ---------------------
                                                             1998         1997
                                                            ------       ------
Product revenues.......................................... $ 6,511     $ 4,953
License and other revenues................................     589       6,662
                                                           -------     -------
Total revenues............................................   7,100      11,615
Cost of product revenues..................................   4,390       2,544
                                                           -------     -------
Gross profit..............................................   2,710       9,071
                                                           -------     -------
Operating expenses:
    Research and development..............................   2,612       3,213
    Selling, general & administrative.....................   4,362       3,540
                                                           -------     -------
          Total operating expenses........................   6,974       6,753
                                                           -------     -------
(Loss) income from operations.............................  (4,264)      2,318
Other income, net.........................................     293         100
                                                           -------     -------
(Loss) income before provision (benefit)
 for income taxes.........................................  (3,971)      2,418
Provision (benefit) for income taxes......................      --      (1,000)
                                                           -------     -------
Net (loss) income......................................... $(3,971)    $ 3,418
                                                           =======     =======
Net (loss) income per share:
  Basic................................................... $ (0.27)    $  0.59
  Diluted................................................. $ (0.27)    $  0.29

Shares used in per share calculations:
  Basic...................................................  14,792       5,794
  Diluted.................................................  14,792      11,587




   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                           Three months ended
                                                                 June 30,
                                                           ---------------------
                                                             1998         1997
                                                            ------       ------
Cash flows from operating activities:
   Net (loss) income...................................... $ (3,971)    $ 3,418
   Charges to net (loss) income not
    affecting cash........................................      346       1,049
   Net effect of changes
    in current and other assets
    and current liabilities...............................   (1,201)        (56)
                                                             -------    -------
      Net cash (used in) provided by
       operating activities...............................   (4,826)      4,411
                                                             -------    -------
Cash flows from investing activities:
   Purchase of property and equipment.....................     (135)       (210)
   Short-term investments-trading
    activity, net.........................................       60           2
                                                            -------     -------
      Net cash used in investing
       activities.........................................      (75)       (208)
                                                            -------     -------
Cash flows from financing activities:
   Proceeds from issuance of
    common stock..........................................      131          23
   Repayment of notes receivable from
    stockholders..........................................      470          --
                                                            -------     -------
       Net cash provided by financing
          activities......................................      601          23
                                                            -------     -------
Net (decrease) increase in cash and
 cash equivalents.........................................   (4,300)      4,226

Cash and cash equivalents at the
 beginning of the period..................................   26,677       8,722
                                                            -------     -------
Cash and cash equivalents at the
 end of the period........................................  $22,377     $12,948
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

     The Company designs, manufactures, and markets videophones for use by the consumer market. The Company also designs, develops and markets highly integrated proprietary video communication semiconductors and associated software for videophones and video communication.

2.  BASIS OF PRESENTATION

     The Company's fiscal year ends on the last Thursday on or before March 31. The Company's fiscal quarters end on the last Thursday on or before the end of each calendar quarter. The three month periods ended June 25, 1998 and June 26, 1997, respectively, each included 13 weeks of operations. For purposes of these condensed consolidated financial statements, the Company has indicated its fiscal year as ending on March 31 and its interim periods as ending on June 30.

    The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company's annual financial statements for the year ended March 31, 1998. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998, including notes thereto, included in the Company's Annual Report to Stockholders.

     The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3.  BALANCE SHEET DETAIL
    (in thousands)                                    June 30,            March 31,
                                                        1998                1998
                                                      --------            ---------
    Inventories:
          Raw materials.............................  $ 3,233              $ 3,864
          Work-in-process...........................    5,655                5,337
          Finished goods............................    5,336                3,558
                                                      -------             --------
                                                      $14,224              $12,758
                                                      =======              =======

4.   NET (LOSS) INCOME PER SHARE

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share." FAS 128 requires presentation of both basic and diluted net (loss) income per share on the face of the statements of operations for all periods presented. Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net (loss) income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible noncumulative preferred stock (Preferred Stock), common stock options and unvested restricted common stock having a dilutive effect. All prior years' data in this report have been restated to reflect the adoption of FAS 128. FAS 128 also requires a reconciliation of the numerators and denominators of the basic and diluted per share calculations. There were no adjustments to the numerators for any period presented. The reconciliation of the denominators is as follows (in thousands):

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1998          1997
                                                  ------        ------
     Basic shares                                   14,792      5,794
     Effect of dilutive securities:
       Preferred Stock                                 --       3,726
       Common stock options                            --         940
       Unvested restricted common stock                --       1,127
                                                    ------     ------
     Diluted shares                                 14,792     11,587
                                                    ======     ======


     The following equity instruments were not included in the computations of net (loss) income per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1998          1997
                                                  ------        ------
     Common stock options                         3,095            --
     Unvested restricted common stock               532            --
                                                  -----          ----
       Total                                      3,627            --
                                                  =====          ====


5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The primary difference between net income and comprehensive income, for the Company, is gains and losses on short-term investments classified as available-for-sale. Comprehensive income for the current reporting and comparable period in the prior year is as follows (in thousands):

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1998           1997
                                                  ------         ------
     Comprehensive (loss) income                 ($3,955)        $3,418
                                                 =======         ======

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 (SOP 97-2) which provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 (SOP 98-4), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the quarter ended June 30, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future and statements contained within those sentences followed by an asterisk (i.e., "*"). All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q. This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 1998 contained in the Company's Annual Report to Stockholders.

Overview

     Since June 1995, the Company has been executing a business strategy designed to focus the Company's efforts towards video communication. As part of this strategy, the Company discontinued sales of its MPEG semiconductor product line and reduced its workforce in the quarter ended June 30, 1996. In the quarters ended June 30, 1998 and 1997, sales of the Company's video communication products accounted for 100% of product revenues. In the fiscal years ended March 31, 1998 and 1997, sales of the Company's video communication products accounted for 100% and 86% of product revenues, respectively.

     To address new opportunities, the Company has leveraged its strengths in semiconductor design and related software to develop and market low-cost video communication systems (hereinafter referred to as its "VideoCommunicators"). The Company began shipping the first product in its planned family of VideoCommunicator products, ViaTV videophone model VC100, in February 1997. Subsequently, the Company introduced the VC105, an upgraded VC100, and added three new models, the VC50, VC55 and VC150, to the ViaTV product line. The Company also has introduced versions of its ViaTV videophones designed for European and Asian markets. In June 1998, the Company announced the RSM-1500 remote surveillance module, a VideoCommunicator designed specifically for the security and surveillance market.

     The Company is marketing its VideoCommunicators through retail and distribution channels, catalogs and original equipment manufacturers (OEMs) as well as through direct marketing efforts utilizing a combination of advertising, toll-free telemarketing and direct mail supported by co-marketing arrangements with third parties. The Company sells its video communication semiconductors and related software to OEMs and distributors.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Statements of Operations and the notes thereto:

Revenues

                                             Three Months Ended June 30,
                                          -------------------------------
(In millions)                                  1998             1997
                                          -------------     ------------
     Product revenues                     $ 6.5     92%     $4.9     42%
     License and other revenues             0.6      8%      6.7     58%
                                         ------    ----    -----    ----
                                          $ 7.1    100%    $11.6    100%
                                          =====    ====    =====    ====


     Total revenues were $7.1 million and $11.6 million for the first quarters of fiscal 1999 and 1998, respectively. Total revenues for the first quarter of fiscal 1999 were divided among video communication semiconductors (44%), videophone systems (48%) and nonrecurring license and other revenues (8%). In the first quarter of fiscal 1998, total revenues were divided among video communication semiconductors (28%), videophone systems (14%) and nonrecurring license and other revenues (58%).

     Product revenues were $6.5 million in the first quarter of fiscal 1999, an increase of $1.6 million above the $4.9 million reported in the first quarter of fiscal 1998. The increase in product revenues was primarily due to the increase in unit sales of the Company's ViaTV products, which was partially offset by a decrease in average selling prices.

     License and other revenues consist of technology licenses, including royalties earned under such licenses, and nonrecurring engineering fees for services performed by the Company for its customers. License and other revenues were $589,000 in the first quarter of fiscal 1999, a decrease of approximately $6.1 million from the $6.7 million reported in the first quarter of fiscal 1998. In the first quarter of fiscal 1998, license and other revenues included approximately $5.3 million paid by 3Com for a license to substantially all of the Company's technology underlying its VideoCommunicators. There can be no assurance that the Company will receive any revenues from licensing or other such arrangements in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues" and "Factors That May Affect Future Results--Dependence on Key Customers."

    No customer represented ten percent (10%) or more of the Company's total revenues for the quarter ended June 30, 1998. Product sales and license and other revenues derived from 3Com represented approximately 45% of total revenues for the quarter ended June 30, 1997. Dependence on a significant customer entails certain risks.* See "Factors That May Affect Future Results--Potential Fluctuations in Operating Results" and "Factors That May Affect Future Results--Potential Fluctuations in Operating Results--Dependence on Key Customers."

    The Company's sales to Europe represented 20% and 11% of total revenues for the first quarters of fiscal 1999 and 1998, respectively. The Company's sales to the Asia Pacific region represented 22% and 18% of total revenues for the first quarters of fiscal 1999 and 1998, respectively. See "Factors That May Affect Future Results--International Operations."

Cost of Revenues

                                                  Three Months Ended June 30,
                                                  ---------------------------
     (In millions)                                      1998            1997
                                                  ---------------------------
     Cost of product revenues                         $4.4            $2.5
     As a percentage of product revenues                68%             51%

     The cost of product revenues consists of costs associated with VideoCommunicator components, semiconductor wafer fabrication, VideoCommunicator and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $4.4 million and $2.5 million for the first quarters of fiscal 1999 and 1998, respectively. The cost of product revenues in the quarter ended June 30, 1998 included increased costs associated with the increased unit sales of the Company's VideoCommunicator products, which have a substantially different cost structure from the Company's semiconductor products. The cost of product revenues in the quarter ended June 30, 1997 included start-up costs associated with the initial production of the Company's first ViaTV product, the VC100.

     There were no costs associated with license and other revenues in the first quarters of fiscal 1999 and 1998, respectively.

Gross Profit

                                                  Three Months Ended June 30,
                                                  ---------------------------
     (In millions)                                      1998            1997
                                                  ---------------------------
     Gross profit                                      $2.7           $9.1
     As a percentage of total revenues                  38%            78%

     Gross profit was $2.7 million and $9.1 million in the first quarters of fiscal 1999 and 1998, respectively. Gross profit from product revenues was $2.1 million and $2.4 million for the first quarters of fiscal 1999 and 1998, respectively. Gross profit from license and other revenues, all



* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 13 for a discussion of certain factors that could affect future performance.

of which was nonrecurring was $589,000 and $6.7 million in the first quarters of fiscal 1999 and 1998, respectively. There can be no assurance that the Company will receive any revenues from such license and other revenues sources in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues."

     Lower product gross profit in the first quarter of fiscal 1999 was due primarily to decreased average selling prices for both the Company's VideoCommunicator and video communication semiconductor products. Decreases in average selling prices were partially offset by increased unit sales and decreased product costs. While the cost of some components used in the VideoCommunicator products have decreased, the Company will not be able to realize the benefit of these or potential future cost reductions until current inventory levels decrease.*

     Total gross margin was 38% and 78% in the first quarters of fiscal 1999 and 1998, respectively. The decrease in gross margin is due primarily to the decrease in license and other revenues, all of which were nonrecurring. In addition, gross margins were lower due to increased sales of the Company's ViaTV products which have substantially lower gross margins than the Company's semiconductor products.

     The markets for the Company's VideoCommunicator and semiconductor products are characterized by falling average selling prices, which could have a material adverse effect on the Company's future business and operating results if the Company cannot achieve lower cost of sales and/or higher sales volumes.* The Company expects that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for the Company's semiconductor products will likely decrease for the foreseeable future.* Gross profit as a percent of revenue is substantially lower for the sales of VideoCommunicator products than for sales of the Company's semiconductors. If VideoCommunicator product revenue continues to grow as a percentage of total product revenue, the Company expects that gross profit as a percentage of total product revenue will decrease.* See "Factors That May Affect Future Results--Fluctuations in Operating Results."

Operating Expenses--Research and Development

                                                  Three Months Ended June 30,
                                                  ---------------------------
     (In millions)                                      1998            1997
                                                  ---------------------------
     Research and development                          $ 2.6          $ 3.2
     As a percentage of total revenues                   37%            28%

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $2.6 million and $3.2 million for the first quarters of fiscal 1999 and 1998, respectively. Lower research and development expenses during the first quarter of fiscal 1999 were due to decreases in profit sharing, incentive bonuses and nonrecurring VideoCommunicator product design costs, offset by an increase in headcount and in costs associated with materials and tooling used in prototype builds of the Company's VideoCommunicator products.


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 13 for a discussion of certain factors that could affect future performance.

     The Company expects to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Rapid Technological Change; Dependence on New Product Introduction."

Operating Expenses--Selling, General and Administrative

                                                  Three Months Ended June 30,
                                                  ---------------------------
     (In millions)                                      1998            1997
                                                  ---------------------------
     Selling, general and administrative                $4.4           $3.5
     As a percentage of total revenues                   62%            30%


     Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $4.4 million and $3.5 million in the first quarters of fiscal 1999 and 1998, respectively. In the first quarter of fiscal 1999, expenses increased due to costs associated with the marketing, advertising and promotion of the Company's VideoCommunicator product line and additional headcount required to support these activities. These increases were partially offset by decreases in profit sharing and commission expenses. The Company expects that its sales and marketing expenses may increase as the Company launches new VideoCommunicator products and promotes its current VideoCommunicator products.* Therefore, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Potential Fluctuations in Operating Results."

Other Income, Net

     In the first quarters of fiscal 1999 and 1998, other income, net, was $293,000 and $100,000, respectively, and consisted primarily of interest income from the Company's short-term cash investments.

Provision (Benefit) for Income Taxes

     In the first quarter of fiscal 1999, the Company did not record a provision for income taxes due to the net operating loss incurred during the period. In August 1995, the Internal Revenue Service (IRS) asserted a deficiency against the Company for the taxable year 1992. The IRS alleged that as of March 31, 1992, the Company had accumulated earnings beyond the reasonable needs of its business. The Company contested this assessment. On May 15, 1997, the Company received a notice from the IRS indicating that the IRS fully reversed its assertion of deficiency. As a result, the Company reversed approximately $1.0 million of its income tax liability during the first quarter of fiscal 1998.



* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 13 for a discussion of certain factors that could affect future performance.

Year 2000

     Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. The Company is assessing the readiness of its internal computer systems, products, and third-party equipment and software utilized by the Company for handling year 2000 issues. In part to address year 2000 issues with certain of the Company's internal computer systems, the Company is currently implementing an enterprise-wide database and information management system that is year 2000 compliant. Though the Company currently expects to successfully implement this and other internal computer systems and programming changes necessary to address these year 2000 issues, there can be no assurance that such implementations will be done within the projected timeframe or within budget.* See "Factors That May Affect Future Results--Enterprise-Wide Database Implementation." See also the discussion below regarding the estimated cost of the enterprise-wide database implementation project. The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers, subcontractors and customers. The Company's reliance on suppliers, subcontractors and customers, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues by its suppliers, subcontractors and customers could have a material adverse impact on the Company's business and operating results.

Liquidity and Capital Resources

     Prior to the Company's initial public offering, the Company had satisfied its liquidity needs principally from proceeds generated from two issuances of its equity securities and cash generated from operations in fiscal 1994 and prior years. As of June 30, 1998, the company had cash and liquid investments totaling $22.4 million, representing a decrease of $4.3 million from March 31, 1998. The Company currently has no bank borrowing arrangements.

     Net cash used in operations was $4.8 million during the first quarter of fiscal 1999. Net cash provided by operations was $4.4 million during the first quarter of fiscal 1998. Net cash used in operations in the quarter ended June 30, 1998 reflected a net loss of $4.0 million, a $1.5 million increase in inventory, and a $834,000 decrease in accounts payable, offset primarily by increases of $482,000 in deferred revenue, $225,000 in other accrued liabilities, and $205,000 in accrued compensation. The increase in inventory during the quarter ended June 30, 1998 was due to increases in VideoCommunicator inventory held by the Company and inventory balances held by retailers and distributors. Because the Company does not recognize revenue on the shipment of its VideoCommunicator products to retailers or distributors until the products are sold-through by the distributor or retailer, product inventories at retailers and distributors reflected in the Company's inventories are expected to increase if the Company succeeds in further broadening its distribution channels.* In addition, deferred revenue is expected to increase if the Company succeeds in further broadening its distribution channels and introducing additional products into its distribution channels.* Cash provided by operations in the first quarter of fiscal 1998 reflects net income of $3.4 million, noncash items, including a deferred compensation charge of $700,000, and an increase in accrued compensation related primarily to profit sharing and performance based bonuses, offset by an increase in accounts receivable and a decrease to income taxes payable.

     Net cash used in investing activities in the quarters ended June 30, 1998 and 1997, is primarily attributable to capital expenditures of $135,000 and $210,000, respectively.


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 13 for a discussion of certain factors that could affect future performance.

     Net cash provided by financing activities in the quarter ended June 30, 1998 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of the Company's common stock upon the exercise of employee stock options.

     The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures.* Net cash used in operating activities in the first quarter ended June 30, 1998 and in the fiscal year ended March 31, 1998 was approximately $4.8 million and $6.5 million, respectively, due primarily to cash requirements of the Company's VideoCommunicator business. The Company has incurred and will continue to incur, significant costs related to the development of ViaTV products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. In addition, as discussed above the Company had entered into a contract to purchase a new enterprise-wide database and information management system from a major software supplier as of June 30, 1998. The Company currently estimates that expenditures over the next twelve months related to the purchase of the software and incremental hardware requirements, as well as the cost of implementation and training, will be between $1.5 million to $1.7 million. See "Factors That May Affect Future Results--Enterprise-Wide Database Implementation." The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances.* As of June 30, 1998, the Company had approximately $22.4 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements.* In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.*








* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 13 for a discussion of certain factors that could affect future performance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors should be considered in conjunction with the information in this Report on Form 10-Q.


History of Losses; Uncertainty of Future Profitability

     The Company recorded an operating loss of $4.3 million in the first quarter of fiscal 1999. In addition, the Company recorded operating losses in three of the four quarters in fiscal 1998 and recorded an operating loss of $13.6 million in the year ended March 31, 1997. The Company would not have been profitable in fiscal 1998 had it not received nonrecurring license and other revenues. Revenues fluctuated from $28.8 million in fiscal 1996 to $19.1 million in fiscal 1997 to $49.8 million in fiscal 1998. In view of the Company's historical operating losses, there can be no assurance that the Company will be able to sustain profitability on either an annual or quarterly basis.


No Assurance of Future License and Other Revenues

     The Company has in the past received substantial revenues from licensing of its technology. License and other revenues, all of which were nonrecurring, were $589,000 and $6.7 million for the three month periods ended June 31, 1998 and 1997, respectively, and were $14.5 million, $3.9 million and $9.0 million in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. There can be no assurance that the Company will receive revenues from licensing of its technology in the future, which could have a material adverse effect on the Company's business and operating results.


Potential Fluctuations in Future Operating Results

     The Company's historical operating results have fluctuated significantly and will likely continue to fluctuate in the future. On a quarterly and an annual basis there are a number of factors that may affect the operating results of the Company, many of which are outside the Company's control. These include, but are not limited to: changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, regulatory approval cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, the management of inventory and the accuracy of the reporting of sell-through by resellers of the Company's products, the level of international sales, continued compliance with industry standards and general economic conditions.

     The Company's gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for the Company's products are characterized by falling average selling prices. The Company expects that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for the Company's semiconductor products will likely decrease for the foreseeable future. In addition, the gross margins for the Company's VideoComunicators are, and will continue to be, substantially lower than the gross margins for its semiconductors. Thus, the growth of the Company's VideoCommunicator business has reduced overall product gross profit as a percentage of revenue. Continued growth of the Company's VideoCommunicator business relative to its semiconductor business will result in a further reduction in product gross profit as a percentage of revenue.

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

     Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business, including sales of its VideoCommunicator products, may be derived from orders placed by a limited number of large customers, including OEM customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. For example, 3Com, which purchased approximately 34% of videophone systems sold by the Company in the year ended March 31, 1998, has not ordered additional products from the Company since delivery of its purchases in the quarter ended December 31, 1998. The Company has received no indication that 3Com will place additional orders. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in the Company's revenues may be magnified by the Company's inability to adjust spending to compensate for such shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products, which would also have a material adverse effect on the Company's business and operating results.

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


Dependence on Key Customers

     Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Revenues from the Company's ten largest customers in the first quarter ended June 30, 1998 accounted for approximately 49% of total revenues. In the years ended March 31, 1998, 1997 and 1996 revenues from the Company's ten largest customers accounted for approximately 49%, 61%, 61% and 65%, respectively, of total revenues. No customer represented ten percent (10%) or more of the Company's total revenues for the quarter ended June 30, 1998. However, during each of the last three fiscal years the Company had one customer that accounted for ten percent or more of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998; ASCII, the Company's former distributor in Japan, accounted for 13% of total revenues during the year ended March 31, 1997; and ESS Technology accounted for 24% of total revenues during the year ended March 31, 1996. Substantially all the Company's product sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Further, all of the Company's license and other revenues are nonrecurring.


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

     The competitive factors in the market for the Company's VideoCommunicators include audio and video quality, phone line connectivity at high transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to-market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. The Company expects intense competition for its VideoCommunicators from:

     o Large consumer electronics manufacturers. The Company will face intense competition from many well known, established suppliers of consumer electronics products, which may include Lucent Technologies, Matsushita, Philips, Samsung and Sony. The Company does face competition from 3Com. Many of these potential competitors sell television and telephone products into which they may integrate video communication systems, thereby eliminating a consumer's need to purchase a separate video communication system, such as the Company's ViaTV product.

     o Personal computer system and software manufacturers. Potential customers for the Company's VideoCommunicators may elect instead to buy PCs equipped with video communication capabilities, which are currently available. As a result, the Company faces or may face competition from Intel; PC system manufacturers such as Apple, Compaq, Dell, IBM and Sony; PC software suppliers such as Microsoft and Netscape; and PC add-on component suppliers.

     o Existing manufacturers of corporate video communication equipment. Manufacturers of more expensive corporate video communication systems have continually reduced the cost of their products and may enter the market for lower cost consumer video communication products. Potential competitors include PictureTel, Polycom, Sony, Tandberg, VCON and Vtel.

     o Emerging suppliers of internet appliances. Potential customers for the Company's VideoCommunicators may elect instead to buy standalone internet access terminals which may provide some or all of the functionality of the Company's products. Consumer products for television-based internet access have been announced or introduced by companies such as Microsoft, Philips and Sony.

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

     The principal competitive factors in the market for video communication semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. The Company has a number of competitors in this market including Analog Devices, Chromatic Research, Lucent Technologies, Motorola, Philips, Texas Instruments and Winbond Electronics. Potential competitors include ESS Technology and Rockwell Semiconductor Systems. Certain of the Company's competitors for video communication semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. In addition, the presence of the Company in the video communication systems business may result in certain customers or potential customers perceiving the Company as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

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


Dependence on Proprietary Technology; Reliance on Third Party Licenses

     The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. The Company also relies in part on patent law to protect its intellectual property in the United States and abroad. The Company currently holds five United States patents, including patents relating to video compression and memory architecture technology, and has a number of United States and foreign patent applications pending. There can be no assurance that any such patent applications will result in an issued patent. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad (where effective intellectual property protection be may unavailable or limited) will be adequate or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. The Company has in the past licensed and in the future expects to continuing licensing its technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect the Company's technology from misappropriation. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results.

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


Dependence on Third Party Manufacturers and Component Suppliers

     The Company outsources the manufacture of its VideoCommunicators and semiconductors to subcontract manufacturers and independent foundries. The Company's VideoCommunicator subcontract manufacturers include EFA Corporation in Taiwan, Flash Electronics in Fremont, California and Vtech Communications in Hong Kong, while its semiconductor manufacturers include Taiwan Semiconductor Manufacturing Corporation and United Micro Electronics Corporation in Taiwan. The Company also relies on Amkor Electronics in South Korea for packaging and testing of its semiconductors. The Company does not have long term purchase agreements with its subcontract manufacturers or its component suppliers. There can be no assurance that the Company's contract manufacturers will be able or willing to reliably manufacture the Company's products, or that the Company's component suppliers will be able or willing to reliably supply components for the Company's products, in volumes, on a cost effective basis or in a timely manner. The Company may experience difficulties due to its reliance on independent subcontract manufacturers, semiconductor foundries and component suppliers that could have a material adverse effect on the Company's business and operating results.

     In addition, from time to time the Company may issue non-cancelable purchase orders to its third-party manufacturers for raw materials used in its VideoCommunicator products to ensure availability for long lead-time items or to take advantage of favorable pricing terms. If the Company should experience decreased demand for its VideoCommunicator products, the Company would still be required to take delivery of and make payment for such raw materials. In the event of a significant decrease in VideoCommunicator product demand, such purchase commitments could have a material adverse effect on the Company's business and operating results. The Company's reliance on foreign subcontract manufacturers involves a number of risks. See "Factors That May Affect Future Results--International Operations."


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


International Operations

     Sales to customers outside of the United States represented 42% of total revenues in the quarter ended June 30, 1998. Sales to customers outside of the United States represented 47% and 54% of total revenues in the fiscal years ended March 31, 1998 and 1997, respectively. Specifically, sales to customers in the Asia Pacific region represented 22%, 25%, and 33% of the Company's total revenues in the first quarter ended June 30, 1998 and in the fiscal years ended March 31, 1998 and 1997, respectively, while sales to customers in Europe represented 20%, 22%, and 21% of the Company's total revenues for the same periods, respectively.

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


Product Concentration; Dependence on Video Communication Industry

     Sales of video communication products accounted for approximately 100%, 100%, and 86% of total product revenues in the quarter ended June 30, 1998 and in the fiscal years ended March 31, 1998 and 1997, respectively. Any general decline in the market for video communication products could have a material adverse effect on the Company's business and operating results.


Enterprise-Wide Database Implementation

     The Company is currently engaged in a major project to upgrade its enterprise-wide database and information management systems, based principally on software from a major software supplier. In recent years, some fabless semiconductor and system-level product companies undertaking major systems transitions have experienced significant disruption as a result of unexpected delays in the implementation of these projects. There can be no assurance that the Company's project will be completed within the projected timeframe or within budget.


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


Need for Additional Capital

     The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures. Net cash used in operating activities in the first quarter ended June 30, 1998 and in the fiscal year ended March 31, 1998 was approximately $4.8 million and $6.5 million, respectively, due primarily to cash requirements of the Company's VideoCommunicator business. The Company has incurred and will continue to incur, significant costs related on the development of ViaTV products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of June 30, 1998, the Company had approximately $22.4 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's 1998 Annual Meeting of Stockholders was held on June 15, 1998 at the Company's principal executive offices in Santa Clara, California. At the meeting, 11,325,578 shares were present in person or by proxy.

(a) Election of Directors. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:


Name of Nominee                     Votes Cast For               Votes Withheld
-------------------------------------------------------------------------------
Dr. Paul Voois                      11,295,692                       29,886
Keith R. Barraclough                11,295,692                       29,886
Dr. Bernd Girod                     11,294,792                       30,786
Akifumi Goto                        11,294,792                       30,786
Ret. Maj. Gen. Guy L. Hecker        11,292,492                       33,086
Bryan R. Martin                     11,295,692                       29,886
Chris McNiffe                       11,264,069                       61,509
William Tai                         11,247,892                       77,686
Dr. Samual Wang                     11,294,492                       31,086


(b) Ratification of Independent Auditors. The ratification and appointment of Price Waterhouse LLP as independent public accountants of the Company for fiscal 1999 was approved by the stockholders with 11,291,159 voting in favor, 18,769 voting against and 15,650 abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index.

(b) No reports on Form 8-K were filed during the three month period ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: July 22, 1998.

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          EXHIBIT TITLE
27.1+           Financial Data Schedule.


     All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.