Form 10-Q
period 1998-09-30
8X8 INC
filed 1998-10-21
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

The number of shares of the Registrant's Common Stock outstanding as of October 16, 1998 was 15,281,651.


The exhibit index begins on page 25.

                                    8X8, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                       Page
                                                                                     ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at
   September 30, 1998 and March 31, 1998..............................................1

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1998 and 1997...........................................2

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 1998 and 1997...................................................3

Notes to Unaudited Condensed Consolidated Financial Statements........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...........................................................6


PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................24

Signatures...........................................................................24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)


                                                    September 30,      March 31,
                                                        1998             1998
                                                    -------------      ---------
ASSETS

Current assets:
  Cash, cash equivalents and
   short-term investments ....................        $ 18,366         $ 26,737
  Accounts receivable, net ...................           3,874            4,527
  Inventory ..................................          13,311           12,758
  Prepaid expenses and other assets ..........           1,374              876
                                                      --------         --------
    Total current assets .....................          36,925           44,898
Property and equipment, net ..................           1,857            1,370
Deposits and other assets ....................             111              161
                                                      --------         --------
                                                      $ 38,893         $ 46,429
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................        $  2,001         $  2,625
  Accrued compensation .......................           1,516            1,445
  Accrued warranty ...........................           1,324            1,461
  Deferred revenue ...........................           2,176            2,447
  Other accrued liabilities ..................           1,911            1,923
                                                      --------         --------
    Total current liabilities ................           8,928            9,901
                                                      --------         --------

Minority interest ............................              --               85
                                                      --------         --------
Stockholders' equity:
  Common stock ...............................              15               15
  Additional paid-in capital .................          48,034           47,785
  Notes receivable from stockholders .........            (290)            (893)
  Deferred compensation ......................            (391)            (744)
  Unrealized loss on investments .............            (107)             (45)
  Accumulated deficit ........................         (17,296)          (9,675)
                                                      --------         --------
    Total stockholders' equity ...............          29,965           36,443
                                                      --------         --------
                                                      $ 38,893         $ 46,429
                                                      ========         ========


   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                            Three months ended          Six months ended
                                                                September 30,             September 30,
                                                           ---------------------     ---------------------
                                                             1998         1997         1998         1997
                                                           --------     --------     --------     --------
Product revenues ......................................    $  8,375     $  8,103     $ 14,886     $ 13,056
License and other revenues ............................         628        2,791        1,217        9,453
                                                           --------     --------     --------     --------
Total revenues ........................................       9,003       10,894       16,103       22,509
Cost of product revenues ..............................       5,863        3,987       10,253        6,531
Cost of license and other revenues ....................          50          550           50          550
                                                           --------     --------     --------     --------
Gross profit ..........................................       3,090        6,357        5,800       15,428
                                                           --------     --------     --------     --------
Operating expenses:
  Research and development ............................       2,753        2,982        5,365        6,195
  Selling, general and administrative .................       4,290        3,760        8,652        7,300
                                                           --------     --------     --------     --------
          Total operating expenses ....................       7,043        6,742       14,017       13,495
                                                           --------     --------     --------     --------
Income (loss) from operations .........................      (3,953)        (385)      (8,217)       1,933
Other income, net .....................................         303          480          596          580
                                                           --------     --------     --------     --------
Income(loss)before(benefit)provision
 for income taxes .....................................      (3,650)          95     $ (7,621)       2,513
(Benefit) provision for income taxes ..................          --           --           --       (1,000)
                                                           --------     --------     --------     --------
Net income (loss) .....................................    $ (3,650)    $     95     $ (7,621)    $  3,513
                                                           ========     ========     ========     ========
Net income (loss) per share:
  Basic ...............................................    $  (0.24)    $   0.01     $  (0.51)    $   0.36
  Diluted .............................................    $  (0.24)    $   0.01     $  (0.51)    $   0.25
                                                           ========     ========     ========     ========

Shares used in per share calculations:
  Basic ...............................................      14,939       13,682       14,866        9,738
  Diluted .............................................      14,939       16,090       14,866       13,839
                                                           ========     ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                          Six months ended
                                                            September 30,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
Cash flows from operating activities:
  Net income (loss) ..........................        $ (7,621)        $  3,513
  Charges to net income (loss) not
   affecting cash ............................             637            1,583
  Net effect of changes
   in current and other assets
   and current liabilities ...................          (1,321)          (1,646)
                                                      --------         --------
     Net cash (used in) provided by
      operating activities ...................          (8,305)           3,450
                                                      --------         --------

Cash flows from investing activities:
  Purchase of property and equipment .........            (934)            (518)
  Short-term investments-trading
   activity, net .............................              60                2
                                                      --------         --------
     Net cash used in investing
      activities .............................            (874)            (516)
                                                      --------         --------
Cash flows from financing activities:
  Proceeds from issuance of
   common stock, net .........................             478           24,757
  Repayment of notes receivable from
   stockholders ..............................             475               --
  Purchases of common stock from
   minority shareholders in subsidiary .......             (85)              --
                                                      --------         --------
     Net cash provided by financing
      activities .............................             868           24,757
                                                      --------         --------
Net (decrease) increase in cash and
 cash equivalents ............................          (8,331)          27,691
Cash and cash equivalents at the
 beginning of the period .....................          26,677            8,722
                                                      --------         --------
Cash and cash equivalents at the
 end of the period ...........................        $ 18,366         $ 36,413
                                                      ========         ========


   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS

    The Company designs, manufactures, and markets videophones for use by the consumer and business market. The Company also designs, develops and markets highly integrated proprietary video communication semiconductors and associated software for videophones and video communication.

2.  BASIS OF PRESENTATION

    The Company's fiscal year ends on the last Thursday on or before March 31. The three and six month periods ended September 24, 1998 and September 25, 1997 included 13 weeks and 26 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, the Company has indicated its fiscal year as ending on March 31 and its interim periods as ending on September 30.

    The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company's annual financial statements for the year ended March 31, 1998. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K.

    The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3.  BALANCE SHEET DETAIL

    (in thousands)                             September 30,         March 31,
                                                    1998               1998
                                               -------------         ---------
    Inventories:
       Raw materials                              $ 3,232            $ 3,864
       Work-in-process                              5,826              5,337
       Finished goods                               4,253              3,557
                                                  -------            -------
                                                  $13,311            $12,758
                                                  =======            =======

4.  NET INCOME (LOSS) PER SHARE

    All prior years' data in this report have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 (FAS 128). FAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share calculations. There were no adjustments to the numerators for any period presented.

    The reconciliation of the denominators is as follows (in thousands):

                                            Three months ended       Six months ended
                                               September 30,           September 30,
                                            ------------------      ------------------
                                             1998        1997        1998        1997
                                            ------      ------      ------      ------
    Basic shares                            14,939      13,682      14,866       9,738
    Effect of dilutive securities:
      Preferred stock                           --         166          --       1,946
      Common stock options                      --       1,561          --       1,356
      Unvested restricted common stock          --         681          --         799
                                            ------      ------      ------      ------
    Diluted shares                          14,939      16,090      14,866      13,839
                                            ======      ======      ======      ======

    Approximately 3.1 million common stock options and 231,000 unvested restricted common shares were outstanding at September 30, 1998, but were not included in the computation of diluted net income (loss) per share because their impact was anti-dilutive in view of losses incurred by the Company. Approximately 138,000 common stock options at a weighted average price of $11.25 were outstanding at September 30, 1997, but were not included in the computation of diluted net income (loss) per share because their impact was anti-dilutive.


5.   RELATED PARTY TRANSACTION


    During the quarter ended September 30, 1998, the Company repurchased all outstanding shares of common stock held by minority shareholders in the Company's subsidiary, VidUs, Inc. (VidUs), for approximately $85,000 in conjunction with its merger with the Company in August 1998. All former minority shareholders of VidUs are employees of the Company.


6.   RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The primary difference between net income (loss) and comprehensive income (loss), for the Company, is gains and losses on short-term investments classified as available-for-sale. Comprehensive income
(loss) for the current reporting and comparable period in the prior year is as follows (in thousands):

                                       Three Months Ended          Six Months Ended
                                          September 30,              September 30,
                                     ---------------------      ---------------------
                                       1998          1997         1998          1997
                                     -------       -------      -------       -------
    Comprehensive income (loss)      $(3,728)      $    95      $(7,683)      $ 3,513
                                     =======       =======      =======       =======

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 (SOP 97-2) which provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 (SOP 98-4) "Deferral of the Effective

Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the quarter or six months ended September 30, 1998.

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 revises information regarding the reporting of certain operating segments for periods beginning after December 15, 1997. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt FAS 131 in its fiscal 1999 annual report. The Company has not yet determined the impact, if any, of adopting this new standard.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective for fiscal years commencing after June 15, 1999. The Company will comply with the requirements of FAS 133 in fiscal year 2001 and does not expect the adoption of FAS 133 will be material to the Company's consolidated results of operations.

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

    This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Item I of this Report on Form 10Q and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Result of Operations for the fiscal year ended March 31, 1998 contained in the Company's Annual Report on Form 10-K.

Overview

    Since June 1995, the Company has been executing a business strategy designed to focus the

Company's efforts towards video communication. In each of the quarters ended September 30, 1998 and 1997, sales of the Company's video communication products accounted for 100% of product revenues. In the fiscal years ended March 31, 1998 and 1997, sales of the Company's video communication products accounted for 100% and 86% of product revenues, respectively.

    To address new opportunities, the Company has leveraged its strengths in semiconductor design and related software to develop and market low-cost video communication systems (hereinafter referred to as its "VideoCommunicators"). The Company began shipping the first product in its planned family of VideoCommunicator products, ViaTV videophone model VC100, in February 1997. Subsequently, the Company introduced the VC105, an upgraded VC100, and added three new models, the VC50, VC55 and VC150, to the ViaTV product line. The Company also introduced versions of its ViaTV videophones designed for European and Asian markets. In addition, the Company introduced a VideoCommunicator product targeted specifically towards the surveillance market segment. In August 1998, the Company began shipping the RSM-1500 remote surveillance module, and subsequently ceased shipment of the VC50 model.

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

RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the Company's Condensed Consolidated Statements of Operations and the notes thereto:

Revenues
                                Three months ended                       Six months ended
                                   September 30,                           September 30,
                       ----------------------------------       -----------------------------------
                            1998                 1997                 1998                1997
                       -------------       --------------       --------------       --------------
                                                      (In millions)
Product revenues       $  8.4     93%      $   8.1     74%      $  14.9     93%      $  13.1     58%
License and other
  revenues                0.6      7%          2.8     26%          1.2      7%          9.4     42%
                       ------    ---       -------    ---       -------    ---       -------    ---
Total revenues         $  9.0    100%      $  10.9    100%      $  16.1    100%      $  22.5    100%
                       ======    ===       =======    ===       =======    ===       =======    ===

    Total revenues were $9.0 million and $10.9 million for the second quarters of fiscal 1999 and 1998, respectively. Total revenues for the second quarter of fiscal 1999 were divided among video communication semiconductors (39%), videophone systems (54%) and nonrecurring license and other revenues (7%). In the second quarter of fiscal 1998, total revenues were divided among video communication semiconductors (45%), videophone systems (29%) and nonrecurring license and other revenues (26%).

    Product revenues were $8.4 million in the second quarter of fiscal 1999, an increase of $300,000 from the $8.1 million reported in the second quarter of fiscal 1998. The increase in product revenues was primarily due to the increase in unit sales of the Company's VideoCommunicator products, which was partially offset by a decrease in average selling prices.

    License and other revenues consist of technology licenses, including royalties earned under such licenses, and nonrecurring engineering fees for services performed by the Company for its customers. License and other revenues were approximately $600,000 in the second quarter of fiscal 1999, a decrease of approximately $2.2 million from the $2.8 million reported in the second quarter of fiscal 1998. There can be no assurance that the Company will receive any revenues from licensing or other such arrangements in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues" and "Factors That May Affect Future Results--Dependence on Key Customers."

    Total revenues were $16.1 million and $22.5 million in the first six months of fiscal 1999 and 1998, respectively. Total revenues for the first six months of fiscal 1999 were divided among video communication semiconductors (41%), videophone systems (51%) and nonrecurring license and other revenues (8%). In the first six months of fiscal 1998, total revenues were divided among video communication semiconductors (37%), videophone systems (22%) and nonrecurring license and other revenues (41%).

    Product revenues were $14.9 million in the first six months of fiscal 1999, an increase of $1.8 million above the $13.1 million reported in the first six months of fiscal 1998, and represented 93% and 58% of total revenues, respectively. In the first six months of fiscal 1999 and 1998 license and other revenues, all of which were nonrecurring, were $1.2 million and $9.4 million, respectively. In the first six months of fiscal 1998, license and other revenues included approximately $5.3 million paid by 3Com for a license to substantially all of the Company's technology underlying its VideoCommunicators. There can be no assurance that the Company will receive any revenues from such arrangements in the future.* See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

    Revenues derived from VideoCommunicator products sold-through by one distribution customer represented approximately 11% of the Company's total revenues for the quarter ended September 30, 1998. Revenues derived from two separate customers represented approximately 15% and 10% of total revenues for the quarter ended September 30, 1997. No customer represented ten percent (10%) or more of the Company's total revenues for the six months ended September 30, 1998. Revenues derived from one customer represented approximately 28% of total revenues for the six months ended September 30, 1997. Dependence on a significant customer entails certain risks.* See "Factors That May Affect Future Results--Potential Fluctuations in Operating Results" and "Factors That May Affect Future Results--Dependence on Key Customers."

    Revenues derived from customers outside of the United States as a percentage of total revenues were as follows:

                                   Three months ended       Six months ended
                                      September 30,           September 30,
                                    ----------------        ----------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
    Asia Pacific                     31%         40%         27%         28%
    Europe                           18%         11%         19%         11%
                                     --          --          --          --
       Total                         49%         51%         46%         39%
                                     ==          ==          ==          ==

    See "Factors That May Affect Future Results--International Operations."


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

Cost of Revenues

                                            Three months ended     Six months ended
                                               September 30,         September 30,
                                             -----------------     ----------------
                                              1998        1997      1998       1997
                                             -----       -----     -----      -----
                                                          (In millions)
    Cost of product revenues                 $ 5.9       $ 4.0     $10.3      $ 6.5
      As a percentage of product revenues      70%         49%       69%        50%
    Cost of license and other revenues         --        $ 0.5       --       $ 0.5
      As a percentage of license
        and other revenues                      0%         18%        0%         5%

    The cost of product revenues consists of costs associated with VideoCommunicator components, semiconductor wafer fabrication, VideoCommunicator and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $5.9 million and $4.0 million for the second quarters of fiscal 1999 and 1998, respectively. The cost of product revenues in the quarter ended September 30, 1998 included increased costs associated with the increased unit sales of the Company's VideoCommunicator products, which have a substantially different cost structure from the Company's semiconductor products.

    Cost of license and other revenues in the second quarter of fiscal 1999 and 1998 were approximately $50,000 and $500,000, respectively, and consisted primarily of personnel and other costs incurred to perform certain development work under terms of nonrecurring engineering contracts. This development work was performed by research and development personnel of the Company.

    Cost of product revenues were $10.3 million and $6.5 million in the first six months of fiscal 1999 and 1998, respectively. The cost structure of the Company's ViaTV product line, the Company's first line of VideoCommunicator products, is substantially different from the Company's video communication semiconductor products.

Gross Profit

                               Three months ended      Six months ended
                                  September 30,          September 30,
                               -----------------       -----------------
                                1998        1997        1998       1997
                               -----       -----       -----      ------
                                             (In millions)
    Gross profit               $ 3.1       $ 6.4       $ 5.8      $ 15.4
      As a percentage
       of total revenues         34%         59%         36%         68%

    Gross profit was $3.1 million and $6.4 million in the second quarters of fiscal 1999 and 1998, respectively. Gross profit from product revenues was $3.1 million and $4.1 million for the second quarters of fiscal 1999 and 1998, respectively. Gross profit from license and other revenues, all of which was nonrecurring, was approximately $600,000 and $2.3 million in the second quarters of fiscal 1999 and 1998, respectively. There can be no assurance that the Company will receive any revenues from such license and other revenues sources in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues."


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

    Gross profit was $5.8 million and $15.4 million in the first six months of fiscal of 1999 and 1998, respectively. License and other revenues, net of associated costs, contributed $1.2 million and $8.8 million to gross profit in the first six months of fiscal 1999 and 1998, respectively.

    Lower product gross profit in the second quarter of fiscal 1999 was due primarily to decreased average selling prices for both the Company's VideoCommunicator and video communication semiconductor products. Decreases in average selling prices were partially offset by increased unit sales and decreased product costs. While the cost of some components used in the VideoCommunicator products have decreased, the Company will not be able to realize the benefit of these or potential future cost reductions, if at all, until current inventory levels decrease.*

    Total gross margin was 34% and 59% in the second quarters of fiscal 1999 and 1998, respectively. The decrease in gross margin is due primarily to the decrease in license and other revenues, all of which were nonrecurring. In addition, gross margins were lower due to increased sales of the Company's VideoCommunicator products which have substantially lower gross margins than the Company's semiconductor products.

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

Operating Expenses--Research and Development

                               Three months ended      Six months ended
                                  September 30,          September 30,
                               -----------------       -----------------
                                1998        1997        1998       1997
                               -----       -----       -----      ------
                                             (In millions)
    Research and development   $ 2.8       $ 3.0       $ 5.4      $ 6.2
      As a percentage
      of total revenues          31%         28%         34%        28%

    Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. During the three and six month periods ended September 30, 1998 and 1997, respectively, research and development expenses were attributable to the Company's next generation development of its video communication semiconductors and continued development of its VideoCommunicators.


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

   Lower research and development expenses during the second quarter and six months ended September 30, 1998 were due to decreases in profit sharing and incentive bonuses, non-recurring VideoCommunicator design costs, and costs associated with materials and tooling used in prototype builds of the Company's VideoCommunicator products. These decreases were offset by an increase in headcount and the use of research and development personnel during the quarter ended September 30, 1997 to perform non-recurring engineering services under a revenue generating contract. The costs associated with this contract were included in the cost of license and other revenues. Higher research and development costs as a percentage of total revenues for both the three and six month periods ended September 30, 1998 were due to lower revenues as compared to the comparable periods in the prior fiscal year.

    The Company expects to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Rapid Technological Change; Dependence on New Product Introduction."

Operating Expenses--Selling, General and Administrative

                                             Three months ended      Six months ended
                                                September 30,          September 30,
                                              ----------------       ----------------
                                              1998        1997       1998        1997
                                              ----       -----       ----       -----
                                                           (In millions)
    Selling, general and administrative       $4.3       $ 3.8       $8.6       $ 7.3
      As a percentage
      of total revenues                        48%         35%        53%         32%

    Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $4.3 million and $3.8 million in the second quarters of fiscal 1999 and 1998, respectively. In the second quarter of fiscal 1999, expenses increased due to costs associated with the marketing, advertising and promotion of the Company's VideoCommunicator product line and additional headcount required to support these activities. These increases were partially offset by decreases in profit sharing and commission expenses. The Company expects that its sales and marketing expenses may increase as the Company launches new VideoCommunicator products and promotes its current VideoCommunicator products.* Therefore, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Potential Fluctuations in Operating Results."

    Selling, general and administrative expenses were $8.6 million and $7.3 million in the first six months of fiscal 1999 and 1998, respectively. While total expenses increased as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

grants and charged to selling, general and administrative decreased to $85,000 in the first six months of fiscal 1999 from $737,000 in the first six months of fiscal 1998.

Other Income, Net

    Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net was approximately $303,000 for the three month period ended September 30, 1998 compared to $480,000 for the three month period ended September 30, 1997. Other income, net was $596,000 for the six month period ended September 30, 1998 compared to $580,000 for the comparable period in the prior fiscal year. The decrease in interest income in the second quarter of fiscal 1999 is due primarily to lower average cash equivalents and short-term investment balances as compared to the second quarter of fiscal 1998.

(Benefit) Provision for Income Taxes

    There was no tax provision for the three and six month periods ended September 30, 1998 due to net losses incurred. The tax benefit in the six month period ended September 30, 1997 resulted from the reversal of approximately $1.0 million of the Company's income tax liability in the first quarter of fiscal 1998 upon notice from the Internal Revenue Service that it had reversed a previously asserted deficiency related to the taxable year 1992.

Year 2000

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." The Company is assessing the readiness of its products, internal computer systems, and third-party equipment and software utilized by the Company for handling Year 2000 issues. Based upon the Company's assessments, all of the Company's products are Year 2000 compliant. With regard to the Company's internal computer systems, the Company is currently implementing an enterprise-wide database and information management system, principally to improve operating efficiencies, that will also address Year 2000 compliance issues. Though the Company currently expects to successfully implement this and other internal computer systems and programming changes necessary to address Year 2000 issues, there can be no assurance that such implementations will be done within the projected timeframe or within budget.* See "Factors That May Affect Future Results--Enterprise-Wide Database Implementation." See also the discussion below regarding the estimated cost of the enterprise-wide database implementation project. The Company is also assessing the possible effects on the Company's operations of the Year 2000 readiness of key suppliers, subcontractors and customers. The Company's reliance on suppliers, subcontractors and customers, and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues by its suppliers, subcontractors and customers could have a material adverse impact on the Company's business and operating results.

Liquidity and Capital Resources

    Prior to the Company's initial public offering, the Company had satisfied its liquidity needs principally from proceeds generated from two issuances of its equity securities and cash


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

generated from operations in fiscal 1994 and prior years. As of September 30, 1998, the Company had cash and liquid investments totaling $18.4 million, representing a decrease of $8.3 million from March 31, 1998. The Company currently has no bank borrowing arrangements.

    Net cash used in operations was $8.3 million during the first six months of fiscal 1999. Net cash provided by operations was $3.5 million during the first six months of fiscal 1998. Net cash used in operations in the six month period ended September 30, 1998 reflected a net loss of $7.6 million, increases of $553,000 in inventory and $498,000 in prepaid expenses and other assets, and a $624,000 decrease in accounts payable, offset primarily by a decrease of $653,000 in accounts receivable, and noncash items. The increase in inventory during the six months ended September 30, 1998 was due to increases in VideoCommunicator product inventory held by the Company and inventory balances held by retailers and distributors. Because the Company does not recognize revenue on the shipment of its VideoCommunicator products to retailers or distributors until the products are sold-through by the retailer or distributor, product inventories at retailers and distributors reflected in the Company's inventories are expected to increase if the Company succeeds in further broadening its distribution channels.*

    Cash provided by operations in the six month period ended September 30, 1997 reflects net income of $3.5 million, increases of $2.9 million in deferred revenue, $1.8 million in accounts payable, and noncash items, including a deferred compensation charge of $1.1 million. Cash used in operations during this period included a $4.0 million increase in accounts receivable and a $1.5 million increase in inventory.

    Net cash used in investing activities in the six months ended September 30, 1998 and 1997, is primarily attributable to capital expenditures of $934,000 and $518,000, respectively.

    Net cash provided by financing activities in the six months ended September 30, 1998 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and sales of the Company's common stock upon the exercise of employee stock options, offset by the repurchase of common stock from minority shareholders in the Company's VidUs subsidiary in conjunction with its merger with the Company in August 1998. Cash flows from financing activities in the six months ended September 30, 1997 consisted primarily of $24.7 million in net proceeds from sale of the Company's common stock in its initial public offering.

    The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances.* The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures.* Net cash used in operating activities during the six months ended September 30, 1998 and in the fiscal year ended March 31, 1998 was approximately $8.3 million and $6.5 million, respectively, due primarily to cash requirements of the Company's VideoCommunicator product business. The Company has incurred, and will continue to incur, significant costs related to the development of VideoCommunicator products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. In addition, as discussed above, the Company has entered into a contract to purchase a


* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

new enterprise-wide database and information management system from a major software supplier. The Company currently estimates that total expenditures related to the purchase of the software and incremental hardware requirements, as well as the cost of implementation and training, will be between $1.5 million and $1.7 million, of which approximately $900,000 has been incurred as of September 30, 1998. See "Factors That May Affect Future Results--Enterprise-Wide Database Implementation. As of September 30, 1998, the Company had approximately $18.4 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements.* In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.*






























* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors should be considered in conjunction with the information in this Report on Form 10-Q.

History of Losses; Uncertainty of Future Profitability

    The Company recorded an operating loss of $7.6 million in the first six months of fiscal 1999. In addition, the Company recorded operating losses in three of the four quarters in fiscal 1998 and recorded an operating loss of $13.6 million in the year ended March 31, 1997. The Company would not have been profitable in fiscal 1998 had it not received nonrecurring license and other revenues. Revenues fluctuated from $28.8 million in fiscal 1996 to $19.1 million in fiscal 1997 to $49.8 million in fiscal 1998. In view of the Company's historical operating losses, there can be no assurance that the Company will be able to achieve profitability on either an annual or quarterly basis.

No Assurance of Future License and Other Revenues

    The Company has in the past received substantial revenues from the licensing of its technology. License and other revenues, all of which were nonrecurring, were $1.2 million and $9.5 million for the six month periods ended September 30, 1998 and 1997, respectively, and were $14.5 million and $3.9 million in the fiscal years ended March 31, 1998 and 1997, respectively. There can be no assurance that the Company will receive substantial revenues from licensing of its technology in the future, which could have a material adverse effect on the Company's business and operating results.

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

    If the Company cannot adequately compensate for falling average selling prices with lower costs of sales, its gross margins will continue to be reduced and could result in a material adverse effect on the Company's business and operating results. In the event that the Company encounters significant price competition in the markets for its products, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

    Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business, including sales of its VideoCommunicator products, may be derived from orders placed by a limited number of large customers, including OEM customers and distributors, the timing of such orders can also cause significant fluctuations in the Company's operating results. For example, 3Com, which purchased approximately 34% of videophone systems sold by the Company in the year ended March 31, 1998, has not ordered additional products from the Company since delivery of its purchases in the quarter ended December 31, 1997. The Company recognizes revenue when distributors sell product to their customers. The Company may not be able to anticipate the rate at which distributors will receive additional orders from their end customers. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in the Company's revenues may be magnified by the Company's inability to adjust spending to compensate for such shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products, which would also have a material adverse effect on the Company's business and operating results.

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

Dependence on Key Customers

    Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Revenues from the Company's ten largest customers in the second quarter and six months ended September 30, 1998 accounted for approximately 51% and 45% of total revenues, respectively. For both of the fiscal years ended March 31, 1998 and 1997, revenues from the Company's ten largest customers accounted for approximately 61% of total revenues. Revenues derived from one customer represented approximately 11% of the Company's total revenues for the quarter ended September 30, 1998. No customer represented ten percent (10%) or more of the Company's total revenues for the six months ended September 30, 1998. During each of the last two fiscal years the Company had one customer that accounted for ten percent or more of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998; ASCII, the Company's former distributor in Japan, accounted for 13% of total revenues during the year ended March 31, 1997. Substantially all the Company's product sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Further, all of the Company's license and other revenues are nonrecurring. The loss of, or any reduction in orders from, significant customers could have a material adverse effect on the Company's business and operating results.

International Operations

    Sales to customers outside of the United States represented 49% and 46% of the Company's total revenues for the second quarter and the six months ended September 30, 1998. Sales to customers outside of the United States represented 47% and 54% of total revenues in the fiscal years ended March 31, 1998 and 1997, respectively. Specifically, sales to customers in the Asia Pacific region represented 31% and 27% of the Company's total revenues in the second quarter and the six months ended September 30, 1998. Sales to customers in Europe represented 18% and 19% of the Company's total revenues in the second quarter and the six months ended September 30, 1998. Sales to customers in the Asia Pacific region represented 25% and 33% and in the fiscal years ended March 31, 1998 and 1997, respectively, while sales to customers in Europe represented 22% and 21% of the Company's total revenues for the same periods, respectively.

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

    o Personal computer system and software manufacturers. Potential customers for the Company's VideoCommunicators may elect instead to buy PCs equipped with video communication capabilities, which are currently available. As a result, the Company faces or may face competition from Intel; PC system manufacturers such as Apple, Compaq, Dell, IBM and Sony; PC software suppliers such as Microsoft and Netscape; and PC add-on component suppliers such as 3Com.

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

    C-Phone, Leadtek and Truedox are among the companies selling low cost videophones. Many other companies have announced the development of low cost videophones. The Company expects that additional companies will introduce products that compete with the VideoCommunicators in the future. Certain manufacturers or potential manufacturers of low cost videophones have licensed or purchased, or may license or purchase, the Company's technology and semiconductors in order to do so. KME and 3Com in particular have licensed substantially all of the technology underlying the VideoCommunicators, and may use such technology to introduce products that compete with the VideoCommunicators. Each of Leadtek and Truedox license the Company's technology and purchase the Company's video communication semiconductors. The Company aggressively licenses its semiconductor, software and systems technology and sells its semiconductor and system products to third parties. Thus, it is likely that additional OEM customers of the Company will become competitors with respect to the Company's VideoCommunicator business. Other competitors may purchase video communication semiconductor and related technology from other suppliers.

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

Need for Additional Capital

    The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures. Net cash used in operating activities during the six months ended September 30, 1998 and in the fiscal year ended March 31, 1998 was approximately $8.3 million and $6.5 million, respectively, due primarily to cash requirements of the Company's VideoCommunicator business. The Company has incurred and will continue to incur, significant costs related on the development of VideoCommunicator products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of September 30, 1998, the Company had approximately $8.4 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

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

    The Company's current VideoCommunicator product line as well as products made by the Company's OEM customers for use on POTS, is not capable of delivering video data at rates of 24 frames per second. Below this data rate, the human eye can detect degradation of video quality. Further, POTS infrastructure varies widely in configuration and integrity, which can result in decreased rates of transmission and difficulties in establishing and maintaining connections. Actual or perceived technical difficulties or insufficient video quality related to video communication on POTS could impede market acceptance and have a material adverse effect on the Company's business and results of operations.

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

Dependence on Proprietary Technology; Reliance on Third Party Licenses

    The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. The Company also relies in part on patent law to protect its intellectual property in the United States and abroad. The Company currently holds seven United States patents, including patents relating to video compression and memory architecture technology, and has a number of United States and foreign patent applications pending. There can be no assurance that any such patent applications will result in an issued patent. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad (where effective intellectual property protection be may unavailable or limited) will be adequate or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. The Company has in the past licensed and in the future expects to continuing licensing its technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect the Company's technology from misappropriation. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results.

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

Dependence on Third Party Manufacturers and Component Suppliers

    The Company outsources the manufacture of its VideoCommunicators and semiconductors to subcontract manufacturers and independent foundries. The Company's VideoCommunicator subcontract manufacturers include EFA Corporation in Taiwan and Flash Electronics in Fremont, California, while its semiconductor manufacturers include Taiwan Semiconductor Manufacturing Corporation and United Micro Electronics Corporation in Taiwan. The Company also relies on Anam/Amkor Electronics Corporation in South Korea for packaging and testing of its semiconductors. The Company does not have long-term purchase agreements with its subcontract manufacturers or its component suppliers. There can be no assurance that the Company's contract manufacturers will be able or willing to reliably manufacture the Company's products, or that the Company's component suppliers will be able or willing to reliably supply components for the Company's products, in volumes, on a cost effective basis or in a timely manner. The Company may experience difficulties due to its reliance on independent subcontract manufacturers, semiconductor foundries and component suppliers that could have a material adverse effect on the Company's business and operating results.

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

Product Concentration; Dependence on Video Communication Industry

    Sales of video communication products accounted for approximately 100%, 100% and 86% of total product revenues for the six months ended September 30, 1998 and in the fiscal years ended March 31, 1998 and 1997, respectively. Any general decline in the market for video communication products could have a material adverse effect on the Company's business and operating results.

Enterprise-Wide Database

    The company is currently engaged in a major project to upgrade its enterprise-wide database and information management systems, based principally on software from a major software supplier. In recent years, some fabless semiconductor and system-level product companies undertaking major systems transitions have experienced significant business disruption as a result of unexpected delays in the implementation of these projects. There can be no assurance that the Company's project will be completed within the projected timeframe or within budget.

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

PART II -- OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index.

(b) No reports on Form 8-K were filed during the three month period ended September 30, 1998.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Date:  October 21, 1998

                                    8X8, INC.


                                    By: /s/ SANDRA L. ABBOTT
                                    --------------------------------------------
                                    Sandra L. Abbott
                                    Chief Financial Officer and
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              EXHIBIT TITLE
-------             -------------
27.1+               Financial Data Schedule.


   All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.