Form 10-Q
period 1998-12-31
8X8 INC
filed 1999-01-28
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

The number of shares of the Registrant's Common Stock outstanding as of January 5, 1999 was 15,295,977.


The exhibit index begins on page 26.

                                    8X8, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                       Page
                                                                                     -----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at
   December 31, 1998 and March 31, 1998...............................................1

Condensed Consolidated Statements of Operations for the three and nine months ended
  December 31, 1998 and 1997..........................................................2

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 1998 and 1997....................................................3

Notes to Unaudited Condensed Consolidated Financial Statements........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...........................................................6


PART II- OTHER INFORMATION


Item 5.  Other Information...........................................................25

Item 6.  Exhibits and Reports on Form 8-K............................................25

Signatures...........................................................................25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                  December 31,         March 31,
                                                      1998               1998
                                                  ------------         --------
ASSETS
Current assets:
  Cash, cash equivalents and
   short-term investments ................          $ 17,064           $ 26,737
  Accounts receivable, net ...............             6,771              4,527
  Inventory ..............................            10,729             12,758
  Prepaid expenses and other assets ......               852                876
                                                    --------           --------
    Total current assets .................            35,416             44,898
Property and equipment, net ..............             2,165              1,370
Deposits and other assets ................                85                161
                                                    --------           --------
                                                    $ 37,666           $ 46,429
                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................          $  2,636           $  2,625
  Accrued compensation ...................             1,790              1,445
  Accrued warranty .......................             1,237              1,461
  Deferred revenue .......................             3,483              2,447
  Other accrued liabilities ..............             1,810              1,923
                                                    --------           --------
    Total current liabilities ............            10,956              9,901
                                                    --------           --------

Minority interest ........................                --                 85
                                                    --------           --------
Stockholders' equity:
  Common stock ...........................                15                 15
  Additional paid-in capital .............            48,012             47,785
  Notes receivable from stockholders .....              (286)              (893)
  Deferred compensation ..................              (281)              (744)
  Unrealized loss on investments .........              (231)               (45)
  Accumulated deficit ....................           (20,519)            (9,675)
                                                    --------           --------
    Total stockholders' equity ...........            26,710             36,443
                                                    --------           --------
                                                    $ 37,666           $ 46,429
                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                               Three months ended             Nine months ended
                                                   December 31,                  December 31,
                                             -----------------------       -----------------------
                                               1998           1997           1998           1997
                                             --------       --------       --------       --------
Product revenues ......................      $  7,611       $ 12,325       $ 22,497       $ 25,381
License and other revenues ............         2,468          2,813          3,685         12,266
                                             --------       --------       --------       --------
Total revenues ........................        10,079         15,138         26,182         37,647
Cost of product revenues ..............         5,621          6,475         15,865         13,006
Cost of license and other revenues ....             9            404             68            954
                                             --------       --------       --------       --------
Gross profit ..........................         4,449          8,259         10,249         23,687
                                             --------       --------       --------       --------
Operating expenses:
  Research and development ............         2,512          3,284          7,877          9,479
  Selling, general and administrative .         5,409          5,358         14,061         12,658
                                             --------       --------       --------       --------
          Total operating expenses ....         7,921          8,642         21,938         22,137
                                             --------       --------       --------       --------
Income (loss) from operations .........        (3,472)          (383)       (11,689)         1,550
Other income, net .....................           249            515            845          1,095
                                             --------       --------       --------       --------
Income(loss)before(benefit)provision
 for income taxes .....................        (3,223)           132        (10,844)         2,645
(Benefit) provision for income taxes ..            --             --             --         (1,000)
                                             --------       --------       --------       --------
Net income (loss) .....................      $ (3,223)      $    132       $(10,844)      $  3,645
                                             ========       ========       ========       ========
Net income (loss) per share:
  Basic ...............................      $  (0.21)      $   0.01       $  (0.73)      $   0.32
  Diluted .............................      $  (0.21)      $   0.01       $  (0.73)      $   0.25
                                             ========       ========       ========       ========
Shares used in per share calculations:
  Basic ...............................        15,105         14,274         14,945         11,250
  Diluted .............................        15,105         16,723         14,945         14,800
                                             ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                          Nine months ended
                                                             December 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
Cash flows from operating activities:
  Net income (loss) ..........................        $(10,844)        $  3,645
  Charges to net income (loss) not
   affecting cash ............................             821            1,978
  Net effect of changes
   in current and other assets
   and current liabilities ...................             940           (5,340)
                                                      --------         --------
     Net cash (used in) provided by
      operating activities ...................          (9,083)             283
                                                      --------         --------

Cash flows from investing activities:
  Purchase of property and equipment .........          (1,473)            (722)
  Short-term investments-trading
   activity, net .............................              60                2
  Purchases of common stock from
   minority shareholders in subsidiary .......             (85)              --
                                                      --------         --------
     Net cash used in investing
      activities .............................          (1,498)            (720)
                                                      --------         --------
Cash flows from financing activities:
  Proceeds from issuance of
   common stock, net .........................             489           24,776
  Repayment of notes receivable from
   stockholders ..............................             479              126
                                                      --------         --------
     Net cash provided by financing
      activities .............................             968           24,902
                                                      --------         --------
Net (decrease) increase in cash and
 cash equivalents ............................          (9,613)          24,465
Cash and cash equivalents at the
 beginning of the period .....................          26,677            8,722
                                                      --------         --------
Cash and cash equivalents at the
 end of the period ...........................        $ 17,064         $ 33,187
                                                      ========         ========

   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS

    The Company designs, manufactures, and markets videophones for use by the consumer and business market. The Company also designs, develops and markets highly integrated proprietary multimedia communication semiconductors and associated software for videophones and other multimedia communication products.

2.  BASIS OF PRESENTATION

    The Company's fiscal year ends on the last Thursday on or before March 31. The three and nine month periods ended December 31, 1998 included 14 weeks and 40 weeks of operations, respectively. The three and nine month periods ended December 25, 1997 included 13 weeks and 39 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, the Company has indicated its fiscal year as ending on March 31 and its interim periods as ending on December 31.

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

3.  BALANCE SHEET DETAIL

    (in thousands)                                  December 31,         March 31,
                                                       1998                1998
                                                    ------------         ---------
    Inventories:
          Raw materials                               $ 2,680            $ 3,864
          Work-in-process                               3,491              5,337
          Finished goods                                4,558              3,557
                                                      -------            -------
                                                      $10,729            $12,758
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

    The reconciliation of the denominators is as follows (in thousands):


                                             Three months ended       Nine months ended
                                                December 31,            December 31,
                                             ------------------      ------------------
                                              1998        1997        1998        1997
                                             ------      ------      ------      ------
     Basic shares                            15,105      14,274      14,945      11,250
     Effect of dilutive securities:
       Preferred stock
                                                 --          --          --       1,297
       Common stock options                      --       1,833          --       1,480
       Unvested restricted common stock          --          --         616         773
                                             ------      ------      ------      ------
     Diluted shares                          15,105      16,723      14,945      14,800
                                             ======      ======      ======      ======

    Approximately 3,346,000 common stock options and 187,000 unvested restricted common shares were outstanding at December 31, 1998, but were not included in the computation of diluted net income (loss) per share because their impact was anti-dilutive in view of losses incurred by the Company. The number of common stock options outstanding at December 31, 1997 that were not included in the computation of diluted net income (loss) per share because their impact was anti-dilutive was not material.

5. RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS130), "Reporting Comprehensive Income." Comprehensive net income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The primary difference between net income (loss) and comprehensive net income (loss), for the Company, is gains and losses on short-term investments classified as available-for-sale. Comprehensive net income (loss) for the current reporting and comparable period in the prior year is as follows (in thousands):

                                             Three Months Ended           Nine months Ended
                                                 December 31,                December 31,
                                          -----------------------      -----------------------
                                            1998           1997          1998           1997
                                          --------       --------      --------       --------
     Comprehensive net income (loss)      $ (3,347)      $    132      $(11,030)      $  3,645
                                          ========       ========      ========       ========

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 (SOP 97-2) which provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition." SOP 98-4 deferred, for one year, the application of certain passages in SOP 97-2 pending further guidance. In December 1998, the AICPA provided further guidance by issuing SOP 98-9 "Modification of 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 by clarifying vendor-specific objective evidence necessary to recognize revenue for software licenses on multiple element arrangements when undelivered elements exist. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not expect the adoption of SOP 98-9 will be material to the Company's consolidated results of operations. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the quarter or nine months ended December 31, 1998.

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

    This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Item I of this Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 1998 contained in the Company's Annual Report on Form 10-K.

Overview

    Since June 1995, the Company has been executing a business strategy designed to focus the Company's efforts exclusively on the development, manufacture and marketing of multimedia communication semiconductors, software and systems. In each of the third quarters ended December 31, 1998 and 1997, sales of the Company's multimedia communication products accounted for 100% of product revenues. In the fiscal years ended March 31, 1998 and 1997, sales of the Company's multimedia communication products accounted for 100% and 86% of product revenues, respectively.

    The Company markets its line of multimedia communication semiconductors and related software to OEMs and distributors, mainly for videoconferencing and videophone applications. This product line includes the LVP, VCP and VCPex processors.

    The Company has leveraged its strengths in semiconductor design and related software to develop and market low-cost multimedia communication systems, including its VideoCommunicator products. The Company began shipping the first product in its planned family of VideoCommunicator products, the ViaTV videophone model VC100, in February 1997. Subsequently, the Company introduced the VC105, an upgraded VC100, and added three new models, the VC50, VC55 and VC150, to the ViaTV product line. The Company also introduced versions of its ViaTV videophones designed for European and Asian markets. In addition, the Company introduced a VideoCommunicator product targeted towards the surveillance market segment. In August 1998, the Company began shipping the RSM-1500 remote surveillance module, and subsequently ceased shipment of the VC50 model. The Company has announced the VC110 and VC160, which are upgrades to the VC105 and VC150, respectively. The Company expects these products to become available in the first quarter of fiscal 2000.*

    The Company markets its VideoCommunicators through retail and distribution channels, catalogs and original equipment manufacturers (OEMs) as well as through direct marketing efforts utilizing a combination of advertising, toll-free telemarketing and direct mail supported by co-marketing arrangements with third parties.

    In December 1998, the Company introduced a new semiconductor product, the Audacity internet telephony processor, which combines telephony protocols with audio compression/decompression algorithms and implements multiple, simultaneous internet protocol (IP) phone calls on a single integrated circuit. At the same time, the Company announced a prototype system called the Packet Gateway cable adapter, which includes a cable modem and an Audacity processor and enables IP telephony over cable networks. These products reflect the Company's recent efforts to develop broadband telephony technology. To date the Company has not realized any revenue from broadband telephony.

RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the Company's Condensed Consolidated Statements of Operations and the notes thereto:

Revenues

                                  Three months ended                            Nine months ended
                                     December 31,                                  December 31,
                       ---------------------------------------       ---------------------------------------
(In millions)
                             1998                   1997                   1998                   1997
                       ----------------       ----------------       ----------------       ----------------
Product revenues       $ 7.6         75%      $12.3         81%      $22.5         86%      $25.4         67%
License and other
  revenues               2.5         25%        2.8         19%        3.7         14%       12.3         33%
                       -----      -----       -----      -----       -----      -----       -----      -----
Total revenues         $10.1        100%      $15.1        100%      $26.2        100%      $37.7        100%
                       =====      =====       =====      =====       =====      =====       =====      =====

    Total revenues were $10.1 million and $15.1 million for the third quarters of fiscal 1999 and 1998, respectively. Total revenues for the third quarter of fiscal 1999 were divided among multimedia communication semiconductors 19%, videophone systems 56% and nonrecurring license, royalty and other revenue 25%. In the third quarter of fiscal 1998 total revenues were divided among multimedia communication semiconductors 40%, videophone systems 41% and nonrecurring license and other revenue 19%.

    Product revenues were $7.6 million in the third quarter of fiscal 1999, a decrease of $4.7 million from the $12.3 million reported in the third quarter of fiscal 1998. The decrease in product revenues was primarily due to a decrease in semiconductor revenues. The decrease in semiconductor revenues is due mainly to softness in demand from OEM customers, particularly in Asia and Europe, that manufacture personal videoconferencing systems. In addition, VideoCommunicator product revenues were higher in the third quarter of fiscal 1998 compared to the same period of fiscal 1999 because of nonrecurring shipments to one OEM customer.

    License and other revenues consist of technology licenses, including royalties earned under such licenses, and nonrecurring engineering fees for services performed by the Company for its customers. License and other revenues were approximately $2.5 million in the third quarter of fiscal 1999, a decrease of approximately $300,000 from the $2.8 million reported in the third quarter of fiscal 1998. There can be no assurance that the Company will receive any revenues from licensing or other such arrangements in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues" and "Factors That May Affect Future Results--Dependence on Key Customers."

    Total revenues were $26.2 million and $37.7 million in the first nine months of fiscal 1999 and 1998, respectively. Total revenues for the first nine months of fiscal 1999 were divided among multimedia communication semiconductors 33%; videophone systems 53%; and nonrecurring license and other revenues 14%. In the first nine months of fiscal 1998, total revenues were divided among multimedia communication semiconductors 39%; videophone systems 29%; and nonrecurring license and other revenues 32%.

    Product revenues were $22.5 million in the first nine months of fiscal 1999, a decrease of $2.9 million from the $25.4 million reported in the first nine months of fiscal 1998. In the first nine months of fiscal 1999 and 1998 license and other revenues, all of which were nonrecurring, were $3.7 million and $12.3 million, respectively. In the first nine months of fiscal 1998, license and other revenues included approximately $5.3 million paid by 3Com for a license to substantially all of the Company's technology underlying its VideoCommunicators. There can be no assurance that the Company will receive any revenues from such arrangements in the future.* See "Factors That May Affect Future Results -- No Assurance of Future License and Other Revenues."

    In the third quarter of fiscal 1999, revenues derived from one customer represented approximately 14% of the Company's total revenues. In the third quarter of fiscal 1998, revenues derived from one customer represented approximately 22% of total revenues. No customer represented ten percent (10%) or more of the Company's total revenues for the nine months ended December 31, 1998. Revenues derived from one customer represented approximately 26% of total revenues for the first nine months of fiscal 1998. Dependence on any significant customer or customers entails certain risks

    Revenues derived from customers outside of the United States as a percentage of total revenues were as follows:

                    Three months ended        Nine months ended
                       December 31,              December 31,
                    ------------------        -----------------
                    1998         1997         1998         1997
                    ----         ----         ----         ----
Asia Pacific          21%          22%          24%          26%
Europe                13%          18%          17%          14%
                    ----         ----         ----         ----
   Total              34%          40%          41%          40%
                    ====         ====         ====         ====

    See "Factors That May Affect Future Results--International Operations."


Cost of Revenues

                                              Three months ended                Nine months ended
                                                   December 31,                   December 31,
                                             -----------------------         -----------------------
 (In millions)
                                              1998            1997            1998            1997
                                             -------         -------         -------         -------
Cost of product revenues                     $   5.6         $   6.4         $  15.9         $  13.0
  As a percentage of product revenues             74%             52%             71%             51%
Cost of license and other revenues           $    --         $   0.4         $   0.1         $   1.0
  As a percentage of license
    and other revenues                             0%             14%              3%              8%

    The cost of product revenues consists of costs associated with VideoCommunicator components, semiconductor wafer fabrication, VideoCommunicator and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $5.6 million and $6.4 million for the third quarters of fiscal 1999 and 1998, respectively.

    Cost of license and other revenues in the third quarter of fiscal 1999 and 1998 were approximately $9,000 and $404,000, respectively. Cost of license and other revenues in the third quarter of fiscal 1998 consisted primarily of personnel and other costs incurred to perform certain development work under terms of nonrecurring engineering contracts. This development work was performed by research and development personnel of the Company.

    Cost of product revenues were $15.9 million and $13.0 million in the first nine months of fiscal 1999 and 1998, respectively. The cost structure of the Company's ViaTV product line, the Company's first line of VideoCommunicator products, is substantially different from the Company's multimedia communication semiconductor products. The Company expects the costs of product revenues to continue to increase as a percentage of product revenues if the VideoCommunicator revenues continue to increase as a percent of product revenues.

Gross Profit

                              Three months ended              Nine months ended
                                  December 31,                    December 31,
                            -----------------------         -----------------------
(In millions)
                             1998            1997            1998            1997
                            -------         -------         -------         -------
Gross profit                $   4.4         $   8.3         $  10.2         $  23.7
  As a percentage
   of total revenues             44%             55%             39%             63%

    Gross profit was $4.4 million and $8.3 million in the third quarters of fiscal 1999 and 1998, respectively. Gross profit from product revenues was $2.0 million and $5.9 million for the third quarters of fiscal 1999 and 1998, respectively. Gross profit from license and other revenues, all of which was nonrecurring, was approximately $2.5 million and $2.4 million in the third quarters of fiscal 1999 and 1998, respectively. There can be no assurance that the Company will receive any revenues from such license and other revenues sources in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues."

    Gross profit was $10.2 million and $23.7 million in the first nine months of fiscal of 1999 and 1998, respectively. License and other revenues, net of associated costs, contributed $3.6 million and $11.3 million to gross profit in the first nine months of fiscal 1999 and 1998, respectively.

    Lower gross profit in the third quarter of fiscal 1999 was primarily due to the decrease in semiconductor revenues. The gross profit for the Company's VideoCommunicator products decreased due to declining average selling prices, but this decrease was partially offset by lower product costs and higher volumes.

    Total gross margin was 44% and 55% in the third quarters of fiscal 1999 and 1998, respectively. Lower gross margin in the third quarter of fiscal 1999 was primarily due to the decrease in semiconductor revenues as a percentage of total revenues. In addition, gross margins were lower due to increased sales of the Company's VideoCommunicator products which have substantially lower gross margins than the Company's semiconductor products.

    In the first nine months of fiscal 1999, semiconductor revenues have decreased compared to the same periods in fiscal 1998. Since gross profit as a percent of revenue is substantially lower for the sales of VideoCommunicator products than for sales of the Company's semiconductors, if VideoCommunicator product revenue continues to grow as a percentage of total product revenue, the Company expects that gross profit as a percentage of total product revenue will decrease.* See "Factors That May Affect Future Results--Fluctuations in Operating Results." In addition, the markets for the Company's VideoCommunicator and semiconductor products are characterized by falling average selling prices, which could have a material adverse effect on the Company's future business and operating results if the Company cannot achieve lower cost of sales and/or higher sales volumes.*

Operating Expenses--Research and Development

                                  Three months ended               Nine months ended
                                      December 31,                    December 31,
                                -----------------------         -----------------------
(In millions)
                                 1998            1997            1998            1997
                                -------         -------         -------         -------
Research and development        $   2.5         $   3.3         $   7.9         $   9.5
  As a percentage
   of total revenues                 25%             22%             30%             25%

    Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. During the three and nine month periods ended December 31, 1998 and 1997, respectively, research and development expenses were primarily attributable to the Company's next generation development of its multimedia communication semiconductors and continued development of its VideoCommunicators.

   Lower research and development expenses during the third quarter and nine months ended December 31, 1998 were due to decreases in profit sharing and incentive bonuses, non-recurring VideoCommunicator design costs, and costs associated with materials and tooling used in prototype builds of the Company's VideoCommunicator products. During the quarter and nine months ended December 31, 1997 research and development costs would have been higher, except that certain research and development personnel performed non-recurring engineering services under a revenue-generating contract. The costs associated with this contract were included in the cost of license and other revenues. Higher research and development costs as a percentage of total revenues for both the three and nine month periods ended December 31, 1998 were due to lower revenues as compared to the comparable periods in the prior fiscal year.

    The Company expects to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Rapid Technological Change; Dependence on New Product Introduction."

Operating Expenses--Selling, General and Administrative


                                            Three months ended               Nine months ended
                                                 December 31,                   December 31,
                                           -----------------------         -----------------------
(In millions)
                                            1998            1997            1998            1997
                                           -------         -------         -------         -------
Selling, general and administrative        $   5.4         $   5.4         $  14.1         $  12.7
  As a percentage
   of total revenues                            53%             36%             54%             34%

    Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $5.4 million in each of the third quarters of fiscal 1999 and 1998, respectively. In the third quarter of fiscal 1999, expenses increased due to costs associated with the marketing, advertising and promotion of the Company's VideoCommunicator product line and additional headcount required to support these activities. These increases were offset by decreases in profit sharing and incentive bonuses, and commission expenses. The Company expects that its sales and marketing expenses may increase as the Company launches new VideoCommunicator products and promotes its current VideoCommunicator products.* Therefore, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Potential Fluctuations in Operating Results."

    Selling, general and administrative expenses were $14.1 million and $12.7 million in the first nine months of fiscal 1999 and 1998, respectively. While total expenses increased as a result of the factors listed above, the non-cash compensation expense recognized on certain stock option grants and charged to selling, general and administrative expenses decreased to $64,000 in the first nine months of fiscal 1999 from $354,000 in the first nine months of fiscal 1998.

Other Income, Net

    Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. Other income, net was approximately $249,000 for the three month period ended December 31, 1998 compared to $515,000 for the three month period ended December 31, 1997. Other income, net was $845,000 for the nine month period ended December 31, 1998 compared to $1.1 million for the comparable period in the prior fiscal year. The decrease in interest income in the third quarter of fiscal 1999 is due primarily to lower average cash equivalents and short-term investment balances as compared to the third quarter of fiscal 1998.

(Benefit) Provision for Income Taxes

    There was no tax provision for the three and nine month periods ended December 31, 1998 due to net losses incurred. The tax benefit in the nine month period ended December 31, 1997 resulted from the reversal of approximately $1.0 million of the Company's income tax liability in the first quarter of fiscal 1998 upon notice from the Internal Revenue Service that it had reversed a previously asserted deficiency related to the taxable year 1992.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." The Company is assessing the readiness of its products, internal computer systems, and third-party equipment and software utilized by the Company for handling Year 2000 issues. Based upon the Company's assessments, all of the Company's products are Year 2000 compliant. With regard to the Company's internal computer systems, the Company is currently implementing an enterprise-wide database and information management system. The Company has not allocated any portion of the total project cost to the Year 2000 issue. While the Company continues to monitor its system implementation costs, the Company does not believe the incremental project cost associated with Year 2000 compliance to be material, as this feature is included with software purchased by the Company to satisfy its business needs. Though the Company currently expects to successfully implement this and other internal computer systems and programming changes necessary to address Year 2000 issues, there can be no assurance that such implementations will be done within the projected timeframe or within budget.* See "Factors That May Affect Future Results--Enterprise-Wide Database Implementation." See also the discussion below regarding the estimated cost of the enterprise-wide database implementation project.

     The Company is also assessing the possible effects on the Company's operations of the Year 2000 readiness of key suppliers, subcontractors and customers. The Company expects that this assessment, as well as related remediation and contingency planning activities, will be on-going throughout calendar year 1999. The Company's reliance on suppliers, subcontractors and customers, and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues by its suppliers, subcontractors and customers could have a material adverse impact on the Company's business and operating results.

     The total estimated cost to be incurred by the Company regarding the testing of current products for Year 2000 compliance, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $100,000. The total cost estimate does not include costs of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 compliance issues.

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

Liquidity and Capital Resources

    Prior to the Company's initial public offering, the Company had satisfied its liquidity needs principally from proceeds generated from two issuances of its equity securities and cash generated from operations in fiscal 1994 and prior years. As of December 31, 1998, the Company had cash and liquid investments totaling $17.1 million, representing a decrease of $9.6 million from March 31, 1998. The Company currently has no bank borrowing arrangements.

    Net cash used in operations was $9.1 million during the first nine months of fiscal 1999. Net cash provided by operations was $283,000 during the first nine months of fiscal 1998. Net cash used in operations in the nine month period ended December 31, 1998 reflected a net loss of $10.8 million, an increase of $2.2 million in accounts receivable, and a $224,000 decrease in accrued warranty, offset primarily by a decrease of $2.0 million in inventory, increases of $1.0 million in deferred revenue and $345,000 in accrued compensation and $821,000 of noncash items. The decrease in inventory during the nine months ended December 31, 1998 was due to decreases in VideoCommunicator product inventory held by the Company and inventory balances held by retailers and distributors. The Company does not recognize revenue on the shipment of its VideoCommunicator products to retailers or distributors until the products are sold-through by the retailer or distributor. If the Company broadens its distribution channels, inventories at retailers and distributors, which are reflected in the Company's inventories, are expected to increase.*

    Net cash used in investing activities in the nine months ended December 31, 1998 is primarily attributable to capital expenditures of $1.5 million and the repurchase of common stock from minority shareholders in the Company's VidUs subsidiary in conjunction with its merger with the Company in August 1998.

    Net cash provided by financing activities in the nine months ended
December 31, 1998 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and sales of the Company's common stock upon the exercise of employee stock options.



* This statement is a forward looking statement reflecting current expectations. There can be no assurance that 8x8's actual future performance will meet 8x8's current expectations. See "Factors That May Affect Future Results" commencing on page 15 for a discussion of certain factors that could affect future performance.

    The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances.* The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures.* Net cash used in operating activities during the nine months ended December 31, 1998 and in the fiscal year ended March 31, 1998 was approximately $9.1 million and $6.5 million, respectively, due primarily to cash requirements of the Company's VideoCommunicator product business. The Company has incurred, and will continue to incur, significant costs related to the development of VideoCommunicator products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. In addition, the Company has entered into a contract to purchase a new enterprise-wide database and information management system from a major software supplier. The Company currently estimates that total expenditures related to the purchase of the software and incremental hardware requirements, as well as the cost of implementation and training, will be between $1.6 million and $1.8 million, of which approximately $1.3 million has been incurred as of December 31, 1998. See "Factors That May Affect Future Results--Enterprise-Wide Database Implementation. As of December 31, 1998, the Company had approximately $17.1 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.


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

History of Losses; Uncertainty of Future Profitability

    The Company recorded an operating loss of $11.7 million in the first nine months of fiscal 1999. In addition, the Company recorded operating losses in three of the four quarters in fiscal 1998 and recorded an operating loss of $13.6 million in the year ended March 31, 1997. The Company would not have been profitable in fiscal 1998 had it not received nonrecurring license and other revenues. Revenues fluctuated from $28.8 million in fiscal 1996 to $19.1 million in fiscal 1997 to $49.8 million in fiscal 1998 and were $26.2 million in the first nine months of fiscal 1999. In view of the Company's historical operating losses, there can be no assurance that the Company will be able to achieve profitability on either an annual or quarterly basis.

No Assurance of Future License and Other Revenues

    The Company has in the past received substantial revenues from the licensing of its technology. License and other revenues, all of which were nonrecurring, were $3.7 million and $12.3 million for the nine month periods ended December 31, 1998 and 1997, respectively, and were $14.5 million and $3.9 million in the fiscal years ended March 31, 1998 and 1997, respectively. There can be no assurance that the Company will receive substantial revenues from licensing of its technology in the future, which could have a material adverse effect on the Company's business and operating results.

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

    The Company's gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for the Company's products are characterized by falling average selling prices. The Company expects that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for the Company's semiconductor products will likely decrease for the foreseeable future. In addition, the gross margins for the Company's VideoCommunicators are, and will continue to be, substantially lower than the gross margins for its semiconductors. Thus, the growth of the Company's VideoCommunicator business has reduced overall product gross profit as a percentage of revenue. For example, total gross margin was 44% and 55% in the third quarters of fiscal 1999 and 1998, respectively due to continued growth of the Company's VideoCommunicator business relative to its semiconductor business.

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

    Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business, including sales of its VideoCommunicator products, may be derived from orders placed by a limited number of large customers, including OEM customers and distributors, the timing of such orders can also cause significant fluctuations in the Company's operating results. For example, 3Com, which purchased approximately 34% of videophone systems sold by the Company in the year ended March 31, 1998, has not ordered additional products from the Company since delivery of its purchases in the quarter ended December 31, 1997. Also, one customer which represented approximately 20% of semiconductor revenues in fiscal 1998 has not placed significant semiconductor orders with the Company in fiscal 1999. The Company recognizes revenue when distributors sell product to their customers. The Company may not be able to anticipate the rate at which distributors will receive additional orders from their end customers. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in the Company's revenues may be magnified by the Company's inability to adjust spending to compensate for such shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing products, which would also have a material adverse effect on the Company's business and operating results.

    The Company's products have lead times of up to four months, and are built to forecasts that are necessarily imperfect, particularly given the early stage of the videophone market. Because of the Company's practice of building its products to necessarily imprecise forecasts, it is likely that, from time to time, the Company will have either excess or insufficient product inventory. This risk is heightened because of the need for and presence of significant VideoCommunicator inventory in retail distribution. As the Company introduces new products or upgrades to current products, the Company's retailers or distributors may decide to return to the Company inventory which they determine they cannot sell. Further, because retailers and other distributors may have significant quantities of VideoCommunicator inventory on hand and generally have contractual rights to price protection if the Company decreases the selling price, in the event of a significant price decrease, the Company's cost of such inventory may exceed the Company's actual selling price. Excess inventory levels will subject the Company to the risk of inventory obsolescence and the risk that the Company's selling prices may drop below the Company's inventory costs, while insufficient levels of inventory may negatively affect relations with customers. Any of these factors could have a material adverse effect on the Company's operating results and business.

    The Company's introduction of VideoCommunicators has resulted in substantially different patterns in operating results. For example, during fiscal 1999 and 1998, the Company's operating results were subject to increased seasonality with sales higher during the Company's third fiscal quarter, corresponding to the Christmas shopping season. In addition, the Company is spending substantial additional amounts on advertising, support of the retail channel, toll-free marketing and customer support. There can be no assurance that revenues adequate to justify such spending will result. The Company's shift to sale of VideoCommunicators has resulted in higher levels of product inventory and product returns, the necessity of granting price protection to resellers, more lengthy receivable collection cycles and higher warranty costs, which may have a material adverse effect on the Company's business and operating results.

    As a result of these and other factors, it is likely that in some future period the Company's operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for the Company's common stock.

Dependence on Key Customers

    Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Revenues from the Company's ten largest customers in the third quarter and nine months ended December 31, 1998 accounted for approximately 51% and 44% of total revenues, respectively. For both of the fiscal years ended March 31, 1998 and 1997, revenues from the Company's ten largest customers accounted for approximately 61% of total revenues. Revenues derived from one customer represented approximately 14% of the Company's total revenues for the quarter ended December 31, 1998. No customer represented ten percent (10%) or more of the Company's total revenues for the nine months ended December 31, 1998. During each of the last two fiscal years the Company had one customer that accounted for ten percent or more of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998; ASCII, the Company's former distributor in Japan, accounted for 13% of total revenues during the year ended March 31, 1997. Substantially all the Company's product sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Further, all of the Company's license and other revenues are nonrecurring. The loss of, or any reduction in orders from, significant customers could have a material adverse effect on the Company's business and operating results.

International Operations

    Sales to customers outside of the United States represented 34% and 41% of the Company's total revenues for the third quarter and the nine months ended December 31, 1998. Sales to customers outside of the United States represented 47% and 54% of total revenues in the fiscal years ended March 31, 1998 and 1997, respectively. Specifically, sales to customers in the Asia Pacific region represented 21% and 24% of the Company's total revenues in the third quarter and the nine months ended December 31, 1998. Sales to customers in Europe represented 13% and 17% of the Company's total revenues in the third quarter and the nine months ended December 31, 1998. Sales to customers in the Asia Pacific region represented 25% and 33% of the

Company's revenues in the fiscal years ended March 31, 1998 and 1997, respectively, while sales to customers in Europe represented 22% and 21% of the Company's total revenues for the same periods, respectively.

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

Competition

    The Company competes with both independent manufacturers of multimedia communication semiconductors and with the introduction of its VideoCommunicator products now competes with manufacturers of multimedia communication products targeted at the consumer market. The markets for the Company's products are characterized by intense competition, declining average selling prices and rapid technological change.

    The competitive factors in the market for the Company's VideoCommunicators include audio and video quality, phone line connectivity at high transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to-market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. The Company expects intense competition for its VideoCommunicators from:

    - Large consumer electronics manufacturers. The Company will face intense competition from many well known, established suppliers of consumer electronics products, which may include Lucent Technologies, Matsushita, Philips, Samsung and Sony. Many of these potential competitors sell television and telephone products into which they may integrate multimedia communication systems, thereby eliminating a consumer's need to purchase a separate multimedia communication system, such as the Company's ViaTV product.

    - Personal computer system and software manufacturers. Potential customers for the Company's VideoCommunicators may elect instead to buy PCs equipped with multimedia communication capabilities, which are currently available. As a result, the Company faces or may face competition from Intel; PC system manufacturers such as Apple, Compaq, Dell, IBM and Sony; PC software suppliers such as Microsoft and Netscape; and PC add-on component suppliers such as 3Com.

    - Existing manufacturers of corporate videoconferencing equipment. Manufacturers of more expensive corporate videoconferencing systems have continually reduced the cost of their products and may enter the market for lower cost consumer multimedia communication products. Potential competitors include PictureTel, Polycom, Sony, Tandberg, VCON and Vtel.

    - Emerging suppliers of internet appliances. Potential customers for the Company's VideoCommunicators may elect instead to buy standalone internet access terminals which may provide some or all of the functionality of the Company's products. Consumer products for television-based internet access have been announced or introduced by companies such as Microsoft, Philips and Sony.

    C-Phone, Leadtek and Truedox are among the companies selling low cost videophones. Many other companies have announced the development of low cost videophones. The Company expects that additional companies will introduce products that compete with the VideoCommunicators in the future. Certain manufacturers or potential manufacturers of low cost videophones have licensed or purchased, or may license or purchase, the Company's technology and semiconductors in order to do so. KME and 3Com in particular have licensed substantially all of the technology underlying the VideoCommunicators, and may use such technology to introduce products that compete with the VideoCommunicators. Each of Leadtek and Truedox license the Company's technology and purchase the Company's multimedia communication semiconductors. The Company aggressively licenses its semiconductor, software and systems technology and sells its semiconductor and system products to third parties. Thus, it is likely that additional OEM customers of the Company will become competitors with respect to the Company's VideoCommunicator business. Other competitors may purchase multimedia communication semiconductor and related technology from other suppliers.

    The principal competitive factors in the market for multimedia communication semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. The Company has a number of competitors in this market including Analog Devices, AudioCodes, DSP Group, Lucent Technologies, Motorola, NeoParadigm Labs, Philips, Texas Instruments and Winbond Electronics. Potential competitors include ESS Technology and Rockwell Semiconductor Systems. Certain of the Company's competitors for multimedia communication semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. In addition, the presence of the Company in the multimedia communication systems business may result in certain customers or potential customers perceiving the Company as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

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

Need for Additional Capital

    The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. The Company believes that it may require additional financial resources over the next several years for working capital, research and development, expansion of sales and marketing resources, and capital expenditures. Net cash used in operating activities during the nine months ended December 31, 1998 and in the fiscal year ended March 31, 1998 was approximately $9.1 million and $6.5 million, respectively, due primarily to cash requirements of the Company's VideoCommunicator business. The Company has incurred and will continue to incur, significant costs related on the development of VideoCommunicator products, advertising for its ViaTV products, support of the retail sales channel and growth in ViaTV inventory. The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of December 31, 1998, the Company had approximately $17.1 million in cash and cash equivalents. However, the Company is operating in a rapidly changing industry. There can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

Uncertainty of VideoCommunicator Market Acceptance; Limits of Existing
Technology

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

    The Company's current VideoCommunicator product line as well as products made by the Company's OEM customers for use on POTS, is not capable of delivering video data at rates of 24 frames per second. Below this data rate, the human eye can detect degradation of video quality. Further, POTS infrastructure varies widely in configuration and integrity, which can result in decreased rates of transmission and difficulties in establishing and maintaining connections. Actual or perceived technical difficulties or insufficient video quality related to multimedia communication on POTS could impede market acceptance and have a material adverse effect on the Company's business and results of operations.

Uncertainty of Revenues from Broadband Telephony Market

        The Company has committed, and intends to continue to commit, a significant amount of financial and personnel resources to the development, manufacturing and marketing of its broadband telephony products, such as the Audacity internet telephony processor and the Packet Gateway adapter. As of December 31, 1998, broadband telephony products have not contributed to the Company's revenue. Furthermore, the Company does not have significant backlog for future sales of these products. The Company faces severe competition and rapidly changing technology in the broadband telephony market. It is likely that the Company will need to invest significant additional resources to compete in this market, and there can be no assurance that such investment will result in significant revenues.

Rapid Technological Change; Dependence on New Product Introduction

    The multimedia communication semiconductor and multimedia communication markets are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. In order to compete in these markets, the Company must continue to design, develop, manufacture and sell new and enhanced products that provide increasingly higher levels of performance and reliability and lower cost, take advantage of technological advancements and changes, and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling such products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

    The Company plans to introduce additional VideoCommunicators and multimedia communication semiconductors. The development of new products or enhancements to existing products involves technical and other risks, which the Company may not fully understand. In addition, new product introductions or enhancements to products may decrease demand for existing products resulting in higher than expected product returns and/or excess inventory of existing products. The Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future.

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

Product Concentration; Dependence on Multimedia Communication Industry

    Sales of multimedia communication products accounted for approximately 100%, 100% and 86% of total product revenues for the nine months ended December 31, 1998 and in the fiscal years ended March 31, 1998 and 1997, respectively. Any general decline in the market for multimedia communication products could have a material adverse effect on the Company's business and operating results.

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

PART II -- OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

The Company's 1999 Annual Meeting of Stockholders will be held at 2 p.m. Pacific Standard Time on June 21, 1999 at the Company's principal executive offices at 2445 Mission College Blvd., Santa Clara, California.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   See Exhibit Index.


(b) No reports on Form 8-K were filed during the three month period ended December 31, 1998.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: January 27, 1999
      ----------------


                                        8X8, INC.

                                        By: /s/ SANDRA L. ABBOTT
                                            ------------------------------------
                                            Sandra L. Abbott
                                            Chief Financial Officer and
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   EXHIBIT TITLE
27.1+                    Financial Data Schedule.


   All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.