Form 10-K
period 1999-03-31
8X8 INC
filed 1999-05-24
CIK 1023731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the Registrant's common stock on the NASDAQ National Market System on May 20, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $66,531,888.50. Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding as of May 20, 1999 was 15,437,239.

                      DOCUMENTS INCORPORATED BY REFERENCE

                     DOCUMENT                            LOCATION IN FORM 10-K
  Proxy Statement for the 1999 Annual Meeting of                Part III
     Stockholders to be held on July 15, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   8X8, INC.

                                     INDEX

                                                              PAGE
                                                              ----
                              PART I
Item 1. Business............................................    1
Item 2. Properties..........................................   24
Item 3. Legal Proceedings...................................   24
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   25

                             PART II
Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.................................   26
Item 6. Selected Financial Data.............................   26
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   26
Item 7A. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   33
Item 8. Financial Statements and Supplementary Data.........   34
        Consolidated Balance Sheets.........................   36
        Consolidated Statements of Operations...............   37
        Consolidated Statements of Stockholders' Equity.....   38
        Consolidated Statements of Cash Flows...............   39
        Notes to Consolidated Financial Statements..........   40
        Consolidated Quarterly Financial Data...............   53
Item 9. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure.................   54

                             PART III
Item 10. Directors and Executive Officers of the
  Registrant................................................   54
Item 11. Executive Compensation.............................   54
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   54
Item 13. Certain Relationships and Related Transactions.....   54

                             PART IV
Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................   54
Signatures..................................................   55
Exhibit Index...............................................   56

     This Report on Form 10-K contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the headings "Manufacturing," "Competition" and "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     8x8, Inc. develops, manufactures and markets telecommunication equipment with an emphasis on multimedia Internet protocol (IP) applications. The Company's products are highly integrated, leverage its proprietary technology and are comprised of communication semiconductors, multimedia compression algorithms, network protocols and embedded system design. These products may be used in applications including voice-over-IP (VoIP), video monitoring and streaming, and videoconferencing. The company markets its products mainly to original equipment manufacturers (OEMs), but also to end users for its Video Monitoring system products.

     The Company began developing its multimedia communication technology in the form of programmable multimedia semiconductors and accompanying software in 1990, and has subsequently become a leading manufacturer of semiconductors for the embedded videoconferencing and videophone markets. Customers for the Company's multimedia processors include OEM manufacturers such as Sony Electronics, Inc., Samsung, Mitsubishi, Panasonic, Siemens AG and PictureTel Corporation. To date the primary customer applications for the Company's semiconductors have been multimedia communication terminals (such as videophones, telephones or room conferencing systems) for the integrated services digital network (ISDN) and the public switched telephone network
(PSTN). Recently, however, several of the Company's customers have announced IP communications capabilities for their products, allowing voice, video and data connections via local area networks (LANs), wide area networks (WANs), and the Internet. The Company intends to focus all of its future efforts with respect to development of multimedia communications semiconductors on IP applications.*

     In an effort to expand the available market for its multimedia communication products, and to capitalize on its vertically integrated technology, the Company began developing low cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. The ViaTV videophone enables phone call participants to both hear and see each other while communicating over a standard analog telephone line (commonly known as a plain old telephone service, or POTS, line). The Company shipped its first ViaTV product in February 1997, and over the next two years introduced several new videophone products, expanded its distribution channels in North America, Europe and Asia, and became a leading manufacturer of consumer videophones. However, in the fourth quarter of fiscal 1999 the Company determined that due to a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, the Company announced in April 1999 that it would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters.

     In June 1998, the Company entered the market for video monitoring products with its RSM-1500 Remote Surveillance Module. The RSM-1500 module enables real-time remote video monitoring over POTS lines. Its target market is primarily owners of small businesses such as convenience stores and restaurants who need the ability to view their premises from any remote location in the world at any time. The Company currently sells its RSM-1500 module product to security distributors and dealers in North America, and is attempting to expand its distribution channels into Europe and Asia. The Company intends to continue developing, manufacturing and marketing its Video Monitoring products and to address new opportunities in the video monitoring market enabled by IP communications, such as broadband connections and streaming video over the Internet.*

     The Company entered the market for VoIP products in December 1998 with the announcement of its Audacity Internet Telephony Processor. The Audacity processor combines IP telephony protocol support with audio compression/decompression capability and runs multiple simultaneous IP phone calls on a single integrated circuit. In April 1999, the Company announced its Symphony VoIP module, an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. The Company's VoIP products target OEM manufacturers of telephony equipment such as cable and DSL modems for residential applications and PBX equipment for business applications.

     The Company has recently organized into two business units. The first business unit, Broadband Telephony, markets the Company's telecommunications products to OEMs. This business unit's product line includes the Audacity processor, the Symphony VoIP module, and the Company's videoconferencing and videophone semiconductors. The second business unit, Video Monitoring, markets the Company's monitoring products under the RSM brand name to end users. In addition, the Company will continue to sell its existing inventory of ViaTV videophone products through select channels over the next several quarters.

     In May 1999, the Company announced that it had entered into a definitive agreement to acquire Odisei S.A., a privately held, development stage company based in Sophia Antipolis, France, that develops Internet protocol telephony software. Odisei is developing a scalable, Java-based software solution for managing VoIP networks. The software will run on a carrier-grade server located at a telephony service provider's site and will provide complete voice and data services over T1/E1, xDSL or cable communication links.

INDUSTRY BACKGROUND

  Broadband Telephony

     Traditional telecommunications networks such as the PSTN, ISDN, and corporate PBXs utilize a "circuit-switched" topology in which two communicating terminals (e.g. telephones or videophones) are connected via a fixed electrical path that travels through a series of switches across the network. In many cases, the connection between the terminals consists of both analog and digital components; for example a normal residential phone call uses an analog connection from each caller's house to the closest telephone exchange, and a digital connection between the exchanges. The circuit-switched topology allots a fixed bandwidth to the digital component of the connection; typically this is 64 kilobits per second (Kbps) for a voice call.

     Circuit-switched networks such as the PSTN have been built over decades for the single purpose of carrying real-time voice communications. These networks feature very high reliability, a guaranteed quality of

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

service (QoS) and ubiquitous availability. The common standard of reliability for a voice network is 99.999% ("five- nines") reliability, meaning that the network can only be down for a few minutes per year. The vast majority of calls over the PSTN have imperceptible delay and a consistently satisfactory audio quality known as "toll quality". Additionally, the PSTN is ubiquitous, with over 500 million lines installed throughout the world. However, circuit-switched networks have some inherent disadvantages. Allotting fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted, is inefficient. As a result, the bandwidth available for each call is relatively low (e.g. 33.6 kbps for a standard POTS call) and unacceptable for rich content such as music, high-quality audio or motion video. Furthermore, it is difficult for telecommunications service providers to provide differentiated services based on varying the bandwidth or QoS for a particular call.

     Equipment providers for the circuit-switched telecommunications network are traditional switch and PBX manufacturers such as Lucent Technologies, Nortel Networks and Siemens AG. Service providers for this market are regional Bell operating companies (RBOCs), long distance carriers and national public telephone companies.

     In contrast to voice networks, data networks, such as the Internet or the corporate LAN, utilize a "packet-switched" topology in which information between two communicating terminals (e.g. a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers and hubs across the network. Individual packets do not necessarily travel along the same path, nor arrive in the same order in which they were sent. If the terminals are not exchanging data then no bandwidth is allotted to their connection. Information is sent strictly in digital form over the entire connection, and the most common protocol used for communicating is the Internet protocol (IP).

     Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. The exponential growth of the Internet in recent years has proven the scalability of packet networks. However, most packet-switched networks offer limited or no QoS; typical networks cannot guarantee that a transmitted packet will arrive at its destination within a given amount of time, or at all, and cannot guarantee a minimum bandwidth available to a particular connection. Furthermore, traditional packet-switched networks offer only moderate reliability; for example, it is not uncommon for a corporate LAN to be down several hours every month.

     Equipment providers for the packet-switched telecommunications network are data networking companies like Cisco Systems, Inc., 3Com Corporation and Ascend Communications. Service providers for this market are mainly Internet service providers (ISPs).

     Until recently circuit-switched networks for real-time voice and video communications have been completely separate from packet-switched data networks. For example, a typical residential customer uses a different service provider and a different network for Internet access and for telephone calls. Most businesses have completely separate networks for voice (based on a PBX) and data (based on switches, routers and hubs). Recently, however, a strong trend towards the convergence of voice, video and data over packet-switched networks has emerged within the telecommunication industry, mainly focused on IP networks. This convergence has been enabled by several factors, including: the deregulation of the telecommunications industry, which has allowed new competitive local exchange carriers (CLECs) and long distance carriers to compete with established service providers in offering telephony services; the availability of low-cost digital signal processing technology required for transmission of voice over IP networks; the growth of large-scale IP networks such as the Internet; and the emergence of high-bandwidth, or broadband, access such as cable modems and DSL that extends the ability of IP networks to carry content to homes and businesses.

     Initial applications for IP telephony focused on voice, or voice-over-IP. The first VoIP product, launched in 1995, was a software package that allowed PC users to talk for free over the Internet. As reliable IP backbone connections became available, the VoIP market focused on applications such as IP fax and toll bypass in which calls were routed off the PSTN and onto the IP network at the local exchange through gateway equipment, and which provided reduced rates for long distance and international calls. Recently the market trend has been to bring IP to the "edge" of the network, i.e. to extend the IP component of the call from the backbone to the customer premises.

     A limiting factor for converged voice, video and data networks, particularly for residences and small businesses, has been the "last mile" of the network connection to the customer premises from the local exchange of the provider of network services. For residential applications, the last mile is usually a POTS telephone line, which is limited in bitrate to 56 Kbps downstream (i.e. from the exchange to the residence) and 33.6 Kbps upstream. Higher speed residential connections such as ISDN exist, but deployment of ISDN has been slowed by limited availability and expensive service. Recently, however, a new group of broadband access technologies has emerged that dramatically increases the bandwidth available for delivery of voice, video and data into the home. These technologies, including cable modems, DSL and high-bandwidth wireless local loop, offer high-speed connections to the Internet (ranging from several hundred Kbps to several megabits per second), are relatively low cost (typically a few hundred dollars for installation and $40 to $80 per month for service), and enable a multimedia IP communication. To date the deployment of broadband access technologies has been relatively small with a total installed base of a few million, but the deployment is expected to accelerate over the next several years and eventually penetrate a significant fraction of U.S. households. Adding to the potential of broadband access is the emergence of home networks, which connect PCs and communication appliances to each other and to the Internet at high speeds. These technologies will enable non-traditional telephone service providers such as cable operators and ISPs to compete with RBOCs to provide telephony services to consumers. These services will include basic dial tone, multiple phone lines, conference calling, web-based provisioning and billing, videoconferencing and video on demand.

     While the value proposition for IP communications thus far has been to reduce the charges for long-distance voice calls, the ultimate success of IP communications will depend on its ability to provide services and features that exceed the capability of switched-circuit networks. These services and features will leverage the connectivity, scalability and open architecture of the Internet. For example, IP communications allow a customer to provision a second or third line in his house over the Internet using a standard web browser, without requiring a visit from an installer or even a call to the phone company. The second or third line can be provided at a small incremental cost, allowing the customer to save money while the service provider increases its profits compared to the same scenario in the traditional switched circuit model.

     In order for the IP communications market to continue to grow, several things need to occur. First, IP networks must improve their QoS for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. Second, IP communications equipment must achieve "five-nines" reliability that users of the PSTN have come to expect from their telephone service. Third, IP communications service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers.

  Video Monitoring

     A growing number of businesses worldwide are installing new security systems that incorporate video monitoring or are expanding their existing systems to include video monitoring. Today the most common video monitoring product is closed-circuit TV (CCTV) security. Both large and small businesses use CCTV security systems and the market spans a wide range of applications and product types. CCTV systems are generally installed at a business location and, unless there is a guard at the location who can watch video monitors, the systems are used strictly for recording and archival purposes. The CCTV system records and stores all of the activity in view of the cameras. The video is typically not viewed real time and is used to review employee activity or as evidence in the event a crime is captured on tape. CCTV systems typically consist of any number of cameras, video switchers and video tape recorders.

     Until recently, CCTV systems were, as the name indicates, "closed-circuit" -- all the components of the system, including the monitor, had to be wired together and therefore, had to be in the same general location. Remote video monitoring products allow the user to move outside the confines imposed by a traditional closed circuit system. By combining a traditional CCTV system with a remote video monitoring product, and connecting the resulting system to the public telephone network, a corporate LAN or WAN, or some other network, the video being recorded in the CCTV system may also be observed at a distant location.

     There is a market need for cost-effective, high-quality remote video monitoring products. Traditional CCTV systems by themselves do not, for example, always provide an effective deterrent for problem employees since they provide no means for monitoring the premises from another location. Studies show that dealing with employee theft is the single most pressing concern held by owners of small businesses. However, since tapes from CCTV systems are generally reviewed only after a major event occurs, employees do not consider themselves at risk even if an advanced system is installed in the business. Employers need a way to see what is occurring at their business at any time, day or night, and from any location. A system filling this need becomes an effective deterrent, encouraging employees to act in the same manner with or without the owner present.

     Historically, security equipment manufacturers have responded slowly to demand for remote video monitoring products. Product offerings frequently have been expensive, offered slow frame speed, required the use of specialized software running on a PC, and/or required the use of an ISDN line. These factors have inhibited growth of the remote video monitoring market. The price was too high for mass-market acceptance, the performance was too low for those who could afford it, and the need for specialized software and ISDN lines deterred many resellers of security products. The Company's initial offering in the remote video monitoring market, the RSM-1500 module, provides a low-cost, high-quality product using an ordinary phone line without the use of a computer.

PRODUCTS

  Broadband Telephony

     The Company offers a range of technology products addressing the broadband communications marketplace. Products include semiconductor software and system level products. The Company's broadband telephony semiconductor products are based on the Company's proprietary architecture. This architecture combines, on a single chip, a custom RISC microprocessor, a high performance DSP core, static random access memory and proprietary software, which together perform the core processing functions required by broadband telephony and other digital communication applications. The Audacity Internet Telephony Processor (ITP) combines telephony protocols with audio compression/decompression algorithms and implements multiple, simultaneous Internet Protocol phone calls on a single integrated circuit.

     The Company's system level products are based upon its proprietary semiconductor architecture and are highly integrated gateway systems which allow for voice and data communications over broadband networks such as cable, DSL, and LANs.

     The table below describes the Company's current offerings in the broadband telephony area:

--------------------------------------------------------------------------------------------------
          PRODUCT                        DESCRIPTION                       APPLICATIONS
--------------------------------------------------------------------------------------------------
  Audacity ITP                Communications semiconductor for   - LAN audio communication systems
                              IP phone calls.                    - Cable modem audio communication
                                                                   systems
                                                                 - DSL audio communication systems
                                                                 - Internet phone calls
--------------------------------------------------------------------------------------------------
 Symphony VoIP Module         4-line VoIP gateway for broadband  - Cable modem peripheral device
                              networks                           for IP telephony
                                                                 - DSL peripheral device for IP
                                                                   telephony
                                                                 - LAN attachment for IP telephony
--------------------------------------------------------------------------------------------------

     - Audacity -- The Company recently announced the introduction of its Audacity ITP, which is designed to support IP based phone terminals and gateways operating over broadband networks. Systems based on the Audacity ITP benefit from the same RISC and DSP technology found in the Company's VCPex products. The Audacity ITP translates audio signals from analog telephones into the compressed data format needed for real time audio transmission over networks that use packet protocols, including corporate LANs, WANs and the Internet. Two versions of the Audacity ITP are available: the 8x84006ARCA provides full-duplex acoustic echo cancellation, DTMF detection and generation, and SGCP or H.323 communication stacks for up to two channels of G.728, four channels of
       G.723 and up to eight channels of G.711 or G.722. The 8x84106ARCA provides identical audio performance but adds a graphics display channel for driving TV or LCD screens for a user interface, or for network data or graphics. Implemented in 8x8's proprietary "dual programmable" architecture, the Audacity ITP has the flexibility of a general-purpose RISC processor while supplying the processing power of a single-instruction, multiple-datapath DSP. The RISC processor runs the user interface and the SGCP or H.323 communication stacks under the control of the 8xOS operating system, which performs memory management and process scheduling functions. The DSP executes the audio codec, DTMF detection/ generation and echo cancellation routines.

     - Symphony -- The Symphony VoIP Module, announced in April 1999, is a four-line, VoIP gateway designed to be used in a variety of applications including telephony over cable and DSL networks as well as the emerging IP-PBX segment. About the size of a video cassette tape, the Symphony VoIP module uses Audacity ITP to deliver four independent voice telephone lines over broadband IP networks. Multiple Symphony modules may be used together for applications requiring more than four telephone lines.

     The Symphony VoIP Module connects to cable, DSL modems or LANs via a standard Ethernet connection and it connects up to four telephones with standard RJ-11 connectors. The Symphony module supports numerous industry standard audio codecs including the G.711, G.722, G.723 and G.728 audio codecs. Any codec can be used on any line, and the codecs can be changed dynamically during a call. The Symphony module also provides full-duplex acoustic echo cancellation on each line. With its multi-codec capability, the module can respond to varying network congestion by switching among audio codecs both at the initiation of a call and also during a call. This ability to select lower bandwidth codecs allows system operators to make the most efficient use of their networks while maintaining call quality. The Symphony module supports the following call control protocols:
H.323, MGCP and the Cable Labs PacketCable Network Client Specification.

     To date, the Company has not generated significant revenue from its Broadband Telephony products.

  Video Monitoring Products

     The Company has created a new business unit to specifically target video monitoring applications. Currently, the Company offers the RSM-1500 Remote Surveillance Module to distributors and dealers in the security and surveillance industry.

--------------------------------------------------------------------------------------------------
          PRODUCT                        DESCRIPTION                       APPLICATIONS
--------------------------------------------------------------------------------------------------
 RSM-1500 Remote              Two-way video and audio            - Remote surveillance
 Surveillance Module          transmission system.               - Store monitoring
                                                                 - Day-care, health care video
                                                                   transmission
--------------------------------------------------------------------------------------------------

     - RSM-1500 -- The RSM-1500 Remote Surveillance module allows anyone within reach of a touch-tone telephone to monitor any similarly equipped location worldwide. The RSM-1500 module uses standard telephone lines to transmit both full-color motion video and audio in real-time, making remote surveillance of businesses and property both practical and cost-effective. The RSM-1500 module is designed with features tailored specifically for security and monitoring applications. These include: automatic camera selection, automatic connection mode with passcode security, Caller ID verification, electronic pan/tilt/zoom camera control, and a high-resolution snapshot mode, making the RSM-1500 module usable in small business, office, manufacturing facility, public safety, and a variety of residential applications. A black box about the size and shape of a video cassette tape, the RSM-1500 module connects to a standard telephone line and up to three in-store cameras (or to a multiplexer to connect additional cameras) and is fully compatible with existing CCTV systems. Using a second RSM-1500 module connected to a TV and telephone line at home or in the office, a business owner can dial in and see anything that is in view of the remote cameras in real-time, full-color motion video. No computer is required for operation on either end, making the RSM-1500 module simple and reliable to use. The RSM-1500 module uses the Company's LVP semiconductor and takes advantage of the Company's expertise in video and audio processing, network control protocols, and cost effective system design and manufacturing.

  Videoconferencing Semiconductors

     The Company's videoconferencing semiconductors are based on the Company's proprietary architecture. This architecture combines, on a single chip, a custom RISC microprocessor, a high performance DSP core, static random access memory and proprietary software, which together perform the core processing functions required by video communication and other digital video applications. The VCP, LVP and VCPex semiconductors also include specialized video processing circuitry.

     The table below describes the Company's videoconferencing semiconductors and their applications:

--------------------------------------------------------------------------------------------------
          PRODUCT                        DESCRIPTION                       APPLICATIONS
--------------------------------------------------------------------------------------------------
 VCP Video Communications     H.320 compression semiconductor    - PC ISDN video communication
 Processor                    for ISDN video communication         add-in boards
                              systems; or H.323 Semiconductor    - ISDN group video communication
                              for LAN Videoconferencing systems    systems
                              or Internet phone calls.           - LAN video communication systems
                                                                 - Internet phone calls
--------------------------------------------------------------------------------------------------
 LVP Low bit-rate Videophone  H.324 compression semiconductor    - Consumer video telephones for
 Processor                    for POTS video communication         POTS
                              systems                            - PC videophone add-in boards for
                              Compression semiconductor for        POTS
                              video capture and encoding         - Cameras with embedded
                              systems                              compression
                                                                 - Video capture PC add-in boards
--------------------------------------------------------------------------------------------------
 VCPex Enhanced Video         Successor product to the VCP and   - See VCP and LVP applications
 Communications Processor     LVP                                  above
--------------------------------------------------------------------------------------------------
 VPIC Video to PCI Interface  Interface chip which connects the  - PC (POTS, ISDN or LAN-based)
 Chip                         VCP/LVP devices to the PCI Bus       video communication boards
--------------------------------------------------------------------------------------------------

     - VCP -- Video Communications Processor. The Company's VCP is an integrated video communication semiconductor, which allows OEMs to develop video communication systems based on the H.320 standard for ISDN video communication or on the H.323 standard for LAN video communication. In recent quarters, the VCP accounted for the majority of the Company's semiconductor product sales. The Company's proprietary RISC and DSP technology allows a single VCP semiconductor to compress and decompress video at up to 30 frames per second for transmission over ISDN or high speed LAN networks. The VCP semiconductor includes video processing circuitry that compresses and decompresses video images. Systems designed using multiple VCPs are capable of providing full-duplex video quality approaching that of a television. The VCP can reside on PC add-in cards or non-PC based corporate conference room systems.

     - LVP -- Low bit-rate Videophone Processor. The LVP semiconductor is designed to support H.324 based videophones using standard POTS phone lines. Systems based on the LVP semiconductor benefit from the same RISC and DSP technology found in the Company's VCP product, and are designed to deliver video at up to 15 frames per second over a standard POTS telephone line. The LVP semiconductor can be designed into systems in a variety of form factors, including non-PC based systems that utilize a telephone and either a television or LCD display. The LVP semiconductor can also be designed into PC videophone add-in boards and used for multimedia compression applications which require high processing power to compress high bandwidth digital video, such as cameras with embedded compression, PC add-in boards for video capture and editing and CD-ROM title development. The LVP semiconductor is the core video communication semiconductor inside the Company's ViaTV and Video Monitoring products.

     - VCPex. The Company has begun production shipments of its VCPex semiconductor, which is the successor to its VCP and LVP semiconductors. The VCPex semiconductor provides greater functionality and operates at greater speeds than the VCP and LVP semiconductors. Many of 8x8's customers who have system designs based on the Company's VCP chip are developing new systems based upon the VCPex semiconductor.

     - VPIC -- Video to PCI Interface Chip. The VPIC semiconductor is a companion semiconductor to the Company's multimedia communication semiconductors. The VPIC semiconductor provides a direct interface between the Company's compression semiconductors and the high speed PCI expansion bus found in PCs. By providing a direct path into the PC's graphic display memory, the VPIC semiconductor allows PC board designers to improve the performance and quality of their designs based on the Company's multimedia communication semiconductors.

  Semiconductor Reference Design

     The Company sells reference designs, based on the Company's semiconductors, that serve as prototype system products. These reference designs allow a customer to leverage the Company's system design expertise and accelerate its time to market with new products. Each reference design is provided with schematics, complete documentation, video processor software and board-level software diagnostics.

  Application Software

     The Company sells its semiconductors with its proprietary application specific software to address the specific system requirements of various international audio, video and other telephony communication standards. This software, which is a combination of microcode assembly and C firmware, enables the Company's proprietary semiconductor architecture to implement multiple compression standards and network protocols such as H.320, H.323, H.324, MPEG, TCP/IP, and SGCP. In many cases, by enhancing its application software, the Company can improve the quality of transmitted audio and video, address emerging standards and add features to its existing semiconductor and system products. Certain of the Company's software may be ported to other platforms such as PCs or embedded controllers. The Company supplies an Application Programmers Interface (API) with its software to allow limited customization through an external microprocessor or host controller. The Company also sells licenses for the source code for its software to customers who wish to modify the software by adding their own features and controls. Development kits are also licensed to customers allowing them to write, compile and develop software for the Company's proprietary semiconductor architecture.

  ViaTV Consumer Videophones

     The Company developed a line of consumer videophone products that have been marketed and sold under the ViaTV brand name. The Company announced in April 1999 that due to the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product, the Company would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. There will be a transition period during which the Company will be selling its remaining inventory of the products through select channels, both retail and direct. The Company also plans to seek out OEM opportunities for its ViaTV videophone technology wherever possible. * The table below lists those products currently being offered.

--------------------------------------------------------------------------------------------------
          PRODUCT                        DESCRIPTION                         FEATURES
--------------------------------------------------------------------------------------------------
 ViaTV Model VC105 Set-top    H.324 set-top videophone           - Built-in video camera
 Videophone                   requiring connection to a          - Accessory port input
                              television and touch-tone phone.
--------------------------------------------------------------------------------------------------
 ViaTV Model VC150 Desktop    H.324 videophone requiring         - Built-in video camera
 Videophone                   connection to a touch-tone         - Built-in 4-inch LCD display
                              telephone.                         - Accessory port input
--------------------------------------------------------------------------------------------------

     The Company's ViaTV videophones connect to a standard touch-tone telephone and add video to an otherwise normal telephone call, without the need for a PC. The ViaTV videophones are designed to be compliant with the H.324 international standard for video telephony over POTS and to be compatible with PC and non-PC based systems that adhere to the H.324 standard. In addition, the ViaTV videophones are designed to communicate with full duplex audio and video rates of up to 15 frames per second. The ViaTV videophones are based on the Company's proprietary semiconductor and software technology and include a V.34 modem and display video on the display screen in several sizes, as well as in a simultaneous remote and self-view mode. Additional features include caller ID, electronic pan/tilt/zoom, snapshot mode, video privacy mode and an auto-answer feature with an optional security password. The ViaTV videophones are controlled through the touch-tone keypad of the user's telephone and menu driven instructions that appear on the video display screen.

     The VC105 videophone requires the use of a television as the display, while the VC150 videophone includes a built-in four-inch LCD video display. The VC105 and VC150 videophones each contain a built-in color video camera. Particular aspects of each product are as follows:

     - VC105 Set-top Videophone. The VC105 Set-top Videophone is the successor to the Company's initial videophone product, the VC100 videophone, which was first sold in February 1997. The VC105 videophone requires the use of a television as a display and it contains a built-in digital video camera. It is simple to install and use and is targeted primarily for home and small-business video communication use.

     - VC150 Desktop Videophone. The VC150 Desktop Videophone, which the Company first shipped in March 1998 contains a built-in four-inch LCD display and a built-in digital camera. As a result, it merely requires connection to a touch-tone telephone. The VC150 is suited for desktop or countertop use in a home or business environment.

     Since the Company has discontinued production of its ViaTV videophones, the ability of the Company to generate future revenues from this product line are highly uncertain.* The Company is currently attempting to sell its existing inventory of ViaTV products.

TECHNOLOGY

     The Company has developed the following technologies:

  Semiconductor Architecture

     The Company's digital and multimedia communication semiconductors share a common programmable architecture that enables implementation of multimedia communication applications in a highly efficient

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

manner. In such an application, a multimedia communication terminal must compress and transmit one or multiple sources of audio, video, graphics and/or other data while simultaneously receiving and decompressing similar data from a remote source. The Company's semiconductor architecture integrates two core processors that run in parallel: a 32-bit RISC microprocessor and a 64-bit Single Instruction Multiple Data (SIMD) DSP.

     The Company's VCP and LVP semiconductors currently in production are manufactured using 0.5 micron, 3-layer metal complementary metal oxide semiconductor (CMOS) process technology, while the VCPex and Audacity semiconductors are manufactured using 0.35 micron, 4-layer metal CMOS process technology. The VCP and LVP semiconductors operate at 5 volts, while the VCPex and Audacity semiconductors operate at 3.3 volts. Future generations the Company's semiconductors will likely be based on a 0.25 micron, 4-layer metal CMOS process technology and are expected to operate at 3.3 volts. *The Company may take advantage of further process shrinks for its semiconductors as they become available.*

     The Company's RISC processor core uses a proprietary instruction set specifically designed for multimedia communication applications. The RISC core in the VCP and LVP semiconductors operate at frequencies up to 36 MHz, while the RISC core in the VCPex and Audacity semiconductors operates at 40 MHz. The RISC core controls the overall chip operation and manages the input/output interface through a variety of specialized ports which connect the chip directly to external host, audio and network subsystems. This core is programmable in the C programming language and allows customers to add their own features and functionality to the device software provided by the Company. The RISC core accesses 32-bit instructions and data through a bus that interfaces to external static random access memory (SRAM).

     The Company's DSP core is a SIMD processor that implements computationally intensive video, audio and graphics processing routines as well as certain digital communications protocols. The DSP core in the VCP and LVP semiconductors operates at frequencies up to 72 MHz, while the VCPex and Audacity DSP cores operate at 80 MHz. The DSP core is programmable with a proprietary instruction set consisting of variable-length 32-bit and 64-bit microcode instructions that provide the flexibility to improve algorithm performance, enhance video and/or audio quality and maintain compliance with changing digital video, audio, graphics and communication protocol standards. The DSP cores access their instructions through an internal bus that interfaces to 8 kilobytes of on-chip SRAM and 8 kilobytes of on-chip read-only memory (ROM) that is preprogrammed with video and audio processing subroutines.

     The RISC and DSP cores combine to provide an efficient and flexible architecture that can be reconfigured through a change of application software. This flexibility allows the architecture to implement the fundamental processing steps that form the basis of SGCP/MGCP and H.323 standards-based audio telephony systems and H.320, H.323 and H.324 (together, H.32x) standards-based video communication systems.

     The Company's semiconductors contain hardware-accelerated data pre- and post-processing capabilities that manage the flow of multimedia information through the system and provide an interface to various network, telephony, and/or video capture and display devices. These capabilities include direct memory access (DMA) channels, memory control functions, bus control functions, and filtering and scaling algorithms.

     The Company's semiconductors contain interfaces to the external devices that comprise a typical digital multimedia communication system. These interfaces include digital video and/or audio ports, a programmable serial port (for communication via a synchronous digital interface) and a host port (for communication with a PC or microcontroller). In addition, the semiconductors contain memory bus interfaces to external SRAM for

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

access to stored RISC instruction and data and to external dynamic random access memory (DRAM) for access to stored audio, video and/or graphics data.

  Embedded Software

     The Company has developed a broad range of application software that runs on the Company's semiconductor products. The Company's application software allows the use of its semiconductors in systems that conform with various emerging and established international digital video, audio, graphics and communication protocol telephony standards. By refining its software, the Company can enhance quality, address new standards and add significant features and functionality to systems that contain the semiconductor product. In addition, certain of the Company's customers have licensed source code to which they add proprietary features, custom interfaces and, in some cases, algorithm improvements.

     The Company's software can be categorized as follows:

     - Control protocols that run on the RISC and manage user control, call negotiation, call progress and mixing and separation of audio, video and other data.

     - Audio and video codec routines that run on the DSP.

     - Digital communication and network protocols that interface to external communications networks such as POTS, ISDN and Ethernet LAN.

     - Development tools such as compilers, assemblers and debuggers that allow the Company and customers to write new applications and modify existing applications.

  Algorithm Expertise

     The Company has devoted significant resources to develop audio and video codec algorithms to meet new, emerging and established international telephony and video transmission standards. While most of these standards clearly specify the syntax requirements of a standards-compliant decoder, and thus what constitutes a valid encoded bitstream, they do not specify the methods by which an encoder generates such a bitstream. The flexibility of the Company's multimedia communication semiconductor architecture allows the Company to apply its core algorithm expertise to develop products for a variety of digital and multimedia communication applications.

     The Company's algorithm expertise enables the following:

     - Parallel Audio Coding and Processing Applications. The Company's proprietary implementations of standards-based audio compression algorithms and support applications (such as acoustic echo cancellation, tone detection and signal generation) allow systems that contain the Company's semiconductors to run several channels of IP telephony in parallel on a single device.

     - Video Coding Efficiency and Video Quality. The Company's proprietary motion search, mode decision and rate buffer control algorithms enhance video quality for Video Monitoring and communication applications.

     - Integrated Control of Real-Time Systems. Digital and multimedia communication systems are inherently complex due to the convergence of video, audio, network and control information. The Company's proprietary semiconductor architecture and control software manage these varying data streams in concert, thereby reducing the complexity of the external system design. In addition, the Company's single-chip control of audio and/or video data in certain applications provides for audio/video synchronization and minimization of transmission latency.

     - Robustness to Varying Network Conditions. Digital and multimedia communication systems must interface to networks with transmission characteristics that vary over time. These characteristics can cause network bandwidth to change and can result in the loss or corruption of transmitted information. The Company has developed control algorithms that adapt to changes in network bandwidth and that recover or conceal the loss or corruption of data in a way that reduces negative perceptual effects on the user.

     - Implementation of Network Communications Protocols. The Company has developed expertise in implementing both physical layer communications protocols (such as the V.34 modem standard) and low layer network management protocols (such as TCP/IP) as software modules on its programmable semiconductors. Inclusion of these modules in the Company's application software running on its programmable semiconductors leads to cost reduction and efficiency improvements in the resulting communication systems products.

  System Design

     The Company has developed expertise in integrating its semiconductors and software with peripheral components to produce complete digital telephony and multimedia communication systems. The Company's system technology consists of modular subsystems that can be combined and rearranged to interface to various networks (such as POTS, ISDN, Ethernet LAN and home networks) and to interface to various telephony devices, such as the analog phones in a home. In addition, the Video Monitoring products connect to video input and display devices which allows video data to be transmitted across various networks. The Company's system design expertise includes design and testing for national and international regulatory requirements such as consumer safety, public telephone network requirements and electromagnetic emissions.

CUSTOMERS AND MARKETING

     The Company markets its OEM semiconductor, system and associated software products through its own direct sales force as well as through distributors. The Company sells its VCP and VCPex semiconductors and related software and reference designs primarily to OEMs of ISDN office videoconferencing systems that use the H.320 and H.323 standards, including PictureTel Corporation, Siemens AG, Sony Electronics, Inc., VideoServer, Inc., VCON Telecommunications Ltd. and VTEL Corporation. The Company sells its LVP semiconductors and related software and reference board designs to OEMs of POTS video communication systems for the consumer market using the H.324 standard, such as Kyushu Matsushita Electric Co., Ltd. (KME), Leadtek Research, Inc., and Truedox Technology Corporation. The Company is selling its Audacitysemiconductor and Symphony module products to OEMs of broadband network equipment such as manufacturers of carrier-class gateway systems, cable and DSL modems and PBX manufacturers. To date, the Company has not generated significant revenue from its Audacity or Symphony products.

     The Company markets its RSM-1500 Remote Surveillance Module through its own direct sales force as well as through authorized distributors and dealers. The Company uses distributors such as ADI and Sprint North Supply to market its products to a wide range of security dealers who in turn market the product to end-users. Certain large dealers purchase product directly from the Company.

     Historically, the Company marketed its ViaTV products through retail channels, catalogs, and distributors. The Company also sold its ViaTV products through a direct marketing effort utilizing a combination of advertising and toll-free telemarketing in the United States and the United Kingdom. In conjunction with the Company's distributors and resellers, the ViaTV products have been sold in a number of countries throughout North America, Europe and Asia. The Company announced in April 1999 that due to the high cost of maintaining a consumer distribution channel, and the limited growth rate of the consumer videophone market, the Company would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. There will be a transition period during which the Company will be marketing its remaining inventory of the products through select channels, both retail and direct. The Company also plans to seek out OEM opportunities for its consumer videophone technology wherever possible, including licensing and/or private labeling arrangements.*

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

     The Company's direct sales force supports domestic and international sales and operates from the Company's headquarters in Santa Clara, California and a European office in London, England. As of March 31, 1999, the Company employed 47 persons in sales and marketing. These persons provide account support for direct, OEM, distributor and retail channel customers of the Company's products. In addition, these persons staff the Company's telemarketing and end user customer support efforts for its RSM-1500 and ViaTV products. The Company's sales and marketing personnel typically provide support to its OEM, distributor and retail channel customers through sales literature, periodic training, customer symposia, pre-sales support and joint sales calls. The Company utilizes several marketing programs to support the sale and distribution of its products, including participation in industry trade shows and conferences. The Company also publishes technical articles, distributes sales and product literature and has an active public relations plan to encourage coverage of the Company's products and technology by the media. In relation to its RSM-1500 and ViaTV products, the Company has utilized advertising in print media and on television and radio, in some cases in conjunction with its OEM, distributor and retail channel customers.

     Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Revenues from the Company's ten largest customers in the fiscal years ended March 31, 1999, 1998 and 1997 accounted for approximately 40%, 61% and 61%, respectively, of its total revenues. During the year-ended March 31, 1999, no customer accounted for 10% or more of total revenues. 3Com accounted for 20% during the year ended March 31, 1998, and ASCII, the Company's former distributor in Japan, accounted for 13% during the year ended March 31, 1997. The loss of, or any reduction in orders from, a significant customer, or any general decline in the market for multimedia communication products, could have a material adverse effect on the Company's business and operating results.

     Sales to customers outside of the United States represented 43%, 47% and 54% of total revenues in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Specifically, sales to customers in the Asia Pacific region represented 26%, 25% and 33% of the Company's total revenues for the years ended March 31, 1999, 1998 and 1997, respectively, while sales to customers in Europe represented 17%, 22% and 21% of the Company's total revenues for the same periods, respectively.

COMPETITION

     The Company competes with both manufacturers of digital signal processing semiconductors and gateway products developed for the growing VoIP marketplace. The Company also competes with manufacturers of multimedia communication semiconductors, and systems. The markets for the Company's products are characterized by intense competition, declining average selling prices and rapid technological change.

 Broadband Telephony and Videoconferencing Semiconductors

     The principal competitive factors in the market for broadband telephony and videoconferencing semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. The Company has a number of competitors in this market including Analog Devices, Audio Codes, Broadcom Corporation, Conexent, DSP Group, Lucent Technologies, Motorola, Inc., Neo Paradigm Labs, Philips Electronics, Telogy Networks, Texas Instruments, Inc. and Winbond Electronics. Certain of the Company's competitors for broadband telephony and videoconferencing semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

     Principle competitive factors in the market for VoIP gateway products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a large number of system suppliers offering carrier-class gateway products such as Ascend Communications, Inc., Cisco Systems, Inc., Clarent Corporation, Nokia Corporation, Nortel Networks, Nuera Communications, Inc., VolcalTec Communications, and Lucent Technologies. At this time there is limited competition in the residential and small office VoIP gateway market. The Company expects, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, the presence of the Company in the VoIP systems business may result in certain customers or potential customers perceiving the Company as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

 Video Monitoring and ViaTV Products

     The competitive factors in the market for the Company's RSM-1500 and ViaTV products include audio and video quality, acceptable phone line transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to-market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. The Company expects intense competition for its RSM-1500 module and faces ongoing competition for its ViaTV products as it exits that product area. Competition is expected from:

     - Large security equipment manufacturers. The Company may face intense competition for its Video Monitoring products from many well known, established suppliers of security equipment, such as Pelco, and Ultrek Electronics Limited who have continually reduced the cost of their products and may enter the market for lower cost video communication products.

     - Personal computer system and software manufacturers. Potential customers for the Company's RSM-1500 and ViaTV products may elect instead to buy PCs pre-equipped with video communication software capabilities or a third-party software application for use on a PC. As a result, the Company faces or may face competition from Intel, and PC software suppliers such as Microsoft, Netscape, Javelin and Prism.

     ADVIS, InnoMedia PTE Ltd., C-Phone Corporation, Leadtek Research, Inc., Truedox Technology Corporation and Video Communication Systems GmbH are among the companies selling low cost videophones, some targeted specifically at the video monitoring marketplace. Other companies have announced the development of low cost videophones. The Company expects that additional companies will introduce products that compete with the RSM-1500 and ViaTV products in the future. * Certain manufacturers or potential manufacturers of low cost videophones have licensed or purchased, or may license or purchase, the Company's technology and semiconductors in order to do so. KME and 3Com in particular have licensed substantially all of the technology underlying the ViaTV, and may use such technology to introduce products that compete with the RSM-1500 or ViaTV products. Each of Leadtek Research, Inc. and Truedox Technology Corporation license the Company's technology and purchase the Company's Videoconferencing semiconductors. The Company aggressively licenses its semiconductor, software and systems technology and sells its semiconductor and system products to third parties. Thus, it is likely that additional of the Company's OEM customers will become competitors with respect to the Company's RSM-1500 or ViaTV products business. Other competitors may purchase multimedia communication semiconductors and related technology from other suppliers.

     The Company's reliance on developing vertically integrated technology, comprising systems, circuit boards, software and semiconductors, places a significant strain on the Company and its research and development resources. Competitors that focus on one aspect of technology, such as systems or semiconductors, may have a considerable advantage over the Company. In addition, many of the Company's current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. Many also have greater name recognition and a larger installed base of products than the Company. Competition in the Company's markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

be better able than the Company to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that the Company will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on the Company's business and operating results.

MANUFACTURING

     The Company outsources the manufacturing of its semiconductors and its Broadband Telephony, Video Monitoring and ViaTV system products to independent foundries and subcontract manufacturers, respectively. The Company's primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation. Subcontract manufacturers include EFA Corporation in Taiwan and Flash Electronics in Fremont, California. The Company also relies on Amkor/Anam Electronics in South Korea for packaging and testing of its semiconductors. The Company does not have long term purchase agreements with its subcontract manufacturers or its component suppliers. There can be no assurance that the Company's subcontract manufacturers will be able or willing to reliably manufacture the Company's products, or that the Company's component suppliers will be able or willing to reliably supply components for the Company's products, in volumes, on a cost effective basis or in a timely manner. The Company may experience difficulties due to its reliance on independent semiconductor foundries, subcontract manufacturers and component suppliers that could have a material adverse effect on the Company's business and operating results.

     In addition, from time to time the Company may issue non-cancelable purchase orders to its third-party manufacturers for raw materials used in its Video Monitoring or other potential system level products to ensure availability for long lead-time items or to take advantage of favorable pricing terms. If the Company should experience decreased demand for its Video Monitoring products or future system level products, the Company would still be required to take delivery of and make payment for such raw materials. In the event of a significant decrease in system level product demand, such purchase commitments could have a material adverse effect on the Company's business and operating results.

RESEARCH AND DEVELOPMENT

     As of March 31, 1999, the Company had 51 employees engaged in research and development. Research and development expenses in the years ended March 31, 1999, 1998 and 1997 were $9.9 million, $12.3 million and $10.5 million, respectively. The Company's development of new products and the enhancement of existing products is essential to its success. Accordingly, the Company anticipates that research and developments expenses will continue to increase in the foreseeable future. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors, including the status of and prospects for various development projects.

     The Company's current and future research and development efforts relating primarily to digital and multimedia communication semiconductors have and will continue to focus on the Company's next generations of these products. Areas of emphasis will include enhanced versions of its digital communication semiconductor architectures intended to provide higher performance, enhanced functionality and further integration of certain essential system functions.* This integration is designed to permit improved system price/performance. Future software developments may focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms and additional features supporting both the Company's Broadband Telephony and Video Monitoring products.

     Research and development efforts relating to the Company's Broadband Telephony products are directed towards the addition of features, network protocols and audio enhancements to systems which include the Audacity semiconductor and Symphony VoIP module. To expand its line of telephony products, the Company

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

is developing new form factors, network topologies and embedded systems that are designed to comply with new and emerging IP telephony standards.*

     The Company also intends to commit significant research and development resources to developing additional products for Video Monitoring applications, including the addition of IP communications components such as streaming video over the Internet.*

     If the Company is unable to develop and introduce new or enhanced products in a timely manner, or if such new or enhanced products do not achieve sufficient market acceptance, it would have a material adverse effect on the Company's business and operating results.

LICENSING AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into licensing and development arrangements with its customers to promote the design, development, manufacture and sale of the Company's products. In order to encourage the use of its semiconductors, the Company has licensed portions of its systems technology and software object code for its semiconductors to virtually all of its semiconductor customers. Moreover, many of the Company's OEM customers have licensed portions of the source code to its software for its semiconductors. The Company intends to continue to license its semiconductor, software and systems technology to other companies, many of which are current or potential competitors of the Company.* Such arrangements may enable these companies to use the Company's technology to produce products that compete with the Company's Broadband Telephony and Video Monitoring products.

     The Company has also licensed the right to manufacture certain of its multimedia communication semiconductors, subject to payment of royalties, to several videoconferencing systems manufacturers. In addition, the Company has licensed portions of its multimedia communication semiconductor technology to ESS Technology. Of these licensees, ESS Technology may sell semiconductors based on the licensed technology to third parties, while the other licensees are limited to sale of such semiconductors as part of multimedia communication systems or sub-systems. The obligation of ESS Technology to pay royalties to the Company with regard to the sale of semiconductors based on the licensed technology will expire in October 2000.

     In the years ended March 31, 1999, 1998 and 1997, technology licensing revenues (all of which were nonrecurring) were $5.5 million, $14.5 million and $3.9 million, respectively. There can be no assurance that the Company will receive such licensing revenues in the future.

     The Company has in the past licensed and in the future expects to continuing licensing its technology to others, many of whom are located or may be located abroad.* There are no assurances that such licensees will protect the Company's technology from misappropriation.

     In addition to licensing its technology to others, the Company from time to time will take a license to others' technology. The Company relies upon certain technology, including hardware and software, licensed from third parties. The loss of, or inability to maintain, existing licenses could have a material adverse effect on the Company's business and operating results.

EMPLOYEES

     As of March 31, 1999, the Company employed a total of 146 people, including 29 in manufacturing operations, 51 in research and development, 47 in sales and marketing and 19 in general and administrative capacities. In April 1999, the Company announced that it would cease production of the ViaTV product line.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

At that time, the Company reduced the total number of employees to 126. The decrease in headcount was due primarily to lower personnel requirements for the sale and manufacture of ViaTVs. The Company also employs a number of temporary employees and consultants on a contract basis.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors as well as the factors discussed above under the headings "Competition" and "Manufacturing" should be considered in conjunction with the information in this Report on Form 10-K.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company recorded operating losses of $20.2 million and $13.6 million in the years ended March 31, 1999 and 1997, respectively, and operating losses in three of the four quarters in fiscal 1998. The Company would not have been profitable in fiscal 1998 had it not received nonrecurring license and other revenues. Revenues fluctuated from $19.1 million in fiscal 1997 to $49.8 million in fiscal 1998 to $31.7 million in fiscal 1999. In view of the Company's historical operating losses, there can be no assurance that the Company will be able to achieve profitability on either an annual or quarterly basis.

NO ASSURANCE OF FUTURE LICENSE AND OTHER REVENUES

     The Company has in the past received substantial revenues from licensing of technology. License and other revenues, all of which were nonrecurring, were $5.5 million, $14.5 million and $3.9 million in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. There can be no assurance that the Company will receive revenues from licensing of its technology in the future, which could have a material adverse effect on the Company's business and operating results.

DISCONTINUATION OF VIATV PRODUCT LINE

     The Company announced in April 1999 that it would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. In fiscal 1999 and 1998, ViaTV and revenues represented 49% and 38% of product revenues, respectively. With the discontinuation of production, it is not clear how much, if any, revenue the Company will be able to generate from selling its existing inventories of ViaTV's. The Company does not expect to be able to generate revenues from its other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all.* If the Company cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on the Company's business and operating results.

     In fiscal 1999, the Company recognized a $5.7 million expense associated with valuing the ViaTV inventory at the current estimated fair market value. The Company's discontinuation of the sale of ViaTV's may also result in higher levels of product returns, the necessity of granting price protection to resellers, more lengthy receivable collection cycles and higher warranty costs, which may have a material adverse effect on the Company's business and operating results. If the Company is unable to sell the remaining ViaTV inventory in a timely manner, at or above the estimated fair market value, it would have a material adverse effect on the Company's business and operating results. At March 31, 1999, the ViaTV inventory was recorded on the Company's financial statements at a value of $2.5 million.

     The Company's operating results historically have been subject to increased seasonality with sales higher during the Company's third fiscal quarter, corresponding to the Christmas shopping season. The Company's discontinuation of ViaTV products may result in substantially different patterns in operating results.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

DEPENDENCE ON FUTURE BROADBAND TELEPHONY REVENUE

     The Company believes that its business and future profitability will be largely dependent on widespread market acceptance of its Broadband Telephony products.* Neither the Company's Videoconferencing Semiconductor business nor its Video Monitoring business have provided, nor are they expected to provide sufficient revenues to profitably operate the Company. To date, the Company has not sold any significant quantities of broadband telephony products. If the Company is not able to generate revenue selling into the broadband telephony market, it would have a material adverse effect on the Company's business and operating results.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company's historical operating results have fluctuated significantly and will likely continue to fluctuate in the future. On an annual and a quarterly basis there are a number of factors that may affect the operating results of the Company, many of which are outside the Company's control. These include, but are not limited to, changes in market demand, the timing of customer orders, competitive market conditions, lengthy sales cycles, regulatory approval cycles, new product introductions by the Company or its competitors, market acceptance of new or existing products, the cost and availability of components, the mix of the Company's customer base and sales channels, the mix of products sold, the management of inventory, the level of international sales, continued compliance with industry standards and general economic conditions.

     The Company's gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for the Company's products are characterized by falling average selling prices. The Company expects that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for the Company's semiconductor products will likely decrease for the foreseeable future.* The market for IP telephony semiconductors is likely to be a high volume market characterized by commodity pricing. The Company will not be able to generate ASP's or gross margins for its Broadband Telephony semiconductors similar to those that it has historically commanded for its videoconferencing semiconductors. In addition, the gross margins for the Company's Video Monitoring and Broadband systems products are, and will likely continue to be, substantially lower than the gross margins for its semiconductors. In the likely event that the Company encounters significant price competition in the markets for its products, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

     Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of the Company's business may be derived from orders placed by a limited number of large customers, including OEM customers, the timing of such orders can also cause significant fluctuations in the Company's operating results. For example, 3Com, which purchased approximately 34% of ViaTV videophones sold by the Company in the year ended March 31, 1998, has not ordered additional products from the Company since delivery of its purchases in the quarter ended December 31, 1997. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in the Company's revenues may be magnified by the Company's inability to adjust spending to compensate for such shortfall. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

existing products, which would also have a material adverse effect on the Company's business and operating results.

     The Company's products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of the Company's practice of building its products to necessarily imprecise forecasts, it is likely that, from time to time, the Company will have either excess or insufficient product inventory. In particular, the Company had significant inventory quantities of its ViaTV products, both on hand and at its retail distributors when the Company discontinued production in April 1999. In the fourth quarter ended March 31, 1999, cost of product revenues included a $5.7 million charge associated with the write off of inventories related to the Company's decision to cease production of its ViaTV product line. At March 31, 1999, the ViaTV inventory was recorded at a value of $2.5 million. Because retailers and other distributors may have contractual rights to price protection if the Company decreases the selling price, and because the Company may need to significantly decrease the selling price to sell existing ViaTV inventory, the Company's cost of such inventory may exceed the Company's actual selling price. Excess inventory levels will subject the Company to the risk of inventory obsolescence and the risk that the Company's selling prices may drop below the Company's inventory costs, while insufficient levels of inventory may negatively affect relations with customers. Any of these factors could have a material adverse effect on the Company's operating results and business.

     As a result of these and other factors, it is likely that in some future period the Company's operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for the Company's common stock.*

NEED FOR ADDITIONAL CAPITAL

     The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of March 31, 1999, the Company had approximately $15.8 million in cash and cash equivalents. However, the Company currently estimates that it will be required to raise additional financing at some point during calendar year 2000.* The Company will be evaluating financing alternatives prior to that time. There also can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

DEPENDENCE ON KEY CUSTOMERS

     Historically, a significant portion of the Company's sales has been to relatively few customers, although the composition of these customers has varied. Revenues from the Company's ten largest customers in the years ended March 31, 1999, 1998 and 1997 accounted for approximately 40%, 61% and 61%, respectively, of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998 and ASCII, the Company's former distributor in Japan, accounted for 13% of total revenues during the year ended March 31, 1997. Substantially all the Company's product sales have been made, and are expected to be made, on a purchase order basis. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Further, all of the Company's license and other revenues are nonrecurring.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

RELIANCE ON GROWTH OF THE IP TELEPHONY MARKET

     Success of the Company's Broadband Telephony product strategy assumes that there will be future demand for IP telephony systems. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve their QoS for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the five-nines reliability that users of the PSTN have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. There can be no assurance that any or all of these will occur and a failure of any or all of these to occur may have a material adverse effect on the Company's business.

UNCERTAINTY OF MARKET ACCEPTANCE OF VIDEO MONITORING PRODUCTS

     Due to bandwidth constraints, the Company's Video Monitoring products transmit video over a POTS line at a frame rate and resolution that are significantly less than the frame rate and resolution of standard CCTV monitors. Furthermore, the Company's Video Monitoring products transmit audio over a POTS line with a fidelity that is often less than toll quality and that degrades in the presence of background noise. The POTS infrastructure varies widely in configuration and integrity, which can degrade, make unreliable or even eliminate the digital connections between the Company's Video Monitoring products. The security industry demands a high degree of quality, robustness and reliability of its products. Actual or perceived technical difficulties or insufficient video or audio quality could impede market acceptance and have a material adverse effect on the Company's business and results of operations.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCT INTRODUCTION

     The IP telephony and video monitoring are emerging markets and are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, the Company must continue to design, develop, manufacture and sell new and enhanced products that provide increasingly higher levels of performance and reliability and lower cost, take advantage of technological advancements and changes, and respond to new customer requirements. The Company's success in designing, developing, manufacturing and selling such products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, cost-effectiveness of products under development, effective manufacturing processes and the success of promotional efforts.

     The Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future.* If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance or if such new product introductions decrease demand for existing products, it would have a material adverse effect on the Company's business and operating results.

RELIANCE ON PARTNERSHIPS FOR BROADBAND TELEPHONY PRODUCTS

     The Company is entering into new market areas and its success is partly dependent on its ability to forge new marketing and engineering partnerships. IP telephony communications systems are extremely complex

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

and no single company possesses all the required technology components needed to build a complete end to end solution. Partnerships will be required to augment the Company's development programs and to assist it in marketing complete solutions to its customer base. There can be no assurance that the Company will be capable of developing such partnerships in the course of its product development. Even if the Company does establish the necessary partnerships, there can be no assurance that the Company will be able to adequately capitalize on these partnerships to aid in the success of the Company's business.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RELIANCE ON THIRD PARTY LICENSES

     The Company relies in part on trademark, copyright and trade secret law to protect its intellectual property in the United States and abroad. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. The Company also relies in part on patent law to protect its intellectual property in the United States and abroad. The Company currently holds nine United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures and memory architecture technology, and has a number of United States and foreign patent applications pending. There can be no assurance that any such patent applications will result in an issued patent. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited) will be adequate or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patent of the Company. The Company has in the past licensed and in the future expects to continuing licensing its technology to others, many of whom are located or may be located abroad.* There are no assurances that such licensees will protect the Company's technology from misappropriation. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results.

     There has been substantial litigation in the semiconductor, electronics and related industries regarding intellectual property rights, and there can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. The Company's broad range of technology, including systems, digital and analog circuits, software and semiconductors, increases the likelihood that third parties may claim infringement by the Company of their intellectual property rights. If the Company were found to be infringing on the intellectual property rights of any third party, the Company could be subject to liabilities for such infringement, which could be material, and the Company could be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on the Company's business and operating results. From time to time, the Company has received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that the Company will prevail in these discussions and actions, or that other actions alleging infringement by the Company of third-party patents will not be asserted or prosecuted against the Company.

     On March 2, 1999, the Company was informed that the Lemelson Foundation Partnership filed a lawsuit in the United States District Court in Phoenix, Arizona on February 26, 1999, against the Company and eighty-seven other United States semiconductor and electronics companies for alleged infringement of patent rights claimed to be owned by the Lemelson Medical Foundation. Litigation may be necessary in the future to determine the validity and scope of the claimed proprietary rights of the Lemelson Medical Foundation, or to

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

defend against the alleged claims of infringement. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results. If the Company were found to be infringing on the alleged intellectual property rights of the Lemelson Medical Foundation, the Company could be subject to liabilities for such infringement, which could be material, and the Company could be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on the Company's business and operating results.

COMPLIANCE WITH REGULATIONS AND INDUSTRY STANDARDS

     Circuit-switched networks such as the PSTN feature a very high reliability, with a guaranteed QoS. The common standard for reliability of carrier-grade real-time voice communications is 99.999%, meaning that the network can be down for only a few minutes per year. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks such as LANs, WANs and the Internet, or emerging last mile technologies such as cable, DSL and wireless local loop will not be used for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

     The Company believes that the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Broadband telephony products rely heavily on standards such as H.323, SGCP, MGCP, and H.GCP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. Furthermore, the industry has had difficulty achieving true multivendor interoperability for highly complex standards such as H.323. Standards are continuously being modified and replaced. As standards evolve, the Company may be required to modify its existing products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of the Company's Broadband Telephony products, which would have a material adverse effect on the Company's business and operating results.

     The Company must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving government regulations could delay or interrupt volume production of its Broadband Telephony or Video Monitoring products, which could have a material adverse effect on the Company's business and operating results.

TRANSITION TO SMALLER GEOMETRY PROCESS TECHNOLOGIES AND HIGHER LEVELS OF DESIGN INTEGRATION

     The Company continuously evaluates the benefits, on an integrated circuit, product-by-product basis, of migrating to smaller geometry process technologies in order to reduce costs and has commenced migration of certain future products to smaller geometry processes. The Company believes that the transition of its products to increasingly smaller geometries will be important for the Company to remain competitive. The Company has in the past experienced difficulty in migrating to new manufacturing processes, which has resulted and could continue to result in reduced yields, delays in product deliveries and increased expense levels. Moreover, the Company is dependent on its relationships with its foundries and their partners to migrate to smaller geometry processes successfully. No assurance can be given that the Company's future process migrations will be achieved or achieved without difficulties, delays or increased expenses, or at all. The Company's business, financial condition and results of operations could be materially and adversely affected if any such transition is substantially delayed or inefficiently implemented. As smaller geometry processes become more prevalent, the Company expects to integrate greater levels of functionality as well as customer and third-party intellectual property into its products.* Some of this intellectual property includes analog components for which the Company has little or no experience or in-house expertise. No assurance can be given that higher levels of design integration or the use of third-party intellectual property will not adversely affect the Company's ability to deliver new integrated products on a timely basis, or at all.

PRODUCT COMPLEXITY

     Products as complex as those offered by the Company frequently contain errors, defects and functional limitations when first introduced or as new versions are released. The Company has in the past experienced such errors, defects or functional limitations. The Company sells products into markets that are extremely demanding of robust, reliable, fully functional products. Therefore delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage the Company's credibility with its customers and adversely affect the Company's ability to retain its existing customers and to attract new customers. Moreover, such errors, defects or functional limitations could cause problems, interruptions, delays or a cessation of sales to the Company's customers. Alleviating such problems may require significant expenditures of capital and resources by the Company. There can be no assurance that, despite testing by the Company, its suppliers or its customers, errors, defects or functional limitations will not be found in new products after commencement of commercial production, resulting in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from the Company's other development efforts, product repair or replacement costs, claims by the Company's customers or others against the Company, or the loss of credibility with the Company's current and prospective customers. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL OPERATIONS

     Sales to customers outside of the United States represented 43%, 47% and 54% of total revenues in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Specifically, sales to customers in the Asia Pacific region represented 26%, 25% and 33% of the Company's total revenues for the fiscal years ended March 31, 1999, 1998 and 1997, respectively, while sales to customers in Europe represented 17%, 22% and 21% of the Company's total revenues for the same periods, respectively.

     International sales of the Company's semiconductors will continue to represent a substantial portion of the Company's product revenues for the foreseeable future.* In addition, substantially all of the Company's current products are, and substantially all of the Company's future products will be, manufactured, assembled and tested by independent third parties in foreign countries.* International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable and difficulty in staffing and managing foreign operations. The Company is also subject to geopolitical risks, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships, in connection with its international operations. A significant decline in demand from foreign markets, which may result from the current economic conditions in the Asia Pacific region, or for other reasons could have a material adverse effect on the Company's business and operating results.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

MANAGEMENT OF GROWTH AND CHANGE; DEPENDENCE ON KEY PERSONNEL

     The development and marketing of the Company's Broadband Telephony and Video Monitoring products will continue to place a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to successfully attract, train, motivate, retain and manage employees, particularly key engineering and managerial personnel, to effectively integrate new employees into its operations and to continue to improve its operational, financial and management systems. The Company's failure to manage its growth and changes in its business effectively and to attract and retain key personnel could have a material adverse effect on the Company's business and operating results.

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the shares of the Company's common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as: (1) actual or anticipated fluctuations in the Company's operating results; (2) announcements of technical innovations; (3) loss of key personnel;
(4) new products or new contracts by the Company, its competitors or their customers; (5) governmental regulatory action; (6) developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts and other factors which could be unrelated to, or outside the control of, the Company. The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a Company's securities, securities class action litigation has often been initiated against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and operating results. Any settlement or adverse determination in such litigation would also subject the Company to significant liability, which would have a material adverse effect on the Company's business and financial condition.

ITEM 2. PROPERTIES

     The Company's principal operations are located in an approximately 45,623 square foot facility in Santa Clara, California. This lease expires in May 2003. The Company also leases 2,663 square feet in London, England. This lease expires in July 1999 and the Company has no option to extend the lease. The Company's existing facilities are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

     On March 2, 1999, the Company was informed that the Lemelson Foundation Partnership filed a lawsuit in the United States District Court in Phoenix, Arizona on February 26, 1999, against the Company and eighty-seven other United States semiconductor and electronics companies for alleged infringement of patent rights claimed to be owned by the Lemelson Medical Foundation. Litigation may be necessary in the future to determine the validity and scope of the claimed proprietary rights of the Lemelson Medical Foundation, or to defend against the alleged claims of infringement. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on the Company's business and operating results. If the Company were found to be infringing on the alleged intellectual property rights of the Lemelson Medical Foundation, the Company could be subject to liabilities for such infringement, which could be material, and the Company could be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on the Company's business and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company effected its initial public offering on July 2, 1997. Since that date, 8x8's common stock has been traded on the Nasdaq National Market under the symbol "EGHT." No dividends have ever been paid or declared on 8x8's common stock. The Company currently does not anticipate paying any cash dividends on its capital stock in the foreseeable future. As of March 31, 1999, there were 279 holders of record of the Company's common stock. Many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, therefore, the Company is unable to determine the total number of stockholders represented by these record holders. Responses from brokers and other institutions regarding shares held on behalf of other stockholders indicate that there were at least 12,400 such other stockholders as of March 31, 1999.

                          PRICE RANGE OF COMMON STOCK

                           PERIOD                             HIGH      LOW
                           ------                             ----      ---
Fiscal 1998
  Second Quarter (from July 2, 1997)........................  $11 13/16 $ 6 5/8
  Third Quarter.............................................  $16       $10 7/16
  Fourth Quarter............................................  $10 7/8   $ 5 1/2
Fiscal 1999
  First Quarter.............................................  $ 7 1/8   $ 5
  Second Quarter............................................  $ 5 1/16  $ 1 7/8
  Third Quarter.............................................  $ 9 3/8   $ 2 1/4
  Fourth Quarter............................................  $ 7       $ 3 11/16

     On February 17, 1998, the Company, issued to Stanford University a warrant to purchase 10,000 shares of the Company's common stock at a per share exercise price of $5.50, then equal to its fair market value. This warrant expired on February 17, 1999. This warrant and the underlying shares are not registered under the Securities Act of 1933, as amended, and were issued pursuant to the exemption provided by Section 4 (2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEAR ENDED MARCH 31,
                                         -----------------------------------------------------
                                           1999       1998        1997       1996       1995
                                         --------    -------    --------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.........................  $ 31,682    $49,776    $ 19,146    $28,774    $19,929
Net income (loss)......................   (19,224)     3,727     (13,613)    (3,217)    (5,881)
Net income (loss) per share:
  Basic................................  $  (1.28)   $  0.31    $  (2.56)   $ (0.70)   $ (1.34)
  Diluted..............................  $  (1.28)   $  0.25    $  (2.56)   $ (0.70)   $ (1.34)
Total assets...........................  $ 28,709    $46,429    $ 12,727    $23,067    $20,644

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

     To date, the Company has marketed its line of multimedia communication semiconductors and related technology to OEMs and distributors, mainly for videoconferencing and videophone applications. This product line includes the LVP, VCP and VCPex semiconductors.

     In an effort to expand the available market for its multimedia communication products, and to capitalize on its vertically integrated technology, the Company began developing low-cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. The ViaTV videophone enables phone call participants to both hear and see each other while communicating over a standard analog telephone line. The Company shipped its first ViaTV product in February 1997, and over the next two years introduced several new videophone products, expanded its distribution channels in North America, Europe and Asia, and became a leading manufacturer of consumer videophones. However in the fourth quarter of fiscal 1999, the Company determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, the Company announced in April 1999 that it would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. In conjunction with this decision the Company recorded a $5.7 million charge associated with the write off of ViaTV videophone inventories. The Company does not expect to be able to generate revenues from its other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all.* If the Company cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on the Company's business and operating results.

     In June 1998, the Company entered the market for video monitoring products with its RSM-1500 Remote Surveillance Module. The RSM-1500 module enables real-time remote video monitoring over POTS lines. The target market for video monitoring is primarily owners of small businesses such as convenience stores and restaurants who need the ability to view their premises from any remote location in the world at any time. The Company currently sells its RSM-1500 product to security distributors and dealers in North America, and is attempting to expand its distribution channels into Europe and Asia.

     In December 1998, the Company introduced a new semiconductor product, the Audacity Internet telephony processor, which combines telephony protocols with audio compression/decompression algorithms and implements multiple, simultaneous Internet protocol phone calls on a single integrated circuit. In April 1999, the Company announced its Symphony VoIP Module, an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. These products reflect the Company's recent efforts to develop Broadband Telephony technology. To date the Company has not realized any revenue from its products focused on the IP telephony market.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto:

  Revenues

                                                     YEAR ENDED MARCH 31,
                                         --------------------------------------------
                                             1999            1998            1997
                                         ------------    ------------    ------------
                                                        (IN MILLIONS)
Product revenues.......................  $26.2     83%   $35.3     71%   $15.2     80%
License and other revenues.............    5.5     17%    14.5     29%     3.9     20%
                                         -----    ---    -----    ---    -----    ---
                                         $31.7    100%   $49.8    100%   $19.1    100%
                                         =====    ===    =====    ===    =====    ===

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

     Total revenues were $31.7 million, $49.8 million and $19.1 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Total revenues for fiscal 1999 were divided among multimedia communication semiconductors ($10.3 million), ViaTV systems ($12.9 million), video monitoring systems ($3.0 million) and nonrecurring license and other revenues ($5.5 million). In fiscal 1998, total revenues were divided among multimedia communications semiconductors ($21.9 million), ViaTV systems ($13.4 million) and nonrecurring license and other revenues ($14.5 million). In fiscal 1997, total revenues were divided between semiconductors ($14.8 million), ViaTV systems ($500,000) and nonrecurring license and other revenues ($3.9 million).

     Product revenues were $26.2 million in fiscal 1999, a decrease of $9.1 million from the $35.3 million reported in fiscal 1998. The decrease in product revenues in fiscal 1999 compared to fiscal 1998 is primarily due to a decrease in sales of the Company's multimedia communication semiconductors, partially offset by an increase in sales of the Company's ViaTV and Video Monitoring system products. In fiscal 1998, product revenues increased by $20.1 million above the $15.2 million reported in fiscal 1997. The increase in product revenues is primarily due to sales generated from the Company's ViaTV products, combined with an increase in sales of the Company's multimedia communication semiconductors, offset by a decrease in both MPEG semiconductor and math co-processor sales due to the discontinuation of such product lines in fiscal 1997.

     License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services performed by the Company for its customers. License and other revenues were $5.5 million in fiscal 1999, a decrease of $9.0 million from the $14.5 million reported in fiscal 1998, due in part to the approximately $5.3 million paid by 3Com in fiscal 1998 for a license to substantially all of the Company's technology underlying its ViaTVs. Compared to fiscal 1997, in fiscal 1998 license and other revenues increased by $10.6 million from $3.9 million to $14.5 million, due in part to the $5.3 million paid by 3Com in fiscal 1998.

     Revenues from the Company's ten largest customers in the fiscal years ended March 31, 1999, 1998 and 1997 accounted for approximately 40%, 61% and 61%, respectively, of its total revenues. During the year ended March 31, 1999, no customer accounted for 10% or more of total revenues. 3Com accounted for 20% during the year ended March 31, 1998, and ASCII, the Company's former distributor in Japan, accounted for 13% during the year ended March 31, 1997.

     Sales to customers outside the United States represented 43%, 47% and 54% of total revenues in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Specifically, the Company's sales to the Asia Pacific region represented 26%, 25% and 33% of total revenues for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. The Company's sales to Europe represented 17%, 22% and 21% of total revenues for the fiscal years ended March 31, 1999, 1998, and 1997, respectively.

  Cost of Revenues

                                                             YEAR ENDED MARCH 31,
                                                          ---------------------------
                                                          1999       1998       1997
                                                          -----      -----      -----
                                                                 (IN MILLIONS)
Cost of product revenues................................  $24.2      $17.8      $12.0
As a percentage of product revenues.....................     92%        50%        79%
Cost of license and other revenues......................  $ 0.1      $ 1.1      $   0
As a percentage of license and other revenues...........      2%         7%         0%

     The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $24.2 million, $17.8 million and $12.0 million for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. In fiscal 1999, cost of product revenues included a $5.7 million charge associated with the write off of inventories related to the Company's decision to cease production and distribution of its ViaTV product line. In addition, increased costs associated with increased ViaTV videophone revenues were partially offset by decreased cost of shipments of the Company's multimedia communication semiconductor products. The cost of product revenues for the ViaTV and Video Monitoring products is substantially greater as a percentage of related revenues as compared to the Company's multimedia semiconductor products. The cost of product revenues in fiscal year 1998 included costs associated with increasing shipments of its ViaTV videophone products. In fiscal 1997, cost of product revenues included a $4.0 million charge associated with the write-off of inventories related to the Company's discontinuation of the MPEG product line in September 1996. As a result of this write-off, costs for the period increased and were equal to 79% of product revenue.

     Cost of license, and other revenues was $100,000 and $1.1 million for the fiscal years ended March 31, 1999 and 1998, respectively. In fiscal 1998 cost of license and other revenues consisted of personnel and other costs incurred to perform certain development work under terms of a nonrecurring engineering contract between the Company and one of its customers. There were no costs associated with license and other revenues in the fiscal year ended March 31, 1997.

  Gross Profit

                                                              YEAR ENDED MARCH 31,
                                                           ---------------------------
                                                           1999       1998       1997
                                                           -----      -----      -----
                                                                  (IN MILLIONS)
Gross profit.............................................  $ 7.4      $30.9      $ 7.1
As a percentage of total revenues........................     23%        62%        37%

     Total gross profit was $7.4 million, $30.9 million and $7.1 million in fiscal 1999, 1998 and 1997, respectively. Gross profit from product revenues was $2.0 million, $17.5 million and $3.2 million for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. Gross profit from license and other revenues, all of which were nonrecurring was $5.4 million, $13.4 million and $3.9 million in fiscal 1999, 1998 and 1997, respectively.

     The decrease in gross profit and margin from product revenues in fiscal 1999 compared to fiscal 1998 was due to the decrease in multimedia communication semiconductor revenues and to the $5.7 million write off of inventories due to the Company's decision to cease production and distribution of its ViaTV videophone product line. The increase in gross profit and margin from product revenues in fiscal 1998 compared to fiscal 1997 was due to the increase in multimedia communication semiconductor revenues in fiscal 1998 and to lower revenues and charges associated with the write-off of inventories related to the Company's exit from the MPEG semiconductor market in fiscal 1997.

     The Company's gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for the Company's products are characterized by falling average selling prices. The Company expects that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for the Company's multimedia communication semiconductor products will likely decrease for the foreseeable future.* Because the market is emerging, the average selling price for broadband telephony semiconductors is uncertain. The Company may not be able to attain ASPs similar to those of its historical videoconferencing semiconductors. If ASPs are lower, gross margins will be lower than the Company's historical gross margins, unless costs for Broadband Telephony semiconductors are also proportionately lower. In addition, the gross margins for the Company's Video Monitoring products are, and will continue to be, substantially lower than the gross margins for its semiconductors. In the likely event that the Company encounters significant price competition in the markets for its products, the Company could be at a significant disadvantage compared to its competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

  Research and Development Expenses

                                                              YEAR ENDED MARCH 31,
                                                           --------------------------
                                                           1999      1998       1997
                                                           ----      -----      -----
                                                                 (IN MILLIONS)
Research and development.................................  $9.9      $12.3      $10.5
As a percentage of total revenues........................    31%        25%        55%

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for the Company to conduct its development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $9.9 million, $12.3 million and $10.5 million for fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, 1998 and 1997, research and development expenses were concentrated on multimedia communication semiconductors and ViaTV and Video Monitoring systems products. In addition, in fiscal 1999 the Company's research and development costs also included costs associated with the development of the Audacity Internet telephony processor, and the Symphony VoIP module. Lower research and development expenses during fiscal 1999 were due to decreases in profit sharing and incentive bonuses, non-recurring ViaTV and Video Monitoring system design costs, and costs associated with materials and tooling used in prototype builds of the Company's ViaTV and Video Monitoring system products. During fiscal 1998, research and development costs would have been higher, except that certain research and development personnel performed non-recurring engineering services under a revenue-generating contract. The costs associated with this contract were included in the cost of license and other revenues. Higher research and development costs as a percentage of total revenues for fiscal 1999 were due to lower revenues as compared to fiscal 1998. The non-cash compensation expense recognized on certain stock option grants and charged to research and development decreased to $194,000 in fiscal 1999 from $416,000 in fiscal 1998, and $1.1 million in fiscal 1997.

     The Company expects to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.*

  Selling, General and Administrative Expenses

                                                             YEAR ENDED MARCH 31,
                                                          ---------------------------
                                                          1999       1998       1997
                                                          -----      -----      -----
                                                                 (IN MILLIONS)
Selling, general and administrative.....................  $17.7      $17.4      $10.1
As a percentage of total revenues.......................     56%        35%        53%

     Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $17.7 million, $17.4 million and $10.1 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, expenses increased due to costs associated with the marketing, advertising and promotion of the Company's ViaTV videophone product line, additional headcount required to support these activities, and expenses associated with the Company's implementation of a new enterprise-wide database and information management system. These increases were substantially offset by decreases in profit sharing and incentive bonuses, and commission expenses. Compared to fiscal 1997, in fiscal 1998 selling general and administrative

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

expenses increased by $7.3 million due to additional headcount, higher compensation costs and costs associated with the marketing, advertising and promotion of the Company's ViaTV videophone product line.

     In April 1999, the Company announced that it would cease production of the ViaTV videophone product line and withdraw from its distribution channels over the next several quarters. As a result, the Company expects decreases in the expenses associated with promoting the ViaTV videophone product line.* However, the Company will likely need to increase sales and marketing personnel to support the IP telephony and video monitoring markets.* As a result, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.*

     The non-cash compensation expense recognized on certain stock option grants and charged to selling, general and administrative decreased to $159,000 in fiscal 1999 from $741,000 in fiscal 1998 and $3.1 million in fiscal 1997.

  Other Income, Net

     Other income, net, consists primarily of interest earned on cash equivalents and short-term investments. In fiscal 1999, 1998 and 1997, other income, net, was approximately $1.0 million, $1.5 million, $120,000, respectively. Compared to fiscal 1998, the decrease in interest income earned in fiscal 1999 is due primarily to lower average cash equivalents and short-term investment balances as compared to fiscal 1998.

  (Benefit) Provision for Income Taxes

     There was no tax provision for the year ended March 31, 1999 due to the net losses incurred. The tax benefit for the year ended March 31, 1998 resulted from the reversal of approximately $1.0 million of the Company's income tax liability in the first quarter of fiscal 1998 upon notice from the Internal Revenue Service that it had reversed a previously asserted deficiency related to the taxable year 1992.

     At March 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19.9 million and $7.1 million, respectively, which expire at various dates beginning in 2005. In addition, at March 31, 1999, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $2.4 million which begin expiring in 2009. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

     At March 31, 1999, the Company had deferred tax assets of approximately $15.5 million. The weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at March 31, 1999.

  Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." The Company is assessing the readiness of its products, internal computer systems, and third-party equipment and software utilized by the Company to handle Year 2000 issues. Based upon the Company's assessments, all of the Company's products are Year 2000 compliant. With regard to the Company's internal computer systems, the Company completed its implementation of an enterprise-wide database and information management system that is Year 2000 compliant during the quarter ended March 31, 1999. The total cost of the system implementation project was approximately $1.6 million. The Company does not believe that the incremental project cost

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

associated with Year 2000 compliance was material as the feature is included with a system purchased by the Company to satisfy its business needs. As such, the Company has not allocated any portion of the total project cost to the Year 2000 issue.

     The Company is also assessing the possible effects on the Company's operations of the Year 2000 readiness of key customers, subcontract manufacturers, component suppliers and other providers of goods and services to the Company. The Company expects that this assessment, as well as related remediation and contingency planning activities, will be on-going throughout calendar year 1999.* Failure to address Year 2000 issues by the Company's customers, subcontract manufacturers, component suppliers, and other providers of goods and services could have a material adverse impact on the Company's business and operating results.*

     The total estimated cost to be incurred by the Company regarding the testing of current products for Year 2000 compliance, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $100,000. The total cost estimate does not include costs of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 compliance issues.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of key customers, subcontract manufacturers, component suppliers and other partners providing goods and services to the Company, the Company is unable to determine at this time whether the consequences of Year 2000 related interruptions or failures will have a material impact on the Company's results of operations, liquidity or financial condition. To attempt to mitigate the impact of Year 2000 related risks, the Company has begun development of contingency plans which will include, for example, attempting to identify alternative vendors of critical materials and services in the event of a Year 2000 related disruption in supply.* Contingency planning will continue through at least calendar 1999, and will depend heavily on responses received from current vendors and customers regarding their Year 2000 readiness.* However, even if the Company, in a timely manner, develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.* Additionally, if the Company fails to satisfactorily resolve Year 2000 issues in a timely manner, it could be exposed to claims by third parties.

  Liquidity and Capital Resources

     As of March 31, 1999, the Company had cash and liquid investments totaling $15.8 million, representing a decrease of $10.9 million from March 31, 1998. The Company currently has no bank borrowing arrangements.

     Cash used in operations of $10.4 million in fiscal 1999 reflected a net loss of $19.2 million, an increase in accounts receivable of $1.4 million, and a decrease in accounts payable of $708,000. Cash used in operations was partially offset by cash provided by a decrease in inventory of $8.8 million, an increase in deferred revenue of $1.6 million, and noncash items, including a deferred compensation charge of $416,000 and depreciation and amortization of $967,000. Cash used in investing activities in fiscal 1999 is primarily attributable to capital expenditures of $1.8 million and the repurchase of common stock from minority shareholders of a subsidiary of the Company in conjunction with its merger with the Company in August 1998. Cash flows from financing activities in fiscal 1999 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and sales of the Company's common stock upon the exercise of employee stock options. For the year, cash and cash equivalents decreased by $10.9 million.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

     Cash used in operations of $6.5 million in fiscal 1998 reflected a $3.5 million increase in accounts receivable, a $11.6 million increase in inventory, and a $522,000 increase in prepaid expenses and other assets. Cash used in operations was partially offset by net income of $3.7 million, increases of $2.1 million in deferred revenue, $1.2 million in accounts payable, $519,000 in accrued compensation, and noncash items, including a deferred compensation charge of $1.3 million and depreciation and amortization of $901,000. Cash used in investing activities for fiscal 1998 was primarily attributable to capital expenditures of approximately $1.0 million. Cash flows from financing activities in fiscal 1998 consisted primarily of $24.7 million in net proceeds from the sale of the Company's common stock in its initial public offering. For the year, cash and cash equivalents increased by $18.0 million.

     Cash used in operations of $4.3 million in fiscal 1997 reflected a net loss of $13.6 million, and a decrease in accounts payable of $4.2 million. Cash used in operations was partially offset by cash provided by decreases in inventory and accounts receivable of $6.1 million and $2.6 million, respectively, and noncash items, including a deferred compensation charge of $4.5 million and depreciation and amortization of $873,000. Cash provided by investing activities for fiscal 1997 was primarily attributable to net sales of short-term investments of $5.2 million which was offset by capital expenditures of approximately $691,000. Cash flows from financing activities in fiscal 1997 consisted primarily of proceeds from the sales of convertible noncumulative preferred stock and sales of common stock upon the exercise of stock options, respectively. For the year, cash and cash equivalents increased by $4.1 million.

     The Company believes that it will be able to fund planned expenditures and satisfy its cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of March 31, 1999, the Company had approximately $15.8 million in cash and cash equivalents. However, the Company currently estimates that it will be required to raise additional financing at some point during calendar year 2000.* The Company will be evaluating financing alternatives prior to that time. There also can be no assurance that the Company will not seek to exploit business opportunities that will require it to raise additional capital from equity or debt sources to finance its growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to obtain additional financing as needed on acceptable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company derives a significant portion of its revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the majority of the Company's sales are denominated in U.S. dollars. In addition, all of the Company's arrangements with its semiconductor foundry and assembly vendors, and with its subcontract manufacturers for its ViaTV and Video Monitoring systems, are denominated in U.S. dollars. The Company also maintains a sales office in London, England, and as such the Company is exposed to market risk from changes in exchange rates. The Company has not entered into any currency hedging activities. To date, the exposure to the Company related to exchange rate volatility has not been significant, however, there can be no assurance that there will not be a material impact in the future.

     The Company also invests in certain money market and bond mutual funds. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. Consequently, the Company is exposed to fluctuations in rates on these investments. All of the investments have been classified as available-for-sale at March 31, 1999. Unrealized losses on available-for-sale investments were $193,000 at March 31, 1999. Realized losses during fiscal 1999 on such investments were not significant.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. See "Manufacturing" commencing on page 15, "Competition" commencing on page 13 and "Factors That May Affect Future Results" commencing on page 17 for a discussion of certain factors that could affect future performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................    35
  Consolidated Balance Sheets at March 31, 1999 and 1998....    36
  Consolidated Statements of Operations for each of the
     three years in the period ended March 31, 1999.........    37
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended March 31,
     1999...................................................    38
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended March 31, 1999.........    39
  Notes to Consolidated Financial Statements................    40
FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Valuation and Qualifying Accounts..........    52

     Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of 8x8, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries (the "Company") at March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
April 27, 1999, except for Note 10, which is as of May 13, 1999

                                   8X8, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $15,810    $26,677
  Short-term investments....................................       --         60
  Accounts receivable, net..................................    5,886      4,527
  Inventory.................................................    3,915     12,758
  Prepaid expenses and other current assets.................      878        876
                                                              -------    -------
          Total current assets..............................   26,489     44,898
Property and equipment, net.................................    2,163      1,370
Deposits and other assets...................................       57        161
                                                              -------    -------
                                                              $28,709    $46,429
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,917    $ 2,216
  Accounts payable to related parties.......................       --        409
  Accrued compensation......................................    1,236      1,445
  Accrued warranty..........................................    1,043      1,461
  Deferred revenue..........................................    4,089      2,447
  Other accrued liabilities.................................    1,190      1,387
  Income taxes payable......................................      411        536
                                                              -------    -------
          Total current liabilities.........................    9,886      9,901
                                                              -------    -------
Commitments and contingencies (Note 5)
Minority interest...........................................       --         85
                                                              -------    -------
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares; No shares issued and
      outstanding at March 31, 1999 or 1998.................       --         --
  Common stock, $0.001 par value:
     Authorized: 40,000,000 shares; Issued and outstanding:
      15,425,752 shares at March 31, 1999 and 15,293,614
      shares at March 31, 1998..............................       15         15
  Additional paid-in capital................................   48,363     47,785
  Notes receivable from stockholders........................     (266)      (893)
  Deferred compensation.....................................     (197)      (744)
  Accumulated other comprehensive loss......................     (193)       (45)
  Accumulated deficit.......................................  (28,899)    (9,675)
                                                              -------    -------
          Total stockholders' equity........................   18,823     36,443
                                                              -------    -------
                                                              $28,709    $46,429
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                                   8X8, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------    -------    --------
Product revenues............................................  $ 26,189    $34,933    $ 12,771
Product revenues from related parties.......................        --        355       2,521
License and other revenues..................................     5,493     14,488       3,854
                                                              --------    -------    --------
          Total revenues....................................    31,682     49,776      19,146
                                                              --------    -------    --------
Cost of product revenues....................................    24,199     17,764      12,030
Cost of license and other revenues..........................        82      1,087          --
                                                              --------    -------    --------
          Total cost of revenues............................    24,281     18,851      12,030
                                                              --------    -------    --------
Gross profit................................................     7,401     30,925       7,116
                                                              --------    -------    --------
Operating expenses:
  Research and development..................................     9,922     12,317      10,522
  Selling, general and administrative.......................    17,712     17,381      10,145
                                                              --------    -------    --------
          Total operating expenses..........................    27,634     29,698      20,667
                                                              --------    -------    --------
Income (loss) from operations...............................   (20,233)     1,227     (13,551)
Other income, net...........................................     1,009      1,518         120
                                                              --------    -------    --------
Income (loss) before income taxes...........................   (19,224)     2,745     (13,431)
(Benefit) provision for income taxes........................        --       (982)        182
                                                              --------    -------    --------
Net income (loss)...........................................  $(19,224)   $ 3,727    $(13,613)
                                                              ========    =======    ========
Net income (loss) per share:
  Basic.....................................................  $  (1.28)   $  0.31    $  (2.56)
  Diluted...................................................  $  (1.28)   $  0.25    $  (2.56)
Shares used in per share calculations:
  Basic.....................................................    15,018     12,083       5,312
  Diluted...................................................    15,018     15,128       5,312

   The accompanying notes are an integral part of these financial statements.

                                   8X8, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       NOTES                       ACCUMULATED
                            PREFERRED STOCK        COMMON STOCK       ADDITIONAL     RECEIVABLE                       OTHER
                          -------------------   -------------------     PAID-IN         FROM         DEFERRED     COMPREHENSIVE
                            SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     STOCKHOLDERS   COMPENSATION       LOSS
                          ----------   ------   ----------   ------   -----------   ------------   ------------   -------------
Balance at March 31,
 1996...................   3,041,820    $ 3      4,782,021    $ 5       $11,155       $    --        $    --          $  --
Issuance of common stock
 upon exercise of
 options................          --     --      2,188,265      2         1,095        (1,078)            --             --
Issuance of common
 stock..................          --     --         20,000     --            10            --             --             --
Issuance of Series D
 convertible
 noncumulative preferred
 stock..................     684,553      1             --     --         3,764            --             --             --
Deferred compensation
 related to stock
 options................          --     --             --     --         7,267            --         (2,781)            --
Net and total
 comprehensive loss.....          --     --             --     --            --            --             --             --
                          ----------    ---     ----------    ---       -------       -------        -------          -----
Balance at March 31,
 1997...................   3,726,373      4      6,990,286      7        23,291        (1,078)        (2,781)            --
Issuance of common stock
 upon initial public
 offering, net of
 issuance costs of
 $2,231.................          --     --      4,140,000      4        24,675            --             --             --
Issuance of common stock
 upon exercise of
 options and purchases
 under the employee
 stock purchase plan....          --     --        483,593     --           597            --             --             --
Conversion of
 convertible
 noncumulative preferred
 stock to common stock..  (3,726,373)    (4)     3,726,373      4            --            --             --             --
Issuance of warrant.....          --     --             --     --            17            --             --             --
Repayment of notes
 receivable from
 stockholders...........          --     --             --     --            --           162             --             --
Repurchase of unvested
 common stock...........          --     --        (46,638)    --           (23)           23             --             --
Deferred compensation
 related to stock
 options................          --     --             --     --          (772)           --          2,037             --
Unrealized loss on
 investments............          --     --             --     --            --            --             --            (45)
Net income..............          --     --             --     --            --            --             --             --
Total comprehensive
 income.................          --     --             --     --            --            --             --             --
                          ----------    ---     ----------    ---       -------       -------        -------          -----
Balance at March 31,
 1998...................          --     --     15,293,614     15        47,785          (893)          (744)           (45)
Issuance of common stock
 upon exercise of
 options and purchases
 under the employee
 stock purchase plan....          --     --        389,823     --           838            --             --             --
Repayment of notes
 receivable from
 stockholders...........          --     --             --     --            --           498             --             --
Repurchase of unvested
 common stock...........          --     --       (257,685)    --          (129)          129             --             --
Deferred compensation
 related to stock
 options................          --     --             --     --          (131)           --            547             --
Unrealized loss on
 investments............          --     --             --     --            --            --             --           (148)
Net loss................          --     --             --     --            --            --             --             --
Total comprehensive
 loss...................          --     --             --     --            --            --             --             --
                          ----------    ---     ----------    ---       -------       -------        -------          -----
Balance at March 31,
 1999...................          --    $--     15,425,752    $15       $48,363       $  (266)       $  (197)         $(193)
                          ==========    ===     ==========    ===       =======       =======        =======          =====

                            RETAINED
                            EARNINGS
                          (ACCUMULATED
                            DEFICIT)      TOTAL
                          ------------   --------
Balance at March 31,
 1996...................    $    211     $ 11,374
Issuance of common stock
 upon exercise of
 options................          --           19
Issuance of common
 stock..................          --           10
Issuance of Series D
 convertible
 noncumulative preferred
 stock..................          --        3,765
Deferred compensation
 related to stock
 options................          --        4,486
Net and total
 comprehensive loss.....     (13,613)     (13,613)
                            --------     --------
Balance at March 31,
 1997...................     (13,402)       6,041
Issuance of common stock
 upon initial public
 offering, net of
 issuance costs of
 $2,231.................          --       24,679
Issuance of common stock
 upon exercise of
 options and purchases
 under the employee
 stock purchase plan....          --          597
Conversion of
 convertible
 noncumulative preferred
 stock to common stock..          --           --
Issuance of warrant.....          --           17
Repayment of notes
 receivable from
 stockholders...........          --          162
Repurchase of unvested
 common stock...........          --           --
Deferred compensation
 related to stock
 options................          --        1,265
Unrealized loss on
 investments............          --
Net income..............       3,727
Total comprehensive
 income.................          --        3,682
                            --------     --------
Balance at March 31,
 1998...................      (9,675)      36,443
Issuance of common stock
 upon exercise of
 options and purchases
 under the employee
 stock purchase plan....          --          838
Repayment of notes
 receivable from
 stockholders...........          --          498
Repurchase of unvested
 common stock...........          --           --
Deferred compensation
 related to stock
 options................          --          416
Unrealized loss on
 investments............          --
Net loss................     (19,224)
Total comprehensive
 loss...................          --      (19,372)
                            --------     --------
Balance at March 31,
 1999...................    $(28,899)    $ 18,823
                            ========     ========

   The accompanying notes are an integral part of these financial statements.

                                   8X8, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
Net income (loss)..........................................  $(19,224)   $  3,727    $(13,613)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization............................       967         901         873
  Amortization of deferred compensation....................       416       1,265       4,486
  Writedown of nonmarketable equity investment.............        --          --         400
  Other....................................................      (148)        (15)         (5)
Changes in assets and liabilities:
  Accounts receivable, net.................................    (1,359)     (3,515)      2,567
  Inventory................................................     8,843     (11,580)      6,092
  Prepaid expenses and other current assets................        (2)       (522)        (70)
  Deposits and other assets................................       104         (46)         --
  Accounts payable.........................................      (708)      1,246      (4,202)
  Accrued compensation.....................................      (209)        519        (853)
  Accrued warranty.........................................      (418)       (142)        545
  Deferred revenue.........................................     1,642       2,084         163
  Other accrued liabilities................................      (197)        698        (852)
  Income taxes payable.....................................      (125)     (1,118)        120
                                                             --------    --------    --------
     Net cash used in operating activities.................   (10,418)     (6,498)     (4,349)
                                                             --------    --------    --------
Cash flows from investing activities:
Acquisitions of property and equipment.....................    (1,760)       (927)       (691)
Purchases of common stock from minority interest in
  subsidiary...............................................       (85)         --          --
Sales of short-term investments -- available for sale......        --          --       5,168
Short-term investments -- trading activity, net............        60         (58)         71
                                                             --------    --------    --------
     Net cash (used in) provided by investing activities...    (1,785)       (985)      4,548
                                                             --------    --------    --------
Cash flows from financing activities:
Proceeds from issuance of convertible noncumulative
  preferred stock, net.....................................        --          --       3,765
Proceeds from issuance of common stock, net................       838      25,276          29
Repayment of notes receivable from stockholders............       498         162          --
Proceeds from minority interest in subsidiary..............        --          --          77
                                                             --------    --------    --------
     Net cash provided by financing activities.............     1,336      25,438       3,871
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......   (10,867)     17,955       4,070
Cash and cash equivalents beginning of the year............    26,677       8,722       4,652
                                                             --------    --------    --------
Cash and cash equivalents end of the year..................  $ 15,810    $ 26,677    $  8,722
                                                             ========    ========    ========
Supplemental non-cash disclosures:
Taxes paid (refunded), net.................................  $    126    $    136    $   (139)
                                                             ========    ========    ========
Repurchase of unvested common stock........................  $    129    $     23    $     --
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                   8X8, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     8x8, Inc. (the "Company" or "8x8") was incorporated in California in February 1987. In December 1996, the Company was reincorporated in Delaware.

     The Company develops, manufactures and markets telecommunication equipment focused on multimedia Internet protocol (IP) applications. The Company's products are highly integrated, leverage its proprietary technology and are comprised of multimedia communication semiconductors, multimedia compression algorithms, network protocols and embedded system design. These products are used in applications including voice-over-IP, video monitoring and streaming, and videoconferencing. The Company markets its products mainly to original equipment manufacturers (OEMs), but also to end users for its Video Monitoring system products.

     In an effort to expand the available market for its multimedia communication products, the Company began developing low-cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. However in the fourth quarter of fiscal 1999, the Company determined that due to a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, the Company announced in April 1999 that it would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. The Company does not expect to be able to generate revenues from its other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all. If the Company can not adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on the Company's business and operating results. See also Note 9.

FISCAL YEAR

     The Company's fiscal year ends on the last Thursday on or before March 31. For purposes of these consolidated financial statements, the Company has indicated its fiscal year as ending on March 31.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

     Revenues from product sales to OEMs and other end users are recognized upon shipment. License revenues are generally recognized upon the delivery of the licensed technology provided no significant future obligations exist and collection is probable. For financial reporting purposes, revenues generated by sales to distributors and retailers under agreements allowing certain rights of return are deferred until the product is

                                   8X8, INC.

sold by the distributor or retailer. When no rights of return exist, revenues generated by product sales are recognized upon shipment.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. At March 31, 1999 and 1998, the Company classified its investments either as available-for-sale or as trading. The cost of the Company's investments is determined based upon specific identification. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, recorded as a separate component of stockholders' equity. At March 31, 1999 and 1998, the Company's investments classified as available-for-sale totaled $14.1 million and $26.0 million, respectively, and were primarily comprised of money market funds with an effective maturity of three months or less. Unrealized losses on available-for-sale investments were $193,000 and $45,000 at March 31, 1999 and 1998, respectively. The investments classified as trading are reported at fair value with realized and unrealized gains and losses being reported in the statement of operations. The Company did not have any investments classified as trading at March 31, 1999 and the cost and fair value of investments classified as trading at March 31, 1998 were not significant. Realized and unrealized gains and losses on the Company's investments classified as trading were also not significant for the years ended March 31, 1999, 1998, and 1997.

INVENTORY

     Inventory is stated at the lower of standard cost, which approximates actual cost, using the first-in, first-out method or market.

NONMARKETABLE EQUITY INVESTMENTS

     Nonmarketable equity investments, included in other assets, of less than 20% of the investee's outstanding voting stock are accounted for using the cost method, because the Company does not have an ability to significantly influence the operating and financial policies of the investees. Loss resulting from impairment in the value of investments which is other than a temporary decline is recorded in the period in which such loss occurs.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives, ranging from three to five years, or the lease term of the respective assets as follows:

Machinery and computer equipment.........  3 years
Furniture and fixtures...................  5 years
Licensed software........................  3 years
Leasehold improvements...................  Shorter of lease term or useful life of the asset

WARRANTY EXPENSE

     The Company provides for the estimated cost which may be incurred under its product warranties upon revenue recognition.

                                   8X8, INC.

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

FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is the functional currency of the Company's foreign subsidiary. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. To date, such amounts have not been significant. Total assets of the Company's foreign subsidiary were $656,000, $620,000 and $429,000, as of March 31, 1999, 1998 and 1997, respectively. The Company does not undertake any foreign currency hedging activities.

INCOME TAXES

     Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, are not expected to be realized.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts with reputable financial institutions. Cash equivalents present risk of changes in value because of interest rate changes. The Company has not experienced any material losses relating to any investment instruments. The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At March 31, 1999, two customers accounted for 20% and 10% of accounts receivable, respectively. At March 31, 1998, one customer accounted for 30% of accounts receivable.

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

                                   8X8, INC.

COMPREHENSIVE INCOME

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The primary difference between net income and comprehensive income, for the Company, is due to unrealized losses on short-term investments classified as available-for-sale. Comprehensive income is being shown in the consolidated statements of stockholders' equity.

SEGMENT INFORMATION

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. In accordance with the provisions of FAS 131, the Company determined that it has one reportable operating segment.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the fiscal 1999 presentation.

NET INCOME (LOSS) PER SHARE

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

     The numerators for each period presented are equal to the reported net income (loss). The reconciliation of the denominators used in computing basic and diluted per share amounts is as follows (in thousands):

                                                              YEAR ENDED MARCH 31,
                                                            -------------------------
                                                             1999      1998     1997
                                                            ------    ------    -----
Basic shares..............................................  15,018    12,083    5,312
Effect of dilutive securities:
  Preferred Stock.........................................      --       973       --
  Common stock options....................................      --     1,376       --
  Unvested restricted common stock........................      --       696       --
                                                            ------    ------    -----
Diluted shares............................................  15,018    15,128    5,312
                                                            ======    ======    =====

     The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                              1999     1998    1997
                                                              -----    ----    -----
Preferred Stock.............................................     --     --     3,726
Common stock options:.......................................  3,430    287     2,291
Unvested restricted common stock............................    143     --     1,296
                                                              -----    ---     -----
     Total..................................................  3,573    287     7,313
                                                              =====    ===     =====

                                   8X8, INC.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 in fiscal 2000. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt FAS 133 in fiscal 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company does not expect that the adoption of FAS 133 will have a material impact on its consolidated financial statements.

NOTE 2 -- BALANCE SHEET COMPONENTS:

                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Accounts receivable.........................................  $ 6,572    $ 5,137
  Less: allowance for doubtful accounts.....................     (686)      (610)
                                                              -------    -------
                                                              $ 5,886    $ 4,527
                                                              =======    =======
Inventories:
  Raw materials.............................................  $   952    $ 3,864
  Work-in-process...........................................      892      5,337
  Finished goods............................................    2,071      3,557
                                                              -------    -------
                                                              $ 3,915    $12,758
                                                              =======    =======
Property and equipment:
  Machinery and computer equipment..........................  $ 4,317    $ 3,837
  Furniture and fixtures....................................      691        691
  Licensed software.........................................    3,457      2,268
  Leasehold improvements....................................      600        600
                                                              -------    -------
                                                                9,065      7,396
  Less: accumulated depreciation and amortization...........   (6,902)    (6,026)
                                                              -------    -------
                                                              $ 2,163    $ 1,370
                                                              =======    =======

NOTE 3 -- TRANSACTIONS WITH RELATED PARTIES:

     The Company purchased $956,000, $3.8 million and $408,000 of raw materials inventory from Sanyo Semiconductor Corporation (Sanyo) and an affiliate of Sanyo during fiscal 1999, 1998 and 1997, respectively. Additionally, during the fiscal year ended March 31, 1997, the Company's product revenues included $106,000 in sales to Sanyo. At March 31, 1998, the Company had amounts payable to Sanyo totaling $409,000. The Company had no amounts receivable from or payable to Sanyo at March 31, 1999. Sanyo is one of the Company's stockholders and an executive of Sanyo is on the Company's Board of Directors.

     A representative of National Semiconductor Corporation (National) was a member of the Company's Board of Directors until May 19, 1997. The Company subleased to National a portion of its facilities under a month to month sublease arrangement until August 1, 1997. Proceeds from the sublease were recorded as a

                                   8X8, INC.

reduction to operating expenses and aggregated $149,000 and $276,000 during the fiscal years ended March 31, 1998 and 1997, respectively.

     During the fiscal years ended March 31, 1998, and 1997, the Company's product revenues included $355,000 and $2,415,000, respectively, in sales to ASCII Corporation (ASCII). The Company terminated its distribution relationship with ASCII effective June 30, 1997. An executive of ASCII was a member of the Company's Board of Directors until May 27, 1997.

     During fiscal 1997, the Company and certain of its employees formed VidUs, Inc. (VidUs). The Company and VidUs merged in August 1998 resulting in the repurchase of all outstanding shares of VidUs common stock held by the Company's employees for approximately $85,000.

     During fiscal 1999 and 1998, the Company paid a member of the Board of Directors approximately $85,000 and $50,000, respectively, for technical consulting services provided on behalf of the Company.

NOTE 4 -- INCOME TAXES:

     Income (loss) before income taxes includes $105,000, $91,000 and $74,000 of income of its foreign subsidiary for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The components of the consolidated (benefit) provision for income taxes consisted of the following (in thousands):

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              1999    1998     1997
                                                              ----   -------   ----
Current:
Federal.....................................................  $(26)  $(1,018)  $ --
State.......................................................    --        --     --
Foreign.....................................................    26        36    182
                                                              ----   -------   ----
                                                              $ --   $  (982)  $182
                                                              ====   =======   ====

     Deferred tax assets are comprised of the following (in thousands):

                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Research and development credit carryforwards...............  $  2,403   $ 1,920
Net operating loss carryforwards............................     7,165     1,839
Inventory valuation.........................................     3,037     1,020
Reserves and allowances.....................................       969       891
Other.......................................................     1,923     2,116
                                                              --------   -------
                                                                15,497     7,786
Valuation allowance.........................................   (15,497)   (7,786)
                                                              --------   -------
          Total.............................................  $     --   $    --
                                                              ========   =======

     Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that it will not be able to realize its deferred tax assets and thus a full valuation allowance has been recorded at March 31, 1999.

     At March 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19.9 million and $7.1 million, respectively, which expire at various dates beginning in 2005. The net operating loss carryforwards include approximately $400,000 resulting from employee exercises of non-qualified stock options or disqualifying dispositions the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 1999, the Company had research and development credit

                                   8X8, INC.

carryforwards for federal and state tax reporting purposes of approximately $2.4 million which begin expiring in 2009. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

     A reconciliation of the tax (benefit) provision to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                               YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
(Benefit) provision at statutory rate.....................  $(6,572)  $   933   $(4,567)
State income taxes (benefit) before valuation allowance,
  net of federal effect...................................     (729)      160      (344)
Reversal of previously accrued income taxes payable.......       --    (1,018)       --
Research and development credits..........................     (483)     (385)     (373)
Valuation allowance.......................................    7,712      (995)    4,012
Non-deductible compensation...............................      165       504     1,525
Other.....................................................      (93)     (181)      (71)
                                                            -------   -------   -------
(Benefit) provision for income taxes......................  $    --   $  (982)  $   182
                                                            =======   =======   =======

     In August 1995, the Internal Revenue Service (the "IRS") asserted a deficiency against the Company for the taxable year 1992 in the amount of approximately $1,365,000, together with a penalty in the amount of approximately $273,000 plus accrued interest. The IRS alleged that as of March 31, 1992, the Company had accumulated earnings beyond the reasonable needs of the Company's business. The Company did not make any payments and in accordance with IRS procedures formally protested this assessment on October 30, 1995. In May 1997, the Company received a notice from the IRS indicating it had fully reversed the August 1995 notice of deficiency. As a result, the Company reversed approximately $1.0 million of its income tax liability during the first quarter of fiscal 1998.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

     The Company leases its primary facility under a noncancelable operating lease agreement that expires in May 2003. This agreement provides for annual increments of rent in predetermined amounts and requires the Company to pay property taxes, insurance and normal maintenance costs.

     Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                   YEAR ENDING MARCH 31,
                   ---------------------
2000........................................................  $1,043
2000........................................................   1,058
2002........................................................   1,136
2003........................................................   1,173
2004........................................................     196
                                                              ------
          Total minimum payments............................  $4,606
                                                              ======

     Rent expense for all operating leases for the years ended March 31, 1999, 1998 and 1997 was $890,000, $1,075,000 and $717,000, respectively.

     The Company is a party to certain patent infringement matters and claims which have arisen in the normal course of the Company's operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a

                                   8X8, INC.

significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

NOTE 6 -- STOCKHOLDERS' EQUITY:

COMMON STOCK AND PREFERRED STOCK

     In July 1997, the Company completed an initial public offering (the "Offering") of its common stock, selling 4,140,000 shares at $6.50 per share. Net proceeds to the Company were approximately $24.7 million after deducting related issuance costs. As of the closing date of the Offering, all of the Preferred Stock outstanding was converted into an aggregate of 3,726,373 shares of common stock.

1992 STOCK OPTION PLAN

     In January 1992, the Board of Directors adopted the 1992 Stock Option Plan (the "1992 Plan") and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In August 1994, the Board of Directors authorized an increase in the number of shares of the Company's common stock reserved for issuance under the 1992 Plan to 2,000,000 shares. The 1992 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates. Options generally vest over periods ranging from two to four years. Vesting for certain options accelerates if certain predefined milestones are met.

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

1996 STOCK PLAN

     In June 1996, the Board of Directors adopted the 1996 Stock Plan (the "1996 Plan") and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In June 1997, the Company's shareholders authorized an increase in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan to 1,500,000 shares. Effective November, 1997 this amount is to be increased annually on the first day of each of the Company's fiscal years in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year subject to certain maximum limitations. This provision resulted in an increase of 764,680 shares issuable under the 1996 Plan during the fiscal year ended March 31, 1999. The 1996 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates as determined by the Company's Board of Directors. Options generally vest over a period of not more than five years.

1996 DIRECTOR OPTION PLAN

     The Company's 1996 Director Option Plan (the "Director Plan") was adopted in June 1996 and became effective upon the closing of the Offering. A total of 150,000 shares of common stock have been reserved for issuance under the Director Plan. The Director Plan provides for the grant of nonstatutory stock options to

                                   8X8, INC.

certain nonemployee directors of the Company (the "Outside Directors"). The Director Plan provides that each Outside Director will be granted a nonstatutory stock option to purchase 16,000 shares of common stock on the date upon which such person first becomes an Outside Director or, if later, on the effective date of the Director Plan. Thereafter, each Outside Director will be automatically granted an option to purchase 4,000 shares of common stock on the date such Outside Director is reelected to the Board of Directors, if on such date, such Outside Director will have served on the Company's Board of Directors for at least six months. The Director Plan provides that each option will become exercisable in monthly installments over a period of one year from the date of grant. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years.

     Option activity under the stock option plans is summarized as follows:

                                                                                WEIGHTED
                                                                   SHARES        AVERAGE
                                                    OPTIONS      SUBJECT TO     EXERCISE
                                                   AVAILABLE       OPTIONS        PRICE
                                                   FOR GRANT     OUTSTANDING    PER SHARE
                                                   ----------    -----------    ---------
Balance at March 31, 1996........................   1,171,389     2,560,757       $2.46
Increase in options available for grant..........   1,200,000            --          --
Granted..........................................  (4,947,462)    4,947,462       $1.68
Exercised........................................          --    (2,188,265)      $0.50
Cancellation of options available for grant......         (75)           --          --
Returned to plan.................................   3,028,804    (3,028,804)      $2.32
                                                   ----------    ----------
Balance at March 31, 1997........................     452,656     2,291,150       $2.83
Increase in options available for grant..........     650,000            --          --
Granted..........................................  (1,273,665)    1,273,665       $7.92
Exercised........................................          --      (413,033)      $0.50
Returned to plan.................................     291,918      (291,918)      $4.73
                                                   ----------    ----------
Balance at March 31, 1998........................     120,909     2,859,864       $5.26
Increase in options available for grant..........     764,680            --          --
Granted..........................................  (3,243,175)    3,243,175       $3.32
Exercised........................................          --      (202,332)      $1.00
Returned to plan.................................   2,470,397    (2,470,397)      $6.74
                                                   ----------    ----------
Balance at March 31, 1999........................     112,811     3,430,310       $2.60
                                                   ==========    ==========
Options exercisable at March 31, 1999............                 1,402,762       $2.25
                                                                 ==========

                                   8X8, INC.

     Significant option groups outstanding at March 31, 1999 and related weighted average exercise price and contractual life information are as follows:

                                           OPTIONS OUTSTANDING    OPTIONS EXERCISABLE
                                           --------------------   --------------------       WEIGHTED
                                                       WEIGHTED               WEIGHTED       AVERAGE
                                                       AVERAGE                AVERAGE       REMAINING
                                                       EXERCISE               EXERCISE   CONTRACTUAL LIFE
        RANGE OF EXERCISE PRICES            SHARES      PRICE      SHARES      PRICE         (YEARS)
        ------------------------           ---------   --------   ---------   --------   ----------------
  $0.50 to $1.40.........................    666,135    $0.50       443,568    $0.50           6.7
  $1.40 to $2.80.........................    319,888    $2.44        33,196    $2.44           9.6
  $2.80 to $4.20.........................  2,193,787    $2.90       867,370    $2.88           8.4
  $4.20 to $5.60.........................    113,000    $4.71        22,862    $4.53           9.8
  $5.60 to $7.00.........................    121,500    $6.37        31,766    $6.58           8.6
  $8.40 to $9.80.........................     16,000    $8.94         4,000    $8.94           8.4
                                           ---------              ---------
                                           3,430,310    $2.60     1,402,762    $2.25           8.2
                                           =========              =========

     In September 1998, the Board of Directors approved a proposal under which employees elected to cancel approximately 2,107,000 options in exchange for grants of new options with an exercise price equal to the then current fair market value. In consideration for such repricing, each participating employee agreed that they forfeit their right to exercise such options should they resign from the Company within 12 months of the repricing date.

     In June 1996, the Board of Directors approved a proposal under which employees elected to cancel approximately 2,467,000 options in exchange for grants of new options with an exercise price equal to the then current fair market value as determined by the Board of Directors.

     During the year ended March 31, 1997, options to purchase 2,156,800 shares under the Key Personnel Plan were exercised for partial recourse notes. Shares issued under this plan are subject to repurchase at their original issuance price of $0.50 if the employee leaves the Company prior to vesting. During fiscal 1999 and 1998, the Company repurchased 257,685 and 46,638 unvested shares, respectively. As of March 31, 1999, 143,029 shares were not vested.

     In conjunction with the Offering, the Company recorded a deferred compensation charge of approximately $7,267,000 with respect to options repriced and certain additional options granted in fiscal 1997. The Company recognized $416,000, $1,265,000 and $4,486,000 of said amount as compensation expense in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The Company is recognizing the deferred compensation over the related vesting period of the options (which is generally 48 months). At March 31, 1999 the balance of this deferred compensation was $197,000. This deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

                                   8X8, INC.

     For disclosure under the provisions of FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, using the multiple option approach with the following weighted-average assumptions:

                                                        YEAR ENDED MARCH 31,
                                            ---------------------------------------------
                                                1999            1998            1997
                                            -------------   -------------   -------------
Expected volatility.......................       71%             65%            0.0%
Expected dividend yield...................      0.0%            0.0%            0.0%
Risk-free interest rate...................  4.2% to 5.6%    5.7% to 6.5%    5.7% to 6.5%
Weighted average expected option term.....    5.3 years       5.3 years       5.0 years
Weighted average fair value of options
  granted.................................      $2.76           $4.89           $0.60

1996 EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1996 Stock Purchase Plan (the "Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Offering. Under the Purchase Plan, a total of 500,000 shares of common stock were initially reserved for issuance to participating employees who meet certain eligibility requirements. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in an increase of 70,560 shares issuable under the Purchase Plan during the fiscal year ended March 31, 1999. During fiscal 1999 and 1998, 187,491 and 70,560 shares were issued under the Purchase Plan, respectively.

     The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime, In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Purchase Plan provides that a new exercise date will be set for each option under the plan which exercise date will occur before the date of the merger or asset sale.

     For the purpose of providing pro forma disclosures, the estimated fair value of stock purchase rights were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Expected volatility.........................................     71%          65%
Expected dividend yield.....................................     0.0%         0.0%
Risk-free interest rate.....................................    4.49%        5.63%
Weighted average expected option term.......................  0.9 years    1.2 years
Weighted average fair value of options granted..............    $1.81        $2.62

CERTAIN PRO FORMA DISCLOSURES

     The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the

                                   8X8, INC.

fair value of options at their grant dates, as prescribed in FAS 123, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    ------    --------
Net income (loss):
  As reported........................................  $(19,224)   $3,727    $(13,613)
  Pro forma..........................................  $(24,175)   $   58    $(14,744)
Basic income (loss) per share:
  As reported........................................  $  (1.28)   $ 0.31    $  (2.56)
  Pro forma..........................................  $  (1.61)   $ 0.01    $  (2.78)
Diluted income (loss) per share:
  As reported........................................  $  (1.28)   $ 0.25    $  (2.56)
  Pro forma..........................................  $  (1.61)   $ 0.01    $  (2.78)

NOTE 7 -- EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

     In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan up to the maximum allowed by the IRS from their compensation. Effective January 1, 1998, the Company's matching contribution increased from $300 to $1,500 per employee per calendar year at a dollar for dollar rate of the employee contribution. The Company's matching contributions vest over three years. The Company contributed $144,000 to the Savings Plan during fiscal 1999. The Company's contributions were not significant for the fiscal years ended March 31, 1998 or 1997.

PROFIT SHARING PLAN

     In April 1995, the Company's Board of Directors approved a profit sharing plan which provides for additional compensation to all employees of the Company based on quarterly income before income taxes. The profit sharing plan was effective beginning in fiscal 1996 and provided for payments of 15% of total quarterly income before income taxes. In July 1997, the Board of Directors amended the profit sharing plan such that future profit sharing amounts are calculated as a percentage of net income. Charges related to this plan were approximately $685,000 in the fiscal year ended March 31, 1998, and were not significant for the fiscal years ended March 31, 1999 or 1997.

NOTE 8 -- GEOGRAPHIC AREA, PRODUCT AND SIGNIFICANT CUSTOMER INFORMATION:

     The following illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment.

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
United States.........................................  $18,116    $26,381    $ 8,807
Japan.................................................    4,227      4,647      3,792
Europe................................................    5,393     10,951      4,021
Other foreign countries...............................    3,946      7,797      2,526
                                                        -------    -------    -------
                                                        $31,682    $49,776    $19,146
                                                        =======    =======    =======

                                   8X8, INC.

     The following illustrates net revenues by groupings of similar products:

                                                               YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
Videophone systems........................................  $15,887   $13,360   $   531
Multimedia communication semiconductors...................   10,302    21,928    12,581
Other semiconductors......................................       --        --     2,180
License, royalty and engineering services.................    5,493    14,488     3,854
                                                            -------   -------   -------
                                                            $31,682   $49,776   $19,146
                                                            =======   =======   =======

     No customer represented greater than 10% of total revenues for the fiscal year ended March 31, 1999. Product sales and license and other revenues derived from one customer represented approximately 20% of total revenues for the fiscal year ended March 31, 1998. Product sales to one customer represented approximately 13% of total revenues for the fiscal year ended March 31, 1997.

NOTE 9 -- RESTRUCTURING COSTS AND INVENTORY CHARGES:

     In the fourth quarter of fiscal 1999, the Company determined that due to a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, the Company announced in April 1999 that it would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. In conjunction with this decision the Company recorded a $5.7 million charge associated with the write off of ViaTV videophone inventories.

     During fiscal 1997, the Company recorded a charge for restructuring its operations by reducing its workforce by approximately 25%. Additionally, the Company recorded a charge of $4.0 million related to its MPEG semiconductor inventories. In September 1996, the Company sold its remaining MPEG inventory. As of March 31, 1997, the Company's restructuring actions were fully completed.

NOTE 10 -- SUBSEQUENT EVENT:

     On May 13, 1999, the Company and Odesei S.A. ("Odesei") announced an agreement for the Company to acquire Odesei in a transaction where Odesei shareholders will receive approximately 3.603 shares of the Company's common stock for each share of Odesei common stock subject to certain adjustments. The total number of shares of the Company to be exchanged is approximately 2.9 million shares. The transaction is expected to be accounted for using the purchase method. The acquisition is subject to certain closing conditions. The Company anticipates completing the acquisition during its first fiscal quarter ending June 30, 1999.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                  WRITE-OFFS/
                                                             ADDITIONS CHARGED   RECOVERIES OF
                                             BALANCE AT        TO COSTS AND      UNCOLLECTIBLE    BALANCE AT
              DESCRIPTION                 BEGINNING PERIOD       EXPENSES          ACCOUNTS      END OF PERIOD
              -----------                 ----------------   -----------------   -------------   -------------
Allowance for doubtful accounts:
March 31, 1997..........................        $520               $ --              $146            $374
March 31, 1998..........................         374                255                19             610
March 31, 1999..........................         610                 86                10             686

                     CONSOLIDATED QUARTERLY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       QUARTER ENDED
                                 -----------------------------------------------------------------------------------------
                                 MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                   1999        1998       1998        1998       1998        1997       1997        1997
                                 ---------   --------   ---------   --------   ---------   --------   ---------   --------
Total revenues.................   $ 5,500    $10,079     $ 9,003    $ 7,100     $12,129    $15,138     $10,894    $11,615
Cost of revenues...............     8,348      5,630       5,913      4,390       4,891      6,879       4,537      2,544
                                  -------    -------     -------    -------     -------    -------     -------    -------
Gross profit (loss)............    (2,848)     4,449       3,090      2,710       7,238      8,259       6,357      9,071
                                  -------    -------     -------    -------     -------    -------     -------    -------
Operating expenses:
  Research and development.....     2,045      2,512       2,753      2,612       2,838      3,284       2,982      3,213
  Selling, general and
    administrative.............     3,651      5,409       4,290      4,362       4,723      5,358       3,760      3,540
                                  -------    -------     -------    -------     -------    -------     -------    -------
    Total operating expenses...     5,696      7,921       7,043      6,974       7,561      8,642       6,742      6,753
                                  -------    -------     -------    -------     -------    -------     -------    -------
Income (loss) from
  operations...................    (8,544)    (3,472)     (3,953)    (4,264)       (323)      (383)       (385)     2,318
Other income, net..............       164        249         303        293         423        515         480        100
                                  -------    -------     -------    -------     -------    -------     -------    -------
Income (loss) before income
  taxes........................    (8,380)    (3,223)     (3,650)    (3,971)        100        132          95      2,418
(Benefit) provision for income
  taxes........................        --         --          --         --          18         --          --     (1,000)
                                  -------    -------     -------    -------     -------    -------     -------    -------
Net income (loss)..............   $(8,380)   $(3,223)    $(3,650)   $(3,971)    $    82    $   132     $    95    $ 3,418
                                  =======    =======     =======    =======     =======    =======     =======    =======
Net income (loss) per share:
  Basic........................   $ (0.55)   $ (0.21)    $ (0.24)   $ (0.27)    $  0.01    $  0.01     $  0.01    $  0.59
  Diluted......................   $ (0.55)   $ (0.21)    $ (0.24)   $ (0.27)    $  0.01    $  0.01     $  0.01    $  0.29
Shares used in per share
  calculations:
  Basic........................    15,234     15,105      14,939     14,792      14,581     14,274      13,682      5,794
  Diluted......................    15,234     15,105      14,939     14,792      16,113     16,723      16,090     11,587

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 1999 Proxy Statement), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this is included in the 1999 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional
Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the 1999 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the 1999 Proxy Statement under the caption "Additional Information -- Security Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required by this Item is set forth in the 1999 Proxy Statement under the captions "Additional Information -- Certain Relationships and Transactions," "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

     The information required by this item is included above in Item 8.

(a)(2) Financial Statement Schedules.

     The information required by this item is included above in Item 8.

(a)(3) Exhibits.

     The documents listed on the Exhibit Index appearing at page 56 of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

(b) Reports on Form 8-K.

     On May 18, 1999, the Company filed a Current Report on Form 8-K, pursuant to Item 5, to report a change in the previously reported date of the Company's annual meeting of stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 24, 1999.

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----
           /s/ PAUL VOOIS                 Chairman of the Board and Chief       May 24, 1999
-------------------------------------            Executive Officer
             Paul Voois                    (Principal Executive Officer)

        /s/ SANDRA L. ABBOTT             Chief Financial Officer and Vice       May 24, 1999
-------------------------------------      President, Finance (Principal
          Sandra L. Abbott               Financial and Accounting Officer)

      /s/ KEITH R. BARRACLOUGH          President, Chief Operating Officer      May 24, 1999
-------------------------------------              and Director
        Keith R. Barraclough

          /s/ BRYAN MARTIN              Vice President, Engineering, Chief      May 24, 1999
-------------------------------------     Technical Officer and Director
            Bryan Martin

          /s/ CHRIS MCNIFFE             Vice President, Sales and Marketing     May 24, 1999
-------------------------------------              and Director
            Chris McNiffe

           /s/ SAMUEL WANG                           Director                   May 24, 1999
-------------------------------------
             Samuel Wang

           /s/ BERND GIROD                           Director                   May 24, 1999
-------------------------------------
             Bernd Girod

          /s/ AKIFUMI GOTO                           Director                   May 24, 1999
-------------------------------------
            Akifumi Goto

       /s/ GUY L. HECKER, JR.                        Director                   May 24, 1999
-------------------------------------
         Guy L. Hecker, Jr.

           /s/ WILLIAM TAI                           Director                   May 24, 1999
-------------------------------------
             William Tai

                                   8X8, INC.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            EXHIBIT TITLE
-------                            -------------
 3.2+       Form of Amended and Restated Certificate of Incorporation of
            Registrant.
 3.3+       Bylaws of Registrant.
10.1+       Form of Indemnification Agreement.
10.2+       1992 Stock Option Plan, as amended, and form of Stock Option
            Agreement.
10.3+       Key Personnel Plan, as amended, and form of Stock Option
            Agreement.
10.4+       1996 Stock Plan, as amended, and form of Stock Option
            Agreement.
10.5+       1996 Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement.
10.6+       1996 Director Option Plan, as amended, and form of Director
            Option Agreement.
10.7+       Amended and Restated Registration Rights Agreement dated as of September 6, 1996 among the Registrant and certain
            holders of the Registrant's Common Stock.
10.8+       Facility lease dated as of July 3, 1990 by and between
            Sobrato Interests, a California Limited Partnership, and the
            Registrant, as amended.
10.9*+      License Agreement dated as of May 7, 1996 by and between
            Kyushu Matsushita Electric Industrial Co., Ltd. and the
            Registrant.
10.12+      Promissory Note between Sandra L. Abbott and Registrant
            dated June 29, 1996.
10.13+      Promissory Note between David M. Harper and Registrant dated
            June 29, 1996.
10.14+      Promissory Note between Bryan R. Martin and Registrant dated
            June 29, 1996.
10.15+      Promissory Note between Chris McNiffe and Registrant dated
            June 29, 1996.
10.16+      Promissory Note between Mike Noonen and Registrant dated
            June 29, 1996.
10.17+      Promissory Note between Samuel T. Wang and Registrant dated
            June 29, 1996.
10.18*+     License Agreement dated as of May 5, 1997 by and between
            U.S. Robotics Access Corporation and the Registrant.
10.19**     Warrant Number CS-01 issued by 8x8, Inc. to Stanford
            University on February 17, 1998.
10.20**     Fifth Amendment to Lease dated January 26, 1998 between
            Sobrato Interests and the Registrant.
10.21**     Landlords Consent to Sublease dated February 23, 1998 among
            Sobrato Interests, Bay Networks, Inc. and the Registrant.
21.1+       Subsidiaries of Registrant.
23.1        Consent of Independent Accountants.
24.1        Power of Attorney (see page 55).
27.1        Financial Data Schedule.

---------------
* Confidential treatment was granted with respect to certain portions of this exhibit.

 + Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-15627, declared effective on July 1, 1997 and incorporated by reference herein.

** Previously filed as an exhibit to the Company's Report on Form 10-K dated May
   7, 1998.