Form 10-Q
period 1999-06-30
8X8 INC
filed 1999-08-09
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (408) 727-1885

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock outstanding as of August 6, 1999 was 18,561,395.


The exhibit index begins on page 30.

                                    8X8, INC.

                                      INDEX

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
             June 30, 1999 and March 31, 1999...................................  2

         Condensed Consolidated Statements of Operations
             for the three months ended June 30, 1999 and 1998..................  3

         Condensed Consolidated Statements of Cash Flows
             for the three months ended June 30, 1999 and 1998..................  4

         Notes to Unaudited Condensed Consolidated Financial Statements.........  5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.......................................................  9


PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................... 29

Signatures...................................................................... 29

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                    June 30,       March 31,
                                                      1999           1999
                                                    --------       --------
ASSETS
Current assets:
  Cash, cash equivalents and
     short-term investments.......................  $ 17,929       $ 15,810
  Accounts receivable, net........................     1,918          5,886
  Inventory.......................................     1,508          3,915
  Prepaid expenses and other assets...............       899            878
                                                    --------       --------
    Total current assets..........................    22,254         26,489
Property and equipment, net.......................     1,998          2,163
Intangibles and other assets......................     3,544             57
                                                    --------       --------
                                                    $ 27,796       $ 28,709
                                                    ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $  1,371       $  1,917
  Accrued compensation............................     1,735          1,236
  Accrued warranty................................       854          1,043
  Deferred revenue................................     1,186          4,089
  Other accrued liabilities.......................     1,881          1,601
                                                    --------       --------
    Total current liabilities                          7,027          9,886
                                                    --------       --------

Stockholders' equity:
  Common stock....................................        18             15
  Additional paid-in capital......................    61,721         48,363
  Notes receivable from stockholders..............      (239)          (266)
  Deferred compensation...........................       (94)          (197)
  Unrealized loss on investments..................        --           (193)
  Accumulated deficit.............................   (40,637)       (28,899)
                                                    --------       --------
    Total stockholders' equity                        20,769         18,823
                                                    --------       --------
                                                    $ 27,796       $ 28,709
                                                    ========       ========

   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    Three months ended June 30,
                                                    ---------------------------
                                                        1999           1998
                                                      --------       --------
Product revenues                                      $  5,560       $  6,511
License and other revenues                                 334            589
                                                      --------       --------

Total revenues                                           5,894          7,100
Cost of product revenues                                 3,353          4,390
                                                      --------       --------

Gross profit                                             2,541          2,710
                                                      --------       --------

Operating expenses:
    Research and development                             2,423          2,612
    Selling, general and administrative                  3,587          4,362
    In-process research and development                 10,100             --
    Amortization of intangibles                             50             --
                                                      --------       --------
           Total operating expenses                     16,160          6,974
                                                      --------       --------

Loss from operations                                   (13,619)        (4,264)
Other income, net                                        1,881             93
                                                      --------       --------

Loss before provision (benefit) for income taxes       (11,738)        (3,971)
Provision (benefit) for income taxes                        --             --
                                                      --------       --------

Net loss                                               (11,738)      $ (3,971)
                                                      ========       ========

Net loss per share:
  Basic                                               $  (0.72)      $  (0.27)
  Diluted                                             $  (0.72)      $  (0.27)

Shares used in per share calculations:
  Basic                                                 16,341         14,792
  Diluted                                               16,341         14,792

   The accompanying notes are an integral part of these financial statements.

                                    8x8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                         Three months ended June 30,
                                                         ---------------------------
                                                             1999           1998
                                                           --------       --------
Cash flows from operating activities:
   Net loss..............................................  $(11,738)      $ (3,971)
Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
       Depreciation and amortization.....................       337            222
       Amortization of deferred compensation.............        54            124
       Purchased in-process research and development.....    10,100             --
       Gain on sale of investments, net..................    (1,687)            --
Net effect of changes in current and other assets
   and current liabilities...............................     3,102         (1,201)
                                                           --------       --------

      Net cash provided by (used in) operating
         activities......................................       168         (4,826)
                                                           --------       --------

Cash flows from investing activities:
   Purchases of property and equipment...................       (89)          (135)
   Proceeds from sale of nonmarketable equity
      investment.........................................     1,880             --
   Cash paid for acquisitions, net.......................       (15)            --
   Short-term investments-trading activity, net..........        --             60
                                                           --------       --------

      Net cash provided by (used in) investing
         activities......................................     1,776            (75)
                                                           --------       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock................       153            131
   Repayment of notes receivable from stockholders.......        22            470
                                                           --------       --------

       Net cash provided by financing activities.........       175            601
                                                           --------       --------

Net increase (decrease) in cash and cash equivalents.....     2,119         (4,300)
Cash and cash equivalents at the beginning of
   the period............................................    15,810         26,677
                                                           --------       --------

Cash and cash equivalents at the end of the period.......  $ 17,929       $ 22,377
                                                           ========       ========

   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE BUSINESS

     8x8, Inc. ("We" or "8x8") was incorporated in California in February 1987. In December 1996, 8x8 was reincorporated in Delaware.

     We develop, manufacture and market telecommunication equipment focused on multimedia Internet protocol (IP) applications. Our products are highly integrated, leverage our proprietary technology and are comprised of multimedia communication semiconductors, multimedia compression algorithms, network protocols and embedded system design. Our products are used in applications including voice-over-IP, video monitoring and streaming, and videoconferencing. We market our products mainly to original equipment manufacturers (OEMs) but also to end users for our video monitoring system products.

     In an effort to expand the available market for our multimedia communication products, we began developing low-cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. However in the fourth quarter of fiscal 1999, we determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, we announced in April 1999 that we would cease production of the ViaTV product line and withdraw from our distribution channels over the subsequent several quarters. We do not expect to be able to generate revenues from our other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all.* If we cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on our business and operating results.

2.   BASIS OF PRESENTATION

     Our fiscal year ends on the last Thursday on or before March 31. Fiscal 2000 will be a 53 week year, while fiscal 1999 was a 52 week year. Our fiscal quarters end on the last Thursday on or before the end of each calendar quarter. The three month periods ended June 24, 1999 and June 25, 1998, respectively, each included 13 weeks of operations. For purposes of these condensed consolidated financial statements, we have indicated our fiscal year as ending on March 31 and our interim periods as ending on June 30.

     The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the year ended March 31, 1999. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended March 31, 1999, including notes thereto, included in our fiscal 1999 Annual Report on Form 10-K.

     The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3.   BALANCE SHEET DETAIL
     (in thousands)

                                                      June 30,      March 31,
                                                        1999          1999
                                                      --------      ---------
     Inventory:
           Raw materials..........................    $   108        $   952
           Work-in-process........................        481            892
           Finished goods.........................        919          2,071
                                                      -------        -------
                                                      $ 1,508        $ 3,915
                                                      =======        =======


4.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net income
(loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of common stock options and unvested restricted common stock having a dilutive effect. The numerators for each period presented are equal to the reported net loss. The reconciliation of the denominators is as follows (in thousands):

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1999          1999
                                                       ------        ------
     Basic shares                                      16,341        14,792
     Effect of dilutive securities:
       Common stock options                                --            --
       Unvested restricted common stock                    --            --
                                                       ------        ------
     Diluted shares                                    16,341        14,792
                                                       ======        ======

     The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1999          1999
                                                       ------        ------
     Common stock options                               3,859         3,095
     Unvested restricted common stock                     240           532
                                                       ------        ------
       Total                                            4,099         3,627
                                                       ======        ======


5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For us, the primary difference between net income (loss) and comprehensive income (loss) is gains and losses on short-term investments classified as available-for-sale. Comprehensive losses for the periods ended June 30, 1999 and 1998 were $11,545,000 and $3,955,000, respectively. As of June 30, 1999, accumulated other comprehensive loss and accumulated deficit are the same.


6.   ACQUISITION OF ODISEI

     During the first quarter of fiscal 2000, we acquired Odisei S.A., a privately held, development stage company based in Sophia Antipolis, France, that develops IP telephony software. Odisei is developing a scalable, Java-based software solution for managing voice-over-IP networks. The software will run on a carrier-grade server located at a telephony service provider's site and will provide complete voice and data services over T1/E1, xDSL or cable communication links. The condensed consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of our common stock. In addition, 8x8 issued approximately 154,000 8x8 options in exchange for certain Odisei options outstanding. Certain of the shares issued to Odisei employees are subject to repurchase at a price per share of $2.32 if the employee departs prior to vesting. The purchase price of the acquisition of approximately $13.4 million, which includes $112,000 of estimated acquisition related costs and $648,000 for the exchange of Odisei options for our options, was used to acquire the net assets of Odisei. The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development relates to Odisei's initial product for which technological feasibility has not been established and is estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows have been discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on a preliminary appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the first quarter of fiscal 2000, is $10.1 million. The actual amount of acquired in-process research and development may differ from this estimate. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price is as follows (in thousands):

     In-process research and development               $10,100
     Workforce                                             200
     Odisei net tangible liabilities                      (246)
     Goodwill                                            3,325
                                                       -------
                                                       $13,379
                                                       =======

     The consolidated results of the Company include the results of the operations of Odisei from the date of the acquisition. Had the acquisition of Odisei taken place as of the beginning of the quarter, the pro form net loss of the Company would have been substantially the same as that reported for the quarter.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. We adopted SOP 98-1 in fiscal 2000. The adoption of SOP 98-1 did not have a material impact on our consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt FAS 133 in fiscal 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We do not expect that the adoption of FAS 133 will have a material impact on our consolidated financial statements.

     In fiscal 1999, we adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. In accordance with the provisions of FAS 131, we determined that we have one reportable operating segment.

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, "Modification of SOP-97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amends SOP 97-2, "Software Revenue Recognition" and supercedes SOP 98-4. We adopted SOP 98-9 in fiscal 2000. The adoption of SOP 98-9 did not have a material impact on our consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future and statements contained within those sentences followed by an asterisk (i.e., "*"). All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q.

Overview

     Since June 1995, we have been executing a business strategy designed to focus our efforts exclusively on the development, manufacture and marketing of multimedia communication semiconductors, software and systems. To date, we have marketed our multimedia communication semiconductors and related technology to OEMs and distributors, mainly for videoconferencing and videophone applications. This product line includes the LVP, VCP and VCPex semiconductors.

     In an effort to expand the available market for our multimedia communication products, and to capitalize on our vertically integrated technology, we began developing low-cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. The ViaTV videophone enables phone call participants to both hear and see each other while communicating over a standard analog telephone line. We shipped our first ViaTV product in February 1997, and over the next two years introduced several new videophone products, expanded our distribution channels in North America, Europe and Asia, and became a leading manufacturer of consumer videophones. However in the fourth quarter of fiscal 1999, we determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, we announced in April 1999 that we would cease production of the ViaTV product line and withdraw from our distribution channels over the subsequent several quarters. In conjunction with this decision we recorded a $5.7 million charge associated with the write off of ViaTV videophone inventories in the fourth fiscal quarter of 1999. We do not expect to be able to generate revenues from our other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all.* If we cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on our business and operating results.

     In June 1998, we entered the market for video monitoring products with our RSM-1500 Remote Surveillance Module. The RSM-1500 module enables real-time remote video monitoring over POTS lines. The target market for video monitoring is primarily owners of small businesses such as convenience stores and restaurants who need the ability to view their premises from any remote location in the world at any time. We currently sell RSM-1500 products to security distributors and dealers in North America, and are attempting to expand our distribution channels into Europe and Asia.

     In December 1998, we introduced a new semiconductor product, the Audacity Internet telephony processor, which combines telephony protocols with audio compression/decompression algorithms and implements multiple, simultaneous Internet protocol phone calls on a single integrated circuit. In April 1999, we announced our Symphony VoIP Module, an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. These products reflect our recent efforts to develop broadband telephony technology. In the first quarter of fiscal 2000, we realized revenues of $60,000, associated with the sale of evaluation units of broadband telephony systems.

     During the first quarter of fiscal 2000, we acquired Odisei S.A., a privately held, development stage company based in Sophia Antipolis, France, that develops IP telephony software. Odisei is developing a scalable, Java-based software solution for managing voice-over-IP networks. The software will run on a carrier-grade server located at a telephony service provider's site and will provide complete voice and data services over T1/E1, xDSL or cable communication links. The condensed consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of our common stock. In addition, 8x8 issued approximately 154,000 8x8 options in exchange for certain Odisei options outstanding. Certain of the shares issued to Odisei employees are subject to repurchase at a price per share of $2.32 if the employee departs prior to vesting. The purchase price of the acquisition of approximately $13.4 million, which includes $112,000 of estimated acquisition related costs and $648,000 for the exchange of Odisei options for our options, was used to acquire the net assets of Odisei. The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development relates to Odisei's initial product for which technological feasibility has not been established and is estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows have been discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on a preliminary appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the first quarter of fiscal 2000, is $10.1 million. The actual amount of acquired in-process research and development may differ from this estimate. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. The allocation of the purchase price is as follows (in thousands):

     In-process research and development               $10,100
     Workforce                                             200
     Odisei net tangible liabilities                      (246)
     Goodwill                                            3,325
                                                       -------
                                                       $13,379
                                                       =======

Results of Operations

     The consolidated results of the Company include the results of the operations of Odisei from the date of the acquisition. Had the acquisition of Odisei taken place as of the beginning of the quarter, had the pro forma net loss of the Company would have been substantially the same as that reported for the quarter.

     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Operations and the notes thereto:

Revenues

                                                      Three Months Ended June 30,
                                                    -------------------------------
     (In millions)                                      1999               1998
                                                    ------------       ------------
     Product revenues                               $ 5.6     95%      $ 6.5     92%
     License and other revenues                       0.3      5%        0.6      8%
                                                    -----    ---       -----    ---
                                                    $ 5.9    100%      $ 7.1    100%
                                                    =====    ===       =====    ===


     Total revenues were $5.9 million and $7.1 million for the first quarters of fiscal 2000 and 1999, respectively. Total revenues for the first quarter of fiscal 2000 were divided among multimedia communication semiconductors ($2.5 million), ViaTV systems ($1.5 million), video monitoring systems ($1.5 million), broadband telephony systems ($60,000), and nonrecurring license and other revenues ($334,000). In the first quarter of fiscal 1999, total revenues were divided among multimedia communication semiconductors ($3.1 million), ViaTV systems ($2.8 million), video monitoring systems ($622,000), and nonrecurring license and other revenues ($589,000).

     Product revenues were $5.6 million in the first quarter of fiscal 2000, a decrease of $900,000 from the $6.5 million reported in the first quarter of fiscal 1999. The decrease in product revenues is due to a decrease in both units sold and ASPs for our ViaTV products, due to our exit from the consumer videophone market, and in unit shipments of our multimedia communication semiconductor products. These decreases were offset by an increase in sales of our video monitoring systems products.

     License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services that we perform for our customers. License and other revenues were $334,000 in the first quarter of fiscal 2000, a decrease of approximately $255,000 from the $589,000 reported in the first quarter of fiscal 1999. There can be no assurance that we will receive any revenues from licensing or other such arrangements in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues" and "Factors That May Affect Future Results--Dependence on Key Customers."

     Revenues derived from one customer represented approximately eleven percent (11%) of our total revenues for the quarter ended June 30, 1999. No customer represented ten percent (10%) or more of our total revenues for the quarter ended June 30, 1998.

     Our sales to Europe represented 23% and 20% of total revenues for the first quarters of fiscal 2000 and 1999, respectively. Our sales to the Asia Pacific region represented 17% and 22% of total revenues for the first quarters of fiscal 2000 and 1999, respectively. See "Factors That May Affect Future Results--International Operations."

Cost of Revenues

                                                     Three Months Ended June 30,
                                                     ---------------------------
     (In millions)                                       1999          1998
                                                         ----          ----
     Cost of product revenues                            $3.4          $4.4
       As a percentage of product revenues                 58%           68%

     The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Costs of product revenues were $3.4 million and $4.4 million for the first quarters of fiscal 2000 and 1999, respectively. The decrease in the cost of product revenues in the first quarter of fiscal 2000 is due to the mix of product revenues and the decrease in overall product revenues as compared to fiscal 1999. The decrease in the cost of product revenues as a percentage of total revenue in the first quarter of fiscal 2000 is due to lower sales of our ViaTV products as a percentage of total revenue, as our ViaTV products have a substantially different cost structure from our multimedia communication semiconductor and video monitoring products.

     There were no costs associated with license and other revenues in the first quarters of fiscal 2000 and 1999, respectively.

Gross Profit

                                                     Three Months Ended June 30,
                                                     ---------------------------
     (In millions)                                       1999          1998
                                                         ----          ----
     Gross profit                                        $2.5          $2.7
     As a percentage of total revenues                     42%           38%

     Gross profit was $2.5 million and $2.7 million in the first quarters of fiscal 2000 and 1999, respectively. Gross profit from product revenues was $2.2 million and $2.1 million for the first quarters of fiscal 2000 and 1999, respectively. Lower gross profit in the first quarter of fiscal 2000 was due primarily to decreased unit shipments for both our ViaTV and multimedia communication semiconductor products. Gross profit from license and other revenues, all of which was nonrecurring, less related costs, was $334,000 and $589,000 in the first quarters of fiscal 2000 and 1999, respectively. There can be no assurance that we will receive any revenues from such license and other revenues sources in the future.* See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues."

     Total gross margin was 42% and 38% in the first quarters of fiscal 2000 and 1999, respectively. The increase in gross margin is due primarily to the increased gross margins for system level products, as video monitoring revenues, which have higher gross margins due to higher ASPs and lower costs, increased while ViaTV revenues with lower gross margins decreased.

     The markets for our products are characterized by falling average selling prices, which could have a material adverse effect on our future business and operating results if we cannot achieve lower cost of sales and/or higher sales volumes.* We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our semiconductor products will likely decrease for the foreseeable future.* Gross profit as a percent of revenue is substantially lower for the sales of video monitoring and ViaTV systems products than for sales of our semiconductors. If our systems product revenues continue to grow as a percentage of total product revenue, we expect that gross profit as a percentage of total product revenue will decrease.* See "Factors That May Affect Future Results--Fluctuations in Operating Results."

Research and Development Expenses

                                                     Three Months Ended June 30,
                                                     ---------------------------
     (In millions)                                       1999          1998
                                                         ----          ----
     Research and development                            $2.4          $2.6
     As a percentage of total revenues                     41%           37%

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $2.4 million and $2.6 million for the first quarters of fiscal 2000 and 1999, respectively. Lower research and development expenses during the first quarter of fiscal 2000 were due to decreases in non-recurring ViaTV design costs.

     We expect to continue to allocate substantial resources to research and development.* However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Rapid Technological Change; Dependence on New Product Introduction."

Selling, General and Administrative Expenses

                                                     Three Months Ended June 30,
                                                     ---------------------------
     (In millions)                                       1999          1998
                                                         ----          ----
     Selling, general and administrative                 $3.6          $4.4
     As a percentage of total revenues                     61%           62%

     Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $3.6 million and $4.4 million in the first quarters of fiscal 2000 and 1999, respectively. In the first quarter of fiscal 2000, expenses decreased due to lower costs associated with the marketing, advertising and promotion of the ViaTV product line and lower headcount required to support these activities as we exited from the consumer videophone business. As we exit the ViaTV business and promote new video monitoring and broadband telephony products, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues.* See "Factors That May Affect Future Results--Potential Fluctuations in Operating Results."

In-process Research and Development and Amortization of Intangibles

     As part of the May 1999 acquisition of Odisei, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. Amortization of goodwill and work force charged to operations was $50,000 in the first quarter of fiscal 2000. In addition, we incurred an in-process research and development charge of $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei.

Other Income, Net

     In the first quarters of fiscal 2000 and 1999, other income, net, was $1.9 million and $289,000, respectively. During fiscal 1996, we acquired an equity position in a privately held company. In the first quarter of fiscal 2000, we realized $1.9 million of other income by selling the stock of this company. Interest income earned on our cash equivalents in the first quarter of fiscal 2000 was offset by losses realized on the sale of certain of our cash equivalent investments during the period. In the first quarter of fiscal 1999, other income consisted primarily of interest income earned on our cash equivalents.

Provision for Income Taxes

     There was no tax provision for the first fiscal quarters of 2000 and 1999 due to net losses incurred.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." The Company is assessing the readiness of its products, internal computer systems, and third-party equipment and software utilized by the Company to handle Year 2000 issues. Based upon the Company's assessments, all of the Company's products are Year 2000 compliant. With regard to the Company's internal computer systems, the Company completed its implementation of an enterprise-wide database and information management system that is Year 2000 compliant during the quarter ended March 31, 1999. The total cost of the system implementation project was approximately $1.6 million. The Company does not believe that the incremental project cost associated with Year 2000 compliance was material as the feature is included with a system purchased by the Company to satisfy its business needs. As such, the Company has not allocated any portion of the total project cost to the Year 2000 issue.

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

Liquidity and Capital Resources

     As of June 30, 1999, we had cash and liquid investments totaling $17.9 million, representing an increase of $2.1 million from March 31, 1999. We currently have no bank borrowing arrangements.

     Cash provided by operations of $168,000 in the first quarter of fiscal 2000 is primarily attributable to a decreases in accounts receivable, net, and inventory of $4.0 million and $2.4 million, respectively, an increase in other accrued liabilities of $177,000, and noncash items, including a charge for purchased in-process research and development of $10.1 million and depreciation and amortization of $337,000. Cash provided by operations was partially offset by the net loss of $11.7 million, decreases in deferred revenue and accounts payable of $2.9 million and $587,000, respectively, and a net gain resulting from the sale of investments of $1.7 million. Cash used by operations in the first quarter of fiscal 1999 reflected a net loss of $4.0 million, a $1.5 million increase in inventory, and a $834,000 decrease in accounts payable, offset primarily by increases of $482,000 in deferred revenue, $225,000 in other accrued liabilities, and $205,000 in accrued compensation.

     Cash provided by investing activities in the quarter ended June 30, 1999 is primarily attributable to proceeds from the sale of a nonmarketable equity investment of $1.9 million, offset by capital expenditures of $89,000 and net cash paid of $15,000 related to the acquisition of Odisei. Cash used in investing activities in the quarter ended June 30, 1998 is primarily attributable to capital expenditures of $135,000.

     Cash provided by financing activities in the quarters ended June 30, 1999 and 1998 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of the Company's common stock upon the exercise of employee stock options.

We will need to raise additional capital in 2000 to support our anticipated growth, and failure to do so in a timely manner may cause us to delay our plans for growth.*

     We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances.* As of June 30, 1999, we had approximately $17.9 million in cash and cash equivalents. However, we currently estimate that we will be required to raise additional financing at some point during calendar year 2000 and if we are unable to do so, our growth may be limited.* We will be evaluating financing alternatives prior to that time. We may also seek to exploit business opportunities that will require additional capital from equity or debt sources in order to finance growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms or at all which would force us to delay our plans for growth and implementation of our strategy.

Factors That May Affect Future Results

     The following factors should be considered in conjunction with the information in this Report on Form 10-Q.

We have a history of losses and we are uncertain as to our future profitability.

     We recorded an operating loss of $13.6 million in the first quarter of fiscal 2000. In addition, we recorded operating losses for the year ended March 31, 1999 and in three of the four quarters in fiscal 1998. We would not have been profitable in fiscal 1998 had we not received nonrecurring license and other revenues. Revenues fluctuated from $19.1 million in fiscal 1997 to $49.8 million in fiscal 1998 to $31.7 million in fiscal 1999. In view of our historical operating losses, we cannot be certain that we will be able to achieve profitability on either an annual or quarterly basis.

Our operating results may decline from previous periods if we are unable to secure future license and other sources of revenues.

     In the past, we have received substantial revenues from licensing of technology. License and other revenues, all of which were nonrecurring, were $334,000 and $589,000 for the three month periods ended June 30, 1999 and 1998, respectively, and were $5.5 million and $14.5 million in the fiscal years ended March 31, 1999 and 1998, respectively. If we do not receive additional revenues from licensing of our technology in the future, our operating results may decline from previous periods.

We have discontinued our ViaTV product line and if we cannot lower expenses and sell remaining inventory, our operating results may decline.

     We announced in April 1999 that we would cease production of our ViaTV product line and withdraw from our distribution channels over the next several quarters. In the first fiscal quarter of fiscal 2000, ViaTV revenues represented 27% of total product revenues. For the years ended March 31, 1999 and 1998, ViaTV revenues represented 49% and 38% of product revenues, respectively. With the discontinuation of production, it is not clear how much, if any, revenue we will be able to generate from selling our existing inventories of ViaTVs. We do not expect to be able to generate revenues from our other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all.* If we cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on our business and operating results.

     In fiscal 1999, we recognized a $5.7 million expense associated with valuing the ViaTV inventory at the current estimated fair market value. If we are unable to sell the remaining ViaTV inventory in a timely manner, at or above the estimated fair market value, it would have a material adverse effect on our business and operating results. Our discontinuation of the sale of ViaTV's may also result in higher levels of product returns, the necessity of granting price protection to resellers, more lengthy receivable collection cycles and higher warranty costs, which may have a material adverse effect on our business and operating results.

     Our operating results historically have been subject to increased seasonality with sales higher during our third fiscal quarter, corresponding to the Christmas shopping season. Our discontinuation of ViaTV products may result in substantially different patterns in operating results.

The growth of our business and future profitability depends on future broadband telephony revenue.

     We believe that our business and future profitability will be largely dependent on widespread market acceptance of our broadband telephony products. Neither our videoconferencing semiconductor business nor our video monitoring business have provided, nor are they expected to provide sufficient revenues to profitably operate our business. To date, we have not sold any significant quantities of broadband telephony products. If we are not able to generate revenue selling into the broadband telephony market, it would have a material adverse effect on our business and operating results.

Our future operating results may not follow past trends due to many factors and any of these could cause our stock price to fall.

     Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

o    changes in market demand;

o    the timing of customer orders;

o    competitive market conditions;

o    lengthy sales cycles, regulatory approval cycles;

o    new product introductions by us or our competitors;

o    market acceptance of new or existing products;

o    the cost and availability of components;

o    the mix of our customer base and sales channels;

o    the mix of products sold;

o    the management of inventory;

o    the level of international sales;

o    continued compliance with industry standards; and

o    general economic conditions.

     Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our semiconductor products will likely decrease for the foreseeable future. The market for IP telephony semiconductors is likely to be a high volume market characterized by commodity pricing. We will not be able to generate average selling prices or gross margins for our broadband telephony semiconductors similar to those that we have historically commanded for our videoconferencing semiconductors. In addition, the gross margins for our video monitoring and broadband systems products are, and will likely continue to be, substantially lower than the gross margins for our semiconductors. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

     Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of our business may be derived from orders placed by a limited number of large customers, including OEM customers, the timing of such orders can also cause significant fluctuations in our operating results. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by us or our competitors of new products and technologies could cause customers to defer purchases of our existing products, which would also have a material adverse effect on our business and operating results.

     As a result of these and other factors, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for our common stock.

     We may not be able to manage our inventory levels effectively which may lead to inventory obsolescence which would force us to lower our prices.

     Our products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. In particular, we had significant inventory quantities of ViaTV products, both on hand and at our retail distributors when we discontinued production in April 1999. In the fourth quarter ended March 31, 1999, cost of product revenues included a $5.7 million charge associated with the write off of inventories related to our decision to cease production of our ViaTV product line. Because retailers and other distributors may have contractual rights to price protection if we decreases the selling price, and because we may need to significantly decrease the selling price to sell existing ViaTV inventory, our cost of such inventory may exceed our actual selling price. Excess inventory levels will subject us to the risk of inventory obsolescence and the risk that our selling prices may drop below our inventory costs, while insufficient levels of inventory may negatively affect relations with customers. Any of these factors could have a material adverse effect on our operating results and business.

We will need to raise additional capital in 2000 to support our growth, and failure to do so in a timely manner may cause us to delay our plans for growth.

     We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of June 30, 1999, we had approximately $17.9 million in cash and cash equivalents. However, we currently estimate that we will be required to raise additional financing at some point during calendar year 2000 and if we are unable to do so, our growth may be limited. We will be evaluating financing alternatives prior to that time. We may also seek to exploit business opportunities that will require additional capital from equity or debt sources in order to finance growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms or at all which would force us to delay our plans for growth and implementation of our strategy.

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results.

     Historically, a significant portion of our sales have been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended June 30, 1999 and 1998, respectively, accounted for approximately 56% and 49%, respectively, of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 1999 and 1998 accounted for 40% and 61%, respectively, of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, all of our license and other revenues are nonrecurring.

The growth of our business depends on the growth of the IP telephony market.

     Success of our broadband telephony product strategy assumes that there will be future demand for IP telephony systems. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve acceptable quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the five-nines reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur our business will not grow.

Technical and quality difficulties could impede market acceptance of our video monitoring products which would limit our growth.

     Due to bandwidth constraints, our video monitoring products transmit video over a plain old telephone system, which is known as POTS, at a frame rate and resolution that are significantly less than the frame rate and resolution of standard closed circuit TV monitors. Furthermore, our video monitoring products transmit audio over a POTS line with a fidelity that is often less than toll quality and that degrades in the presence of background noise. The POTS infrastructure varies widely in configuration and integrity, can degrade, make unreliable or even eliminate the digital connections between our video monitoring products. The security industry demands a high degree of quality, robustness and reliability of its products. Actual or perceived technical difficulties or insufficient video or audio quality could cause our existing customers to forego future purchases or cause potential customers to seek alternative solutions, either of which would limit the growth of our business.

Competition

     We compete with both manufacturers of digital signal processing semiconductors and gateway products developed for the growing VoIP marketplace. We also compete with manufacturers of multimedia communication semiconductors and systems. The markets for our products are characterized by intense competition, declining average selling prices and rapid technological change.

Broadband Telephony and Videoconferencing Semiconductors

     The principal competitive factors in the market for broadband telephony and videoconferencing semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. We have a number of competitors in this market including Analog Devices, Audio Codes, Broadcom Corporation, Conexent, DSP Group, Lucent Technologies, Motorola, Inc., Neo Paradigm Labs, Philips Electronics, Telogy Networks, Texas Instruments, Inc. and Winbond Electronics. Certain of our competitors for broadband telephony and videoconferencing semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

     Principle competitive factors in the market for VoIP gateway products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a large number of system suppliers offering carrier-class gateway products such as Ascend Communications, Inc., Cisco Systems, Inc., Clarent Corporation, Nokia Corporation, Nortel Networks, Nuera Communications, Inc., VolcalTec Communications, and Lucent Technologies. At this time there is limited competition in the residential and small office VoIP gateway market. We expect, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, our presence in the VoIP systems business may result in certain customers or potential customers perceiving us as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

Video Monitoring and ViaTV Products

     The competitive factors in the market for our RSM-1500 and ViaTV products include audio and video quality, acceptable phone line transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to-market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. We expect intense competition for our RSM-1500 module and we face ongoing competition for our ViaTV products as we exit that product area. Competition is expected from:

o Large security equipment manufacturers. We may face intense competition for our video monitoring products from many well known, established suppliers of security equipment, such as Pelco, and Ultrek Electronics Limited who have continually reduced the cost of their products and may enter the market for lower cost video communication products.

o Personal computer system and software manufacturers. Potential customers for our RSM-1500 and ViaTV products may elect instead to buy PCs pre-equipped with video communication software capabilities or a third-party software application for use on a PC. As a result, we face or may face competition from Intel, and PC software suppliers such as Microsoft, Netscape, Javelin and Prism.

     ADVIS, InnoMedia PTE Ltd., C-Phone Corporation, Leadtek Research, Inc., Truedox Technology Corporation and Video Communication Systems GmbH are among the companies selling low cost videophones, some targeted specifically at the video monitoring marketplace. Other companies have announced the development of low-cost videophones. We expect that additional companies will introduce products that compete with the

RSM-1500 and ViaTV products in the future.* Certain manufacturers or potential manufacturers of low-cost videophones have licensed or purchased, or may license or purchase, our technology and semiconductors in order to do so. KME and 3Com in particular have licensed substantially all of the technology underlying the ViaTV, and may use such technology to introduce products that compete with the RSM-1500 or ViaTV products. Each of Leadtek Research, Inc. and Truedox Technology Corporation license our technology and purchase our multimedia communication semiconductors. We aggressively license our semiconductor, software and systems technology and sell our semiconductor and system products to third parties. Thus, it is likely that other OEM customers will become competitors with respect to our RSM-1500 or ViaTV products business. Other competitors may purchase multimedia communication semiconductors and related technology from other suppliers.

     Our reliance on developing vertically integrated technology, comprising systems, circuit boards, software and semiconductors, places a significant strain on us and on our research and development resources. Competitors that focus on one aspect of technology, such as systems or semiconductors, may have a considerable advantage. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. Many of our competitors also have greater name recognition and a larger installed base of products. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on our business and operating results.

Our markets are subject to rapid technological change and we depend on new product introduction in order to maintain and grow our business.

     IP telephony and video monitoring are emerging markets and are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully, we must continue to design, develop, manufacture and sell new and enhanced products that provide increasingly higher levels of performance and reliability and lower cost, take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing and selling such products will depend on a variety of factors, including:

o    the identification of market demand for new products;

o    product selection;

o    timely implementation of product design and development;

o    product performance;

o    cost-effectiveness of products under development;

o    effective manufacturing processes; and

o    the success of promotional efforts.

     We have in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance or if such new product introductions decrease demand for existing products our operating results would decline and our business would not grow.

If we do not develop and maintain successful partnerships for broadband telephony products, we may not be able to successfully market our solutions.

     We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. IP telephony communications systems are extremely complex and no single company possesses all the required technology components needed to build a complete end to end solution. Partnerships will be required to augment our development programs and to assist us in marketing complete solutions to our customer base. We may not be able to develop such partnerships in the course of our product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

Inability to protect our proprietary technology or infringement by us of a third party's proprietary technology would disrupt our business.

     We rely in part on trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and abroad. We currently hold nine United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures and memory architecture technology, and have a number of United States and foreign patent applications pending. We cannot predict whether such patent applications will result in an issued patent. We may not be able to protect our proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited) and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results.

     There has been substantial litigation in the semiconductor, electronics and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including systems, digital and analog circuits, software and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material, and we could be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions, or that other actions alleging infringement by the Company of third-party patents will not be asserted or prosecuted against the Company.

     We rely on certain technology, including hardware and software licensed from third parties. The loss of, or inability to maintain, existing licenses could have a material adverse effect on our business and operating results.

The failure of IP networks to meet the reliability and quality standards required for voice communications would render our products obsolete.

     Circuit-switched networks such as the public switched telephone network feature a very high reliability, with a guaranteed quality of service. The common standard for reliability of carrier-grade real-time voice communications is 99.999%, meaning that the network can be down for only a few minutes per year. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks such as LANs, WANs and the Internet, or emerging last mile technologies such as cable, DSL and wireless local loop will not be used for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

Our products must comply with industry standards and FCC regulations, and changes may require us to modify existing products.

     In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Broadband telephony products rely heavily on standards such as H.323, SGCP, MGCP, and H.GCP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. Furthermore, the industry has had difficulty achieving true multivendor interoperability for highly complex standards such as
H.323. We also must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify its existing products or develop and support new versions of its products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our broadband telephony products, which would have a material adverse effect on our business and operating results.

We may transition to smaller geometry process technologies and higher levels of design integration which could disrupt our business.

     We continuously evaluate the benefits, on an integrated circuit, product-by-product basis, of migrating to smaller geometry process technologies in order to reduce costs. We have commenced migration of certain future products to smaller geometry processes. We believe that the transition of our products to increasingly smaller geometries will be important for us to remain competitive. We have in the past experienced difficulty in migrating to new manufacturing processes, which has resulted and could continue to result in reduced yields, delays in product deliveries and increased expense levels. Moreover, we are dependent on relationships with our foundries and their partners to migrate to smaller geometry processes successfully. If any such transition is substantially delayed or inefficiently implemented we may experience delays in product introductions and incur increased expenses. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality as well as customer and third-party intellectual property into our products. Some of this intellectual property includes analog components for which we have little or no experience or in-house expertise. We cannot predict whether higher levels of design integration or the use of third-party intellectual property will adversely affect our ability to deliver new integrated products on a timely basis, or at all.

If we discover product defects, we may have product-related liabilities which may cause us to lose revenues or delay market acceptance of our products.

     Products as complex as those offered by us frequently contain errors, defects and functional limitations when first introduced or as new versions are released. We have in the past experienced such errors, defects or functional limitations. We sell products into markets that are extremely demanding of robust, reliable, fully functional products. Therefore delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage our credibility with our customers and adversely affect our ability to retain our existing customers and to attract new customers. Moreover, such errors, defects or functional limitations could cause problems, interruptions, delays or a cessation of sales to our customers. Alleviating such problems may require significant expenditures of capital and resources by us. Despite testing by us, our suppliers or our customers may find errors, defects or functional limitations in new products after commencement of commercial production, resulting in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims by our customers or others against us, or the loss of credibility with our current and prospective customers.

Manufacturing

     We outsource the manufacturing of our semiconductors and our broadband telephony, video monitoring and ViaTV system products to independent foundries and subcontract manufacturers, respectively. Our primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation. Subcontract manufacturers include EFA Corporation in Taiwan and Flash Electronics in Fremont, California. We also rely on Amkor/Anam Electronics in South Korea for packaging and testing of our semiconductors. We do not have long term purchase agreements with our subcontract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, or that our component suppliers will be able or willing to reliably supply components for our products, in volumes, on a cost effective basis or in a timely manner. We may experience difficulties due to our reliance on independent semiconductor foundries, subcontract manufacturers and component suppliers that could have a material adverse effect on our business and operating results.

     In addition, from time to time we may issue non-cancelable purchase orders to our third-party manufacturers for raw materials used in our video monitoring or other potential system level products to ensure availability for long lead-time items or to take advantage of favorable pricing terms. If we should experience decreased demand for our video monitoring products or future system level products, we would still be required to take delivery of and make payment for such raw materials. In the event of a significant decrease in system level product demand, such purchase commitments could have a material adverse effect on our business and operating results.

We have significant international operations, which subjects us to risks that could cause our operating results to decline.

     Sales to customers outside of the United States represented 40%, 43% and 47% of total revenues in the first quarter ended June 30, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. Specifically, sales to customers in the Asia Pacific region represented 17%, 26% and 25% of our total revenues in the first quarter ended June 30, 1999 for the fiscal years ended March 31, 1999 and 1998, respectively, while sales to customers in Europe represented 23%, 17% and 22% of our total revenues for the same periods, respectively.

     International sales of our semiconductors will continue to represent a substantial portion of our product revenues for the foreseeable future. In addition, substantially all of our current products are, and substantially all of our future products will be, manufactured, assembled and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships, in connection with its international operations. A significant decline in demand from foreign markets, which may result from the current economic conditions in the Asia Pacific region, or for other reasons could have a material adverse effect on our business and operating results.

We need to expand our management systems and hire and retain key personnel to support our products.

     The development and marketing of our broadband telephony and video monitoring products will continue to place a significant strain on our limited personnel, management and other resources. Our ability to manage any future growth effectively will require us to successfully attract, train, motivate, retain and manage employees, particularly key engineering and managerial personnel, to effectively integrate new employees into our operations and to continue to improve our operational, financial and management systems. Our failure to manage growth and changes in our business effectively and to attract and retain key personnel could limit our growth and the success of our products and business.

     Further, we are highly dependent on the continued service of and our ability to attract and retain qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, particularly in the San Francisco Bay area where we are located. The loss of any key person or the failure to recruit additional key technical and sales personnel in a timely manner would have a material adverse effect on our business and operating results. We currently do not have employment contracts with any of our employees and we do not maintain key person life insurance policies on any of our employees.

Our stock price has been volatile and we cannot assure you that our stock price will not decline.

     The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

o    actual or anticipated fluctuations in our operating results;

o    announcements of technical innovations;

o    loss of key personnel;

o    new products or new contracts by us, our competitors or their customers;

o    governmental regulatory action;

o developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts and other factors which could be unrelated to, or outside our control.

     The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against the issuing company. If our stock price is volatile, we may also be subject to such litigation. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would disrupt business and could cause a decline in our operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.


ITEM 6. Exhibits and Reports on Form 8-K

(a)  See Exhibit Index.

(b)  Reports on Form 8-K.

     On May 18, 1999, we filed a Current Report on Form 8-K to report a change in the previously reported date of our annual meeting of stockholders.

     On June 7, 1999, we filed a Current Report on Form 8-K announcing that 8x8 and Odisei had entered into a Stock Exchange Agreement, dated as of May 13, 1999, which sets forth the terms and conditions of our proposed acquisition of Odisei pursuant to which Odisei will become a wholly-owned subsidiary of 8x8.

     On June 7, 1999, we filed a Current Report on Form 8-K to report the resignation of one of the members of our Board of Directors effective May 26, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 9, 1999.

      8X8, INC.

      By: /s/ SANDRA L. ABBOTT
         ---------------------------------------------
         Sandra L. Abbott
         Chief Financial Officer and
         Vice President of Finance
          (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE
10.22          Sixth Amendment to Lease dated May 28, 1999 between Sobrato Interests and the Registrant.

27.1+          Financial Data Schedule.

     All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.