Form 10-Q
period 1999-09-30
8X8 INC
filed 1999-11-15
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (408) 727-1885

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the Registrant's Common Stock outstanding as of November 12, 1999 was 18,525,318.


     The exhibit index begins on page 30.

                                    8X8, INC.

                                      INDEX

                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
           September 30, 1999 and March 31, 1999...............................  1

         Condensed Consolidated Statements of Operations
           for the three and six months ended September 30, 1999 and 1998......  2

         Condensed Consolidated Statements of Cash Flows
           for the six months ended September 30, 1999 and 1998................  3

         Notes to Unaudited Condensed Consolidated Financial Statements........  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk............. 17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................... 29

Item 4.  Submission of Matters to a Vote of Security Holders................... 29

Item 6.  Exhibits and Reports on Form 8-K...................................... 30

Signatures..................................................................... 30

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                         September 30,   March 31,
                                                             1999          1999
                                                         -------------   ---------
ASSETS
Current assets:
  Cash, cash equivalents and
     short-term investments .............................  $ 16,527      $ 15,810
  Accounts receivable, net ..............................     1,613         5,886
  Inventory .............................................     1,668         3,915
  Prepaid expenses and other assets .....................     1,379           878
                                                           --------      --------
    Total current assets ................................    21,187        26,489
Property and equipment, net .............................     2,239         2,163
Intangibles and other assets ............................     3,465            57
                                                           --------      --------
                                                           $ 26,891      $ 28,709
                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................  $  1,548      $  1,917
  Accrued compensation ..................................     1,857         1,236
  Accrued warranty ......................................       693         1,043
  Deferred revenue ......................................     1,598         4,089
  Other accrued liabilities .............................     1,577         1,601
                                                           --------      --------
    Total current liabilities ...........................     7,273         9,886
                                                           --------      --------

Stockholders' equity:
  Common stock ..........................................        18            15
  Additional paid-in capital ............................    61,971        48,363
  Notes receivable from stockholders ....................      (245)         (266)
  Deferred compensation .................................       (51)         (197)
  Accumulated other comprehensive loss ..................        --          (193)
  Accumulated deficit ...................................   (42,075)      (28,899)
                                                           --------      --------
    Total stockholders' equity ..........................    19,618        18,823
                                                           --------      --------
                                                           $ 26,891      $ 28,709
                                                           ========      ========

   The accompanying notes are an integral part of these financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                              Three months ended           Six months ended
                                                 September 30,               September 30,
                                             ---------------------       ---------------------
                                               1999         1998           1999         1998
                                             --------     --------       --------     --------
Product revenues .........................   $  5,214     $  8,375       $ 10,774     $ 14,886
License and other revenues ...............      1,496          628          1,830        1,217
                                             --------     --------       --------     --------
Total revenues ...........................      6,710        9,003         12,604       16,103
                                             --------     --------       --------     --------

Cost of product revenues .................      1,388        5,863          4,741       10,253
Cost of license and other revenues .......         58           50             58           50
                                             --------     --------       --------     --------

Gross profit .............................      5,264        3,090          7,805        5,800
                                             --------     --------       --------     --------

Operating expenses:
    Research and development .............      2,860        2,753          5,283        5,365
    Selling, general and administrative...      3,786        4,290          7,373        8,652
    In-process research and development...         --           --         10,100           --
    Amortization of intangibles ..........        185           --            235           --
                                             --------     --------       --------     --------
           Total operating expenses ......      6,831        7,043         22,991       14,017
                                             --------     --------       --------     --------

Loss from operations .....................     (1,567)      (3,953)       (15,186)      (8,217)
Other income, net ........................        195          303          2,076          596
                                             --------     --------       --------     --------

Loss before provision for income taxes....     (1,372)      (3,650)       (13,110)      (7,621)
Provision for income taxes ...............         66           --             66           --
                                             --------     --------       --------     --------

Net loss .................................   $ (1,438)    $ (3,650)      $(13,176)    $ (7,621)
                                             ========     ========       ========     ========

Net loss per share:
  Basic ..................................   $  (0.08)    $  (0.24)      $  (0.77)    $  (0.51)
  Diluted ................................   $  (0.08)    $  (0.24)      $  (0.77)    $  (0.51)

Shares used in per share calculations:
  Basic ..................................     17,886       14,939         17,074       14,866
  Diluted ................................     17,886       14,939         17,074       14,866

   The accompanying notes are an integral part of these financial statements.

                                    8x8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                  Six months ended
                                                                    September 30,
                                                               -----------------------
                                                                 1999           1998
                                                               --------       --------
Cash flows from operating activities:
   Net loss ...............................................    $(13,176)      $ (7,621)
Adjustment to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ......................         819            446
       Amortization of deferred compensation ..............          70            191
       Purchased in-process research and development ......      10,100             --
       Gain on sale of investments, net ...................      (1,687)            --
Net effect of changes in current and other assets
   and current liabilities ................................       3,012         (1,321)
                                                               --------       --------

      Net cash used in operating activities ...............        (862)        (8,305)
                                                               --------       --------

Cash flows from investing activities:
   Purchases of property and equipment ....................        (627)          (934)
   Proceeds from sale of nonmarketable equity investment ..       1,880             --
   Cash paid for acquisitions, net ........................        (120)            --
   Purchases of common stock from minority interest
       in subsidiary ......................................          --            (85)
   Short-term investments-trading activity, net ...........          --             60
                                                               --------       --------

      Net cash provided by (used in) investing activities..       1,133           (959)
                                                               --------       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock .................         448            478
   Loans to stockholders ..................................         (76)          --
   Repayment of notes receivable from stockholders ........          74            475
                                                               --------       --------

       Net cash provided by financing activities ..........         446            953
                                                               --------       --------

Net increase (decrease) in cash and cash equivalents ......         717         (8,311)
Cash and cash equivalents at the beginning of the period ..      15,810         26,677
                                                               --------       --------

Cash and cash equivalents at the end of the period ........    $ 16,527       $ 18,366
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

                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE BUSINESS

     8x8, Inc. ("We" or "8x8") was incorporated in California in February 1987. In December 1996, 8x8 was reincorporated in Delaware.

     We develop, manufacture and market telecommunication equipment and software focused on multimedia Internet protocol (IP) applications. Our products are highly integrated, leverage our proprietary technology and are comprised of multimedia communication semiconductors, multimedia compression algorithms, network protocols and embedded system design. Our products are used in applications including voice-over-IP, videoconferencing and video monitoring. We currently market our products mainly to original equipment manufacturers (OEMs), and also to distributors, dealers and end users for our video monitoring system products.

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


2.   BASIS OF PRESENTATION

     Our fiscal year ends on the last Thursday on or before March 31. Fiscal 2000 will be a 53 week year, while fiscal 1999 was a 52 week year. Our fiscal quarters end on the last Thursday on or before the end of each calendar quarter. The three and six month periods ended September 30, 1999 included 14 weeks and 27 weeks of operations, respectively. The three and six month periods ended September 24, 1998 included 13 weeks and 26 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, we have indicated our fiscal year as ending on March 31 and our interim periods as ending on September 30.

     The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the year ended March 31, 1999. In our opinion, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended March 31, 1999, including notes thereto, included in our fiscal 1999 Annual Report on Form 10-K.

     The results of operations for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.


3.   BALANCE SHEET DETAIL
     (in thousands)

                                                  September 30,      March 31,
                                                      1999             1999
                                                  -------------      ---------
     Inventory:
           Raw materials.........................    $   216          $   952
           Work-in-process.......................        679              892
           Finished goods........................        773            2,071
                                                     -------          -------
                                                     $ 1,668          $ 3,915
                                                     =======          =======


4.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net income
(loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of common stock options and unvested restricted common stock having a dilutive effect. The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective three and six month periods are the same. The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                   Three and Six Month Periods Ended
                                                             September 30,
                                                   ---------------------------------
                                                           1999        1998
                                                           -----       -----
     Common stock options........................          3,918       3,073
     Unvested restricted common stock............            620         231
                                                           -----       -----
       Total                                               4,538       3,304
                                                           =====       =====

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For us, the primary difference between net income (loss) and comprehensive income (loss) is gains and losses on short-term investments classified as available-for-sale. Comprehensive income (loss) for the current reporting and comparable periods in the prior year is as follows (in thousands):

                                                    Three Months Ended       Six Months Ended
                                                       September 30,           September 30,
                                                    ------------------      -------------------
                                                     1999       1998          1999       1998
                                                    -------    -------      --------    -------
     Net loss, as reported                          ($1,438)   ($3,650)     ($13,176)   ($7,621)
     Unrealized gains (losses) on investments            --        (78)          193        (62)
                                                    -------    -------      --------    -------
     Comprehensive loss                             ($1,438)   ($3,728)     ($12,983)   ($7,683)
                                                    =======    =======      ========    ========


6.   SEGMENT REPORTING

     Due to a change 8x8's organizational structure and enhancements in our systems for internal reporting during the quarter ended September 30, 1999, we have determined that we have two reportable segments, Broadband Communications and Video Monitoring, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Due to limitations in our internal reporting systems, it is not practicable to disclose results for the segments for either the six month period ended September 30, 1999 or the three and six month periods ended September 30, 1998. There are no intersegment revenues between the two reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support and overhead aren't allocated, but rather are included in the Corporate and Other category. In addition, all activities associated with our ViaTv product line, which has been discontinued as discussed in Note 1, have been included in the Corporate and Other category. Special charges determined to be significant are reported separately in the Condensed Consolidated Statements of Operations and are not assigned or allocated to the segments. All other accounting policies are applied consistently to the segments, where applicable.

                                                Three Month Period Ended
                                                   September 30, 1999
                                               --------------------------
(In thousands)                                 Revenues    Operating Loss
                                               --------    --------------
Broadband Communications                          $4,270       $   301
Video Monitoring                                   1,392          (455)
Corporate and Other                                1,049        (1,413)
                                                  ------       -------
     Total                                        $6,710       $(1,567)

     The only asset allocated by segment is inventory. Inventory allocated to the Broadband Communications and Video Monitoring segments at September 30, 1999 was approximately $1.0 million and $634,000, respectively.


7.   ACQUISITION OF ODISEI

     During the first quarter of fiscal 2000, we acquired Odisei S.A., a privately held, development stage company based in Sophia Antipolis, France, that develops IP telephony software. Odisei is developing a scalable, Java-based software solution for managing voice-over-IP networks. The software will run on a carrier-grade server located at a telephony service provider's site and will provide complete voice and data services over T1/E1, xDSL or cable communication links. The condensed consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of our common stock. In addition, 8x8 issued approximately 154,000 8x8 options in exchange for certain Odisei options outstanding. Certain of the shares issued to Odisei employees are subject to repurchase at a price per share of approximately $1.30 if the employee departs prior to vesting. The purchase price of the acquisition of approximately $13.5 million, which includes $217,000 of estimated acquisition related costs and $648,000 for the exchange of Odisei options for our options, was used to acquire the net assets of Odisei. The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development relates to Odisei's initial product for which technological feasibility has not been established and is estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows have been discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the first quarter of fiscal 2000, is $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. Amounts allocated to goodwill and workforce are being amortized on a straight-line basis over five and three years, respectively. The allocation of the purchase price is as follows (in thousands):

     In-process research and development                 $10,100
     Workforce                                               200
     Odisei net tangible liabilities                       (246)
     Goodwill                                              3,431
                                                         -------
                                                         $13,485
                                                         =======

     The consolidated results of 8x8 include the results of the operations of Odisei from the date of the acquisition. Had the acquisition of Odisei taken place as of the beginning of the fiscal year, the pro forma net loss of 8x8 would have been substantially the same as that reported for the period.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1 (SOP 98-1), "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. We adopted SOP 98-1 in fiscal 2000. The adoption of SOP 98-1 did not have a material impact on our consolidated financial statements.

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

     In December 1998, the AICPA issued Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amends SOP 97-2, "Software Revenue Recognition" and supercedes SOP 98-4. We adopted SOP 98-9 in fiscal 2000. The adoption of SOP 98-9 did not have a material impact on our consolidated results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q.

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

     In an effort to expand the available market for our multimedia communication products, and to capitalize on our vertically integrated technology, we began developing low-cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. The ViaTV videophone enables phone call participants to both hear and see each other while communicating over a standard analog telephone line. We shipped our first ViaTV product in February 1997, and over the next two years introduced several new videophone products, expanded our distribution channels in North America, Europe and Asia, and became a leading manufacturer of consumer videophones. However in the fourth quarter of fiscal 1999, we determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, we announced in April 1999 that we would cease production of the ViaTV product line and withdraw from our distribution channels over the subsequent several quarters. In conjunction with this decision we recorded a $5.7 million charge associated with the write-off of ViaTV videophone inventories in the fourth fiscal quarter of 1999. We do not expect to be able to generate revenues from our other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all. If we cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on our business and operating results.

     In June 1998, we entered the market for video monitoring products with our RSM-1500 Remote Surveillance Module. In August 1999, we announced the RSM-1600 Master Transceiver, an upgraded version of the RSM-1500 module, and the RSM-700 Video/Alarm Expander. The RSM-1500 and RSM-1600 modules enable real-time remote video monitoring over POTS lines. The target market for video monitoring is primarily owners of small businesses such as convenience stores and restaurants who need the ability to view their premises from any remote location in the world at any time. We currently sell video monitoring products to security distributors and dealers in North America, and are attempting to expand our distribution channels into Europe and Asia.

     In December 1998, we introduced a new semiconductor product, the Audacity Internet telephony processor, which combines telephony protocols with audio compression/decompression algorithms and implements multiple, simultaneous Internet protocol phone calls on a single integrated circuit. In April 1999, we announced our Symphony Media Hub, an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. In September 1999, we announced the Audacity-T2 IP Telephone Processor, an IP phone on a chip. These products reflect our recent efforts to develop broadband telephony technology. In the three and six month periods ended September 30, 1999, we realized revenues of approximately $80,000 and $140,000, respectively, associated with the sale of evaluation units of broadband telephony systems.

     During the first quarter of fiscal 2000, we acquired Odisei S.A., a privately held, development stage company based in Sophia Antipolis, France, that develops IP telephony software. Odisei is developing a scalable, Java-based software solution for managing voice-over-IP networks. The software will run on a carrier-grade server located at a telephony service provider's site and will provide complete voice and data services over T1/E1, xDSL or cable communication links. The condensed consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of our common stock. In addition, 8x8 issued approximately 154,000 8x8 options in exchange for certain Odisei options outstanding. Certain of the shares issued to Odisei employees are subject to repurchase at a price per share of approx. $1.30 if the employee departs prior to vesting. The purchase price of the acquisition of approximately $13.5 million, which includes $217,000 of estimated acquisition related costs and $648,000 for the exchange of Odisei options for our options, was used to acquire the net assets of Odisei. The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development relates to Odisei's initial product for which technological feasibility has not been established and is estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows have been discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the first quarter of fiscal 2000, is $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. Amounts allocated to goodwill and workforce are being amortized on a straight-line basis over five and three years, respectively. The allocation of the purchase price is as follows (in thousands):

     In-process research and development                 $10,100
     Workforce                                               200
     Odisei net tangible liabilities                       (246)
     Goodwill                                              3,431
                                                         -------
                                                         $13,485
                                                         =======

Results of Operations

     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Operations and the notes thereto:

Revenues

                                        Three months ended                Six months ended
                                           September 30,                    September 30,
                                    ---------------------------     -----------------------------
($ in millions)                        1999            1998             1999             1998
                                    -----------     -----------     ------------     ------------
Product revenues:
  Multimedia communication
    semiconductor                   $2.7            $3.5            $ 5.3            $ 6.6
  Video monitoring                   1.4             0.6              2.9              0.9
  Consumer videophone                1.0             4.3              2.5              7.4
  Broadband telephony                0.1              --              0.1               --
                                    ----            ----            -----            -----
Total product revenues              $5.2     78%    $8.4     93%    $10.8     86%    $14.9     93%
License and other revenues           1.5     22%     0.6      7%      1.8     14%      1.2      7%
                                    ----    ---     ----    ---     -----    ---     -----    ---
    Total revenues                  $6.7    100%    $9.0    100%    $12.6    100%    $16.1    100%
                                    ====    ===     ====    ===     =====    ===     =====    ===


     Total product revenues decreased by $3.2 million in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, and decreased by $4.1 million in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. The decrease in product revenues is due to a decrease in both units sold and ASPs for our ViaTV products, due to our exit from the consumer videophone market, and in unit shipments of our multimedia communication semiconductor products. These decreases were partially offset by an increase in sales of our video monitoring systems products.

     License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services that we perform for our customers. License and other revenues increased by $868,000 in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, and increased by $613,000 in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. There can be no assurance that we will receive any revenues from licensing or other such arrangements in the future. See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues" and "Factors That May Affect Future Results--Dependence on Key Customers."

     No customer represented 10% or more of our total revenues for the quarter ended September 30, 1999. Revenues derived from ViaTV products sold-through by one distribution customer represented approximately 11% of our total revenues for the quarter ended September 30, 1998. No customer represented 10% or more of our total revenues for the six month periods ended September 30, 1999 and 1998, respectively.

     Revenues derived from customers outside of the United States as a percentage of total revenues were as follows (See "Factors That May Affect Future Results--International Operations."):

                                Three months ended         Six months ended
                                  September 30,              September 30,
                                ------------------         ----------------
                                  1999      1998            1999      1998
                                  ----      ----            ----      ----
      Asia Pacific                 21%       31%             19%       27%
      Europe                       21%       18%             22%       19%
                                   --        --              --        --
        Total                      42%       49%             41%       46%
                                   ==        ==              ==        ==





Gross Profit

                                Three months ended         Six months ended
                                  September 30,              September 30,
                                ------------------         ----------------
($ in millions)                   1999      1998            1999      1998
                                  ----      ----            ----      ----
Gross profit from product
  revenues                         $3.8      $2.5            $6.1      $4.6
Gross margin                         73%       30%             56%       31%
Gross profit from license
  and other revenues               $1.4      $0.5            $1.7      $1.2
Gross margin                         93%       83%             94%       96%


     Product gross margins increased to 73% in the second quarter of fiscal 2000 as compared to 30% in the second quarter of fiscal 1999, and increased to 56% in the first six months of fiscal 2000 from 31% for the first six months of fiscal 1999. The increase in product gross margins during the three and six month periods ended September 30, 1999 as compared to the prior year is due to an increase in higher margin multimedia communication semiconductor and video monitoring system revenues as a percentage of total revenues and due to significantly higher gross margins realized on sales of our ViaTV products.

     As discussed above, we recorded a $5.7 million reserve associated with the write-off of ViaTV products in the fourth quarter of fiscal 1999 due to our decision to cease production of the ViaTV product line and withdraw from our distribution channels. Gross margins on ViaTV product sales during the three and six month periods ended September 30, 1999 were impacted significantly as we released excess reserves due to much better than expected ViaTV unit sales and related selling prices.

     Gross profit from license and other revenues increased by approximately $860,000 in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, and increased by approximately $605,000 in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. There can be no assurance that we will receive any revenues from such license and other revenue sources in the future. See "Factors That May Affect Future Results--No Assurance of Future License and Other Revenues."

     The markets for our products are characterized by falling average selling prices, which could have a material adverse effect on our future business and operating results if we cannot achieve lower cost of sales and/or higher sales volumes. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our multimedia communication semiconductor products will likely decrease for the foreseeable future. Gross profit as a percent of revenue is substantially lower for the sales of video monitoring systems products than for sales of our multimedia communication semiconductors. If our systems product revenues grow as a percentage of total product revenue, we expect that gross profit as a percentage of total product revenue will decrease. See "Factors That May Affect Future Results--Fluctuations in Operating Results."

Research and Development Expenses

                                Three months ended         Six months ended
                                  September 30,              September 30,
                                ------------------         ----------------
($ in millions)                   1999      1998            1999      1998
                                  ----      ----            ----      ----
Research and development           $2.9      $2.8            $5.3      $5.4
As a % of total revenues             43%       31%             42%       34%

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses increased by $147,000 in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, and decreased by approximately $82,000 in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. Higher research and development expenses during the second quarter of fiscal 2000 as compared to the comparable period in the prior year reflects increased expenses associated with our Odisei subsidiary, which we acquired in May 1999. These increases were offset primarily by lower ViaTV product design and prototype costs due to the discontinuation of ViaTV product development efforts in April 1999.

     We expect to continue to allocate substantial resources to research and development. However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues. See "Factors That May Affect Future Results--Rapid Technological Change; Dependence on New Product Introduction."

Selling, General and Administrative Expenses

                                Three months ended         Six months ended
                                  September 30,              September 30,
                                ------------------         ----------------
($ in millions)                   1999      1998            1999      1998
                                  ----      ----            ----      ----
Selling, general and
  administrative                   $3.8      $4.3            $7.4      $8.7
As a % of total revenues             57%       48%             59%       54%

     Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $504,000 in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, and decreased by approximately $1.3 million in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. These decreases are due to lower costs associated with the marketing, advertising and promotion of the ViaTV product line and lower headcount required to support these activities as we exited from the consumer videophone business. As we introduce and promote new video monitoring and broadband telephony products, and attempt to expand distribution channels for such products, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues. See "Factors That May Affect Future Results--Potential Fluctuations in Operating Results."

In-process Research and Development and Amortization of Intangibles

     As part of the May 1999 acquisition of Odisei, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. Amortization of goodwill and workforce charged to operations was $185,000 and $235,000 in the three and six month periods ended September 30, 1999, respectively. In addition, we incurred an in-process research and development charge of $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei.

Other Income, Net

     In the second quarters of fiscal 2000 and 1999, other income, net, was $195,000 and $303,000, respectively, and consisted primary of interest income earned on our cash equivalents. Other income, net, was $2.1 million for the six month period ended September 30, 1999 compared to $596,000 for the comparable period in the prior year. In the first quarter of fiscal 2000, we realized $1.9 million of other income from the sale of a nonmarketable equity investment. In addition, we earned interest income on our cash equivalents in the first six months of fiscal 2000 of approximately $414,000 which was partially offset by losses realized on the sale of certain of our cash equivalent investments.

Provision for Income Taxes

     The tax provisions for the three and six month periods ended September 30, 1999 represented certain foreign withholding taxes. There was no tax provision for the three and six month periods ended September 30, 1998 due to net losses incurred.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." We have inventoried and assessed the readiness of our products, critical internal computer systems, and third-party equipment and software utilized by 8x8 to handle Year 2000 issues. We have not initiated an assessment of our non-critical internal computer, third-party equipment and software systems. Based upon our assessments, all of our products are Year 2000 ready. With regard to our critical internal computer systems, we completed the implementation of an enterprise-wide database and information management system that is Year 2000 ready during the quarter ended March 31, 1999. The total cost of the system implementation project was approximately $1.6 million. We do not believe that the incremental project cost associated with Year 2000 readiness was material as the feature is included with a system we purchased to satisfy our business needs. As such, we have not allocated any portion of the total project cost to the Year 2000 issue.

     We have received correspondence from all of our critical sole source component suppliers and subcontract manufacturers indicating that they are Year 2000 ready. We continue to assess the possible effects on our operations of the Year 2000 readiness of subcontract manufacturers, component suppliers and other providers of goods and services to 8x8. We expect that this assessment, as well as related remediation and contingency planning activities, will be on-going throughout calendar year 1999. Failure to address Year 2000 issues by our subcontract manufacturers, component suppliers, and other providers of goods and services could have a material adverse impact on our business and operating results. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. We do not currently have any information concerning the Year 2000 readiness status of our customers. If our current or future customers fail to achieve Year 2000 readiness or if they divert technology expenditures to address Year 2000 readiness problems, our business could suffer.

     The total estimated cost to be incurred by 8x8 regarding the testing of current products for Year 2000 readiness, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $100,000. The total cost estimate does not include costs of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 readiness issues.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. To attempt to mitigate the impact of Year 2000 related risks, we have developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. However, even if we believe our contingency plans are adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to 8x8. Additionally, if we fail to satisfactorily resolve Year 2000 issues in a timely manner, we could be exposed to claims by third parties. Some industry analysts have predicted significant litigation regarding Year 2000 readiness issues, however, because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

Liquidity and Capital Resources

     As of September 30, 1999, we had cash and liquid investments totaling $16.5 million, representing an increase of $717,000 from March 31, 1999. We currently have no bank borrowing arrangements.

     Cash used in operations of $862,000 in the first six months of fiscal 2000 is primarily attributable to the net loss of $13.2 million, decreases in deferred revenue and accounts payable of $2.5 million and $410,000, respectively, and a net gain resulting from the sale of investments of $1.7 million. Cash used in operations was partially offset by decreases in accounts receivable, net, and inventory of $4.3 million and $2.2 million, respectively, an increase in accrued compensation of $286,000, and noncash items, including a charge for purchased in-process research and development of $10.1 million and depreciation and amortization of $819,000. Cash used by operations in the first six months of fiscal 1999 reflected a net loss of $7.6 million, increases of $553,000 in inventory and $498,000 in prepaid expenses and other assets and a $624,000 decrease in accounts payable, offset primarily by a decrease of $653,000 in accounts receivable, and noncash items.

     Cash provided by investing activities in the six month period ended September 30, 1999 is primarily attributable to proceeds from the sale of a nonmarketable equity investment of $1.9 million, offset by capital expenditures of $627,000 and net cash paid of $120,000 related to the acquisition of Odisei. Cash used in investing activities in the six month period ended September 30, 1998 is primarily attributable to capital expenditures of $934,000 and the repurchase of common stock from minority shareholders of a subsidiary of 8x8 in conjunction with its merger with 8x8 in August 1998.

     Cash provided by financing activities in the six month periods ended September 30, 1999 and 1998 consisted primarily of proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of our common stock upon the exercise of employee stock options.

We will need to raise additional capital to support our anticipated growth, and failure to do so in a timely manner may cause us to delay our plans for growth.

     We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of September 30, 1999, we had approximately $16.5 million in cash and cash equivalents. However, we currently estimate that we will be required to raise additional financing at some point over the next twelve months and if we are unable to do so, our growth may be limited. We may also seek to exploit business opportunities that will require additional capital from equity or debt sources in order to finance growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms or at all which would force us to delay our plans for growth and implementation of our strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial market risk includes risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors, and with subcontract manufacturers for our video monitoring systems, are denominated in U.S. dollars. We have subsidiaries in Europe, and as such we are exposed to market risk from changes in exchange rates. The Company has not entered into any currency hedging activities. To date, the exposure to the Company related to exchange rate volatility has not been significant, however, there can be no assurance that there will not be a material impact in the future.

Factors That May Affect Future Results

     The following factors should be considered in conjunction with the information in this Report on Form 10-Q.

We have a history of losses and we are uncertain as to our future profitability.

     We recorded an operating loss of $15.2 million in the six month period ended September 30, 1999. In addition, we recorded operating losses for the year ended March 31, 1999 and in three of the four quarters in fiscal 1998. We would not have been profitable in fiscal 1998 had we not received nonrecurring license and other revenues. Revenues fluctuated from $19.1 million in fiscal 1997 to $49.8 million in fiscal 1998 to $31.7 million in fiscal 1999. In view of our historical operating losses, we cannot be certain that we will be able to achieve profitability on either an annual or quarterly basis.

Our operating results may decline from previous periods if we are unable to secure future license and other sources of revenues.

     In the past, we have received substantial revenues from licensing of technology. License and other revenues, all of which were nonrecurring, were $1.8 million and $1.2 million for the six month periods ended September 30, 1999 and 1998, respectively, and were $5.5 million and $14.5 million in the fiscal years ended March 31, 1999 and 1998, respectively. If we do not receive additional revenues from licensing of our technology in the future, our operating results may decline from previous periods.

We have discontinued our ViaTV product line and if we cannot lower expenses and sell remaining inventory, our operating results may decline.

     We announced in April 1999 that we would cease production of our ViaTV product line and withdraw from our distribution channels over the next several quarters. In the second quarter and six months ended September 30, 1999, ViaTV product revenues represented 16% and 20% of total product revenues, respectively. For the years ended March 31, 1999 and 1998, ViaTV revenues represented 49% and 38% of product revenues, respectively. With the discontinuation of production, it is not clear how much, if any, revenue we will be able to generate from selling our existing inventories of ViaTVs. We do not expect to be able to generate revenues from our other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all. If we cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on our business and operating results.

     Our operating results historically have been subject to increased seasonality with sales higher during our third fiscal quarter, corresponding to the Christmas shopping season. Our discontinuation of ViaTV products may result in substantially different patterns in operating results.

The growth of our business and future profitability depends on future broadband telephony revenue.

     We believe that our business and future profitability will be largely dependent on widespread market acceptance of our broadband telephony products. Neither our multimedia communications semiconductor business nor our video monitoring business have provided, nor are they expected to provide, sufficient revenues to profitably operate our business. To date, we have not sold any significant quantities of broadband telephony products. If we are not able to generate revenue selling into the broadband telephony market, it would have a material adverse effect on our business and operating results.

The growth of our business depends on the growth of the IP telephony market.

     Success of our broadband telephony product strategy assumes that there will be future demand for IP telephony systems. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the five-nines reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur our business will not grow.

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

     Our products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. For example, we had significant inventory quantities of ViaTV products, both on hand and at our retail distributors when we discontinued production in April 1999. In the fourth quarter ended March 31, 1999, cost of product revenues included a $5.7 million charge associated with the write off of inventories related to our decision to cease production of our ViaTV product line. Excess inventory levels would subject us to the risk of inventory obsolescence and the risk that our selling prices may drop below our inventory costs, while insufficient levels of inventory may negatively affect relations with customers. Any of these factors could have a material adverse effect on our operating results and business.

We will need to raise additional capital to support our growth, and failure to do so in a timely manner may cause us to delay our plans for growth.

     We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of September 30, 1999, we had approximately $16.5 million in cash and cash equivalents. However, we currently estimate that we will be required to raise additional financing at some point over the next twelve months and if we are unable to do so, our growth may be limited. We may also seek to exploit business opportunities that will require additional capital from equity or debt sources in order to finance growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms or at all which would force us to delay our plans for growth and implementation of our strategy.

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results.

     Historically, a significant portion of our sales have been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the second quarter and six months ended September 30, 1999 accounted for approximately 49% and 45%, respectively, of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 1999 and 1998 accounted for 40% and 61%, respectively, of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, all of our license and other revenues are nonrecurring.

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

Broadband Telephony and Videoconferencing Semiconductors

     The principal competitive factors in the market for broadband telephony and videoconferencing semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. We have a number of competitors in this market including Analog Devices, Audio Codes, Broadcom Corporation, Conexent, DSP Group, Lucent Technologies, Motorola, Inc., Neo Paradigm Labs, Philips Electronics, Texas Instruments, Inc. and Winbond Electronics. Certain of our competitors for broadband telephony and videoconferencing semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

     Principle competitive factors in the market for VoIP gateway products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a large number of system suppliers offering carrier-class gateway products such as Ascend Communications, Inc., Cisco Systems, Inc., Clarent Corporation, Nokia Corporation, Nortel Networks, Nuera Communications, Inc., VocalTec Communications, and Lucent Technologies. At this time there is limited competition in the residential and small office VoIP gateway market. We expect, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, our presence in the VoIP systems business may result in certain customers or potential customers perceiving us as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

Video Monitoring Products

     The competitive factors in the market for our video monitoring products include audio and video quality, acceptable phone line transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to-market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. We expect intense competition for our video monitoring products. Competition is expected from:

     o Large security equipment manufacturers. We may face intense competition for our video monitoring products from many well known, established suppliers of security equipment, such as Pelco, and Ultrek Electronics Limited who have continually reduced the cost of their products and may enter the market for lower cost video communication products.

     o Personal computer system and software manufacturers. Potential customers for our RSM-1500 products may elect instead to buy PCs pre-equipped with video communication software capabilities or a third-party software application for use on a PC. As a result, we face or may face competition from Intel, and PC software suppliers such as Microsoft, Netscape, Javelin and Prism.

     ADVIS, C-Phone Corporation, Leadtek Research, Inc., Truedox Technology Corporation and Video Communication Systems GmbH are among the companies selling low-cost products targeted specifically at the video monitoring marketplace. We expect that additional companies will introduce products that compete with our video monitoring products in the future. Certain manufacturers or potential manufacturers of low-cost videophones have licensed or purchased, or may license or purchase, our technology and semiconductors in order to do so. KME and 3Com in particular have licensed substantially all of the technology underlying our ViaTV products, and may use such technology to introduce products that compete with our video monitoring products. Each of Leadtek Research, Inc. and Truedox Technology Corporation license our technology and purchase our multimedia communication semiconductors. We aggressively license our semiconductor, software and systems technology and sell our semiconductor and system products to third parties. Thus, it is likely that other OEM customers will become competitors with respect to our video monitoring products business. Other competitors may purchase multimedia communication semiconductors and related technology from other suppliers.

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

     We rely in part on trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and abroad. We currently hold thirteen United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures and memory architecture technology, and have a number of United States and foreign patent applications pending. We cannot predict whether such patent applications will result in an issued patent. We may not be able to protect our proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited) and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results.

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

     In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Broadband telephony products rely heavily on standards such as H.323, SGCP, MGCP, and H.GCP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. Furthermore, the industry has had difficulty achieving true multivendor interoperability for highly complex standards such as
H.323. We also must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our broadband telephony products, which would have a material adverse effect on our business and operating results.

Future regulation or legislation could restrict our business or increase our cost of doing business.

     At present there are few laws or regulations that specifically address access to or commerce on the Internet, including broadband IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services, which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunications companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

Manufacturing

     We outsource the manufacturing of our semiconductors and our broadband telephony and video monitoring system products to independent foundries and subcontract manufacturers, respectively. Our primary semiconductor manufacturer is Taiwan Semiconductor

Manufacturing Corporation. Subcontract manufacturers include EFA Corporation in Taiwan and Flash Electronics in Fremont, California. We also rely on Amkor/Anam Electronics in South Korea for packaging and testing of our semiconductors. We do not have long-term purchase agreements with our subcontract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, or that our component suppliers will be able or willing to reliably supply components for our products, in volumes, on a cost effective basis or in a timely manner. We may experience difficulties due to our reliance on independent semiconductor foundries, subcontract manufacturers and component suppliers that could have a material adverse effect on our business and operating results.

     In addition, from time to time we may issue non-cancelable purchase orders to our third-party manufacturers for raw materials used in our video monitoring or other potential system-level products to ensure availability for long lead-time items or to take advantage of favorable pricing terms. If we should experience decreased demand for our video monitoring products or future system-level products, we would still be required to take delivery of and make payment for such raw materials. In the event of a significant decrease in system level product demand, such purchase commitments could have a material adverse effect on our business and operating results.

We have significant international operations, which subjects us to risks that could cause our operating results to decline.

     Sales to customers outside of the United States represented 41%, 43% and 47% of total revenues in the six months ended September 30, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. Specifically, sales to customers in the Asia Pacific region represented 21%, 26% and 25% of our total revenues in the six months ended September 30, 1999 for the fiscal years ended March 31, 1999 and 1998, respectively, while sales to customers in Europe represented 21%, 17% and 22% of our total revenues for the same periods, respectively.

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


PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

     On March 2, 1999, we were informed that the Lemelson Foundation Partnership (Lemelson) filed a lawsuit in the United States District Court in Phoenix, Arizona on February 26, 1999, against 8x8 and eighty-seven other United States semiconductor and electronics companies for alleged infringement of patent rights claimed to be owned by Lemelson. In the first quarter of fiscal 2000, we entered into a license agreement with Lemelson in which Lemelson agreed to settle all outstanding claims raised in its lawsuit against 8x8. Pursuant to the license agreement, 8x8 received a license to certain of Lemelson's technology and will be subject to certain royalty obligations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 Annual Meeting of Stockholders was held on July 15, 1999 at the Company's principal executive offices in Santa Clara, California. At the meeting, 12,696,136 shares, which represents approximately 82% of the outstanding votable shares, were present in person or by proxy.

     (a) Election of Directors. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:

Name of Nominee                           Votes Cast For         Votes Withheld
---------------                           --------------         --------------
Dr. Paul Voois                              12,552,888              143,248
Keith R. Barraclough                        12,552,738              143,398
Dr. Bernd Girod                             12,552,738              143,398
Ret. Maj. Gen. Guy L. Hecker                12,552,738              143,398
William Tai                                 12,552,388              143,748

     (b) Ratification of Independent Auditors. The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal 2000 was approved by the stockholders with 12,663,239 voting in favor, 16,919 voting against and 15,978 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index.

     (b)  Reports on Form 8-K.

     On June 7, 1999 and amended on August 9, 1999, we filed a Current Report on Form 8-K reporting the completion of our agreement to acquire Odisei pursuant to which Odisei became a wholly-owned subsidiary of 8x8.

     On November 9, 1999, we filed a Current Report on Form 8-K reporting that we announced the appointment of Lee Camp and Joseph Markee to our Board of Directors effective October 21, 1999.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 15, 1999.

      8X8, INC.

      By: /s/ DAVID STOLL
         ---------------------------------------------
         David M. Stoll
         Acting Chief Financial Officer and
         Vice President of Finance
          (Principal Financial and Accounting Officer)



                                  EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT TITLE
-------      -------------
27.1+        Financial Data Schedule.


     All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.