Form 10-Q
period 1999-12-31
8X8 INC
filed 2000-02-14
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 333-15627

8X8, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2445 Mission College Blvd.
Santa Clara, CA    95054
(Address of Principal Executive Offices including Zip Code)

(408) 727-1885
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares of the Registrant's Common Stock outstanding as of February 11, 2000 was 18,924,880.

8X8, INC.
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999

Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 1998

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Year 2000

Liquidity and Capital Resources

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, unaudited)

                                                     December 31,     March 31,
                                                         1999           1999
                                                     ------------   ------------
ASSETS
Current assets:
  Cash, cash equivalents and
     short-term investments ........................     $21,781        $15,810
  Accounts receivable, net .........................       1,395          5,886
  Inventory ........................................       1,536          3,915
  Prepaid expenses and other assets ................       1,084            878
                                                     ------------   ------------
    Total current assets ...........................      25,796         26,489
Property and equipment, net ........................       2,260          2,163
Intangibles and other assets .......................       3,307             57
Deferred debt issuance costs........................       2,346          --
                                                     ------------   ------------
                                                         $33,709        $28,709
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................      $1,750         $1,917
  Accrued compensation .............................       1,875          1,236
  Accrued warranty .................................         643          1,043
  Deferred revenue .................................       1,331          4,089
  Other accrued liabilities ........................       1,300          1,601
                                                     ------------   ------------
    Total current liabilities ......................       6,899          9,886
                                                     ------------   ------------

Convertible subordinated debentures.................       7,500          --
                                                     ------------   ------------
    Total liabilities ..............................      14,399          9,886
                                                     ------------   ------------

Stockholders' equity:
  Common stock .....................................          19             15
  Additional paid-in capital .......................      63,835         48,363
  Notes receivable from stockholders ...............        (235)          (266)
  Deferred compensation ............................       --              (197)
  Accumulated other comprehensive loss .............       --              (193)
  Accumulated deficit ..............................     (44,309)       (28,899)
                                                     ------------   ------------
    Total stockholders' equity .....................      19,310         18,823
                                                     ------------   ------------
                                                         $33,709        $28,709
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

8X8, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

                                        Three Months Ended   Nine Months Ended
                                            December 31,        December 31,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------
Product revenues .......................  $4,941    $7,611   $15,715   $22,497
License and other revenues .............   1,297     2,468     3,127     3,685
                                        --------- --------- --------- ---------
Total revenues .........................   6,238    10,079    18,842    26,182
                                        --------- --------- --------- ---------
Cost of product revenues ...............   1,937     5,621     6,678    15,874
Cost of license and other revenues .....      56         9       114        59
                                        --------- --------- --------- ---------
Gross profit ...........................   4,245     4,449    12,050    10,249
                                        --------- --------- --------- ---------
Operating expenses:
  Research and development .............   2,854     2,512     8,137     7,877
  Selling, general and administrative...   3,545     5,409    10,918    14,061
  In-process research and development...      --        --    10,100        --
  Amortization of intangibles ..........     189        --       424        --
                                        --------- --------- --------- ---------
           Total operating expenses ....   6,588     7,921    29,579    21,938
                                        --------- --------- --------- ---------
Loss from operations ...................  (2,343)   (3,472)  (17,529)  (11,689)
Other income, net ......................     109       249     2,185       845
                                        --------- --------- --------- ---------
Loss before provision for income taxes..  (2,234)   (3,223)  (15,344)  (10,844)
Provision for income taxes .............      --        --        66        --
                                        --------- --------- --------- ---------
Net loss ............................... ($2,234)  ($3,223) ($15,410) ($10,844)
                                        ========= ========= ========= =========
Net loss per share:
  Basic and diluted ....................  ($0.12)   ($0.21)   ($0.88)   ($0.73)

Shares used in per share calculations:
  Basic and diluted ....................  18,035    15,105    17,421    14,945

The accompanying notes are an integral part of these financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                              Nine Months Ended
                                                                December 31,
                                                           ----------------------
                                                               1999        1998
                                                           ----------  ----------
Cash flows from operating activities:
   Net loss ............................................... ($15,410)   ($10,844)
Adjustment to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ......................    1,310         684
       Amortization of deferred compensation ..............       87         329
       Purchased in-process research and development ......   10,100          --
       Gain on sale of investments, net ...................   (1,687)         --
       Other ..............................................       --        (192)
Net effect of changes in current and other assets
   and current liabilities ................................    3,265         940
                                                           ----------  ----------
      Net cash used in operating activities ...............   (2,335)     (9,083)
                                                           ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ....................     (950)     (1,473)
   Proceeds from sale of nonmarketable equity investment ..    1,880          --
   Cash paid for acquisitions, net ........................     (133)         --
   Purchases of common stock from minority interest
       in subsidiary ......................................        --        (85)
   Short-term investments-trading activity, net ...........        --         60
                                                           ----------  ----------
      Net cash provided by (used in) investing activities..      797      (1,498)
                                                           ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net ............      577         489
   Proceeds from issuance of convertible subordinated
       debentures .........................................    7,500        --
   Debt issuance costs ....................................     (556)       --
   Loans to stockholders ..................................      (76)       --
   Repurchase of common stock .............................      (10)       --
   Repayment of notes receivable from stockholders ........       74         479
                                                           ----------  ----------
       Net cash provided by financing activities ..........    7,509         968
                                                           ----------  ----------
Net increase (decrease) in cash and cash equivalents ......    5,971      (9,613)
Cash and cash equivalents at the beginning of the period ..   15,810      26,677
                                                           ----------  ----------
Cash and cash equivalents at the end of the period ........  $21,781     $17,064
                                                           ==========  ==========

See accompanying notes to condensed consolidated financial statements.

8X8, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

8x8, Inc. ("We" or "8x8") was incorporated in California in February 1987. In December 1996, 8x8 was reincorporated in Delaware.

We develop, manufacture and market telecommunication equipment and software focused primarily on multimedia Internet protocol (IP) applications. Our products are highly integrated, leverage our proprietary technology and are comprised of multimedia communication semiconductors, multimedia compression algorithms, network protocols and embedded system design. Our products are used in applications including voice-over-IP, videoconferencing and video monitoring. We currently market our products mainly to original equipment manufacturers (OEMs), and also to distributors, dealers and end users for our video monitoring system products.

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

2. BASIS OF PRESENTATION

Our fiscal year ends on the last Thursday on or before March 31. Fiscal 2000 will be a 53 week year, while fiscal 1999 was a 52 week year. Our fiscal quarters end on the last Thursday on or before the end of each calendar quarter. The three and nine month periods ended December 30, 1999 included 13 weeks and 40 weeks of operations, respectively. The three and nine month periods ended December 31, 1998 included 14 weeks and 40 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, we have indicated our fiscal year as ending on March 31 and our interim periods as ending on December 31.

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

3. BALANCE SHEET DETAIL

(in thousands)

                                           December 31,    March 31,
                                               1999          1999
                                           ------------  ------------
     Inventory:
        Raw materials....................         $123          $952
        Work-in-process..................          605           892
        Finished goods...................          808         2,071
                                           ------------  ------------
                                                $1,536        $3,915
                                           ============  ============

4. CONVERTIBLE SUBORDINATED DEBENTURES

In December 1999, we issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the "Debentures"). The Debentures mature on December 17, 2002, unless converted or redeemed earlier.

The $3.75 million Series A debentures are convertible into 8x8's common stock at a conversion price equal to 117.5% of the average closing bid price of 8x8's common stock for the five trading days starting February 1, 2000. The conversion price per share cannot be higher than $7.05 or lower than $4.00. The $3.75 million Series B debentures are convertible into 8x8's common stock at a conversion price equal to 117.5% of the average closing bid price of 8x8's common stock for the five trading days starting March 8, 2000. We have the option to redeem the Series B debentures at par in the event that the Series B conversion price is lower than the Series A conversion price divided by 1.175. In addition, we have the option to redeem the Series B debentures at 107% of par in the event that the Series B conversion price is greater than two times the Series A conversion price.

For each of the Debentures, the lender received a three year warrant to purchase common shares of 8x8 equal in number to the amount of the corresponding debentures divided by the conversion price of the debentures. The exercise price of the warrants will be equal to the conversion price of the corresponding debentures. We also issued warrants to the placement agent equal to 10% of the total warrants issued to the lender at substantially the same terms granted to the lender. If the Series B debentures are redeemed by 8x8, the related warrants will be terminated.

Using the Black-Scholes pricing model, we estimated that the fair value of the warrants issued in connection with the Series A debentures approximated $1.8 million at December 31, 1999. We will reflect the amortization of the fair value of the warrants as a non-cash charge to interest expense over the term of the warrants. We recognized $32,000 of interest expense associated with these warrants during the quarter ended December 31, 1999. We have not estimated the fair value of the warrants accompanying the Series B debentures as of December 31, 1999 because of our potential ability to redeem said debentures under the conditions discussed above.

Under the Securities Act of 1933, as amended, we have agreed to register for resale of the common stock issuable upon conversion of the debentures and exercise of the warrants. We are obligated to file a registration statement covering such shares within 95 days after the closing and will use our best efforts to have the registration statement declared effective within 150 days after closing.

On January 23, 2000, 8x8, the lender and the placement agent agreed to fix the conversion price of the Series A debentures and the related warrants at $7.05 per share.

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

                                    Three Months Ended   Nine Months Ended
                                        December 31,        December 31,
                                    ------------------- -------------------
                                       1999      1998      1999      1998
                                    --------- --------- --------- ---------
   Net loss, as reported...........  ($2,234)  ($3,223) ($15,410) ($10,844)
   Unrealized gains (losses)
     on investments................       --      (124)      193      (186)
                                    --------- --------- --------- ---------
   Comprehensive loss..............  ($2,234)  ($3,347) ($15,217) ($11,030)
                                    ========= ========= ========= =========

6. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of common stock options and warrants, unvested restricted common stock, and common stock issuable upon the conversion of convertible subordinated debentures having a dilutive effect. The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective three and nine month periods are the same. The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti- dilutive (in thousands):

                                              Three and Nine Month
                                                 Periods Ended
                                                  December 31,
                                           --------------------------
                                               1999          1998
                                           ------------  ------------
     Common stock options.................       4,163         3,346
     Unvested restricted common stock.....         501           187
     Common stock issuable upon the
       conversion of subordinated                1,300         --
       debentures.........................
     Common stock warrants................       1,430         --
                                           ------------  ------------
       Total                                     7,394         3,533
                                           ============  ============

Common stock issuable upon conversion of the Series A and Series B subordinated debentures and related warrants was estimated using a conversion price calculated based upon the average closing bid price of our common stock for the five trading days ended December 31, 1999.

7. SEGMENT REPORTING

Due to a change in 8x8's organizational structure and enhancements in our systems for internal reporting during our second quarter ended September 30, 1999, we determined that we have two reportable segments, Broadband Communications and Video Monitoring, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Due to limitations in our internal reporting systems, it is not practicable to disclose results for the segments for either the nine month period ended December 31, 1999 or the three and nine month periods ended December 31, 1998. There are no intersegment revenues between the two reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support and overhead aren't allocated, but rather are included in the Corporate and Other category. In addition, all activities associated with our ViaTV product line, which has been discontinued as discussed in Note 1, have been included in the Corporate and Other category. Special charges determined to be significant are reported separately in the Condensed Consolidated Statements of Operations and are not assigned or allocated to the segments. All other accounting policies are applied consistently to the segments, where applicable.

(In thousands)

                                     Three Months Ended      Six Months Ended
                                      December 31, 1999     December 31, 1999
                                    --------------------- --------------------
                                               Operating            Operating
                                     Revenues     Loss    Revenues     Loss
                                    ---------- ---------- --------- ----------
Broadband Communications.........      $4,279      ($191)   $8,549       $110
Video Monitoring.................       1,574        (63)    2,966       (518)
Corporate and Other..............         385     (2,089)    1,433     (3,502)
                                    ---------- ---------- --------- ----------
     Total                             $6,238    ($2,343)  $12,948    ($3,910)
                                    ========== ========== ========= ==========

The only asset allocated by segment is inventory. Inventory allocated to the Broadband Communications and Video Monitoring segments at December 31, 1999 was approximately $867,000 and $669,000, respectively.

8. ACQUISITION OF ODISEI

During the first quarter of fiscal 2000, we acquired Odisei S.A., a privately held, development stage company based in Sophia Antipolis, France, that develops software for managing voice-over-IP networks. The condensed consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of our common stock. In addition, 8x8 issued approximately 154,000 8x8 options in exchange for certain Odisei options outstanding. Certain of the shares issued to Odisei employees are subject to repurchase at a price per share of approximately $1.30 if the employee departs prior to vesting. The purchase price of the acquisition of approximately $13.5 million, which included approximately $244,000 of acquisition related costs and $648,000 for the exchange of Odisei options for our options, was used to acquire the net assets of Odisei. The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in- process research and development. The in-process research and development relates to Odisei's initial product for which technological feasibility had not been established and was estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in- process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows were discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the first quarter of fiscal 2000, is $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Amounts allocated to goodwill and workforce are being amortized on a straight-line basis over five and three years, respectively. The allocation of the purchase price is as follows (in thousands):

   In-process research and development........      $10,100
   Workforce..................................          200
   Odisei net tangible liabilities............         (246)
   Goodwill...................................        3,452
                                                   ---------
                                                    $13,506
                                                   =========

The consolidated results of 8x8 include the results of the operations of Odisei from the date of the acquisition. Had the acquisition of Odisei taken place as of the beginning of the fiscal year, the pro forma net loss of 8x8 would have been substantially the same as that reported for the period.

9. NONSTATUTORY STOCK OPTION PLAN

In December 1999, our Board of Directors approved the 1999 Nonstatutory Stock Option Plan (the "Plan") with 200,000 shares initially reserved for issuance thereunder. Under terms of the Plan, options may not be issued to either Officers or Directors of 8x8; provided, however, that options may be granted to an Officer in connection with the Officer's initial employment by 8x8. The Plan has not received stockholder approval.

10. SUBSEQUENT EVENT

On January 24, 2000, we entered into a Common Stock Purchase Agreement with STMicroelectronics NV ("STM") for the private sale of 3.7 million shares of our common stock to STM at a purchase price of $7.50 per share. The closing is subject to certain conditions including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

Upon closing of the transaction we will appoint a designee of STM to our Board of Directors. In addition, we will execute an agreement pursuant to which we will grant a non-exclusive license to certain of our technology to a subsidiary of STM, and an agreement which outlines certain joint development activities that we will conduct with said subsidiary.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 ("SOP 98-1"), "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. We adopted SOP 98- 1 in fiscal 2000. The adoption of SOP 98-1 did not have a material impact on our consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt FAS 133 in fiscal 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We do not expect that the adoption of FAS 133 will have a material impact on our consolidated financial statements.

In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amends SOP 97-2, "Software Revenue Recognition" and supercedes SOP 98-4. We adopted SOP 98-9 in fiscal 2000. The adoption of SOP 98-9 did not have a material impact on our consolidated results of operations.

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

In June 1998, we entered the market for video monitoring products with our RSM-1500 Remote Surveillance Module. In August 1999, we announced the RSM-1600 Master Transceiver, an upgrade version of the RSM-1500 module, and the RSM-700 Video/Alarm Expander. The RSM- 1500 and RSM-1600 modules enable real-time remote video monitoring over POTS lines. The target market for video monitoring is primarily owners of small businesses such as convenience stores and restaurants who need the ability to view their premises from any remote location in the world at any time. We currently sell video monitoring products to security distributors and dealers in North America, and are attempting to expand our distribution channels into Europe and Asia.

In December 1998, we introduced the Audacity Internet telephony processor, which combines telephony protocols with audio compression/decompression algorithms and implements multiple, simultaneous Internet protocol (IP) phone calls on a single integrated circuit. In April 1999, we announced our Symphony Media Hub, an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. In September 1999, we announced the Audacity-T2 IP Telephone Processor, an IP phone on a chip, and the IntraSwitch iPBX Evaluation System, a full-function IP-based private branch exchange (PBX). These products reflect our continuing efforts to develop broadband telephony technology. In the three and nine month periods ended December 31, 1999, we realized revenues of approximately $264,000 and $404,000, respectively, associated primarily with the sale of evaluation units of broadband telephony systems and the license of related software and reference designs.

During the first quarter of fiscal 2000, we acquired Odisei S.A., a privately held, development stage company based in Sophia Antipolis, France, that develops software for managing voice-over-IP networks. The condensed consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of our common stock. In addition, 8x8 issued approximately 154,000 8x8 options in exchange for certain Odisei options outstanding. Certain of the shares issued to Odisei employees are subject to repurchase at a price per share of approx. $1.30 if the employee departs prior to vesting. The purchase price of the acquisition of approximately $13.5 million, which included $244,000 of acquisition related costs and $648,000 for the exchange of Odisei options for our options, was used to acquire the net assets of Odisei. The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development relates to Odisei's initial product for which technological feasibility had not been established and was estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in- process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows were discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the first quarter of fiscal 2000, is $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. Amounts allocated to goodwill and workforce are being amortized on a straight-line basis over five and three years, respectively. The allocation of the purchase price is as follows (in thousands):

   In-process research and development........      $10,100
   Workforce..................................          200
   Odisei net tangible liabilities............         (246)
   Goodwill...................................        3,452
                                                   ---------
                                                    $13,506
                                                   =========

Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Operations and the notes thereto:

Revenues

($ in millions)

                                        Three Months Ended             Nine Months Ended
                                           December 31,                   December 31,
                                 -----------------------------  ----------------------------
                                       1999           1998            1999           1998
Product revenues:                -------------- --------------  -------------- -------------
  Multimedia communication
    semiconductor.............     $2.8           $1.9            $8.1           $8.5
  Video monitoring............      1.6            1.1             4.5            2.0
  Consumer videophone.........      0.4            4.6             2.9           12.0
  Broadband telephony.........      0.1            --              0.2            --
                                 -------        -------         -------        -------
Total product revenues........     $4.9     79%   $7.6     75%   $15.7     84%  $22.5    86%
License and other revenues....      1.3     21%    2.5     25%     3.1     16%    3.7    14%
                                 ------- ------ ------- ------  ------- ------ ------- -----
    Total revenues............     $6.2    100%  $10.1    100%   $18.8    100%  $26.2   100%
                                 ======= ====== ======= ======  ======= ====== ======= =====

Total product revenues decreased by $2.7 million in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, and decreased by $6.8 million in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. The decrease in product revenues in the third quarter of fiscal 2000 is due primarily to a decrease in both units sold and ASPs for our ViaTV products due to our exit from the consumer videophone market. This decrease was partially offset by increases in unit shipments of our multimedia communication semiconductor and video monitoring systems products. The decrease in product revenues for the nine months ended December 31, 1999 as compared to the prior year period is due primarily to a significant decrease in both units sold and ASPs for our ViaTV products as well as a slight decrease in both units sold and ASPs for our multimedia communication semiconductor products. These decreases were partially offset by an increase in sales of our video monitoring systems products.

License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services that we perform for our customers. License and other revenues decreased by approximately $1.2 million in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, and decreased by $558,000 in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. There can be no assurance that we will receive any revenues from licensing or other such arrangements in the future. See "Factors That May Affect Future Results-No Assurance of Future License and Other Revenues" and "Factors That May Affect Future Results-Dependence on Key Customers."

No customer represented 10% or more of our total revenues for the quarter ended December 31, 1999. Revenues derived from ViaTV products sold-through by one distribution customer represented approximately 14% of our total revenues for the quarter ended December 31, 1998. No customer represented 10% or more of our total revenues for the nine month periods ended December 31, 1999 and 1998, respectively.

Revenues derived from customers outside of the United States as a percentage of total revenues were as follows (See "Factors That May Affect Future Results-International Operations."):

                               Three Months Ended    Nine Months Ended
                                   December 31,         December 31,
                               -------------------  -------------------
                                  1999      1998       1999      1998
                               --------- ---------  --------- ---------
    Asia Pacific..........           25%       31%        21%       27%
    Europe................           27%       18%        24%       19%
                               --------- ---------  --------- ---------
      Total...............           52%       49%        45%       46%
                               ========= =========  ========= =========

Gross Profit

                               Three Months Ended    Nine Months Ended
                                   December 31,         December 31,
                               -------------------  -------------------
($ in millions)                   1999      1998       1999      1998
                               --------- ---------  --------- ---------
Gross profit from product
  revenues..................       $3.0      $2.0       $9.0      $6.6
Gross margin................         61%       26%        57%       29%
Gross profit from license
  and other revenues........       $1.2      $2.5       $3.0      $3.6
Gross margin................         92%      100%        97%       97%

Product gross margins increased to 61% in the third quarter of fiscal 2000 as compared to 26% in the third quarter of fiscal 1999, and increased to 57% in the first nine months of fiscal 2000 from 29% for the first nine months of fiscal 1999. The increase in product gross margins during the three and nine month periods ended December 31, 1999 as compared to the prior year is due to an increase in higher margin multimedia communication semiconductor and video monitoring system revenues as a percentage of total revenues and due to significantly higher gross margins realized on sales of our ViaTV products.

As discussed above, we recorded a $5.7 million reserve associated with the write-off of ViaTV product inventory in the fourth quarter of fiscal 1999 due to our decision to cease production of the ViaTV product line and withdraw from our distribution channels. Gross margins on ViaTV product sales during the three and nine month periods ended December 31, 1999 were impacted significantly as we released excess reserves due to much better than expected ViaTV unit sales and related selling prices and due to the liquidation of certain raw material inventories rendered excess or obsolete when we ceased production of the ViaTV product line.

Gross profit from license and other revenues decreased by approximately $1.3 million in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, and decreased by approximately $613,000 in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. There can be no assurance that we will receive any revenues from such license and other revenue sources in the future. See "Factors That May Affect Future Results-No Assurance of Future License and Other Revenues."

The markets for our products are characterized by falling average selling prices, which could have a material adverse effect on our future business and operating results if we cannot achieve lower cost of sales and/or higher sales volumes. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our multimedia communication semiconductor products will likely decrease for the foreseeable future. Gross profit as a percent of revenue is substantially lower for the sales of video monitoring systems products than for sales of our multimedia communication semiconductors. If our systems product revenues grow as a percentage of total product revenue, we expect that gross profit as a percentage of total product revenue will decrease. See "Factors That May Affect Future Results-Fluctuations in Operating Results."

Research and Development Expenses

                               Three Months Ended    Nine Months Ended
                                   December 31,         December 31,
                               -------------------  -------------------
($ in millions)                   1999      1998       1999      1998
                               --------- ---------  --------- ---------
Research and development...        $2.9      $2.5       $8.1      $7.9
As a % of total revenues...          47%       25%        43%       30%

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses increased by $342,000 in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, and increased by approximately $260,000 in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. Higher research and development expenses during the three and nine months ended December 31, 1999 as compared to the comparable periods in the prior year primarily reflects increased expenses associated with our Odisei subsidiary, which we acquired in May 1999. These increases were offset primarily by lower ViaTV product design and prototype costs due to the discontinuation of ViaTV product development efforts in April 1999.

We expect to continue to allocate substantial resources to research and development. However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues. See "Factors That May Affect Future Results-Rapid Technological Change; Dependence on New Product Introduction."

Selling, General and Administrative Expenses

                               Three Months Ended    Nine Months Ended
                                   December 31,         December 31,
                               -------------------  -------------------
($ in millions)                   1999      1998       1999      1998
                               --------- ---------  --------- ---------
Selling, general and
  administrative...........        $3.5      $5.4      $10.9     $14.1
As a % of total revenues...          56%       53%        58%       54%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $1.9 million in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, and decreased by approximately $3.2 million in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. These decreases are due primarily to lower costs associated with the marketing, advertising and promotion of the ViaTV product line and lower headcount required to support these activities as we exited from the consumer videophone business. As we introduce and promote new broadband telephony products, and attempt to expand distribution channels for such products, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues. See "Factors That May Affect Future Results-Potential Fluctuations in Operating Results."

In-process Research and Development and Amortization of Intangibles

As part of the May 1999 acquisition of Odisei, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. Amortization of goodwill and workforce charged to operations was $189,000 and $424,000 in the three and nine month periods ended December 31, 1999, respectively. In addition, we incurred an in-process research and development charge of $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei.

Other Income, Net

In the third quarter of fiscal 2000, other income, net, was $109,000 and consisted primary of interest income earned on our cash equivalents, offset by approximately $46,000 of interest expense associated with the convertible subordinated debentures and related warrants issued in December 1999. Other income, net, for the third quarter of fiscal 1999 was $249,000 and consisted primary of interest income earned on our cash equivalents. Other income, net, was $2.2 million for the nine month period ended December 31, 1999 compared to $845,000 for the comparable period in the prior year. Other income, net, for the nine months ended December 31, 1999 includes both a $1.9 million gain realized from the sale of a nonmarketable equity investment and approximately $193,000 of losses realized on the sale of certain of our cash equivalent investments.

Provision for Income Taxes

There was no tax provision for the three month period ended December 31, 1999 or during the three and nine month periods ended December 31, 1998 due to net losses incurred. The tax provision for the nine month period ended December 31, 1999 represented certain foreign withholding taxes.

Year 2000

Through the first two weeks of February 2000, we have not encountered any disruption to our business operations due to Year 2000 issues in our internal systems and so far we consider the transition to calendar year 2000 to be smooth. While still too early to determine the effects of the Year 2000 issues on transactions with our customers and suppliers, so far we have not encountered any significant disruptions to our business operations or been notified by our customers of any Year 2000 problems with respect to our products. We continue to monitor closely both our internal systems and transactions with customers and suppliers for any indication of Year 2000 related problems.

As of the end of the third quarter of fiscal 2000, total costs incurred by 8x8 regarding the testing of current products for Year 2000 readiness, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, has not exceeded $100,000. With our Year 2000 readiness programs essentially complete, we do not anticipate incurring any significant costs beyond the third quarter of fiscal 2000 related to such programs. Our expectation regarding incurring additional Year 2000 related costs is based upon currently known circumstances and various assumptions regarding future events, and does not take into account costs related to the potential failure of key suppliers to timely address or correct Year 2000 issues, potential costs related to any customer or other product liability claims or the cost of internal software and hardware replaced in the ordinary course of business. Actual costs incurred could differ materially from our current estimates.

Liquidity and Capital Resources

As of December 31, 1999, we had cash and liquid investments totaling $21.8 million, representing an increase of approximately $6.0 million from March 31, 1999. We currently have no line of credit arrangements.

Cash used in operations of approximately $2.3 million in the first nine months of fiscal 2000 is primarily attributable to the net loss of $15.4 million, decreases in deferred revenue and accrued warranty of $2.8 million and $400,000, respectively, and a net gain resulting from the sale of investments of $1.7 million. Cash used in operations was partially offset by decreases in accounts receivable, net, and inventory of $4.5 million and $2.4 million, respectively, an increase in accrued compensation of $304,000, and noncash items, including a charge for purchased in-process research and development of $10.1 million and depreciation and amortization of $1.3 million. Cash used in operations of $9.1 million in the first nine months of fiscal 1999 reflected a net loss of approximately $10.8 million, an increase of $2.2 million in accounts receivable, and a $224,000 decrease in accrued warranty, offset primarily by a decrease of $2.0 million in inventory, increases of $1.0 million in deferred revenue and $345,000 in accrued compensation and $821,000 of noncash items.

Cash provided by investing activities in the nine month period ended December 31, 1999 is primarily attributable to proceeds from the sale of a nonmarketable equity investment of $1.9 million, offset by capital expenditures of $950,000 and net cash paid of $133,000 related to the acquisition of Odisei. Cash used in investing activities in the nine month period ended December 31, 1998 is primarily attributable to capital expenditures of $1.5 million and the repurchase of common stock from minority shareholders of a subsidiary of 8x8 in conjunction with its merger with 8x8 in August 1998.

Cash provided by financing activities in the nine month period ended December 31, 1999 included $7.5 million of proceeds from the issuance of convertible subordinated debentures and $577,000 of net proceeds from sales of our common stock upon the exercise of employee stock options, offset by cash paid for debt issuance related costs of $556,000. Cash provided by financing activities in the nine month period ended December 31, 1998 consisted primarily of proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of our common stock upon the exercise of employee stock options.

We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from existing cash balances and cash flow from operations, if any. However, we may seek to explore business opportunities, including acquiring or investing in complementary businesses or products, that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition and results of operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Subsequent Event

On January 24, 2000, we entered into a Common Stock Purchase Agreement with STMicroelectronics NV ("STM") for the private sale of 3.7 million shares of our common stock to STM at a purchase price of $7.50 per share. The closing is subject to certain conditions including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

Upon closing of the transaction we will appoint a designee of STM to 8x8's Board of Directors. In addition, we will execute an agreement pursuant to which we will grant a non-exclusive license to certain of our technology to a subsidiary of STM, and an agreement which outlines certain joint development activities that we will conduct with said subsidiary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors, and with our subcontract manufacturer for our video monitoring and broadband telephony systems, are denominated in U.S. dollars. We have subsidiaries in Europe, and as such we are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant, however, there can be no assurance that there will not be a material impact in the future.

Factors That May Affect Future Results

The following factors should be considered in conjunction with the information in this Report on Form 10-Q.

We have a history of losses and we are uncertain as to our future profitability.

We recorded an operating loss of $17.5 million in the nine month period ended December 31, 1999. In addition, we recorded operating losses for the year ended March 31, 1999 and in three of the four quarters in fiscal 1998. We would not have been profitable in fiscal 1998 had we not received nonrecurring license and other revenues. We expect to continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.

Our operating results may decline from previous periods if we are unable to secure future license and other sources of revenues.

In the past, we have received substantial revenues from licensing of technology. License and other revenues, all of which were nonrecurring, were $3.1 million and $3.7 million for the nine month periods ended December 31, 1999 and 1998, respectively, and were $5.5 million and $14.5 million in the fiscal years ended March 31, 1999 and 1998, respectively. If we do not receive additional revenues from licensing of our technology in the future, our operating results may decline from previous periods.

We have discontinued our ViaTV product line and if we cannot lower expenses, our operating results may decline.

We announced in April 1999 that we would cease production of our ViaTV product line and withdraw from our distribution channels over the next several quarters. In the third quarter and nine months ended December 31, 1999, ViaTV product revenues represented approximately 8% and 18% of total product revenues, respectively. For the years ended March 31, 1999 and 1998, ViaTV revenues represented 49% and 38% of product revenues, respectively. We have been successful in selling the majority of existing ViaTV related inventories as of December 31, 1999 and, therefore, we do not anticipate any material revenues from our ViaTV product line in the future. We do not expect to be able to generate revenues from our other products to compensate for the loss of ViaTV revenues for at least the next twelve months, if at all. If we cannot adequately compensate for lower revenues with decreased manufacturing overhead expenses and with lower operating expenses, it could have a material adverse effect on our business and operating results.

Our operating results historically have been subject to increased seasonality with sales higher during our third fiscal quarter, corresponding to the Christmas shopping season. Our discontinuation of ViaTV products may result in substantially different patterns in operating results.

The growth of our business and future profitability depends on future broadband telephony revenue.

We believe that our business and future profitability will be largely dependent on widespread market acceptance of our broadband telephony products. Neither our multimedia communications semiconductor business nor our video monitoring business have provided, nor are they expected to provide, sufficient revenues to profitably operate our business. To date, we have not generated significant revenue from the sale of our broadband telephony products. If we are not able to generate significant revenues selling into the broadband telephony market, it would have a material adverse effect on our business and operating results.

The growth of our business depends on the growth of the IP telephony market.

Success of our broadband telephony product strategy assumes that there will be future demand for IP telephony systems. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the 99.999% reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur our business will not grow.

Our future operating results may not follow past or expected trends due to many factors and any of these could cause our stock price to fall.

Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

  changes in market demand;

  the timing of customer orders;

  competitive market conditions;

  lengthy sales cycles, regulatory approval cycles;

  new product introductions by us or our competitors;

  market acceptance of new or existing products;

  the cost and availability of components;

  the mix of our customer base and sales channels;

  the mix of products sold;

  the management of inventory;

  the level of international sales;

  continued compliance with industry standards; and

  general economic conditions.

Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our semiconductor products will likely decrease for the foreseeable future. The market for IP telephony semiconductors is likely to be a high volume market characterized by commodity pricing. We will not be able to generate average selling prices or gross margins for our IP telephony semiconductors similar to those that we have historically commanded for our videoconferencing semiconductors. In addition, the gross margins for our video monitoring and broadband systems products are, and will likely continue to be, substantially lower than the gross margins for our videoconferencing semiconductors. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

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

We may need to raise additional capital to support our growth, and failure to do so in a timely manner may cause us to delay our plans for growth.

As of December 31, 1999, we had approximately $21.8 million in cash and cash equivalents. We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. However, we may seek to exploit business opportunities, including acquiring or investing in complementary businesses or products, that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition and results of operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results.

Historically, a significant portion of our sales have been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the third quarter and nine months ended December 31, 1999 accounted for approximately 44% and 40%, respectively, of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 1999 and 1998 accounted for 40% and 61%, respectively, of total revenues. 3Com accounted for 20% of total revenues during the year ended March 31, 1998. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, all of our license and other revenues are nonrecurring.

Technical and quality difficulties could impede market acceptance of our video monitoring products which would limit our growth.

Due to bandwidth constraints, certain of our video monitoring products transmit video over a plain old telephone system, which is known as POTS, at a frame rate and resolution that are significantly less than the frame rate and resolution of standard closed circuit TV monitors. Furthermore, audio transmitted over a POTS line has a fidelity that is often less than toll quality and that degrades in the presence of background noise. The POTS infrastructure varies widely in configuration and integrity, can degrade, make unreliable or even eliminate the digital connections between our video monitoring products. The security industry demands a high degree of quality, robustness and reliability of its products. Actual or perceived technical difficulties or insufficient video or audio quality could cause our existing customers to forego future purchases or cause potential customers to seek alternative solutions, either of which would limit the growth of our business.

Competition

We compete with both manufacturers of digital signal processing semiconductors and gateway products developed for the growing VoIP marketplace. We also compete with manufacturers of multimedia communication semiconductors and systems. In addition, we compete with manufacturers of PBX systems focused on small and medium size businesses. The markets for our products are characterized by intense competition, declining average selling prices and rapid technological change.

IP Telephony and Videoconferencing

The principal competitive factors in the market for IP telephony and videoconferencing semiconductors include product definition, product design, system integration, chip size, functionality, time-to-market, adherence to industry standards, price and reliability. We have a number of competitors in this market including Analog Devices, AudioCodes Ltd., Broadcom Corporation, Conexant, DSP Group, Lucent Technologies, Motorola, Inc., Neo Paradigm Labs, Philips Electronics, Texas Instruments, Inc. and Winbond Electronics. Certain of our competitors for IP telephony and videoconferencing semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

Principle competitive factors in the market for VoIP gateway products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a large number of system suppliers offering carrier-class gateway products such as Ascend Communications, Inc., Cisco Systems, Inc., Clarent Corporation, Mediatrix, NX Networks, Nokia Corporation, Nortel Networks, Nuera Communications, Inc., VocalTec Communications, and Lucent Technologies. At this time there is limited competition in the residential and small office VoIP gateway market. We expect, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, our presence in the VoIP systems business may result in certain customers or potential customers perceiving us as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

Principle competitive factors in the market for PBX products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a number of suppliers of PBX related products and services including, but not limited to, 3Com, Cisco Systems, Inc., Coppercom, Lucent Technologies, NEC, Nortel Networks, Siemens and Tundo. We expect, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change.

Video Monitoring Products

The competitive factors in the market for our video monitoring products include audio and video quality, acceptable phone line transmission rates, ability to connect and maintain stable connections, ease of use, price, access to enabling technologies, product design, time-to- market, adherence to industry standards, interoperability, strength of distribution channels, customer support, reliability and brand name. We expect intense competition for our video monitoring products. Competition is expected from:

  Large security equipment manufacturers. We may face intense competition for our video monitoring products from many well known, established suppliers of security equipment, such as Ademco, Pelco and Ultrek Electronics Limited who have continually reduced the cost of their products and may enter the market for lower cost video communication products.

  Personal computer system and software manufacturers. Potential customers for our remote surveillance module products may elect instead to buy PCs pre-equipped with video communication software capabilities or a third-party software application for use on a PC. As a result, we face or may face competition from Intel, and PC software suppliers such as Microsoft, Netscape, Javelin and Prism.

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

IP telephony and video monitoring are emerging markets and are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in these emerging markets, as well as in the more established videoconferencing market, we must continue to design, develop, manufacture and sell new and enhanced products that provide increasingly higher levels of performance and reliability and lower cost, take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing and selling such products will depend on a variety of factors, including:

  the identification of market demand for new products;

  product selection;

  timely implementation of product design and development;

  product performance;

  cost-effectiveness of products under development;

  effective manufacturing processes; and

  the success of promotional efforts.

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

We rely in part on trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and abroad. We currently hold sixteen United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures and memory architecture technology, and have a number of United States and foreign patent applications pending. We cannot predict whether such patent applications will result in an issued patent. We may not be able to protect our proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited) and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results.

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

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Broadband telephony products rely heavily on standards such as H.323, SIP, SGCP, MGCP, and H.GCP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. Furthermore, the industry has had difficulty achieving true multivendor interoperability for highly complex standards such as H.323. We also must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our broadband telephony products, which would have a material adverse effect on our business and operating results.

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

We continuously evaluate the benefits, on an integrated circuit, product-by-product basis, of migrating to smaller geometry process technologies in order to reduce costs. We have commenced migration of certain future products to smaller geometry processes. We believe that the transition of our products to increasingly smaller geometries will be important for us to remain competitive. We have in the past experienced difficulty in migrating to new manufacturing processes, which has resulted and could continue to result in reduced yields, delays in product deliveries and increased expense levels. Moreover, we are dependent on relationships with our foundries and their partners to migrate to smaller geometry processes successfully. If any such transition is substantially delayed or inefficiently implemented we may experience delays in product introductions and incur increased expenses. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality as well as customer and third-party intellectual property into our products. Some of this intellectual property includes analog components for which we have little or no experience or in-house expertise. We cannot predict whether higher levels of design integration or the use of third- party intellectual property will adversely affect our ability to deliver new integrated products on a timely basis, or at all.

If we discover product defects, we may have product- related liabilities which may cause us to lose revenues or delay market acceptance of our products.

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

Sales to customers outside of the United States represented 45%, 43% and 47% of total revenues in the nine months ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. Specifically, sales to customers in the Asia Pacific region represented 21%, 26% and 25% of our total revenues in the nine months ended December 31, 1999 for the fiscal years ended March 31, 1999 and 1998, respectively, while sales to customers in Europe represented 24%, 17% and 22% of our total revenues for the same periods, respectively.

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

The development and marketing of our broadband telephony and video monitoring products will continue to place a significant strain on our limited personnel, management and other resources. Our ability to manage any future growth effectively will require us to successfully attract, train, motivate, retain and manage employees, particularly key engineering and sales managerial personnel, to effectively integrate new employees into our operations and to continue to improve our operational, financial and management systems. Our failure to manage growth and changes in our business effectively and to attract and retain key personnel could limit our growth and the success of our products and business.

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

The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

  actual or anticipated fluctuations in our operating results;

  announcements of technical innovations;

  loss of key personnel;

  new products or new contracts by us, our competitors or their customers;

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

On December 23, 1999, we filed a Current Report on Form 8-K reporting that we had completed a $7.5 million private placement of subordinated Series A and Series B convertible debentures with funds managed by an institutional investor effective December 17, 1999.

8X8, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2000

8X8, INC.

(Registrant)

By:	/s/ DAVID STOLL

David M. Stoll
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Securities Purchase Agreement by and among Wingate Capital Ltd. and Fisher Capital Ltd. (collectively the "Buyers") and 8x8, Inc. dated December 15, 1999, with Schedule and Exhibits.
4.2	Registration Rights Agreement by and among 8x8, Inc. and the Buyers dated December 15, 1999.
4.3	Form of Series A Warrant by and among 8x8, Inc. and FleetBoston Robertson Stephens, Inc. dated December 16, 1999.
4.4	Form of Series B Warrant by and among 8x8, Inc. and FleetBoston Robertson Stephens Inc. dated December 16, 1999.
4.5	Registration Rights Agreement by and among 8x8, Inc. and FleetBoston
10.1	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
27.1+	Financial Data Schedule.

     All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.