Form 10-K
period 2000-03-31
8X8 INC
filed 2000-06-28
CIK 1023731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the Registrant's common stock on the Nasdaq National Market System on June 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $227,103,000. Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding as of June 15, 2000 was 23,059,076.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   8X8, INC.

                                     INDEX

                                     PART I

                                                              PAGE
                                                              ----
Item 1. Business............................................    2
Item 2. Properties..........................................   24
Item 3. Legal Proceedings...................................   24
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   24

                             PART II
Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................   25
Item 6. Selected Financial Data.............................   26
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   26
Item 7A. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   32
Item 8. Financial Statements and Supplementary Data.........   32
  Consolidated Balance Sheets...............................   34
  Consolidated Statements of Operations.....................   35
  Consolidated Statements of Stockholders' Equity...........   36
  Consolidated Statements of Cash Flows.....................   37
  Notes to Consolidated Financial Statements................   38
  Consolidated Quarterly Financial Data.....................   55
Item 9. Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosure.......................   55

                             PART III
Item 10. Directors and Executive Officers of the
  Registrant................................................   55
Item 11. Executive Compensation.............................   55
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   56
Item 13. Certain Relationships and Related Transactions.....   56

                             PART IV
Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................   56
Signatures..................................................   57
Exhibit Index...............................................   58

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     8x8, Inc., which is doing business today as Netergy Networks, Inc., develops and markets telecommunication equipment and technology exclusively for Internet protocol (IP) telephony applications. The Company has two lines of products: Advanced Telephony Solutions and Network Communications Technologies. The Solutions products include network software and appliances that allow service providers to build IP-based telephone systems. The Technologies product line includes protocol software and communication semiconductors marketed to original equipment manufacturers (OEMs) of telephones and terminal adapters, and to other semiconductor companies. These technologies are used to make cost-effective IP telephones, as well as cable and DSL modems that are IP telephony capable.

     Today, substantial changes are enveloping the telecommunications industry, driven by both technological and regulatory changes. The circuit-switched analog network, which is more than 100 years old, is being replaced by fully digital, packet-switched networks that are more efficient and that can offer far greater functionality than the old networks. This new functionality will include everything from personal phone numbers that move with consumers to unified messaging to computer control of phone systems. These innovations will increase productivity and make telephone systems easier to manage for both businesses and consumers. Deregulation is allowing competition between both local and long distance telephone companies, making connectivity a commodity and lowering profit margins for service providers. In this environment, service providers are being forced to provide innovative new services to differentiate themselves from their competition and to increase revenues.

     This confluence of regulatory and technological change is creating a new telecommunications landscape, one that will be dominated by services, not connectivity. As during all market and technical discontinuities, the companies that provide the tools and infrastructure used to create and deliver these services will have the opportunity to gain market share at the expense of legacy providers.

     With its combination of network software products for service creation and communication technologies for network appliances, the Company stands ready to provide the service delivery products and technologies that service providers need to prosper on this new landscape.

HISTORY

     The Company began developing its multimedia communication technology in the form of programmable multimedia semiconductors and accompanying software in 1990, and has subsequently become a leading manufacturer of semiconductors for the embedded videoconferencing and videophone markets. Customers for the Company's multimedia processors include OEM manufacturers such as Sony Electronics, Inc., Samsung, Mitsubishi, Panasonic, and PictureTel Corporation. The primary customer applications for the Company's semiconductors are multimedia communication terminals (such as videophones, telephones or room conferencing systems) for the integrated services digital network (ISDN), the public switched telephone network

(PSTN), and IP networks such as local area networks (LANs), wide area networks
(WANs), and the Internet. The Company maintains sales and marketing operations for its multimedia communication semiconductor business, but is focusing virtually all its research and development efforts on IP telephony products.

     In an effort to expand the available market for its multimedia communication products, and to capitalize on its vertically integrated technology, the Company began developing low cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. Over the next two years, the Company became a leading manufacturer of consumer videophones. However, in 1999 the Company determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, the Company announced in April 1999 that it would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. By March 2000 the Company had completed its exit from the consumer videophone business and expects no further revenues from ViaTV products.

     In June 1998, using technology designed for its consumer videophone business, the Company entered the video monitoring market, focusing on security applications for small businesses. The Company's first product was the RSM-1500 Remote Surveillance Module, which was subsequently replaced with an improved RSM-1600 model. The RSM-1600 module enables real-time remote video monitoring over POTS lines. Its target market is primarily owners of small businesses such as convenience stores and restaurants who need the ability to view their premises from any remote location in the world at any time. Other products in the Company's video monitoring line include the RSM-3000 Remote Surveillance Module, which enables real-time video monitoring over ISDN lines; the RSM-700 Expander Module, which expands the number of monitoring devices that can attach to the RSM-1600 or RSM-3000, and the RSM-PC software application, which allows a PC to view the video feed from the RSM-1600. Until recently, the Company sold its RSM products to security distributors and dealers in North America and Europe. However, in 2000 the Company determined that its video monitoring business was not well aligned with its strategic focus on the IP telephony market, and in May 2000 announced the sale of its entire video monitoring business to Interlogix, a leading manufacturer of security equipment. The Company is currently transitioning its video monitoring operations to Interlogix and expects no further revenues from this business.

     The Company entered the market for embedded IP telephony products in December 1998 with the announcement of its Audacity Internet Telephony Processor. The Audacity processor combines IP telephony protocol support with audio compression/decompression capability and runs multiple simultaneous IP phone calls on a single integrated circuit. In April 1999, the Company announced its Netergy Media Hub (formerly known as the Symphony module), an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. In September 1999, the Company announced its Audacity-T2 IP Phone Processor, which combines all the digital processing required to implement an IP telephone onto a single integrated circuit. The Company's embedded IP telephony products target OEM manufacturers of IP telephony equipment, such as voice-enabled cable and DSL modems, as well as IP phones and gateways.

     In May 1999, the Company acquired Odisei S.A., a privately held developer of IP telephony software based in Sophia Antipolis, France. The Company has leveraged the acquisition of Odisei to develop and market IP telephony solutions to service providers such as competitive local exchange carriers (CLECs) and Internet service providers (ISPs). In March 2000 the Company announced its Netergy Advanced Telephony System (ATS), an all-Internet protocol (IP) hosted iPBX(TM) solution that allows service providers to offer dial tone and advanced private branch exchange (PBX) services to business customers over any broadband IP connection, including DSL, cable, T1/E1, frame relay and broadband wireless. The ATS makes use of the Companies embedded IP telephony products, including the Netergy Media Hub, semiconductors and embedded IP telephony software.

     In March 2000, the Company announced that it would change its name, subject to shareholder approval, to Netergy Networks, Inc. The name change reflects the Company's strategic transition to the IP telephony market.

     In May 2000, the Company announced that it had entered into a definitive agreement to acquire UIForce, Inc., a developer of IP-based software applications (such as voicemail and unified messaging) based in Montreal, Canada. UIForce also develops a service creation environment (SCE) that allows telecommunication service providers to develop, deploy and manage telephony applications and services to their customers. The Company intends to integrate the UIForce products into its IP telephony solutions product line.

INDUSTRY BACKGROUND

     Traditional telecommunications networks such as the PSTN, ISDN, and corporate PBXs utilize a "circuit-switched" topology in which two communicating telephones are connected via a fixed electrical path that travels through a series of switches across the network. In many cases, the connection between the terminals consists of both analog and digital components; for example a normal residential phone call uses an analog connection from each caller's house to the closest telephone exchange, and a digital connection between the exchanges. The circuit-switched topology allots a fixed bandwidth to the digital component of the connection; typically this is 64 kilobits per second (Kbps) for a voice call.

     Circuit-switched networks, such as the PSTN, have been built over decades for the single purpose of carrying real-time voice communications. These networks provide very high reliability, a guaranteed quality of service (QoS) and ubiquitous availability. The common standard of reliability for a voice network is 99.999% ("five-nines") reliability, meaning that the network can only be down for a few minutes per year. The vast majority of calls over the PSTN have imperceptible delay and a consistently satisfactory audio quality known as "toll quality." In addition, the PSTN is ubiquitous, with over 500 million lines installed throughout the world.

     Circuit-switched networks, however, have some inherent disadvantages. First, the PSTN was designed to carry low-fidelity audio and nothing else. Although the PSTN is often used to transmit data -- for dial-up Internet connections, for example -- and images (facsimiles), it does so at very low data rates and resolutions, making the PSTN poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content. PSTN networks are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is several miles away from the average subscriber's location. The PSTN is also less efficient than modern networks because it allots fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted. Further, it is difficult for telecommunications service providers to provide new or differentiated services because the network was not designed to do so.

     Equipment providers for the circuit-switched telecommunications network are traditional switch and PBX (private branch exchange) manufacturers such as Lucent Technologies, Nortel Networks and Siemens AG. Service providers for this market are regional Bell operating companies (RBOCs), long distance carriers and national public telephone companies.

     In contrast to the PSTN, data networks -- such as the Internet or a corporate LAN -- utilize a "packet-switched" topology in which information between two communicating terminals (for example, a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers and hubs across the network. Individual packets do not necessarily travel along the same path, nor arrive in the same order in which they were sent. If the terminals are not exchanging data then no bandwidth is allotted to their connection. Information is sent strictly in digital form over the entire connection, and the most common protocol used for communicating is the Internet protocol (IP).

     Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. Many terminals can share the same connection to the network. In terms of scalability, the exponential growth of the Internet in recent years has proven the scalability of packet networks.

     Historically, however, packet-switched networks offer limited or no QoS; typical networks cannot guarantee that a transmitted packet will arrive at its destination within a given amount of time, or at all, and cannot guarantee a minimum bandwidth available to a particular connection. Furthermore, traditional packet-switched networks offer only moderate reliability; for example, it is not uncommon for a corporate LAN to be down several hours every month.

     Equipment providers for the packet-switched telecommunications network are data networking companies like Cisco Systems, Inc., 3Com Corporation and Nortel Networks. Service providers for this market are mainly Internet service providers (ISPs).

     Until recently circuit-switched networks for real-time voice and video communications have been completely separate from packet-switched data networks. For example, a typical residential customer uses a different service provider and a different network for Internet access and for telephone calls. Most businesses have completely separate networks for voice (based on a PBX) and data (based on routers and hubs). Recently, however, a strong trend towards the convergence of voice, video and data over packet-switched networks has emerged within the telecommunication industry, mainly focused on IP networks. This convergence has been driven by several factors, including:

     - The deregulation of the telecommunications industry, which has allowed new competitive local exchange carriers (CLECs) and long distance carriers to compete with established service providers in offering telephony services. The resulting competition has reduced margins for long distance services and promises to do so for local telephone service as well;

     - The growth of IP backbone networks for carrying both data and voice;

     - The emergence of high-bandwidth, or broadband, access devices such as cable and DSL modems that extend broadband IP access, and thus the ability to carry voice, to homes and businesses.

     Initial applications for IP telephony focused on reducing long distance and international toll charges, principally for consumers but also for some large, multi-national enterprises. The first voice over IP (VoIP) product, launched in 1995, was a software package that allowed PC users to talk for free over the Internet. Because this service used the public Internet, the quality of calls was sometimes poor, but the service allowed consumers to avoid paying very high tariffs on international phone calls. As reliable IP backbone connections became available, service providers were able to use VoIP to offer reduced long distance rates (toll bypass) to consumers generally, usually via a 10-10-xxx access number. In toll bypass applications, calls are routed off the PSTN and onto the IP network at the local exchange using gateway equipment. The call is routed back to the PSTN (again via a gateway) at the local exchange nearest the far end of the call. The advantage of toll bypass is that it lowers the cost of long distance calls and uses standard telephone equipment (no PC required).

     As broadband connectivity to the edge of the network becomes both more available and less expensive, it will become possible to offer VoIP services to businesses and consumers. To date, broadband connectivity to residences is not sufficiently widespread to make VoIP services viable as a consumer service. AT&T and other cable television system operators are upgrading their systems to make delivering VoIP services practical, but it will be several years before such services are widely available to consumers. However, inexpensive broadband IP connectivity is readily available to businesses in North America today, making it practical to begin delivery of VoIP services to enterprises. Doing so has the potential to both substantially lower the cost of telephone service and to increase the breadth of features available to businesses.

     A business today requires an individual phone for each office worker, typically dozens for small and medium sized enterprises (SMEs). Until recently, there were two ways that businesses could obtain this type of phone service: subscribe to Centrex services from their local telephone company or buy a PBX system. In a Centrex service, the telephone company provides a telephone line from its central office switch for each "extension" and associates all of the lines with a central number assigned to the business. Centrex, however, scales poorly for both regulatory and architectural reasons. That is, it is expensive on a per line basis when compared to enterprise-owned PBXs, which typically deliver additional functionality as well. In addition, Centrex services do not offer the ability for computer telephony integration (CTI) application development, require long lead times for moves, adds and changes, and are difficult to manage.

     Rather than subscribe to individual telephone lines for each employee (Centrex), most companies purchase a PBX, a telephone switch that allows dozens or hundreds of employees to share a few incoming and outgoing telephone lines, allowing efficient usage of those lines. Traditional PBXs use circuit-switched technology and must be installed on the enterprise premise because every phone is connected to it by an individual cable. These systems are expensive (from $20,000 to $200,000, depending on the number of extensions), difficult to manage and maintain, difficult to use, and cannot be easily integrated with the enterprise's data processing systems.

     With the availability of broadband IP connectivity to businesses, however, a third alternative is emerging: hosted iPBX services. In this model, the service provider delivers PBX functionality over an IP connection, which reduces the scaling problems by allowing many extensions to share a single connection. This solution also offers many of the advantages of an enterprise-owned PBX, including easy integration with the enterprise data processing system and the ability to support call centers, while eliminating the capital investment and maintenance investment required for a PBX.

     In order for the IP telephony market to continue to grow, several things need to occur. First, IP networks must improve their QoS for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. Second, IP communications equipment must achieve "five-nines" reliability that users of the PSTN have come to expect from their telephone service. Third, IP telephone service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers.

PRODUCTS

     As noted in the Overview, above, the Company has two product lines:
Advanced Telephony Solutions and Network Communication Technologies. Solutions products include network software and network appliances for the customer premise to service providers, and Technologies products include primarily IP telephony semiconductors and protocol software to telecommunications OEMs and other semiconductor companies.

  Advanced Telephony Solutions

     The Company offers a range of network software and network appliances that allow service providers to offer a variety of business communications applications and services over packet switched networks. Historically, telecommunications service providers such as local and long distance telephone companies and ISPs have essentially offered connectivity to their customers, whether it was voice connectivity or data connectivity. In today's deregulated telecommunications environment with its multiple communication providers, connectivity has become a commodity. The rise of ubiquitous, broadband IP networks has also brought other changes, specifically the ability to deliver applications over these networks as services, which has in turn given rise to a new class of service providers: applications service providers (ASPs).

     To escape the commodity trap, connectivity providers would like to offer value-added services such as PBX functionality and voice messaging to business customers. To take advantage of this trend, the Company has developed a network application called the Netergy(TM) iPBX Server System, which, over IP networks, allows service providers to offer PBX functionality as a service to business customers. Because the Netergy iPBX application uses an IP network instead of a circuit-switched one, it can be located in the service provider's data center, which may be miles away from the customer enterprise premise and connected to it by only a single broadband IP link.

     The Netergy iPBX solution was designed to address the shortcomings of traditional Centrex service offerings in a number of ways. First, the use of an IP network allows the iPBX to scale easily and economically, because subscribers can add additional extensions without adding a new cable for each extension. Additional IP phones are plugged into the existing LAN. Second, the iPBX solution was designed to be easy to manage and use by incorporating graphical user interfaces in the product's administrator and end-user software. Third, the iPBX was designed with industry standard computer interfaces, making it easier to integrate with an enterprise's computer and data processing systems to implement call centers and customer relationship management systems. Finally, the redundancies built into the system increase its reliability, particularly when compared to enterprise owned PBXs.

     Because service providers require complete, essentially turn-key solutions, the Company produces the complete range of network software and network appliances necessary to do so. This is called the Netergy Advanced Telephony System (ATS). The Company has developed these products based on its own technology, including IP telephony semiconductors, protocol and vocoder software, iPBX network software, and user interface software. The table below describes the Company's current offerings in the Solutions area:

PRODUCT                                          DESCRIPTION
-------                                          -----------
Netergy iPBX Server      Running on a cluster of five Netra t1 servers from Sun
  Software               Microsystems, this product is designed to support 100 iPBX instances with up to 100 extensions each.
Netergy Media Hubs       Media Hubs are customer premise equipment that adapt
                         standard analog telephones and fax machines for IP service.
                         The Company makes Media Hub models with four and sixteen
                         lines.
Netergy User Interface   A series of Java and Web-based applications designed to
  Software               allow attendants, end users and system managers to easily
                         control a Netergy iPBX system.
Netergy iPBX Evaluation  A self-contained iPBX system designed to allow service
  System                 providers to evaluate the iPBX system's features and
                         functionality.
Netergy CTI Software     A software development environment designed to allow
  Developer's Kit        programmers to write, test and prototype computer telephony integration (CTI) applications.

     NETERGY IPBX SERVER SOFTWARE -- Introduced in March 2000, the Netergy iPBX Server Software runs on a cluster of Sun Microsystems Netra t1s to provide full PBX functionality over IP networks. The iPBX software was designed specifically to allow service providers to deliver hosted iPBX services to small- and medium-sized business customers. The Netergy iPBX will allow service providers to support up to 100 discrete iPBXs -- each dedicated to an individual customer -- and up to 10,000 total extensions. The iPBX Server Software is written completely in Java.

     The Netra cluster running the iPBX Server Software is located in the service provider's data center. It is connected to the customer's premise using any broadband IP connection, usually DSL or T1. For telephone sets, customers can use Netergy Media Hubs to adapt standard analog telephones to IP service or they can use next-generation IP phones. The Netergy iPBX Server System connects to the PSTN and the long-distance IP backbone through a gateway.

     The Netergy iPBX Server Software provides complete PBX functionality: call hold, call transfer, three-way conferencing, multi-line phone support, paging, hunt groups, voicemail (optional, includes interactive voice response menuing and automated call distribution), direct inbound dialing, and more. Each Netergy iPBX Server can be custom configured for each customer. Support for Sun Microsystems' Java Telephony Application Programming Interface (JTAPI 1.3) allows customers to deploy CTI applications from third-party vendors.

     Service providers control and configure the iPBX Server Software via a Web interface, allowing the system administrator to manage the iPBX from any location using any workstation with a browser. The administrator interface provides control of phone number block assignment, dial plans, service provisioning, DID assignments, iPBX status, bandwidth management and network topology. The iPBX supports external billing, voicemail, interactive voice response, automatic call distribution, auto attendants, directory service, unified messaging modules and OSS (operation, service and support) integration. The iPBX Server Software is in trial deployment, and the Company has not derived significant revenue from this product to date.

     NETERGY MEDIA HUBS -- The Company makes two models of Media Hubs, the MH4 and MH16, where the number designates the number of analog lines provided. Media Hubs adapt conventional telephony equipment, such as telephones and fax machines, to use over IP networks. Each Media Hub supports as many simultaneous connections as it has analog lines and multiple Media Hubs can be used in an IP telephony system to provide as many lines as required.

     In concert with the Netergy iPBX Server Software, Media Hubs offers a full range of PBX features, including call waiting, call hold, call transfer, three-way calling, message waiting indicator, and call forwarding. During a phone call, the feature set can be controlled via the touch-tone keypad of a standard telephone. Because it uses standard touch-tone telephones as both its audio and user interface, Netergy-based systems are both reliable and cost-effective, especially when compared to proprietary digital PBX telephones.

     Media Hubs with 16 lines are designed to be placed in a central wiring closet, while the four line version is designed to be located near the telephones that it supports. For example, a Netergy Media Hub MH4 could be located at the union of four office cubicles, eliminating the need for a separate twisted-pair wiring network for telephones in an office.

     Netergy Media Hubs support the MGCP IP telephony standard with Netergy extensions for auto-discovery and configuration. All Netergy Media Hubs incorporate FLASH memory and remote upgrade capability, so that the Netergy iPBX Server Software can upgrade the Media Hubs automatically via the network as required.

     The MH4 is in limited deployment and the MH16 is in pre-production. The Company has not derived significant revenue from either product to date.

     NETERGY IPBX USER INTERFACE SOFTWARE -- The Company has announced three user interface applications for the Netergy iPBX Server System: Communication Center, Switchboard and Administrator. All of these applications are designed to harness the graphical capabilities of personal computers and workstations to make the iPBX system easy and intuitive to use.

     The Netergy Communications Center software with Call Announcer is designed for the end users of the iPBX system. It provides Caller ID, call transfers, conference call setup, on-screen directories, contact management and call logging. It also lets users set up and control their voicemail, set forwarding numbers and filters, and set up personal speed dial numbers.

     The Netergy Switchboard software is the attendant interface for the Netergy iPBX System. A Java-based application, Switchboard runs on a personal computer or workstation to allow attendants route incoming calls to an enterprise with a point-and-click interface. Switchboard provides caller ID for multiple incoming calls, extension status, two-click call transfers, corporate voice mailbox management and multi-attendant support. Its graphical interface minimizes training and improves attendant productivity.

     With the Netergy iPBX, customers control their own moves, adds and changes using a Java-based application called Netergy Administrator. Adding additional lines is easy: the customer simply connects an additional Netergy Media Hub to the IP network. The Netergy Auto Discovery mechanism automatically configures the Media Hub. The customer then uses Administrator to assign extension numbers, associate user names and create a voicemail account for each line. Administrator also allows the customer to define hunt groups, set user permissions, define phone button functions, set voicemail parameters (optional), etc., all with a point-and-click interface.

     Prototype versions of these interface software packages are in trial deployment. The Company has derived no significant revenue from these products to date.

     NETERGY IPBX EVALUATION SYSTEM -- The Netergy iPBX Evaluation System allows service providers to evaluate the Netergy iPBX Server Software. The Evaluation System offers all of the PBX functionality of the Netergy iPBX, but supports only two simultaneous instances of the Netergy iPBX Server Software. The Evaluation System includes all of the hardware and software necessary to simulate a hosted iPBX environment.

     Service providers can use the Evaluation System to completely deploy a Netergy iPBX within their laboratories, supporting two iPBX instances and 16 extensions (four per MH4). With this system, service providers can simulate delivering hosted iPBX services to two separate customers or link the two iPBX instances together with a virtual tie line.

     NETERGY CTI SOFTWARE DEVELOPER'S KIT (SDK) -- The Netergy CTI SDK is a self-contained software development environment for creating, testing and debugging Java-based CTI call control applications. The kit is designed to allow developers to prototype and test CTI applications without requiring access to a traditional PBX. The SDK contains all of the components a developer needs to begin creating JTAPI CTI applications, including:

     - A developer version of the Netergy iPBX Server Software

     - Sample CTI application called ePhone

     - Java-based sample code using JTAPI

     - A virtual Netergy Media Hub

     - Detailed installation and user documentation

  Network Communication Technologies

     The Company offers a range of technology products that allow telecommunication equipment OEMs to build IP phones, add IP telephony functions to DSL and cable modems, build IP to PSTN gateway products, and build IP telephony systems. Products include semiconductor, embedded software and system level products.

     The Company's IP telephony semiconductor products are based on the Company's proprietary architecture. This architecture combines, on a single chip, a custom RISC microprocessor, DSP capability, static random access memory and proprietary software, which together perform the core processing functions required for IP telephony and other digital communication applications.

     The Company's system level products are based upon its proprietary semiconductor architecture and are highly integrated gateway systems which allow for voice and data communications over broadband networks such as cable, DSL, and LANs.

     The table below summarizes the Company's current Network Communication Technologies product offerings:

             PRODUCT                           DESCRIPTION                         APPLICATIONS
             -------                           -----------                         ------------
Audacity(TM) Internet Telephony     Communication semiconductor for IP  - Low density analog/IP gateways
  Processor                         phone gateways.
Audacity-T2 IP Phone Processor      Communication semiconductor for IP  - Cable modem audio communication
                                    phones.                               systems
                                                                        - DSL audio communication systems
Veracity VoIP Software Stacks       Communication protocol and vocoder  - Cable modem audio communication
                                    software for Audacity processors      systems
                                    and other industry standard DSPs.   - DSL audio communication systems
                                                                        - Signaling gateways
Netergy Media Hub                   4-line VoIP gateway for broadband   - IP Centrex systems
                                    networks.                           - iPBX systems

     AUDACITY INTERNET TELEPHONY PROCESSOR -- The Audacity ITP is designed to support IP based phone terminals and gateways operating over broadband networks. The Audacity ITP translates audio signals from analog telephones into the compressed data format needed for real time audio transmission over networks that use packet protocols, including corporate LANs, WANs and the Internet. Two versions of the Audacity ITP are available: the 8x84006ARCA provides full-duplex acoustic echo cancellation, DTMF detection and generation, and SGCP or H.323 communication stacks for up to two channels of G.728, four channels of

G.723 and up to eight channels of G.711 or G.722. The 8x84106ARCA provides identical audio performance but adds a graphics display channel for driving TV or LCD screens for a user interface, or for network data or graphics. Implemented in the Company's proprietary "dual programmable" architecture, the Audacity ITP has the flexibility of a general-purpose RISC processor while supplying the processing power of a single-instruction, multiple-datapath DSP. The RISC processor runs the user interface and the SGCP or H.323 communication stacks under the control of a POSIX operating system, which performs memory management and process scheduling functions. The DSP executes the audio codec, DTMF detection/generation and echo cancellation routines.

     The Audacity ITP is available in quantity, but due to the limited deployment of IP telephony networks, the Company has not derived significant revenue from this product to date.

     AUDACITY-T2 IP PHONE PROCESSOR -- The Audacity-T2 chip is a single-chip IP phone processor. It is designed to integrate all of the digital functions required to build an IP phone onto a single chip, which includes formatting digital audio data for transmission over packet networks, including Ethernets, the Internet, DSL links, digital cable systems and so on. The Audacity-T2 chip uses the Company's proprietary MIPSx5 RISC processor with DSP extensions. As such, it can run both the communication protocol stacks and vocoder processes simultaneously, reducing cost and complexity. It supports three protocols: SIP, MGCP and H.323v2 and the G.711, G.722, G.723, G.726, G.728 and G.729 vocoders.
The chip also executes DTMF detection/generation and echo cancellation routines.

     The Audacity-T2 IP Phone Processor is available in sample quantities to customers. The Company has derived no significant revenue from this product to date.

     VERACITY VOIP EMBEDDED SOFTWARE -- The Veracity software product provides complex DSP and protocol functions required in VoIP terminal devices. The Veracity Software, or stack(s), includes three standardized VoIP protocols, six ITU-standard audio vocoders, a suite of audio services, TCP/IP networking, network provisioning and management elements and an embedded, real-time operating system. The Company supplies the Veracity stacks with its Audacity semiconductors to provide customers with both the chips and the software required for VoIP terminal applications. The Company also licenses the Veracity stacks for use on other platforms.

     Prototypes of the Veracity VoIP Embedded Software are available for testing IP telephony terminals and for trial deployments of IP telephony systems. The Company has derived no significant revenue from this product.

     NETERGY MEDIA HUB MH4 -- The Netergy Media Hub MH4, is a four-line, VoIP gateway designed to be used in a variety of applications including telephony over cable and DSL networks as well as the emerging iPBX segment. About the size of a video cassette tape, the Media Hub uses the Audacity ITP to deliver four independent voice telephone lines over broadband IP networks. Multiple Media Hubs may be used together for applications requiring more than four telephone lines.

     The Media Hub connects to cable, DSL modems or LANs via a standard Ethernet connection and it connects up to four telephones with standard RJ-11 connectors. The Media Hub supports numerous industry standard audio codecs including the G.711, G.722, G.723 and G.728 audio codecs. Any codec can be used on any line, and the codecs can be changed dynamically during a call. The Media Hub also provides full-duplex acoustic echo cancellation (AEC) on each line. With its multi-codec capability, the module can respond to varying network congestion by switching among audio codecs both at the initiation of a call and also during a call. This ability to select lower bandwidth codecs allows system operators to make the most efficient use of their networks while maintaining call quality. The Media Hub supports the following call control protocols: H.323, MGCP and the Cable Labs PacketCable Network Client Specification.

     The MH4 is in limited deployment, primarily for system trials. The Company has not derived significant revenue from this product to date.

     SEMICONDUCTOR REFERENCE DESIGNS -- The Company sells reference designs, based on the Company's semiconductors, that serve as prototype system products. These reference designs allow a customer to leverage the Company's system design expertise and accelerate its time to market with new products. Each reference design is provided with schematics, complete documentation, embedded software and board-level software diagnostics.

     VIDEOCONFERENCING SEMICONDUCTORS -- Although it is no longer actively developing and marketing video conferencing semiconductors, the Company continues to supply and support its videoconferencing semiconductor customers. These chips are based on the Company's proprietary architecture, which combines, on a single chip, a custom RISC microprocessor, a high performance DSP core, static random access memory and proprietary software, which together perform the core processing functions required by video communication and other digital video applications. The VCP, LVP and VCPex semiconductors also include specialized video processing circuitry.

     The table below describes the Company's videoconferencing semiconductors and their applications:

PRODUCT                            DESCRIPTION                         APPLICATIONS
-------                            -----------                         ------------
Video Communications   H.320 compression semiconductor for  - PC ISDN video communication add-
Processor (VCP)        ISDN video communication systems;      in boards
                       or H.323 semiconductor for LAN       - ISDN group video communication
                       videoconferencing systems or         - systems
                       Internet phone calls.                - LAN video communication systems
                                                            - Internet phone calls

Low bit-rate           H.324 compression semiconductor for  - Consumer video telephones for
Videophone Processor   POTS video communication systems;    POTS
(LVP)                  Compression semiconductor for video  - PC videophone add-in boards for
                       capture and encoding systems.          POTS
                                                            - Cameras with embedded compression
                                                            - Video capture PC add-in boards

Enhanced Video         Successor product to the VCP and     - See VCP and LVP applications
Communications         LVP.                                 above
Processor (VCPex)

Video to PCI           Interface chip which connects the    - PC (POTS, ISDN or LAN-based)
Interface Chip (VPIC)  VCP/LVP devices to the PCI Bus.        video communication boards

TECHNOLOGY

     The Company has developed a broad range of telephony technologies, including telephony call management software, system design, call control protocol software, vocoders, and semiconductors. The following sections describe this technology more fully.

  Telephony Call Management Software

     The foundation of the Company's telephony solution product line is the Netergy iPBX Server Software package. This PBX software was designed specifically to allow telephone companies to offer PBX functionality as a service over broadband IP networks. The PBX software uses an IP network for both its switching fabric and media connections, providing the call routing, setup and teardown necessary to establish a connection between two terminals on an IP network. It also provides a variety of more complex PBX features such as call transfers, hunt groups, ring groups and n-way conferencing.

     The iPBX Server Software runs on a cluster of carrier-grade server platforms that are located in the service provider's data center. A cluster typically consists of both active and backup servers. Each active server runs several copies or "instances" of the iPBX software simultaneously, each of which is dedicated to a particular customer. The server cluster in the data center is linked to customer sites with a dedicated broadband IP link such as a T1 or DSL line. On the customer premise, Netergy Media Hubs or IP telephones are connected to the IP link via an IP router and Ethernet hubs or switches. Media Hubs connect standard analog telephones and fax machines to the IP network. To provide a high degree of scalability and reliability, Netergy Networks uses a modular and distributed architecture for the iPBX system. In this architecture, a single instance of the iPBX server software provides complete PBX functionality, but it is designed to support approximately 100 extensions. Limiting the number of extensions supported limits both the processing capacity and memory requirements of the server platform, allowing less powerful, less expensive servers to be used. Multiple iPBX instances can be run on each server, and the system can be scaled by adding more servers.

     This modular approach has another advantage. By limiting the capacity and therefore the size and processing requirements of the iPBX software, an instance of the iPBX can be dedicated to a specific customer. Doing so allows each instance to be customized for each customer by linking it to customer-specific computer programs for call center automation or by selecting unique functions for feature phone buttons.

     Much of the flexibility of the iPBX is due to the use of abstraction layers between the core iPBX engine and the devices with which it interfaces and which it controls. To allow it to interface to a variety of different telephone sets, PSTN gateways and softswitches, the iPBX uses hardware drivers that support various industry standard and proprietary call setup and teardown protocols. Currently, the iPBX supports session initiation protocol (SIP), media gateway control protocol (MGCP), H.323v2 and a variety of proprietary protocols.

     To allow easy integration with computer programs (computer telephony integration, or CTI), the iPBX was based on the ECTF C.001 specification for PBX functionality and supports Sun Microsystems' Java Telephony Application Program Interface (JTAPI 1.3). The ECTF C.001 specification defines a consistent call control behavior for PBXs, making it easier to develop computer programs that can control a PBX, and the JTAPI provides an industry standard series of function calls to allow computer programs to control PBXs from more than one manufacturer. Computer programs interfaced to the PBX might provide a graphical user interface to make call transfers or conference calls easy, or they might connect a company's customer relationship management software directly to the phone system, displaying customer information on a computer screen when that customer calls for support.

     The Netergy iPBX was written entirely in the Java programming language. Java provides a number of important advantages over older computer languages such as C and C++. For example, all Java programs run in a Java Virtual Machine, which translates Java code to a specific operating environment, such as Windows or Sun Solaris. The Virtual Machine also provides memory management, eliminating pointer arithmetic and supplying automatic garbage collection, frequent sources of problems in other development environments. Java removes coding ambiguities (direct access to memory, machine dependent integer format, unsigned numbers, etc.), as well, another common problem with C and C++.

     Running each instance of the iPBX in its own Java Virtual Machine (VM) offers a number of advantages. First, every instance of the iPBX is completely insulated from every other instance, so a failure in one should never cause a failure in any other. In other operating environments, system resources such as communications routines, database managers and so on are frequently shared between all of the programs that run on that machine. If one program misuses a display driver, for example, all of the other programs running on that machine may be affected. Because each Java VM provides all of these resources to the program it hosts, this kind of inter-process interference does not occur.

     A second advantage is security. Because each iPBX instance is separate from all others, its configuration data is separate also. Thus, it is much less likely that another user will inadvertently (or purposely) misconfigure another customer's iPBX.

  System Design

     The Company has developed expertise in integrating its semiconductors and software with peripheral components to produce complete IP telephony and multimedia communication systems. The Company's system technology consists of modular subsystems that can be combined and rearranged to interface to various networks (such as POTS, ISDN, Ethernet LAN and home networks) and to interface to various telephony devices, such as the analog phones in a home. The Company's system design expertise includes design and testing for national and international regulatory requirements such as consumer safety, public telephone network requirements and electromagnetic emissions.

     The Company's system designs are sometimes deployed as the customer premise equipment and terminals used by the advanced telephony system.

  Embedded Software

     The Company has developed a broad range of application software that runs on the Company's semiconductor products. The Company's application software allows the use of its semiconductors in systems that conform with various emerging and established international telephony standards for vocoders and call signaling protocols. By refining its software, the Company can enhance quality, address new standards and add significant features and functionality to systems that contain the semiconductor product. In addition, certain of the Company's customers have licensed source code to which they add proprietary features and custom interfaces, and in some cases, port to other semiconductor architectures.

     Call signaling protocol stacks are complex software programs required to make voice calls over IP networks, including the Internet. Vocoders format and compress digital audio signals and serve as the interface between the old phone networks and new VoIP networks. Developing and establishing interoperability for VoIP software requires major engineering resources and significant development time, which is why many OEMs choose to license it instead. The Company's protocol stacks support the three most commonly deployed VoIP protocols, along with seven vocoders.

     Written entirely in ANSI C, the Companies VoIP software is highly modular and portable, making it straightforward to use with industry-standard operating systems. It can be compiled and run unchanged under the Company's own POSIX micro-kernel, Linux and Solaris. Using a thin translation layer it can be adapted to run on other embedded operating systems such as VxWorks and pSOS.

     The Company's protocol stacks were designed specifically for embedded applications such as consumer electronics products and terminals, rather than for personal computers. The stacks are extremely efficient and compact, requiring a fraction of the memory of PC-derived implementations. The Company has also designed a compact real-time POSIX micro-kernel along with TCP/IP, RTP and other network services that provides process scheduling and communication support services for its protocol stacks and vocoders. This micro-kernel is appropriate for very low-cost VoIP devices where a large, costly real-time operating system is not practical.

  Semiconductor Architecture

     The Company's IP and multimedia communication semiconductors are based on programmable processor architectures that enable implementation of multimedia communication applications in a highly efficient manner. In such an application, a multimedia communication terminal must compress and transmit one or multiple sources of audio, video, graphics and/or other data while simultaneously receiving and decompressing similar data from a remote source. The Company's semiconductor architectures employ 32-bit RISC microprocessor cores which execute the embedded applications software. Some of the Company's semiconductors also employ a 64-bit Single Instruction Multiple Data (SIMD) DSP to accelerate the processing of signal processing intensive operations.

     The Company's VCP and LVP semiconductors currently in production are manufactured using a 5-volt, 0.5 micron, 3-layer metal complementary metal oxide semiconductor (CMOS) process technology. The VCPex and Audacity Internet Telephony Processor (ITP) semiconductors currently in production are manufactured using a 3.3-volt, 0.35 micron, 4-layer metal CMOS process technology. The Audacity-T2 IP Phone Processor semiconductor currently available as engineering samples is manufactured using a 1.8 volt, 0.18 micron, 6-layer metal CMOS process technology.

     The Company's RISC processor cores use a proprietary instruction set specifically designed for multimedia communication applications. The RISC cores control the overall chip operation and manage the input/output interface through a variety of specialized ports which connect the chip directly to external host, audio and network subsystems. The cores are programmable in the C programming language and allow customers to add their own features and functionality to the device software provided by the Company. The RISC cores access 32-bit instructions and data through a bus that interfaces to internal and external static random access memory (SRAM). The RISC core in the Audacity-T2 semiconductor also contains an extended instruction set to execute specialized DSP instructions.

     The Company's DSP core architecture is a SIMD processor that implements computationally intensive video, audio and graphics processing routines as well as certain digital communications protocols. The DSP core in the VCP and LVP semiconductors operates at frequencies up to 72 MHz, while the VCPex and Audacity ITP DSP cores operate at 80 MHz. A new version of the Audacity ITP DSP core is in design which is intended to operate at up to 125 MHz. The DSP cores are programmable with a proprietary instruction set consisting of variable-length 32-bit and 64-bit microcode instructions that provide the flexibility to improve algorithm performance, enhance video and/or audio quality and maintain compliance with changing digital video, audio, graphics and communication protocol standards. The DSP cores access their instructions through an internal bus that interfaces to on-chip SRAM and ROM that is preprogrammed with video and audio processing subroutines.

     The RISC and DSP cores combined provide an efficient and flexible architecture that can be reconfigured through a change of application software. This flexibility allows the architecture to implement the fundamental processing steps that form the basis of MGCP, SIP and H.323 standards-based audio telephony systems and H.320, H.323 and H.324 (together, H.32x) standards-based video communication systems in embedded software that runs on the integrated circuit device.

CUSTOMERS AND MARKETING

  Advanced Telephony Solutions

     CUSTOMERS -- During fiscal 2000, the Company announced the Netergy iPBX Server Software and a limited external deployment of hosted iPBX services based on it by Dialink, a competitive local exchange carrier (CLEC) based in the San Francisco Bay Area. In addition to the Dialink customer trial, the Company is in laboratory trial testing with several other service providers and has obtained INIP certification, which provides for system interoperability with leading telecommunications vendor products. The Company is currently establishing contact with a range of service providers in preparation for general availability of the iPBX software product in the second half of fiscal 2001.

     SALES AND MARKETING -- The Company markets the iPBX software and integrated third-party software products through a direct sales force. In addition, the Company has established a relationship with Exodus Communications, a hosted service provider partner, and intends to establish relationships with system integrators that can serve as resellers. The sales force operates from the Company's headquarters in Santa Clara, California, to support sales in North America. The Company uses a combination of employees and outside contractors to provide the business modeling tools, sales presentations, product literature and technical publications (white papers) necessary to support the direct sales of the iPBX products. The Company also utilizes several marketing programs to support the sale and distribution of its products, including participation in industry trade shows and conferences. The Company also publishes technical articles, distributes sales and product literature and has an active public relations plan to encourage coverage of the Company's products and technology by the media.

     COMPETITION -- The Company competes with suppliers of traditional PBXs, Centrex equipment and newer generation IP-based solutions that seek to sell such products to telecommunication service providers, which in turn offer voice services to the Small Medium Enterprise (SME) marketplace. This market is rapidly shifting to a network centric, IP-based solutions model. New IP-based solutions are cannibalizing traditional markets due to increased efficiencies of IP technology, lower costs, increases in return on investment (ROI), improved features sets and the requirement for rapid innovation. As an IP-based solution, the Solutions iPBX product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with best-of-class features from competitive products. This market is characterized by rapid technological change, intense competition and first mover advantage.

     The main competition includes Lucent, Nortel Networks, VocalData, VocalTec Communications, Inter-tel and several other providers of traditional and newer generation IP-based solutions. Although each of these companies is in competition with the Company's iPBX product suite, all today provide solutions based on past-generation integrated solutions, whereas the ATS product suite and hosted iPBX establishes a new methodology for addressing an existing growth market. Directly competitive products targeted for general release in calendar year 2001 are currently under development at several pre-IPO startup companies, including BroadSoft, Sylantro Systems, IPCell Technologies and Shoreline Communications.

     Principle competitive factors in the market for hosted iPBX solutions include product feature parity, interface design, product reliability, time-to-market, adherence to standards, price, functionality and IP network delivery/design. The Company believes that the market for iPBX solutions is currently in the initial adoption phase and that growth of the market will be driven by the ability of iPBX products to meet the advanced feature requirements of service providers, by the lower costs of IP-based solutions, and by a general trend toward the replacement of circuit-switched networks with packet switched ones.

     We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, this could reduce the sales or market acceptance of our products and services, increase price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

  Network Communication Technologies

     CUSTOMERS -- The Company markets its OEM semiconductor, system and software products through its own direct sales force as well as through distributors. The Company sells its Audacity ITP and Audacity-T2 semiconductors to OEMs of VoIP products such as Philips and CIDCO. In March 2000, the Company announced that is would actively pursue customers to license portions of its semiconductor technology and to license its VoIP firmware for operation on third party processors. The Company has already licensed portions of its semiconductor technology and VoIP firmware to STMicroelectronics and to Alcatel Microelectronics. The Company is also selling its Media Hub system technology through partners such as AG Communications to establish initial market presence.

     The Company sells its LVP semiconductors and related software and reference board designs to OEMs of POTS video communication systems for the consumer market such as Kyushu Matsushita Electric Co., Ltd., (KME), Samsung, Leadtek Research, Inc., and Truedox Technology Corporation. The Company is selling its VCP and VCPex semiconductors and related software and reference designs primarily to OEMs of ISDN office videoconferencing systems including PictureTel Corporation, Sony Electronics, Inc., Ezenia!, VCON Telecommunications Ltd. and VTEL Corporation.

     SALES AND MARKETING -- The Company employs a direct sales force to market its Technologies products that supports domestic and international sales and operates from the Company's headquarters in Santa Clara, California and a European office in London, England. The Company's sales and marketing personnel typically provide support to its OEM and distributor customers through sales literature, periodic training, customer symposia, pre-sales support and joint sales calls. The Company utilizes several marketing programs to support the sale and distribution of its products, including participation in industry trade shows and conferences. The Company also publishes technical articles, distributes sales and product literature and has an active public relations plan to encourage coverage of the Company's products and technology by the media.

     COMPETITION -- With regard to its Technologies product line, the Company competes with both manufacturers of digital signal processing semiconductors and media hub products developed for the growing VoIP marketplace. The Company also competes with manufacturers of multimedia communication semiconductors, and systems. The markets for the Company's products are characterized by intense competition, declining average selling prices and rapid technological change.

     The principal competitive factors in the market for IP telephony and videoconferencing semiconductors and firmware include product definition, product design, system integration, chip size, code size, functionality, time-to-market, adherence to industry standards, price and reliability. The Company has a number of competitors in this market including Analog Devices, Audio Codes, Broadcom Corporation, Conexent, DSP Group, Lucent Technologies, Motorola, Inc., Philips Electronics, Texas Instruments/Telogy Networks, Inc., Mitel Semiconductors, Winbond Electronics, and Radvision Ltd. Certain of the Company's competitors for IP telephony and videoconferencing semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

     Principle competitive factors in the market for VoIP media hub products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a limited number of system suppliers offering residential and small office VoIP media hub-like products, including Komodo Technology, Soliton Systems, Nx Networks and MCK Communications. The Company expects, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, the presence of the Company in the VoIP systems business may result in certain customers or potential customers perceiving the Company as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

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

MANUFACTURING

     The Company outsources the manufacturing of its semiconductors and its IP telephony system products to independent foundries and subcontract manufacturers, respectively. The Company's primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation. Subcontract manufacturers include EFA Corporation in Taiwan. The Company also relies on Amkor Electronics in South Korea, Integrated Packaging Assembly Corporation in San Jose, California, and Digital Testing Services in Santa Clara, California, for packaging and testing of its semiconductors. The Company does not have long term purchase agreements with its subcontract manufacturers or its component suppliers. There can be no assurance that the Company's subcontract manufacturers will be able or willing to reliably manufacture the Company's products, or that the Company's component suppliers will be able or willing to reliably supply components for the Company's products, in volumes, on a cost effective basis or in a timely manner. The Company may experience difficulties due to its reliance on independent semiconductor foundries, subcontract manufacturers and component suppliers that could have a material adverse effect on the Company's business and operating results.

RESEARCH AND DEVELOPMENT

     Research and development expenses in the fiscal years ended March 31, 2000, 1999 and 1998 were $11.9 million, $9.9 million and $12.3 million, respectively. The Company's development of new products and the enhancement of existing products is essential to its success. Accordingly, the Company anticipates that research and development expenses will continue to increase in the foreseeable future. However, such expenses may fluctuate from quarter to quarter depending on a wide range of factors, including the status of and prospects for various development projects.

     The Company's current and future research and development efforts relate primarily to digital and multimedia communication systems and the components which comprise those systems. Areas of emphasis will include enhanced versions of its advanced telephony system and digital communication semiconductor architectures intended to provide higher performance, enhanced functionality and further integration of certain essential system functions. This integration is designed to permit improved system price/performance. To expand its line of telephony products, the Company is developing new form factors, network topologies and embedded systems that are designed to comply with new and emerging IP telephony standards. Future software developments may focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms and additional features supporting both the Company's Advanced Telephony Solutions and Network Communication Technologies products.

     If the Company is unable to develop and introduce new or enhanced products in a timely manner, or if such new or enhanced products do not achieve sufficient market acceptance, it would have a material adverse effect on the Company's business and operating results.

LICENSING AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into licensing and development arrangements with its customers to promote the design, development, manufacture and sale of the Company's products. In order to encourage the use of its semiconductors, the Company has licensed portions of its systems technology and software object code for its semiconductors to virtually all of its semiconductor customers. Moreover, many of the Company's OEM customers have licensed portions of the source code to its software for its semiconductors. The Company intends to continue to license its semiconductor, software and systems technology to other companies, many of which are current or potential competitors of the Company. Such arrangements may enable these companies to use the Company's technology to produce products that compete with the Company's IP telephony and video products.

     The Company has also licensed the right to manufacture certain of its multimedia communication semiconductors, subject to payment of royalties, to several videoconferencing systems manufacturers. In addition, the Company has licensed portions of its multimedia communication semiconductor technology to ESS Technology. In addition, the Company has licensed portions of its embedded software and DSP core technology to STMicroelectronics. Of these licensees, ESS Technology and STMicroelectronics may sell semiconductors based on the licensed technology to third parties, while the other licensees are limited to sale of such semiconductors as part of multimedia communication systems or sub-systems. The obligation of ESS Technology to pay royalties to the Company with regard to the sale of semiconductors based on the licensed technology will expire in October 2000.

     In the fiscal years ended March 31, 2000, 1999 and 1998, technology licensing revenues (all of which were nonrecurring) were $4.6 million, $5.5 million and $14.5 million, respectively. There can be no assurance that the Company will receive such licensing revenues in the future.

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

EMPLOYEES

     As of March 31, 2000, the Company employed a total of 147 people, including 19 in manufacturing operations, 72 in research and development, 38 in sales and marketing and 18 in general and administrative capacities. The Company also employs a number of temporary employees and consultants on a contract basis.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND WE ARE UNCERTAIN AS TO OUR FUTURE PROFITABILITY

     We recorded an operating loss of $27.1 million in the year ended March 31, 2000 and had an accumulated deficit of $53.7 million at March 31, 2000. In addition, we recorded operating losses for the fiscal year ended March 31, 1999 and in three of the four quarters in fiscal 1998. We would not have been profitable in fiscal 1998 had we not received nonrecurring license and other revenues. We expect to continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.

THE GROWTH OF OUR BUSINESS AND FUTURE PROFITABILITY DEPENDS ON FUTURE IP TELEPHONY REVENUE

     We believe that our business and future profitability will be largely dependent on widespread market acceptance of our IP telephony products. Our videoconferencing semiconductor business has not provided, nor is it expected to provide, sufficient revenues to profitably operate our business. To date, we have not generated significant revenue from the sale of our IP telephony products. If we are not able to generate significant revenues selling into the IP telephony market, it would have a material adverse effect on our business and operating results.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE GROWTH OF THE IP TELEPHONY MARKET

     Success of our IP telephony product strategy assumes that there will be future demand for IP telephony systems. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the 99.999% reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur our business may not grow.

OUR FUTURE OPERATING RESULTS MAY NOT FOLLOW PAST OR EXPECTED TRENDS DUE TO MANY FACTORS AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL

     Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

     - changes in market demand;

     - the timing of customer orders;

     - competitive market conditions;

     - lengthy sales cycles, regulatory approval cycles;

     - new product introductions by us or our competitors;

     - market acceptance of new or existing products;

     - the cost and availability of components;

     - the mix of our customer base and sales channels;

     - the mix of products sold;

     - the management of inventory;

     - the level of international sales;

     - continued compliance with industry standards; and

     - general economic conditions.

     Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our semiconductor products will likely decrease for the foreseeable future. The market for IP telephony semiconductors is likely to be a high volume market characterized by commodity pricing. We will not be able to generate average selling prices or gross margins for our IP telephony semiconductors similar to those that we have historically commanded for our videoconferencing semiconductors. In addition, the gross margins for our Media Hub systems products are, and will likely continue to be, substantially lower than the gross margins for our videoconferencing semiconductors. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

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

     As a result of these and other factors, it is likely that in some or all future periods our operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of our common stock.

WE MAY NOT BE ABLE TO MANAGE OUR INVENTORY LEVELS EFFECTIVELY WHICH MAY LEAD TO INVENTORY OBSOLESCENCE WHICH WOULD FORCE US TO LOWER OUR PRICES

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO SUPPORT OUR GROWTH, AND FAILURE TO DO SO IN A TIMELY MANNER MAY CAUSE US TO DELAY OUR PLANS FOR GROWTH

     As of March 31, 2000, we had approximately $48.6 million in cash and cash equivalents. We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from existing cash balances. However, we may seek to explore business opportunities, including acquiring or investing in complementary businesses or products, that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition and results of operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

WE DEPEND ON PURCHASE ORDERS FROM KEY CUSTOMERS AND FAILURE TO RECEIVE SIGNIFICANT PURCHASE ORDERS IN THE FUTURE WOULD CAUSE A DECLINE IN OUR OPERATING RESULTS

     Historically, a significant portion of our sales have been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the fiscal years ended March 31, 2000, 1999 and 1998 accounted for approximately 35%, 40% and 61%, respectively, of total revenues. 3Com Corp. accounted for 20% of total revenues during the year ended March 31, 1998. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, all of our license and other revenues are nonrecurring.

THE IP TELEPHONY MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE DEPEND ON NEW PRODUCT INTRODUCTION IN ORDER TO MAINTAIN AND GROW OUR BUSINESS

     IP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture and sell new and enhanced products that provide increasingly higher levels of performance and reliability and lower cost, take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing and selling such products will depend on a variety of factors, including:

     - the identification of market demand for new products;

     - product selection;

     - timely implementation of product design and development;

     - product performance;

     - cost-effectiveness of products under development;

     - effective manufacturing processes; and

     - the success of promotional efforts.

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

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR IP TELEPHONY PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR SOLUTIONS

     We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. IP telephony communications systems are extremely complex and no single company possesses all the required technology components needed to build a complete end to end solution. Partnerships will be required to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

INABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY OR INFRINGEMENT BY US OF A THIRD PARTY'S PROPRIETARY TECHNOLOGY WOULD DISRUPT OUR BUSINESS

     We rely in part on trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and abroad. We currently hold nineteen United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures and memory architecture technology, and have a number of United States and foreign patent applications pending. We cannot predict whether such patent applications will result in an issued patent. We may not be able to protect our proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited) and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results.

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

THE FAILURE OF IP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE COMMUNICATIONS WOULD RENDER OUR PRODUCTS OBSOLETE

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

OUR PRODUCTS MUST COMPLY WITH INDUSTRY STANDARDS AND FCC REGULATIONS, AND CHANGES MAY REQUIRE US TO MODIFY EXISTING PRODUCTS

     In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. IP telephony products rely heavily on standards such as H.323, SIP,

SGCP, MGCP, and H.GCP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. Furthermore, the industry has had difficulty achieving true multivendor interoperability for highly complex standards such as H.323. We also must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business and operating results.

FUTURE REGULATION OR LEGISLATION COULD RESTRICT OUR BUSINESS OR INCREASE OUR COST OF DOING BUSINESS

     At present there are few laws or regulations that specifically address access to or commerce on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services, which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunications companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

WE MAY TRANSITION TO SMALLER GEOMETRY PROCESS TECHNOLOGIES AND HIGHER LEVELS OF DESIGN INTEGRATION WHICH COULD DISRUPT OUR BUSINESS

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

OUR ANNOUNCED ACQUISITION OF UFORCE, INC. AND ANY FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION

     We announced our intention to acquire UForce on May 19, 2000. Completion of the transaction is subject to certain closing conditions. To the extent that we are successful in closing the transaction, there are risks associated with the assimilation and integration of UForce, including:

     - unanticipated problems and costs associated with combining the businesses and integrating UForce's products and technologies;

     - impact of integration efforts on management's attention to our core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks associated with entering markets in which we have limited or no prior experience; and

     - potential loss of key employees, particularly those of the acquired organizations.

     If we are unable to successfully integrate UForce or to create new or enhanced products, we may not achieve the anticipated benefits from the pending acquisition. If we fail to achieve the anticipated benefits from the acquisition, we may incur increased expenses, experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if any significant number of UForce employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisition.

     Beginning in the three months ended September 30, 2000, we will begin to incur charges associated with this acquisition including amortization of intangible assets and goodwill, in-process research and development and potentially from non-cash compensation charges associated with certain stock options assumed as part of the transaction. We expect these charges to be significant.

IF WE DISCOVER PRODUCT DEFECTS, WE MAY HAVE PRODUCT-RELATED LIABILITIES WHICH MAY CAUSE US TO LOSE REVENUES OR DELAY MARKET ACCEPTANCE OF OUR PRODUCTS

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

WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH SUBJECTS US TO RISKS THAT COULD CAUSE OUR OPERATING RESULTS TO DECLINE

     Sales to customers outside of the United States represented 47%, 43% and 47% of total revenues in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Specifically, sales to customers in the Asia Pacific region represented 24%, 26% and 25% of our total revenues for the fiscal years ended March 31, 2000, 1999 and 1998, respectively, while sales to customers in Europe represented 23%, 17% and 22% of our total revenues for the same periods, respectively.

     International sales of our semiconductors will continue to represent a substantial portion of our product revenues for the foreseeable future. In addition, substantially all of our current products are, and substantially all of our future products will be, manufactured, assembled and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships, in connection with its international operations. A significant decline in demand from foreign markets could have a material adverse effect on our business and operating results.

WE NEED TO HIRE AND RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS

     The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management and other resources. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there are a limited number of people available with the necessary technical skills and understanding of our market, particularly in the San Francisco Bay area where we are located. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. We currently do not have employment contracts with any of our employees and we do not maintain key person life insurance policies on any of our employees.

OUR STOCK PRICE HAS BEEN VOLATILE AND WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE

     The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

     - actual or anticipated fluctuations in our operating results;

     - announcements of technical innovations;

     - loss of key personnel;

     - new products or new contracts by us, our competitors or their customers;

     - governmental regulatory action; and

     - developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts and other factors which could be unrelated to, or outside our control.

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

ITEM 2.  PROPERTIES

     The Company's principal operations are located in a 45,623 square foot facility in Santa Clara, California. Design, limited manufacturing, research, marketing and administrative activities are performed in this facility. This lease expires in May 2003. The Company also leases on a short-term basis office facilities for its sales management office outside of London, England and its research and development facility in Sophia Antipolis, France. The Company's believes that its existing facilities and planned future expansions are adequate to meet its current and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company effected its initial public offering on July 2, 1997 under the name 8x8, Inc.. From that date through April 3, 2000 the Company's common stock was traded on the Nasdaq National Market under the symbol "EGHT." Starting April 4, 2000 the Company's common stock has been traded on the Nasdaq National Market under the symbol "NTRG." No dividends have ever been paid or declared on 8x8's common stock. The Company does not anticipate paying any cash dividends on its capital stock in the foreseeable future. As of June 19, 2000, there were 257 holders of record of the Company's common stock. Many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, therefore, the Company is unable to determine the total number of stockholders represented by these record holders. Responses from brokers and other institutions regarding shares held on behalf of other stockholders indicate that there were at least 19,232 such other stockholders as of June 19, 2000.

                          PRICE RANGE OF COMMON STOCK

                           PERIOD                             HIGH    LOW
                           ------                             ----    ---
Fiscal 1999
  First Quarter.............................................  $ 7 1/8 $5
  Second Quarter............................................  $ 5 1/16 $1 7/8
  Third Quarter.............................................  $ 9 3/8 $2 1/4
  Fourth Quarter............................................  $ 7     $3 11/16
Fiscal 2000
  First Quarter.............................................  $ 6 1/4 $3 15/16
  Second Quarter............................................  $ 5 1/2 $2 3/4
  Third Quarter.............................................  $ 5 5/6 $3 15/16
  Fourth Quarter............................................  $34 5/8 $5 5/8

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED MARCH 31,
                                        ------------------------------------------------------
                                          2000        1999       1998        1997       1996
                                        --------    --------    -------    --------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues........................  $ 25,384    $ 31,682    $49,776    $ 19,146    $28,774
Net income (loss).....................   (24,848)    (19,224)     3,727     (13,613)    (3,217)
Net income (loss) per share:
  Basic...............................  $  (1.38)   $  (1.28)   $  0.31    $  (2.56)   $ (0.70)
  Diluted.............................  $  (1.38)   $  (1.28)   $  0.25    $  (2.56)   $ (0.70)
Total assets..........................  $ 59,983    $ 28,709    $46,429    $ 12,727    $23,067
Total long-term debt..................  $  5,498    $     --    $    --    $     --    $    --

     The Company's fiscal year 2000 was a 53 week fiscal year, while fiscal 1999, 1998, 1997 and 1996 were 52 week fiscal years. The net loss for fiscal 2000 included a $6.4 million charge for a discount on common stock issued to STMicroelectronics NV (see Note 4 of the Notes to Consolidated Financial Statements or "Notes") and in-process research and development costs of $10.1 million related to the acquisition of Odisei on May 24, 1999 (see Note 2 of the Notes). In fiscal 1999, the Company recorded a $5.7 million charge associated with the write off of ViaTV videophone inventories associated with the Company's decision to cease production of the ViaTV product line and withdraw from its distribution channels (see Note 12 of the Notes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We began developing multimedia communication technology in the form of programmable multimedia semiconductors and accompanying software in 1990, and have subsequently become a leading manufacturer of semiconductors for the embedded videoconferencing and videophone markets. We maintain sales and marketing operations to support our multimedia semiconductor business, but we have focused virtually all of our ongoing research and development efforts on IP telephony products and technologies.

     In an effort to expand the available market for our multimedia communication products, and to capitalize on our vertically integrated technology, we began developing low cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. Over the next two years, we became a leading manufacturer of consumer videophones. However, in 1999 we determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, we announced in April 1999 that we would cease production of the ViaTV product line and withdraw from our ViaTV distribution channels over the subsequent several quarters, resulting in a charge of $5.7 million related to the write off of ViaTV inventories. By March 2000 we had completed the exit from the consumer videophone business and we expect no further revenues from ViaTV products.

     In June 1998, using technology designed for our consumer videophone business, we entered the video monitoring market, focusing on security applications for small businesses. Our first product was the RSM-1500 Remote Surveillance Module, which was subsequently replaced with an improved RSM-1600 model. The RSM-1600 module enables real-time remote video monitoring over POTS lines. Its target market is primarily owners of small businesses such as convenience stores and restaurants who need the ability to view their premises from any remote location in the world at any time. Other products in our video monitoring line include the RSM-3000 Remote Surveillance Module, which enables real-time video monitoring over ISDN lines; the RSM-700 Expander Module, which expands the number of monitoring devices that can attach to the RSM-1600 or RSM-3000, and the RSM-PC software application, which allows a PC to view the video feed from the RSM-1600. Until recently, we sold our RSM products to security distributors and dealers in North America and Europe. However, in an effort to align our strategic focus on the IP telephony market, we announced the sale of our entire video monitoring business to Interlogix, a leading manufacturer of security equipment, in May 2000. We are currently transitioning our video monitoring operations to Interlogix and expect no further revenues from this business. See further discussion under "Recent Events" below.

     We entered the market for embedded IP telephony products in December 1998 with the announcement of our Audacity Internet Telephony Processor. The Audacity processor combines IP telephony protocol support with audio compression/decompression capability and runs multiple simultaneous IP phone calls on a single integrated circuit. In April 1999, we announced our Netergy Media Hub (formerly known as the Symphony module), an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. In September 1999, we announced our Audacity-T2 IP Phone Processor, which combines all the digital processing required to implement an IP telephone onto a single integrated circuit. Our embedded IP telephony products target OEM manufacturers of IP telephony equipment, such as voice-enabled cable and DSL modems, as well as IP phones and gateways.

     In May 1999, we acquired Odisei S.A., a privately held developer of IP telephony software based in Sophia Antipolis, France. We have leveraged the acquisition of Odisei to develop and market IP telephony solutions to service providers such as competitive local exchange carriers (CLECs) and Internet service providers (ISPs). In March 2000 the Company announced its Netergy Advanced Telephony System (ATS), an all-IP hosted iPBX solution that allows service providers to offer dial tone and advanced private branch exchange (PBX) services to business customers over any broadband IP connection, including DSL, cable, T1/E1, frame relay and broadband wireless. The ATS makes use of our embedded IP telephony products, including the Netergy Media Hub, semiconductors and embedded IP telephony software.

     In March 2000, 8x8 announced that it would change its name, subject to shareholder approval, to Netergy Networks, Inc. The name change reflects 8x8's strategic transition to the IP telephony market.

RECENT EVENTS

     On May 19, 2000, the Company entered into a definitive agreement to acquire UForce, Inc. ("UForce"), a developer of IP-based software applications (such as voicemail and unified messaging) based in Montreal, Canada, by issuing approximately 3.6 million shares of our common stock in exchange for all of the outstanding shares of UForce. In addition, we will issue common stock options for approximately 1.0 million shares in exchange for all outstanding UForce stock options. The transaction will be accounted for using the purchase method. The acquisition is subject to certain closing conditions, and we anticipate completing the acquisition during our second fiscal quarter ending September 30, 2000.

     Also, on May 19, 2000, the Company entered into an agreement with Interlogix, Inc. ("Interlogix") whereby the Company agreed to sell certain assets and license certain technology related to the Company's video monitoring business. The Company is obligated to provide Interlogix with future updates and upgrades to the licensed technology. The assets sold included certain accounts receivable, inventories, machinery, equipment, and intangibles. Interlogix agreed to pay the Company $5.5 million, subject to certain adjustments, for the assets and the associated technology license, which has an initial term of three years. Upon the earlier of six months from the date of the agreement or upon delivery of certain remaining obligations, the Company will commence recognition of the resulting net gain over the remaining term of the technology license.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data for each of the years ended March 31, 2000, 1999 and 1998, as well as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues. You should read this information in conjunction with our annual audited consolidated financial statements and related notes included elsewhere in this annual report:

                                                           YEAR ENDED MARCH 31,
                                              -----------------------------------------------
                                                   2000             1999             1998
                                              --------------    -------------    ------------
                                                              ($ IN MILLIONS)
Product revenues............................  $ 20.8      82%   $ 26.2     83%   $35.3     71%
License and other revenues..................     4.6      18%      5.5     17%    14.5     29%
                                              ------    ----    ------    ---    -----    ---
          Total revenues....................    25.4     100%     31.7    100%    49.8    100%
                                              ------    ----    ------    ---    -----    ---
Cost of product revenues....................     8.5      41%     24.2     92%    17.8     50%
Cost of license and other revenues..........     0.1       3%      0.1      2%     1.1      8%
                                              ------    ----    ------    ---    -----    ---
          Total cost of revenues............     8.6      34%     24.3     77%    18.9     38%
                                              ------    ----    ------    ---    -----    ---
Gross profit................................    16.8      66%      7.4     23%    30.9     62%
                                              ------    ----    ------    ---    -----    ---
Operating expenses:
Research and development....................    11.9      47%      9.9     31%    12.3     25%
Selling, general and administrative.........    21.3      84%     17.7     56%    17.4     35%
In-process research and development.........    10.1      40%       --     --%      --     --%
Amortization of intangibles.................     0.6       2%       --     --%      --     --%
                                              ------    ----    ------    ---    -----    ---
          Total operating expenses..........    43.9     173%     27.6     87%    29.7     60%
                                              ------    ----    ------    ---    -----    ---
Income (loss) from operations...............   (27.1)   (107)%   (20.2)   (64)%    1.2      2%
Other income, net...........................     2.8      11%      1.0      3%     1.5      3%
Interest expense............................    (0.4)      2%       --     --%      --     --%
                                              ------    ----    ------    ---    -----    ---
Income (loss) before income taxes...........   (24.7)    (97)%   (19.2)   (61)%    2.7      5%
(Benefit)provision for income taxes.........     0.1       1%       --     --%    (1.0)    (2)%
                                              ------    ----    ------    ---    -----    ---
Net income (loss)...........................  $(24.8)    (98)%  $(19.2)   (61)%  $ 3.7      7%
                                              ======    ====    ======    ===    =====    ===

  Revenues

     Total revenues were $25.4 million, $31.7 million and $49.8 million for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Total revenues for fiscal 2000 were divided among multimedia communication semiconductors ($11.3 million), IP telephony semiconductors ($37,000), video monitoring systems ($6.0 million), ViaTV systems ($3.0 million), Media Hub systems ($451,000) and nonrecurring license and other revenues ($4.6 million). In fiscal 1999, total revenues were divided among multimedia communication semiconductors ($10.3 million), video monitoring systems ($3.0 million), ViaTV systems ($12.9 million) and nonrecurring license and other revenues ($5.5 million). In fiscal 1998, total revenues were divided among multimedia communication semiconductors ($21.9 million), ViaTV systems ($13.4 million) and nonrecurring license and other revenues ($14.5 million).

     Product revenues were $20.8 million in fiscal 2000, a decrease of $5.4 million from the $26.2 million reported in fiscal 1999. The decrease in product revenues in fiscal 2000 compared to fiscal 1999 is primarily due to a decrease in sales of our ViaTV systems resulting from our decision in April 1999 to discontinue production of ViaTV products and withdraw from our retail and distribution channels. This decrease was partially offset by increases in sales of multimedia communication semiconductors and video monitoring systems products. In fiscal 1999, product revenues decreased by $9.1 million from the $35.3 million reported in fiscal 1998. The decrease in product revenues in fiscal 1999 compared to fiscal 1998 is primarily due to a decrease in sales of our multimedia communication semiconductors, partially offset by an increase in sales of our ViaTV and video monitoring system products.

     License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services performed by us for our customers. License and other revenues were $4.6 million in fiscal 2000, a decrease of $900,000 from the $5.5 million reported in fiscal 1999, due primarily to a decrease in nonrecurring engineering fees. In fiscal 1999, license and other revenues decreased by $9.0 million from the $14.5 million reported in fiscal 1998, due in part to the approximately $5.3 million paid by 3Com in fiscal 1998 for a license to substantially all of the technology underlying our ViaTVs.

     Revenues from our ten largest customers in the fiscal years ended March 31, 2000, 1999 and 1998 accounted for approximately 35%, 40% and 61%, respectively, of our total revenues. During the fiscal years ended March 31, 2000 and 1999, no customer accounted for 10% or more of total revenues.

     Sales to customers outside the United States represented 47%, 43% and 47% of total revenues in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Specifically, sales to the Asia Pacific region represented 24%, 26% and 25% of our total revenues for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Our sales to Europe represented 23%, 17% and 22% of total revenues for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

  Cost of Revenues and Gross Profit

     The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues was $12.3 million, $2.0 million and $17.5 million for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Product gross margin increased to 59% in fiscal 2000 compared to 8% in fiscal 1999 and 50% in fiscal 1998. The increase in gross profit and margin from product revenue in fiscal 2000 compared to fiscal 1999 is due to an increase in higher margin multimedia communication semiconductor and video monitoring system revenues as a percentage of total revenues and due to significantly higher gross margins realized on sales of our ViaTV products as we were able to sell such product at prices higher than previously anticipated. As discussed above, we recorded a $5.7 million charge associated with the write-off of ViaTV product inventory in the fourth quarter of fiscal 1999 due to our decision to cease production of the ViaTV product line and withdraw from our distribution channels which adversely impacted our gross margins in fiscal 1999.

     Gross profit from license and other revenues, all of which were nonrecurring, was $4.5 million, $5.4 million and $13.4 million in fiscal 2000, 1999 and 1998, respectively. In fiscal 1998 cost of license and other revenues consisted of personnel and other costs incurred by us to perform certain development work under terms of a non-recurring engineering contract with one of our customers. There can be no assurance that we will receive any revenues from such license and other revenue sources in the future.

     Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our multimedia communication semiconductor products will likely decrease for the foreseeable future. Because the market is emerging, the average selling price for IP telephony semiconductors is uncertain. We may not be able to attain average selling prices ("ASPs") similar to those of our historical videoconferencing semiconductors. If ASPs are lower, gross margins will be lower than our historical gross margins, unless costs for IP telephony semiconductors are also proportionately lower. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

  Research and Development Expenses

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $11.9 million, $9.9 million and $12.3 million for fiscal 2000, 1999 and 1998, respectively. Higher research and development expenses during fiscal 2000 as compared to fiscal 1999 were due primarily to increased spending related to Netergy iPBX system software development. Significant expenses were also incurred in fiscal 2000 related to development efforts associated with the Audacity-T2 processor and Media Hub products. Lower research and development expenses during fiscal 1999 as compared to fiscal 1998 were due to decreases in profit sharing and incentive bonuses, non-recurring ViaTV and video monitoring system design costs, and costs associated with materials and tooling used in prototype builds of our ViaTV and Video Monitoring system products. During fiscal 1998, research and development costs would have been higher, except that certain research and development personnel performed non-recurring engineering services under a revenue-generating contract. The costs associated with this contract were included in the cost of license and other revenues.

     We expect to continue to allocate substantial resources to research and development. However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $21.3 million, $17.7 million and $17.4 million in fiscal 2000, 1999 and 1998, respectively. The increase in expenses in fiscal 2000 compared to fiscal 1999 is primarily the result of a $6.4 million charge recorded as in connection with the sale of 3.7 million shares of our common stock to STMicroelectronics at $7.50 per share. The charge reflects a portion of the discount from the fair market value of our common stock on the date of the agreement. This increase was offset by lower costs associated with the marketing, advertising and promotion of the ViaTV product line and lower headcount required to support these activities as we exited from the consumer videophone business. In fiscal 1999, expenses increased due to costs associated with the marketing, advertising and promotion of our ViaTV videophone product line, additional headcount required to support these activities, and expenses associated with our implementation of a new enterprise-wide database and information management system. These increases were substantially offset by decreases in profit sharing and incentive bonuses, and commission expenses.

     As we introduce and promote new IP telephony products, and attempt to expand distribution channels for such products, future selling, general and administrative costs may vary both in absolute dollars and as a percentage of total revenues. See "Factors That May Affect Future Results -- Potential Fluctuations in Operating Results."

  In-Process Research and Development and Amortization of Intangibles

     In conjunction with the May 1999 acquisition of Odisei, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. Amortization of goodwill and workforce charged to operations was $614,000 for the fiscal year ended March 31, 2000. In addition, we incurred an in-process research and development charge of $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei.

  Other Income, Net

     In fiscal 2000, 1999 and 1998, other income, net, was approximately $2.8 million, $1.0 million and $1.5 million, respectively. The increase in other income, net, in fiscal 2000 is due primarily to a $1.9 million gain realized from the sale of a cost basis equity investment, offset by approximately $205,000 of losses realized on the sale of certain of our investments classified as available-for-sale. The decrease in other income, net, earned in fiscal 1999 compared to fiscal 1998 is due primarily to a decrease in interest income resulting from lower average cash equivalent and short-term investment balances as compared to fiscal 1998.

  Interest Expense

     Interest expense of $391,000 included interest charges associated with the convertible subordinated debentures issued in December 1999, as well as the amortization of the related debt discount and debt issuance costs.

  (Benefit) Provision for Income Taxes

     The provision of $120,000 for the year ended March 31, 2000 represents certain foreign taxes. There was no tax provision for the year ended March 31, 1999 due to the net losses incurred. The tax benefit for the year ended March 31, 1998 resulted from the reversal of approximately $1.0 million of our income tax liability in the first quarter of fiscal 1998 upon notice from the Internal Revenue Service that it had reversed a previously asserted deficiency related to the taxable year 1992.

     At March 31, 2000, we had net operating loss carryforwards for federal and state income tax purposes of approximately $35.7 million and $13.1 million, respectively, which expire at various dates beginning in 2005. In addition, at March 31, 2000, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.7 million and $1.2 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

     At March 31, 2000, we had gross deferred tax assets of approximately $18.6 million. The weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets and thus a full valuation reserve has been recorded at March 31, 2000.

  Year 2000 Impact

     We have not experienced any problems with our computer systems or our products relating to their inability to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 issues.

  Liquidity and Capital Resources

     As of March 31, 2000, we had cash and cash equivalents totaling $48.6 million, representing an increase of $32.8 million from March 31, 1999. We currently have no bank borrowing arrangements.

     Cash used in operations of $4.1 million in fiscal 2000 reflected a net loss of $24.8 million, a decrease in deferred revenue of $3.4 million, and a non-cash adjustment for a gain on sale of investments, net, of $1.7 million. Cash used in operations was partially offset by cash provided by a decrease in accounts receivable of $3.5 million, a decrease in inventory of $2.5 million, and non-cash items, including depreciation and amortization of $1.7 million, amortization of intangibles of $614,000, in-process research and development of $10.1 million, and discount on issuance of common stock of $7.4 million. Cash provided by investing activities in fiscal 2000 is attributable to proceeds from the sale of an investment of $1.9 million, offset by acquisitions of property and equipment of $1.7 million and cash paid for acquisitions, net, of $149,000. Cash flows from financing activities in fiscal 2000 consisted primarily of proceeds from the sale of convertible subordinated debentures of $7.5 million and sales of the Company's common stock totaling $29.8 million, offset by debt issuance costs of $617,000. For the year, cash and cash equivalents increased $32.8 million.

     Cash used in operations of $10.4 million in fiscal 1999 reflected a net loss of $19.2 million, an increase in accounts receivable of $1.4 million, and a decrease in accounts payable of $708,000. Cash used in operations was partially offset by cash provided by a decrease in inventory of $8.8 million, an increase in deferred revenue of $1.6 million, and non-cash items, including a deferred compensation charge of $416,000 and depreciation and amortization of $967,000. Cash used in investing activities in fiscal 1999 is primarily attributable to capital expenditures of $1.8 million. Cash flows from financing activities in fiscal 1999 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and sales of the Company's common stock upon the exercise of employee stock options. For the year, cash and cash equivalents decreased by $10.9 million.

     Cash used in operations of $6.5 million in fiscal 1998 reflected a $3.5 million increase in accounts receivable, a $11.6 million increase in inventory, and a $522,000 increase in prepaid expenses and other assets. Cash used in operations was partially offset by net income of $3.7 million, increases of $2.1 million in deferred revenue, $1.2 million in accounts payable, $519,000 in accrued compensation, and non-cash items, including a deferred compensation charge of $1.3 million and depreciation and amortization of $901,000. Cash used in investing activities for fiscal 1998 was primarily attributable to capital expenditures of approximately $1.0 million. Cash flows from financing activities in fiscal 1998 consisted primarily of $24.7 million in net proceeds from the sale of common stock in our initial public offering. For the year, cash and cash equivalents increased by $18.0 million.

     We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from cash flow from operations, if any, and existing cash balances. As of March 31, 2000, we had approximately $48.6 million in cash and cash equivalents. However, there can be no assurance that we will not seek to exploit business opportunities that will require us to raise additional capital from equity or debt sources to finance our growth and capital requirements. In particular, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. There can be no assurance that we will be able to obtain additional financing as needed on acceptable terms or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors, and with our primary subcontract manufacturer for our Media Hub systems, are denominated in U.S. dollars. We have subsidiaries in Europe, and as such we are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant, however, there can be no assurance that there will not be a material impact in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................   33
  Consolidated Balance Sheets at March 31, 2000 and 1999....   34
  Consolidated Statements of Operations for each of the
     three years in the period ended March 31, 2000.........   35
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended March 31,
     2000...................................................   36
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended March 31, 2000.........   37
  Notes to Consolidated Financial Statements................   38
FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Valuation and Qualifying Accounts..........   54

     Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of 8x8, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 2000 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
May 10, 2000, except for Note 13, which is as of May 19, 2000

                                    8X8 INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 48,576    $ 15,810
  Accounts receivable, net..................................     1,394       5,886
  Accounts receivable from related party....................     1,000          --
  Inventory.................................................     1,367       3,915
  Prepaid expenses and other current assets.................     1,043         878
                                                              --------    --------
          Total current assets..............................    53,380      26,489
Property and equipment, net.................................     2,687       2,163
Intangibles and other assets................................     3,916          57
                                                              --------    --------
                                                              $ 59,983    $ 28,709
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,887    $  1,917
  Accrued compensation......................................     2,154       1,236
  Accrued warranty..........................................       694       1,043
  Deferred revenue..........................................       731       4,089
  Other accrued liabilities.................................     1,245       1,190
  Income taxes payable......................................       384         411
                                                              --------    --------
          Total current liabilities.........................     7,095       9,886
Convertible subordinated debentures.........................     5,498          --
                                                              --------    --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     No shares issued or outstanding at March 31, 2000 or
      1999..................................................        --          --
  Common stock, $0.001 par value:
     Authorized: 40,000,000 shares;
     Issued and outstanding: 22,958,921 shares at March 31,
      2000 and 15,425,752 shares at March 31, 1999..........        23          15
  Additional paid-in capital................................   101,559      48,363
  Notes receivable from stockholders........................       (69)       (266)
  Deferred compensation.....................................      (376)       (197)
  Accumulated other comprehensive loss......................        --        (193)
  Accumulated deficit.......................................   (53,747)    (28,899)
                                                              --------    --------
          Total stockholders' equity........................    47,390      18,823
                                                              --------    --------
                                                              $ 59,983    $ 28,709
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   8X8, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Product revenues............................................  $ 20,817    $ 26,189    $35,288
License and other revenues..................................     4,567       5,493     14,488
                                                              --------    --------    -------
          Total revenues....................................    25,384      31,682     49,776
                                                              --------    --------    -------
Cost of product revenues....................................     8,448      24,199     17,764
Cost of license and other revenues..........................       150          82      1,087
                                                              --------    --------    -------
          Total cost of revenues............................     8,598      24,281     18,851
                                                              --------    --------    -------
Gross profit................................................    16,786       7,401     30,925
                                                              --------    --------    -------
Operating expenses:
  Research and development..................................    11,909       9,922     12,317
  Selling, general and administrative.......................    21,307      17,712     17,381
  In-process research and development.......................    10,100          --         --
  Amortization of intangibles...............................       614          --         --
                                                              --------    --------    -------
          Total operating expenses..........................    43,930      27,634     29,698
                                                              --------    --------    -------
Income (loss) from operations...............................   (27,144)    (20,233)     1,227
Other income, net...........................................     2,807       1,009      1,518
Interest expense............................................      (391)         --         --
                                                              --------    --------    -------
Income (loss) before income taxes...........................   (24,728)    (19,224)     2,745
(Benefit) provision for income taxes........................       120          --       (982)
                                                              --------    --------    -------
Net income (loss)...........................................  $(24,848)   $(19,224)   $ 3,727
                                                              ========    ========    =======
Net income (loss) per share:
  Basic.....................................................  $  (1.38)   $  (1.28)   $  0.31
  Diluted...................................................  $  (1.38)   $  (1.28)   $  0.25
Shares used in per share calculations:
  Basic.....................................................    18,071      15,018     12,083
  Diluted...................................................    18,071      15,018     15,128

  The accompanying notes are an integral part of these consolidated financial statements.

                                   8X8, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           NOTES                       ACCUMULATED
                                 PREFERRED STOCK        COMMON STOCK       ADDITIONAL    RECEIVABLE                       OTHER
                               -------------------   -------------------    PAID-IN         FROM         DEFERRED     COMPREHENSIVE
                                 SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION       LOSS
                               ----------   ------   ----------   ------   ----------   ------------   ------------   -------------
Balance at March 31, 1997....   3,726,373     $4      6,990,286    $ 7      $ 23,291      $(1,078)       $(2,781)            --
 Issuance of common stock
   upon initial public
   offering, net of issuance
   costs of $2,231...........          --     --      4,140,000      4        24,675           --             --             --
 Issuance of common stock
   upon exercise of options
   and purchases under the
   employee stock purchase
   plan......................          --     --        483,593     --           597           --             --             --
 Conversion of convertible
   noncumulative preferred
   stock to common stock.....  (3,726,373)    (4)     3,726,373      4            --           --             --             --
 Issuance of warrant.........          --     --             --     --            17           --             --             --
 Repayment of notes
   receivable from
   stockholders..............          --     --             --     --            --          162             --             --
 Repurchase of unvested
   common stock..............          --     --        (46,638)    --           (23)          23             --             --
 Deferred compensation
   related to stock
   options...................          --     --             --     --          (772)          --          2,037             --
 Unrealized loss on
   investments...............          --     --             --     --            --           --             --            (45)
 Net income..................          --     --             --     --            --           --             --             --
 Total comprehensive
   income....................          --     --             --     --            --           --             --             --
                               ----------     --     ----------    ---      --------      -------        -------          -----
Balance at March 31, 1998....          --     --     15,293,614     15        47,785         (893)          (744)           (45)
 Issuance of common stock
   upon exercise of options
   and purchases under the
   employee stock purchase
   plan......................          --     --        389,823     --           838           --             --             --
 Repayment of notes
   receivable from
   stockholders..............          --     --             --     --            --          498             --             --
 Repurchase of unvested
   common stock..............          --     --       (257,685)    --          (129)         129             --             --
 Deferred compensation
   related to stock
   options...................          --     --             --     --          (131)          --            547             --
 Unrealized loss on
   investments...............          --     --             --     --            --           --             --           (148)
 Net loss....................          --     --             --     --            --           --             --             --
 Total comprehensive loss....          --     --             --     --            --           --             --             --
                               ----------     --     ----------    ---      --------      -------        -------          -----
Balance at March 31, 1999....          --     --     15,425,752     15        48,363         (266)          (197)          (193)
 Issuance of common stock in
   conjunction with the
   acquisition of Odisei
   S.A. .....................          --     --      2,988,646      3        13,264          (76)            --             --
 Issuance of common stock to
   STMicroelectronics, net of
   issuance costs............          --     --      3,700,000      4        35,089           --             --             --
 Issuance of warrants with
   convertible debentures....          --     --             --     --         2,467           --             --             --
 Issuance of common stock
   upon exercise of options
   and purchases under the
   employee stock purchase
   plan......................          --     --        906,119      1         2,079           --             --             --
 Repayment of notes
   receivable from
   stockholders..............          --     --             --     --            --          240             --             --
 Repurchase of common stock..          --     --        (61,596)    --           (43)          33             --             --
 Deferred compensation
   related to stock
   options...................          --     --             --     --           340           --           (179)            --
 Realized loss on
   investments...............          --     --             --     --            --           --             --            193
 Net loss....................          --     --             --     --            --           --             --             --
Total comprehensive loss.....          --     --             --     --            --           --             --             --
                               ----------     --     ----------    ---      --------      -------        -------          -----
Balance at March 31, 2000....          --     $--    22,958,921    $23      $101,559      $   (69)       $  (376)         $  --
                               ==========     ==     ==========    ===      ========      =======        =======          =====


                               ACCUMULATED
                                 DEFICIT      TOTAL
                               -----------   --------
Balance at March 31, 1997....   $(13,402)    $  6,041
 Issuance of common stock
   upon initial public
   offering, net of issuance
   costs of $2,231...........         --       24,679
 Issuance of common stock
   upon exercise of options
   and purchases under the
   employee stock purchase
   plan......................         --          597
 Conversion of convertible
   noncumulative preferred
   stock to common stock.....         --           --
 Issuance of warrant.........         --           17
 Repayment of notes
   receivable from
   stockholders..............         --          162
 Repurchase of unvested
   common stock..............         --           --
 Deferred compensation
   related to stock
   options...................         --        1,265
 Unrealized loss on
   investments...............         --
 Net income..................      3,727
 Total comprehensive
   income....................         --        3,682
                                --------     --------
Balance at March 31, 1998....     (9,675)      36,443
 Issuance of common stock
   upon exercise of options
   and purchases under the
   employee stock purchase
   plan......................         --          838
 Repayment of notes
   receivable from
   stockholders..............         --          498
 Repurchase of unvested
   common stock..............         --           --
 Deferred compensation
   related to stock
   options...................         --          416
 Unrealized loss on
   investments...............         --
 Net loss....................    (19,224)
 Total comprehensive loss....         --      (19,372)
                                --------     --------
Balance at March 31, 1999....    (28,899)      18,823
 Issuance of common stock in
   conjunction with the
   acquisition of Odisei
   S.A. .....................         --       13,191
 Issuance of common stock to
   STMicroelectronics, net of
   issuance costs............         --       35,093
 Issuance of warrants with
   convertible debentures....         --        2,467
 Issuance of common stock
   upon exercise of options
   and purchases under the
   employee stock purchase
   plan......................         --        2,080
 Repayment of notes
   receivable from
   stockholders..............         --          240
 Repurchase of common stock..         --          (10)
 Deferred compensation
   related to stock
   options...................         --          161
 Realized loss on
   investments...............         --           --
 Net loss....................    (24,848)          --
Total comprehensive loss.....         --      (24,655)
                                --------     --------
Balance at March 31, 2000....   $(53,747)    $ 47,390
                                ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   8X8, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Cash flows from operating activities:
Net income (loss)...........................................  $(24,848)   $(19,224)   $  3,727
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................     1,286         967         901
  Amortization of deferred compensation.....................       161         416       1,265
  Amortization of intangibles...............................       614          --          --
  Amortization of debt discount.............................       218          --          --
  In-process research and development.......................    10,100          --          --
  Discount on issuance of common stock......................     7,400          --          --
  Gain on sale of investments, net..........................    (1,687)         --          --
  Other.....................................................        --        (148)        (15)
Changes in assets and liabilities, net of effects of
  business acquired:
  Accounts receivable, net..................................     3,492      (1,359)     (3,515)
  Inventory.................................................     2,548       8,843     (11,580)
  Prepaid expenses and other current assets.................       (74)         (2)       (522)
  Intangibles and other assets..............................       (22)        104         (46)
  Accounts payable..........................................       (71)       (708)      1,246
  Accrued compensation......................................       583        (209)        519
  Accrued warranty..........................................      (349)       (418)       (142)
  Deferred revenue..........................................    (3,358)      1,642       2,084
  Other accrued liabilities.................................       (48)       (197)        698
  Income taxes payable......................................       (27)       (125)     (1,118)
                                                              --------    --------    --------
     Net cash used in operating activities..................    (4,082)    (10,418)     (6,498)
                                                              --------    --------    --------
Cash flows from investing activities:
  Acquisitions of property and equipment....................    (1,693)     (1,760)       (927)
  Cash paid for acquisitions, net...........................      (149)         --          --
  Proceeds from sale of investment..........................     1,880          --          --
  Other.....................................................        --         (25)        (58)
                                                              --------    --------    --------
     Net cash provided by (used in) investing activities....        38      (1,785)       (985)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of convertible subordinated
     debentures.............................................     7,500          --          --
  Debt issuance costs.......................................      (617)         --          --
  Proceeds from issuance of common stock, net...............    29,763         838      25,276
  Repayment of notes receivable from stockholders...........       240         498         162
  Notes receivable from stockholders........................       (76)         --          --
                                                              --------    --------    --------
     Net cash provided by financing activities..............    36,810       1,336      25,438
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    32,766     (10,867)     17,955
Cash and cash equivalents beginning of year.................    15,810      26,677       8,722
                                                              --------    --------    --------
Cash and cash equivalents end of year.......................  $ 48,576    $ 15,810    $ 26,677
                                                              ========    ========    ========
Supplemental non-cash disclosures:
Taxes paid..................................................  $     34    $    126    $    136
                                                              ========    ========    ========
Repurchase of unvested common stock.........................  $     33    $    129    $     23
                                                              ========    ========    ========
Issuance of common stock in conjunction with acquisition of
  Odisei....................................................  $ 13,267    $     --    $     --
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   8X8, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     8x8, Inc. (the "Company" or "8x8") was incorporated in California in February 1987. In December 1996, the Company was reincorporated in Delaware. In March 2000, the Company announced that it would change its name, subject to shareholder approval, to Netergy Networks, Inc.

     The Company is a leading developer of digital communications products and technologies, including highly integrated Internet protocol (IP) telephony solutions marketed to telephone service providers, semiconductors and related embedded technology marketed to original equipment manufacturers (OEMs) of telecommunication and videoconferencing equipment, and remote video monitoring systems marketed primarily to dealers and distributors of security products.

     See Note 13 regarding the sale of net assets and the license of certain related technologies associated with the Company's video monitoring business as of May 19, 2000.

FISCAL YEAR

     The Company's fiscal year ends on the last Thursday in March. For purposes of these consolidated financial statements, the Company has indicated its fiscal year ends on March 31. Fiscal year 2000 was a 53 week year, while fiscal years 1999 and 1998 were 52 week years.

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

REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment to OEMs and end users. Reserves for sales returns and allowances are recorded at the time of shipment. Certain of the Company's sales to distributors are made under agreements which provide for returns or credits under certain circumstances. The Company defers recognition of revenue on sales to distributors under such agreements until products are resold by the distributor to the end user. License revenue, net of any discount granted, is recognized after execution of a license agreement and delivery of the product, provided there are no remaining obligations relating to development, upgrades, new releases, or other future deliverables, and provided that the license fee is fixed or determinable, and collection of the fee is probable.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The cost of the Company's investments is determined based upon specific identification.

                                   8X8, INC.

     At March 31, 1999, the Company classified $14.1 million of its investments, primarily consisting of money market funds with an effective maturity of three months or less, as available-for-sale. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, recorded as a separate component of stockholders' equity. Unrealized losses on available-for-sale investments were $193,000 at March 31, 1999. Realized losses on investments classified as available for sale were approximately $205,000 during the year ended March 31, 2000. Realized and unrealized gains and losses for all other investments were not significant for the years ended March 31, 2000, 1999 and 1998.

INVENTORY

     Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market.

NONMARKETABLE EQUITY INVESTMENTS

     Nonmarketable equity investments, included in other assets, of less than 20% of the investee's outstanding voting stock are accounted for using the cost method because the Company does not have an ability to significantly influence the operating and financial policies of the investees. Losses resulting from impairment in the value of investments which are other than a temporary decline are recorded in the period in which such losses occur. The Company realized a gain of approximately $1.9 million on the sale of a nonmarketable equity investment during the fiscal year ended March 31, 2000.

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

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles acquired in connection with the acquisition of Odisei S.A. ("Odisei") in May 1999 were approximately $3.7 million, and related accumulated amortization was $614,000 at March 31, 2000 (see Note 3). The acquisition was accounted for as a purchase, and the excess of the purchase price over the fair value of net liabilities acquired was allocated primarily to workforce and goodwill, which are being amortized over lives of three and five years, respectively. The Company reviews the carrying value of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

WARRANTY EXPENSE

     The Company accrues for the estimated cost which may be incurred under its product warranties upon revenue recognition.

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

     Research and development costs are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and

                                   8X8, INC.

are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs have been expensed as incurred.

FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is the functional currency of the Company's foreign subsidiaries. Exchange gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. To date, such amounts have not been significant. Total assets of the Company's foreign subsidiaries were $1,644,000, $656,000 and $620,000 as of March 31, 2000, 1999 and 1998, respectively. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments primarily in market rate accounts with reputable financial institutions. The Company has not experienced any material losses relating to any investment instruments. The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At March 31, 2000, two customers accounted for 16% and 14% of accounts receivable, respectively. At March 31, 1999, two customers accounted for 20% and 10% of accounts receivable, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments is determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The carrying amounts of the Company's cash equivalents, short-term investments, accounts receivable, and nonmarketable equity investments, approximate their fair values due to their short maturities. The fair value of the Company's convertible subordinated debentures (see Note 7) of $7.7 million has been estimated using discounted cash flow analysis, based on the incremental borrowing rate currently available to the Company for a loan with similar terms and maturity.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations thereof. The Company provides additional pro forma disclosures as

                                   8X8, INC.

required under Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." See Note 9.

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

SEGMENT INFORMATION

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. In accordance with the provisions of FAS 131, beginning with the second quarter of fiscal 2000, the Company has determined that it has two reportable operating segments. See Note 11.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net income
(loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible noncumulative preferred stock (Preferred Stock), common stock options, convertible subordinated debentures, warrants and unvested restricted common stock having a dilutive effect.

     The numerators for each period presented are equal to the reported net income (loss). The reconciliation of the denominators used in computing basic and diluted per share amounts is as follows (in thousands):

                                                              YEAR ENDED MARCH 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Basic shares.............................................  18,071    15,018    12,083
Effect of dilutive securities:
  Preferred Stock........................................      --        --       973
  Common stock options...................................      --        --     1,376
  Unvested restricted common stock.......................      --        --       696
                                                           ------    ------    ------
Diluted shares...........................................  18,071    15,018    15,128
                                                           ======    ======    ======

                                   8X8, INC.

     The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                                   MARCH 31,
                                                           --------------------------
                                                           2000       1999       1998
                                                           -----      -----      ----
Common stock options.....................................  4,174      3,430      287
Warrants.................................................    701         --       --
Convertible subordinated debentures......................    638         --       --
Unvested restricted common stock.........................    516        143       --
                                                           -----      -----      ---
          Total..........................................  6,029      3,573      287
                                                           =====      =====      ===

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of FAS 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of FAS 133 by one year. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company does not expect that the adoption of FAS 133 will have a material impact on its consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. We do not expect the adoption of FIN 44 to have a material effect on our consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 by no later than the fourth quarter of fiscal 2001. The Company has reviewed SAB 101 and believes it should not have a significant impact on its revenue recognition practices.

                                   8X8, INC.

NOTE 2 -- BALANCE SHEET COMPONENTS:

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Accounts receivable.........................................  $ 1,836    $ 6,572
  Less: allowance for doubtful accounts.....................     (442)      (686)
                                                              -------    -------
                                                              $ 1,394    $ 5,886
                                                              =======    =======
Inventories:
  Raw materials.............................................  $    65    $   952
  Work-in-process...........................................      797        892
  Finished goods............................................      505      2,071
                                                              -------    -------
                                                              $ 1,367    $ 3,915
                                                              =======    =======
Property and equipment:
  Machinery and computer equipment..........................  $ 4,841    $ 4,317
  Furniture and fixtures....................................    1,230        691
  Licensed software.........................................    3,544      3,457
  Leasehold improvements....................................      644        600
                                                              -------    -------
                                                               10,259      9,065
  Less: accumulated depreciation and amortization...........   (7,572)    (6,902)
                                                              -------    -------
                                                              $ 2,687    $ 2,163
                                                              =======    =======

NOTE 3 -- ACQUISITION OF ODISEI:

     In May 1999, the Company acquired Odisei, a privately held, development stage company based in Sophia Antipolis, France, that develops software for managing voice-over IP networks. The consolidated financial statements reflect the acquisition of Odisei for approximately 2,988,000 shares of the Company's common stock. Certain of the shares issued to Odisei employee shareholders are subject to repurchase if the employee departs prior to vesting. Approximately 507,000 shares issued in exchange for restricted stock previously held by employees of Odisei are subject to repurchase at March 31, 2000. The purchase price of the acquisition of approximately $13.5 million, which includes approximately $277,000 of acquisition related costs, was used to acquire the net assets of Odisei. The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which the Company believes approximates their fair value. In addition, the Company engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development relates to Odisei's initial product for which technological feasibility had not been established and was estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows have been discounted at a rate of 27%. This discount

                                   8X8, INC.

rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the fiscal year ended March 31, 2000, was $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price is as follows (in thousands):

In-process research and development........................  $10,100
Workforce..................................................      200
Net tangible liabilities...................................     (219)
Goodwill...................................................    3,464
                                                             -------
                                                             $13,545
                                                             =======

     The Company's consolidated statement of operations for the fiscal year ended March 31, 2000 includes the results of Odisei from the date of acquisition. Had the acquisition taken place as of the beginning of either fiscal 2000 or fiscal 1999, the pro forma net loss for both periods would have been substantially the same.

NOTE 4 -- RELATIONSHIP WITH STMICROELECTRONICS:

     During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV ("STM") at a purchase price of $7.50 per share. In addition, the Company granted STM the right to a seat on the Company's Board of Directors as long as it holds at least 10% of the Company's outstanding shares. STM will have certain rights to maintain its percentage ownership interest of the Company's outstanding voting securities provided, however, that its total percentage ownership of the outstanding voting stock of the Company shall not exceed 19.9%. The Company also granted to STM a non-exclusive, royalty-bearing license to certain technology and will undertake certain joint development activities with a subsidiary of STM. Under the terms of the agreement, STM guaranteed certain minimum payments to the Company totaling $1.0 million for prepaid royalties and certain non-recurring engineering services.

     Net proceeds from the sale of stock were $27.7 million, representing a discount of approximately $7.4 million from the $35.1 million fair market value of the stock on the date of the agreement. The $7.4 million discount has been reflected in the fiscal 2000 consolidated financial statements with a charge of $6.4 million to selling, general and administrative expense and $1.0 million recorded as a sales discount attributable royalty and engineering services to be provided to STM by the Company.

NOTE 5 -- TRANSACTIONS WITH RELATED PARTIES:

     The Company purchased $956,000 and $3.8 million of raw materials inventory from Sanyo Semiconductor Corporation ("Sanyo") and an affiliate of Sanyo during the fiscal years ended March 31, 1999 and 1998, respectively. An executive of Sanyo served on the Company's Board of Directors through July 15, 1999.

     A representative of National Semiconductor Corporation ("National") was a member of the Company's Board of Directors until May 19, 1997. The Company subleased to National a portion of its facilities under a month to month sublease arrangement until August 1, 1997. Proceeds from the sublease were recorded as a reduction to operating expenses and aggregated $149,000 during the fiscal year ended March 31, 1998.

     During the fiscal year ended March 31, 1998, the Company's product revenues included $355,000 in sales to ASCII Corporation ("ASCII"). The Company terminated its distribution relationship with ASCII effective June 30, 1997. An executive of ASCII was a member of the Company's Board of Directors until May 27, 1997.

     During fiscal 2000 and 1999, the Company paid a member of the Board of Directors approximately $41,000 and $85,000, respectively, for technical consulting services provided on behalf of the Company.

                                   8X8, INC.

NOTE 6 -- INCOME TAXES:

     Income (loss) before income taxes includes $160,500, $105,000 and $91,000 of income of its foreign subsidiary for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. The components of the consolidated (benefit) provision for income taxes consisted of the following (in thousands):

                                                              YEAR ENDED MARCH 31,
                                                             -----------------------
                                                             2000    1999     1998
                                                             ----    ----    -------
Current:
  Federal..................................................  $ --    $(26)   $(1,018)
  State....................................................    --      --         --
  Foreign..................................................   120      26         36
                                                             ----    ----    -------
                                                             $120    $ --    $  (982)
                                                             ====    ====    =======

     Deferred tax assets are comprised of the following (in thousands):

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Research and development credit carryforwards...............  $  2,982    $  2,403
Net operating loss carryforwards............................    11,678       7,165
Inventory valuation.........................................     1,104       3,037
Reserves and allowances.....................................       697         969
Other.......................................................     2,162       1,923
                                                              --------    --------
                                                                18,623      15,497
Valuation allowance.........................................   (18,623)    (15,497)
                                                              --------    --------
          Total.............................................  $     --    $     --
                                                              ========    ========

     Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that it will not be able to realize its deferred tax assets. Accordingly, a full valuation allowance was recorded at March 31, 2000 and March 31, 1999.

     At March 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $35.7 million and $13.1 million, respectively, which expire at various dates beginning in 2005. The net operating loss carryforwards include approximately $3.2 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2000, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.7 million and 1.2 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

                                   8X8, INC.

     A reconciliation of the tax (benefit) provision to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
(Benefit) provision at statutory rate.................  $(8,408)   $(6,572)   $   933
State income taxes (benefit) before valuation
  allowance, net of federal effect....................     (251)      (729)       160
In-process research and development...................    3,434         --         --
Discount on issuance of common stock..................    2,176         --         --
Reversal of previously accrued income taxes payable...       --         --     (1,018)
Research and development credits......................     (338)      (483)      (385)
Valuation allowance...................................    3,125      7,712       (995)
Non-deductible compensation...........................       55        165        504
Foreign income taxes..................................      166         --         --
Other.................................................      261        (93)      (181)
                                                        -------    -------    -------
(Benefit) provision for income taxes..................  $   120    $    --    $  (982)
                                                        =======    =======    =======

     The tax benefit for the year ended March 31, 1998 resulted from the reversal of approximately $1.0 million of our income tax liability in the first quarter of fiscal 1998 upon notice from the Internal Revenue Service that it had reversed a previously asserted deficiency related to the taxable year 1992.

NOTE 7 -- CONVERTIBLE SUBORDINATED DEBENTURES:

     In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the "Debentures"). The Debentures mature on December 17, 2002 unless converted earlier. The $3.75 million Series A debentures and $3.75 million Series B debentures are convertible into the Company's common stock at a conversion price equal to $7.05 and $35.50, respectively. Interest is payable semiannually.

     For the Series A and Series B debentures, the lender received a three year warrant to purchase approximately 532,000 common shares of the Company at $7.05 per share and 106,000 shares at $35.50 per share, respectively. The Company also issued warrants to the placement agent in conjunction with the Series A and Series B debentures equal to approximately 53,000 shares and 11,000 shares, respectively, at substantially the same terms granted to the lender.

     Using the Black-Scholes pricing model, the Company determined that the debt discount associated with the fair value of the warrants issued to the lender approximated $2.2 million. The amortization of the debt discount is being reflected as a non-cash charge to interest expense over the term of the warrants. The Company recognized approximately $218,000 of interest expense associated with amortization of the debt discount during the fiscal year ended March 31, 2000. The debt discount, net of accumulated amortization, is reflected as a reduction in the face value of the Debentures.

     The costs of issuing the Debentures totaled $864,000, including a non-cash charge of $247,000 for the value of the warrants issued to the placement agent, were recorded in Intangibles and Other Assets and are being amortized to interest expense over the term of the Debentures.

                                   8X8, INC.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

     The Company leases its primary facility under a noncancelable operating lease agreement that expires in May 2003. This agreement provides for annual increments of rent in predetermined amounts and requires the Company to pay property taxes, insurance and normal maintenance costs.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

YEAR ENDING MARCH 31,
---------------------
2001........................................................  $1,247
2002........................................................   1,276
2003........................................................   1,202
2004........................................................     196
2005 and thereafter.........................................      --
                                                              ------
Total minimum payments......................................  $3,921
                                                              ======

     Rent expense for all operating leases for the years ended March 31, 2000, 1999 and 1998 was $1.3 million, $890,000 and $1.1 million, respectively.

     The Company is involved in various legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

NOTE 9 -- STOCKHOLDERS' EQUITY:

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

1992 STOCK OPTION PLAN

     The Board of Directors has reserved 3,000,000 shares of the Company's common stock for issuance under 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates. Options generally vest over periods ranging from two to four years. Vesting for certain options accelerates if certain predefined milestones are met.

KEY PERSONNEL PLAN

     In July 1995, the Board of Directors adopted the Key Personnel Plan. The Board of Directors has reserved 2,200,000 shares of the Company's common stock for issuance under this plan. The Key Personnel Plan provides for granting incentive and nonstatutory stock options to officers of the Company at prices equal to the fair market value of the stock at the grant dates. Options generally vest over periods ranging from two to four years. Vesting for certain options accelerated in fiscal 1998 upon the achievement of certain predefined milestones.

                                   8X8, INC.

1996 STOCK PLAN

     In June 1996, the Board of Directors adopted the 1996 Stock Plan (the "1996 Plan") and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In June 1997, the Company's shareholders authorized an increase in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan to 1,500,000 shares. This amount is increased annually on the first day of each of the Company's fiscal years in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year subject to certain maximum limitations. This provision resulted in an increase of 771,287 and 764,680 shares issuable under the 1996 Plan during the fiscal years ended March 31, 2000 and 1999, respectively. The 1996 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates as determined by the Company's Board of Directors. Options generally vest over a period of not more than five years.

1996 DIRECTOR OPTION PLAN

     The Company's 1996 Director Option Plan (the "Director Plan") was adopted in June 1996 and became effective upon the closing of the Offering. A total of 150,000 shares of common stock have been reserved for issuance under the Director Plan. The Director Plan provides for the periodic grant of nonstatutory stock options to certain non-employee directors of the Company (the "Outside Directors"). The Director Plan provides that each option will become exercisable in monthly installments over a period of one year from the date of grant. The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years.

1999 NONSTATUTORY STOCK OPTION PLAN

     In fiscal 2000, the Company's Board of Directors approved the 1999 Nonstatutory Stock Option Plan (the "1999 Plan") with 600,000 shares initially reserved for issuance thereunder. Under terms of the 1999 Plan, options may not be issued to either Officers or Directors of the Company provided, however, that options may be granted to an Officer in connection with the Officer's initial employment by the Company. Vesting for

                                   8X8, INC.

certain options accelerates if certain predefined milestones are met. Option activity under the Company's stock option plans is summarized as follows:

                                               OPTIONS       SHARES SUBJECT    WEIGHTED AVERAGE
                                            AVAILABLE FOR      TO OPTIONS       EXERCISE PRICE
                                                GRANT         OUTSTANDING         PER SHARE
                                            -------------    --------------    ----------------
Balance at March 31, 1997.................      452,656         2,291,150           $2.83
  Increase in options available for
     grant................................      650,000                --              --
  Granted.................................   (1,273,665)        1,273,665           $7.92
  Exercised...............................           --          (413,033)          $0.50
  Returned to plan........................      291,918          (291,918)          $4.73
                                             ----------        ----------
Balance at March 31, 1998.................      120,909         2,859,864           $5.26
  Increase in options available for
     grant................................      764,680                --              --
  Granted.................................   (3,243,175)        3,243,175           $3.32
  Exercised...............................           --          (202,332)          $1.00
  Returned to plan........................    2,470,397        (2,470,397)          $6.74
                                             ----------        ----------
Balance at March 31, 1999.................      112,811         3,430,310           $2.60
  Increase in options available for
     grant................................    1,371,287                --              --
  Granted.................................   (2,105,015)        2,105,015           $7.94
  Exercised...............................           --          (725,209)          $2.12
  Returned to plan........................      636,354          (636,354)          $3.40
                                             ----------        ----------
Balance at March 31, 2000.................       15,437         4,173,762           $5.25
                                             ==========        ----------
  Options exercisable at March 31, 2000...                      1,538,091           $2.72
                                                               ==========

     Significant option groups outstanding at March 31, 2000 and related weighted average exercise price and contractual life information are as follows:

                     OPTIONS OUTSTANDING          OPTIONS EXERCISABLE           WEIGHTED
                  --------------------------   --------------------------       AVERAGE
                                 WEIGHTED                     WEIGHTED         REMAINING
    RANGE OF                     AVERAGE                      AVERAGE       CONTRACTUAL LIFE
EXERCISE PRICES    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE       (YEARS)
----------------  ---------   --------------   ---------   --------------   ----------------
$ 0.01 to $ 3.16  2,181,822       $ 2.32       1,271,980       $ 2.19             7.2
$ 3.16 to $ 6.32  1,205,640       $ 4.52         206,015       $ 4.44             9.0
$ 6.32 to $ 9.49    180,000       $ 7.20          48,851       $ 7.08             8.5
$ 9.49 to $12.65    175,000       $ 9.50           7,290       $ 9.50             9.8
$12.65 to $22.14    360,300       $18.23           3,955       $18.00             9.9
$22.14 to $31.62     71,000       $26.75              --       $   --             9.6
                  ---------                    ---------
                  4,173,762       $ 5.25       1,538,091       $ 2.72             8.1
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

     During the year ended March 31, 1997, options to purchase 2,156,800 shares under the Key Personnel Plan were exercised for partial recourse notes. Shares issued under this plan are subject to repurchase at their original issuance price if the employee leaves the Company prior to vesting. During fiscal 2000, 1999 and 1998,

                                   8X8, INC.

the Company repurchased 46,296, 257,685 and 46,638 unvested shares, respectively. As of March 31, 2000, 9,569 shares were not vested.

     In conjunction with the Offering, the Company recorded a deferred compensation charge of approximately $7,267,000 with respect to options repriced and certain additional options granted in fiscal 1997. In addition, the Company recorded an additional deferred compensation charge of approximately $406,000 in connection with certain options granted to non-officer employees in fiscal 2000. The Company recognized $161,000, $416,000 and $1,265,000 of said amounts as compensation expense in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. The Company recognizes deferred compensation over the related vesting period of the options (which is generally 48 months). At March 31, 2000 the balance of deferred compensation was $376,000. Deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

     For disclosure under the provisions of FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, using the multiple option approach with the following weighted-average assumptions:

                                                       YEAR ENDED MARCH 31,
                                           ---------------------------------------------
                                               2000             1999            1998
                                           -------------    ------------    ------------
Expected volatility......................       70%             71%             65%
Expected dividend yield..................      0.0%             0.0%            0.0%
Risk-free interest rate..................  5.5% to 6.4%     4.2% to 5.6%    5.7% to 6.5%
Weighted average expected option term....    5.3 years       5.3 years       5.3 years
Weighted average fair value of options
  granted................................      $5.12           $2.76           $4.89

1996 EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1996 Stock Purchase Plan (the "Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Offering. Under the Purchase Plan, a total of 500,000 shares of common stock were initially reserved for issuance to participating employees who meet certain eligibility requirements. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in an increase of 187,491 shares issuable under the Purchase Plan during the fiscal year ended March 31, 2000. During fiscal 2000 and 1999, 180,910 and 187,491 shares, respectively, were issued under the Purchase Plan.

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

                                   8X8, INC.

     For the purpose of providing pro forma disclosures, the estimated fair value of stock purchase rights were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          YEAR ENDED MARCH 31,
                                                 ---------------------------------------
                                                    2000           1999          1998
                                                 -----------    ----------    ----------
Expected volatility............................      70%           71%           65%
Expected dividend yield........................     0.0%           0.0%          0.0%
Risk-free interest rate........................     5.84%         4.49%         5.63%
Weighted average expected option term..........  1.25 years     0.9 years     1.2 years
Weighted average fair value of options
  granted......................................     $5.52         $1.81         $2.62

CERTAIN PRO FORMA DISCLOSURES

     The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in FAS 123, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                         2000        1999       1998
                                                       --------    --------    ------
Net income (loss):
  As reported........................................  $(24,848)   $(19,224)   $3,727
  Pro forma..........................................  $(30,670)   $(24,175)   $   58
Basic income (loss) per share:
  As reported........................................  $  (1.38)   $  (1.28)   $ 0.31
  Pro forma..........................................  $  (1.70)   $  (1.61)   $ 0.01
Diluted income (loss) per share:
  As reported........................................  $  (1.38)   $  (1.28)   $ 0.25
  Pro forma..........................................  $  (1.70)   $  (1.61)   $ 0.01

NOTE 10 -- EMPLOYEE BENEFIT PLANS:

401(k) SAVINGS PLAN

     In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan up to the maximum allowed by the IRS from their compensation. Effective January 1, 1998, the Company's matching contribution increased from $300 to $1,500 per employee per calendar year at a dollar for dollar rate of the employee contribution. The Company's matching contributions vest over three years. The Company contributed $124,000 and $144,000 to the Savings Plan during fiscal 2000 and 1999, respectively. The Company's contributions were not significant for the fiscal year ended March 31, 1998.

PROFIT SHARING PLAN

     In April 1995, the Company's Board of Directors approved a profit sharing plan that provides for additional compensation to all employees of the Company based on quarterly income before income taxes. The profit sharing plan was effective beginning in fiscal 1996 and provided for payments of 15% of total quarterly income before income taxes. In July 1997, the Board of Directors amended the profit sharing plan such that future profit sharing amounts are calculated as a percentage of net income. Charges related to this plan approximated $685,000 for the fiscal year ended March 31, 1998, and were not significant for the fiscal years ended March 31, 2000 or 1999.

                                   8X8, INC.

NOTE 11 -- SEGMENT REPORTING

     Due to a change in the Company's organizational during its second quarter ended September 30, 1999, the Company determined that it had two reportable segments, Broadband Communications and Video Monitoring, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Broadband Communications segment is comprised of revenues and direct expenses associated with sales of the Company's products focused on the IP telephony and videoconferencing markets. The Video Monitoring segment is comprised of revenues and direct expenses associated with sales of the Company's products focused on the video monitoring market. Due to limitations in the Company's internal reporting systems, it is not practicable to disclose results for the segments for the three months ended June 30, 1999 or for the fiscal years ended March 31, 1999 and 1998. The following illustrates results by segment for the period during which the information was available:

                                                              REVENUES    OPERATING LOSS
                                                              --------    --------------
                                                                    (IN THOUSANDS)
Broadband Communications....................................  $13,470        $   (857)
Video Monitoring............................................    4,501            (528)
Corporate and Other.........................................    1,519         (12,140)
                                                              -------        --------
8x8 results for nine months ended March 31, 2000............   19,490         (13,525)
8x8 results for three months ended June 30, 1999............    5,894         (13,619)
                                                              -------        --------
8x8 results for fiscal year ended March 31, 2000............  $25,384        $(27,144)
                                                              =======        ========

     There are no intersegment revenues between the two reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support and overhead are not allocated, but rather are included in the Corporate and Other category. In addition, all activities associated with the Company's ViaTV product line, which has been discontinued, have been included in the Corporate and Other Category. Lastly, special charges which are reported separately in the Consolidated Statements of Operations are not assigned or allocated to the segments, but rather have been included in the Corporate and Other category. All other accounting policies are applied consistently to the segments, where applicable. The only asset allocated by segment is inventory. Inventory allocated to the Broadband Communications and Video Monitoring segments at March 31, 2000 was approximately $983,000 and $384,000, respectively.

     The following illustrates net revenues by groupings of similar products:

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Videophone systems..........................................  $ 9,006    $15,887    $13,360
Media hub systems...........................................      451         --         --
Multimedia communication semiconductors.....................   11,323     10,302     21,928
IP telephony semiconductors.................................       37         --         --
License and other revenues..................................    4,567      5,493     14,488
                                                              -------    -------    -------
                                                              $25,384    $31,682    $49,776
                                                              =======    =======    =======

                                   8X8, INC.

     The following illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment:

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
United States...............................................  $13,381    $18,116    $26,381
Japan.......................................................    2,351      4,227      4,647
Europe......................................................    5,808      5,393     10,951
Other foreign countries.....................................    3,844      3,946      7,797
                                                              -------    -------    -------
                                                              $25,384    $31,682    $49,776
                                                              =======    =======    =======

     No customer represented greater than 10% of total revenues for either of the fiscal years ended March 31, 2000 and 1999. Product sales and license and other revenues derived from one customer represented approximately 20% of total revenues for the fiscal year ended March 31, 1998.

NOTE 12 -- INVENTORY CHARGES:

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

NOTE 13 -- SUBSEQUENT EVENTS:

     On May 19, 2000, the Company entered into an agreement to acquire UForce, Inc. ("UForce") by issuing approximately 3.6 million shares of the Company's common stock in exchange for all of the outstanding shares of UForce. In addition, the Company will issue common stock options for approximately 1.0 million shares in exchange for all outstanding UForce stock options. The transaction will be accounted for using the purchase method. The acquisition is subject to certain closing conditions, and the Company anticipates completing the acquisition during its second fiscal quarter ending September 30, 2000.

     Also, on May 19, 2000, the Company entered into an agreement with Interlogix, Inc. ("Interlogix") whereby the Company agreed to sell certain assets and license certain technology related to the Company's video monitoring business. The Company is obligated to provide Interlogix with future updates and upgrades to the licensed technology. The assets sold included certain accounts receivable, inventories, machinery, equipment, and intangibles. Interlogix agreed to pay the Company $5.5 million, subject to certain adjustments, for the assets and the associated technology license, which has an initial term of three years. Upon the earlier of six months from the date of the agreement or upon delivery of certain remaining obligations, the Company will commence recognition of the resulting net gain over the remaining term of the technology license.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             ADDITIONS      WRITE-OFFS/
                                               BALANCE AT    CHARGED TO    RECOVERIES OF    BALANCE AT
                                               BEGINNING     COSTS AND     UNCOLLECTIBLE      END OF
DESCRIPTION                                      PERIOD       EXPENSES       ACCOUNTS         PERIOD
-----------                                    ----------    ----------    -------------    ----------
Allowance for doubtful accounts:
March 31, 1998...............................     $374         $ 255            $19            $610
March 31, 1999...............................      610            86             10             686
March 31, 2000...............................      686          (200)            44             442

                     CONSOLIDATED QUARTERLY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        QUARTER ENDED
                                  -----------------------------------------------------------------------------------------
                                  MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                    2000        1999       1999        1999       1999        1998       1998        1998
                                  ---------   --------   ---------   --------   ---------   --------   ---------   --------
Total revenues..................   $ 6,542    $ 6,238     $ 6,710    $  5,894    $ 5,500    $10,079     $ 9,003    $ 7,100
Cost of revenues................     1,806      1,993       1,446       3,353      8,348      5,630       5,913      4,390
                                   -------    -------     -------    --------    -------    -------     -------    -------
Gross profit (loss).............     4,736      4,245       5,264       2,541     (2,848)     4,449       3,090      2,710
                                   -------    -------     -------    --------    -------    -------     -------    -------
Operating expenses:
  Research and development......     3,772      2,854       2,860       2,423      2,045      2,512       2,753      2,612
  Selling, general and
    administrative..............    10,389      3,545       3,786       3,587      3,651      5,409       4,290      4,362
  In-process research and
    development.................        --         --          --      10,100         --         --          --         --
  Goodwill amortization.........       190        189         185          50         --         --          --         --
                                   -------    -------     -------    --------    -------    -------     -------    -------
         Total operating
           expenses.............    14,351      6,588       6,831      16,160      5,696      7,921       7,043      6,974
                                   -------    -------     -------    --------    -------    -------     -------    -------
Loss from operations............    (9,615)    (2,343)     (1,567)    (13,619)    (8,544)    (3,472)     (3,953)    (4,264)
Other income, net...............       231        109         195       1,881        164        249         303        293
                                   -------    -------     -------    --------    -------    -------     -------    -------
Loss before income taxes........    (9,384)    (2,234)     (1,372)    (11,738)    (8,380)    (3,223)     (3,650)    (3,971)
Provision for income taxes......        54         --          66          --         --         --          --         --
                                   -------    -------     -------    --------    -------    -------     -------    -------
Net loss........................   $(9,438)   $(2,234)    $(1,438)   $(11,738)   $(8,380)   $(3,223)    $(3,650)   $(3,971)
                                   =======    =======     =======    ========    =======    =======     =======    =======
Net loss per share:
  Basic and diluted.............   $ (0.47)   $ (0.12)    $ (0.08)   $  (0.72)   $ (0.55)   $ (0.21)    $ (0.24)   $ (0.27)
Shares used in per share
  calculations:
  Basic and diluted.............    20,023     18,035      17,886      16,341     15,234     15,105      14,939     14,792

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2000 Proxy Statement), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this is included in the 2000 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional
Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the 2000 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the 2000 Proxy Statement under the caption "Additional Information -- Security Ownership" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required by this Item is set forth in the 2000 Proxy Statement under the captions "Additional Information -- Certain Relationships and Transactions," "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

          The information required by this item is included above in Item 8.

     (a)(2) Financial Statement Schedules.

          The information required by this item is included above in Item 8.

     (a)(3) Exhibits.

     The documents listed on the Exhibit Index appearing at page 58 of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

     (b) Reports on Form 8-K.

     On May 26, 2000, the Company filed a Current Report on Form 8-K, pursuant to Item 5, to report the sale of certain assets and the licensing of certain technologies related to its video monitoring business unit to Interlogix, Inc. on May 19, 2000.

     On May 23, 2000, the Company filed a Current Report on Form 8-K, pursuant to Item 5, to report that the Company had entered into an agreement on May 19, 2000 to acquire UForce, Inc., a developer of IP-based software applications (such as voicemail and unified messaging) based in Montreal, Canada. UForce also develops a service creation environment (SCE) that allows telecommunication service providers to develop, deploy and manage telephony applications and services to their customers.

     On February 15, 2000, the Company filed a Current Report on Form 8-K, pursuant to Item 5, to report that the Company had entered into an agreement on January 24, 2000 to sell 3.7 million shares of its common stock to STMicroelectronics NV at a purchase price of $7.50 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on June 28, 2000.

                                          8X8, INC.

                                          By: /s/      PAUL VOOIS
                                            ------------------------------------
                                                        Paul Voois,
                                             Chairman & Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paul Voois and David M. Stoll, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----

                  /s/ PAUL VOOIS                     Chairman of the Board and Chief      June 28, 2000
---------------------------------------------------    Executive Officer (Principal
                    Paul Voois                         Executive Officer)

                /s/ DAVID M. STOLL                   Chief Financial Officer and Vice     June 28, 2000
---------------------------------------------------    President, Finance (Principal
                  David M. Stoll                       Financial and Accounting
                                                       Officer)

                   /s/ LEE CAMP                      Director                             June 28, 2000
---------------------------------------------------
                     Lee Camp

                  /s/ BERND GIROD                    Director                             June 28, 2000
---------------------------------------------------
                    Bernd Girod

              /s/ GUY L. HECKER, JR.                 Director                             June 28, 2000
---------------------------------------------------
                Guy L. Hecker, Jr.

              /s/ CHRISTOS LAGOMICHOS                Director                             June 28, 2000
---------------------------------------------------
                Christos Lagomichos

                  /s/ JOE MARKEE                     Director                             June 28, 2000
---------------------------------------------------
                    Joe Markee

                  /s/ WILLIAM TAI                    Director                             June 28, 2000
---------------------------------------------------
                    William Tai

                                   8X8, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT TITLE
-------                             -------------
 2.1   (c)   Stock Exchange Agreement, dated as of May 13, 1999, by and among 8x8, Inc., Odisei S.A. and the Security Holders named therein and the agreements related thereto.
 2.2   (g)   Share Exchange Agreement, dated as of May 19, 2000, by and among Netergy, UForce, all of the shareholders of UForce and indirect owners of the shares of UForce.
 3.1   (a)   Form of Amended and Restated Certificate of Incorporation of
             Registrant.
 3.2   (a)   Bylaws of Registrant.
 4.1   (d)   Securities Purchase Agreement by and among Wingate Capital
             Ltd. and Fisher Capital Ltd. (collectively the "Buyers") and
             8x8, Inc. dated December 15, 1999, with Schedule and
             Exhibits.
 4.2   (d)   Registration Rights Agreement by and among 8x8, Inc. and the
             Buyers dated December 15, 1999.
 4.3   (d)   Form of Series A Warrant by and among 8x8, Inc. and
             FleetBoston Robertson Stephens, Inc. dated December 16,
             1999.
 4.4   (d)   Form of Series B Warrant by and among 8x8, Inc. and
             FleetBoston Robertson Stephens Inc. dated December 16, 1999.
 4.5   (d)   Registration Rights Agreement by and among 8x8, Inc. and
             FleetBoston Robertson Stephens Inc. dated December 16, 1999.
 4.6   (f)   Common Stock Purchase Agreement by and among 8x8, Inc. and
             STMicroelectronics dated January 24, 2000.
 4.7   (f)   Form of Investor Rights Agreement by and among 8x8, Inc. and
             STMicroelectronics dated January 24, 2000.
10.1   (a)   Form of Indemnification Agreement.
10.2   (a)   1992 Stock Option Plan, as amended, and form of Stock Option
             Agreement.
10.3   (a)   Key Personnel Plan, as amended, and form of Stock Option
             Agreement.
10.4   (a)   1996 Stock Plan, as amended, and form of Stock Option
             Agreement.
10.5   (a)   1996 Employee Stock Purchase Plan, as amended, and form of
             Subscription Agreement.
10.6   (a)   1996 Director Option Plan, as amended, and form of Director
             Option Agreement.
10.7   (a)   Amended and Restated Registration Rights Agreement dated as of September 6, 1996 among the Registrant and certain
             holders of the Registrant's Common Stock.
10.8   (a)   Facility lease dated as of July 3, 1990 by and between
             Sobrato Interests, a California Limited Partnership, and the
             Registrant, as amended.
10.9  *(a)   License Agreement dated as of May 7, 1996 by and between
             Kyushu Matsushita Electric Industrial Co., Ltd. and the
             Registrant.
10.12  (a)   Promissory Note between Sandra L. Abbott and Registrant
             dated June 29, 1996.
10.13  (a)   Promissory Note between David M. Harper and Registrant dated
             June 29, 1996.
10.14  (a)   Promissory Note between Bryan R. Martin and Registrant dated
             June 29, 1996.
10.15  (a)   Promissory Note between Chris McNiffe and Registrant dated
             June 29, 1996.
10.16  (a)   Promissory Note between Mike Noonen and Registrant dated
             June 29, 1996.
10.17  (a)   Promissory Note between Samuel T. Wang and Registrant dated
             June 29, 1996.
10.18 *(a)   License Agreement dated as of May 5, 1997 by and between
             U.S. Robotics Access Corporation and the Registrant.

EXHIBIT
NUMBER                              EXHIBIT TITLE
-------                             -------------
10.19  (b)   Warrant Number CS-01 issued by 8x8, Inc. to Stanford
             University on February 17, 1998
10.20  (b)   Fifth Amendment to Lease dated January 26, 1998 between
             Sobrato Interests and the Registrant.
10.21  (b)   Landlords Consent to Sublease dated February 23, 1998 among
             Sobrato Interests, Bay Networks, Inc. and the Registrant.
10.22  (e)   1999 Nonstatutory Stock Option Plan, as amended, and form of
             Stock Option Agreement.
10.23  (h)   Asset Purchase Agreement by and among 8x8, Inc. and
             Interlogix, Inc. dated May 19, 2000.
10.24  (h)   Technology License Agreement by and among 8x8, Inc. and
             Interlogix, Inc. dated May 19, 2000.
21.1         Subsidiaries of Registrant.
23.1         Consent of Independent Accountants.
24.1         Power of Attorney (see page 57).
27.1         Financial Data Schedule.

---------------

  * Confidential treatment was granted with respect to certain portions of this exhibit.
(a) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No.
     333-15627), as amended, declared effective on July 1, 1997.
(b) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the Registrant's Report on Form 10-K for the fiscal year ended
     March 31, 1998.
(c) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K dated June 7, 1999 and 8-K/A dated August
     9, 1999.
(d) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the fiscal quarter ended December 31, 1999.
(e) Incorporated by reference to exhibit 10.1 filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form
     10-Q for the fiscal quarter ended December 31, 1999.
(f) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K filed on February 16, 2000.
(g) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K filed on May 23, 2000.
(h) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K filed May 26, 2000.