Form 10-Q
period 2000-06-30
8X8 INC
filed 2000-08-14
CIK 1023731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2000

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

                                 (408) 727-1885

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of August 9, 2000 was 25,159,748.


The exhibit index begins on page 30.

                                    8X8, INC.

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets at
            June 30, 2000 and March 31, 2000..........................................1

        Condensed Consolidated Statements of Operations
            for the three months ended June 30, 2000 and 1999.........................2

        Condensed Consolidated Statements of Cash Flows
            for the three months ended June 30, 2000 and 1999.........................3

        Notes to Unaudited Condensed Consolidated Financial Statements................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk...................15


PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................29

Signatures.......................................................................... 29

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                    June 30,        March 31,
                                                      2000            2000
                                                   ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents .................      $  49,443       $  48,576
  Accounts receivable, net ..................          2,004           2,394
  Inventory .................................            926           1,367
  Prepaid expenses and other assets .........          2,459           1,043
                                                   ---------       ---------
    Total current assets ....................         54,832          53,380

Property and equipment, net .................          2,942           2,687
Intangibles and other assets ................          5,054           3,136
Deferred debt issuance costs ................            709             780
                                                   ---------       ---------
                                                   $  63,537       $  59,983
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................      $   3,577       $   1,887
  Accrued compensation ......................          2,187           2,154
  Accrued warranty ..........................            620             694
  Deferred revenue ..........................          4,515             731
  Other accrued liabilities .................          2,185           1,629
                                                   ---------       ---------
    Total current liabilities ...............         13,084           7,095

Convertible subordinated debentures .........          5,683           5,498
                                                   ---------       ---------

    Total liabilities .......................         18,767          12,593
                                                   ---------       ---------

Stockholders' equity:
  Common stock ..............................             23              23
  Additional paid-in capital ................        101,836         101,559
  Notes receivable from stockholders ........            (43)            (69)
  Deferred compensation .....................            (74)           (376)
  Accumulated deficit .......................        (56,972)        (53,747)
                                                   ---------       ---------
    Total stockholders' equity ..............         44,770          47,390
                                                   ---------       ---------

                                                   $  63,537       $  59,983
                                                   =========       =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    Three months ended June 30,
                                                    --------------------------
                                                      2000             1999
                                                    --------         --------
Product revenues ...........................        $  4,970         $  5,560
License and other revenues .................             853              334
                                                    --------         --------

Total revenues .............................           5,823            5,894
Cost of product revenues ...................           1,536            3,353
Cost of license and other revenues .........              42               --
                                                    --------         --------

Gross profit ...............................           4,245            2,541
                                                    --------         --------

Operating expenses:
    Research and development ...............           4,214            2,423
    Selling, general and administrative ....           3,699            3,587
    In-process research and development ....              --           10,100
    Amortization of intangibles ............             190               50
                                                    --------         --------
           Total operating expenses ........           8,103           16,160
                                                    --------         --------

Loss from operations .......................          (3,858)         (13,619)
Other income, net ..........................             976            1,881
Interest expense ...........................            (331)              --
                                                    --------         --------

Loss before provision for income taxes .....          (3,213)         (11,738)
Provision for income taxes .................              12               --
                                                    --------         --------

Net loss ...................................        $ (3,225)        $(11,738)
                                                    ========         ========


Net loss per basic and diluted share .......        $  (0.14)        $  (0.72)

Basic and diluted shares outstanding .......          22,582           16,341

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                        Three months ended June 30,
                                                                        ---------------------------
                                                                          2000             1999
                                                                        --------         --------
Cash flows from operating activities:

Net loss .......................................................        $ (3,225)        $(11,738)
Adjustment to reconcile net loss to net cash
   (used in) provided by operating activities:
       Depreciation and amortization ...........................             434              337
       Amortization of deferred compensation ...................             305               54
       Amortization of debt discount ...........................             185               --
       Amortization of intangibles .............................             190               --
       Purchased in-process research and development ...........              --           10,100
       Gain on sale of investments, net ........................            (225)          (1,687)
     Other .....................................................              29               --
Changes in assets and liabilities, net of effects of business
  acquired and disposal of business ............................              99            3,102
                                                                        --------         --------

      Net cash (used in) provided by operating activities ......          (2,208)             168
                                                                        --------         --------

Cash flows from investing activities:
   Purchases of property and equipment .........................            (647)             (89)
   Proceeds from sale of nonmarketable equity investment .......             225            1,880
   Cash paid for acquisitions, net .............................          (1,536)             (15)
   Proceeds from disposition of business, net ..................           4,733               --
                                                                        --------         --------

      Net cash provided by investing activities ................           2,775            1,776
                                                                        --------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ......................             274              153
   Repayment of notes receivable from stockholders .............              26               22
                                                                        --------         --------

       Net cash provided by financing activities ...............             300              175
                                                                        --------         --------

Net increase in cash and cash equivalents ......................             867            2,119
Cash and cash equivalents at the beginning of the period .......          48,576           15,810
                                                                        --------         --------

Cash and cash equivalents at the end of the period .............        $ 49,443         $ 17,929
                                                                        ========         ========

Supplemental non-cash disclosures:
  Interest paid during the period ..............................        $     87         $     --
                                                                        ========         ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1. DESCRIPTION OF THE BUSINESS

        8x8, Inc. (the "Company") was incorporated in California in February 1987. In December 1996, the Company was reincorporated in Delaware. In March 2000, the Company announced that it would change its name, subject to shareholder approval, to Netergy Networks, Inc.

        The Company is a leading developer of digital communications products and technologies, including highly integrated Internet protocol (IP) telephony solutions marketed to telephone service providers and semiconductors and related embedded technology marketed to original equipment manufacturers (OEMs) of telecommunication and videoconferencing equipment.

        In addition, until May 19, 2000, the Company developed and marketed remote video monitoring systems to dealers and distributors of security products. See Note 6 regarding the sale of net assets and the license of certain related technologies associated with the Company's video monitoring business.


2. BASIS OF PRESENTATION

        Our fiscal year ends on the last Thursday in March. Fiscal 2001 will be a 52 week year, while fiscal 2000 was a 53 week year. Our fiscal quarters end on the last Thursday of each calendar quarter. The three month periods ended June 29, 2000 and June 24, 1999, respectively, each included 13 weeks of operations. For purposes of these condensed consolidated financial statements, we have indicated our fiscal year as ending on March 31 and our interim periods as ending on June 30.

        The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2000. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2000, including notes thereto, included in our fiscal 2000 Annual Report on Form 10-K.

        The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3. BALANCE SHEET DETAIL
  (in thousands)

                                     June 30,     March 31,
                                      2000          2000
                                     ------        ------
        Inventory:
              Raw materials .......  $   84        $   65
              Work-in-process .....     544           797
              Finished goods ......     298           505
                                     ------        ------
                                     $  926        $1,367
                                     ======        ======


4. NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of common stock options, convertible subordinated debentures, warrants and unvested restricted common stock having a dilutive effect. The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective three-month periods are the same. The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                            June 30,
                                                       ------------------
                                                        2000         1999
                                                       -----        -----
        Common stock options ..................        4,452        3,859
        Convertible subordinated debentures ...          638           --
        Warrants ..............................          701           --
        Unvested restricted common stock ......          432          240
                                                       -----        -----
          Total ...............................        6,223        4,099
                                                       =====        =====


5. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For us, the primary difference between net income (loss) and comprehensive income (loss) is gains and losses on short-term investments classified as available-for-sale. Comprehensive losses for the periods ended June 30, 2000 and 1999 were approximately $3.2 million and $11.5 million, respectively. As of June 30, 2000, accumulated other comprehensive loss and accumulated deficit are the same.

6.  DISPOSITION OF VIDEO MONITORING BUSINESS

        On May 19, 2000, the Company entered into an agreement with Interlogix, Inc. ("Interlogix") whereby the Company agreed to sell certain assets and license certain technology to Interlogix related to the Company's video monitoring business. The Company is obligated to provide Interlogix with future updates and upgrades to the licensed technology, if any, over the initial three-year term of the technology license. The assets sold included certain accounts receivable, inventories, machinery, equipment, and intangibles. Interlogix agreed to pay the Company approximately $5.2 million for the assets and the associated technology license, of which $4.75 million was received prior to the end of the first quarter of fiscal 2001. The remaining balance of the purchase price of approximately $427,000 was included in prepaid and other assets at June 30, 2000 and was subsequently paid by Interlogix in July 2000. Upon delivery of certain remaining obligations, the Company will commence recognition of the resulting net gain of approximately $3.9 million, which has been recorded as deterred revenue, over the remaining term of the technology license.


7. ACQUISITION OF U|FORCE

        On May 19, 2000, the Company entered into an agreement to acquire U|Force Inc., a Canadian corporation ("U|Force"). In connection with the acquisition, the Company agreed to issue up to a total of 4,579,201 shares of common stock as follows: (1) 1,447,523 shares upon closing of the acquisition to U|Force shareholders that elected to receive the Company's common stock at closing in exchange for their U|Force shares or rights to acquire U|Force shares; (2) 2,107,780 shares will be issued upon the exchange or redemption of the exchangeable shares (the "Exchangeable Shares") of Canadian entities held by former shareholders or indirect owners of U|Force stock; and (3) 1,023,898 shares will be issued upon exercise of options formerly for the purchase of U|Force stock that the Company assumed. In addition, the Company agreed to create a Special Voting Share that provides holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible. Based on the closing price of the Company's common stock for a period surrounding the date of the agreement and the value of U|Force employee stock options assumed, the transaction is valued at approximately $44.6 million.

        The Company closed the acquisition on June 30, 2000. The acquisition will be accounted for as a purchase transaction and will result in a charge for purchased in-process research and development expense in the second quarter of fiscal 2001.

8. SEGMENT REPORTING

        Due to a change in the Company's organizational structure during its second fiscal quarter ended September 30, 1999, the Company determined that it had two reportable segments, Broadband Communications and Video Monitoring, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Broadband Communications segment is comprised of revenues and direct expenses associated with sales of the Company's products focused on the IP telephony and videoconferencing markets. The Video Monitoring segment is comprised of revenues and direct expenses associated with sales of the Company's products focused on the video monitoring market. See Note 6 above regarding the sale of the Company's video monitoring business effective May 19, 2000. Due to limitations in the Company's internal reporting systems, it is not practicable to disclose results for the segments for the three months ended June 30, 1999. The following table illustrates results by segment for the three months ended June 30, 2000 only (in thousands):


                                               Revenues    Operating Loss
                                               --------    --------------
        Broadband Communications ......        $ 4,860        $(3,111)
        Video Monitoring ..............            963            351
        Corporate and Other ...........             --         (1,098)
                                               -------        -------
           Total ......................        $ 5,823        $(3,858)
                                               =======        =======


        There are no intersegment revenues between the two reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support and overhead are not allocated, but rather are included in the Corporate and Other category. In addition, special charges which are reported separately in the Condensed Consolidated Statements of Operations are not assigned or allocated to the segments, but rather have been included in the Corporate and Other category. All other accounting policies are applied consistently to the segments, where applicable. Due to the sale of all associated inventories as part of the disposition of the Video Monitoring business, the $926,000 of inventory reported at June 30, 2000 is related to the Company's Broadband Communications segment.


9. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of FAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of FAS 133 by one year. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company does not expect that the adoption of FAS 133 will have a material impact on its consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, our planned integration of U|Force products into our IP telephony product solutions, our research and development plans, our sales and administrative costs, our in-process research and development expenses and the sufficiency of our cash position. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q.

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


        In June 1998, using technology designed for our consumer videophone business, we entered the video monitoring market with our RSM (remote surveillance module) line of video monitoring products, focusing on security applications for small businesses. Until recently, we sold our video monitoring products primarily to security distributors and dealers in North America and Europe. However, in an effort to align our strategic focus on the IP telephony market, we announced the sale of our entire video monitoring business to Interlogix, a leading manufacturer of security equipment, in May 2000. We are currently transitioning our video monitoring operations to Interlogix and expect no further revenues from this business.


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


        In May 1999, we acquired Odisei S.A., a privately held developer of IP telephony software based in Sophia Antipolis, France. We have leveraged the acquisition of Odisei to develop and market IP telephony solutions to service providers such as competitive local exchange carriers (CLECs) and Internet service providers (ISPs). In March 2000 the Company announced its Netergy Advanced Telephony System (ATS), an all-IP hosted iPBX solution that will allow service providers to offer dial tone and advanced private branch exchange (PBX) services to business customers over any broadband IP connection, including DSL, cable, T1/E1 and broadband wireless. The ATS makes use of our embedded IP telephony products, including the Netergy Media Hub, semiconductors and embedded IP telephony software.


        In May 2000, we announced that we had entered into a definitive agreement to acquire U|Force, Inc., a developer of IP-based software applications (such as unified messaging) based in Montreal, Canada. U|Force also develops a service creation environment (SCE) that will allow telecommunication service providers to develop, deploy and manage telephony applications and services to their customers. We intend to integrate the products currently being developed by U|Force into our IP telephony solutions product line. We closed the U|Force acquisition on June 30, 2000. The transaction will be accounted for using the purchase method.

        In March 2000, we announced the change of our name, to Netergy Networks, Inc. subject to shareholder approval. The name change reflects our strategic transition to the IP telephony market.


RESULTS OF OPERATIONS

        The following table sets forth consolidated statement of operations data for each of the fiscal quarters ended June 30, 2000 and 1999, respectively, as well as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues:

                                                 Quarter Ended June 30,
                                        ----------------------------------------
                                              2000                   1999
                                        ----------------       -----------------
                                                    ($ in millions)
Product revenues                        $ 5.0        86%       $ 5.6         95%
License and other revenues                0.8        14%         0.3          5%
                                        -----      ----        -----       ----
   Total revenues                         5.8       100%         5.9        100%
                                        -----      ----        -----       ----
Cost of product revenues                  1.5        30%         3.3         59%
Cost of license and other revenues        0.1        13%          --          0%
                                        -----      ----        -----       ----
Total cost of revenues                    1.6        28%         3.3         56%
                                        -----      ----        -----       ----
   Gross profit                           4.2        72%         2.6         44%
                                        -----      ----        -----       ----
Operating expenses:
  Research and development                4.2        72%         2.4         41%
  Selling, general and                    3.7        64%         3.6         61%
administrative
  In-process research and                  --         0%        10.1        171%
development
  Amortization of intangibles             0.2         3%         0.1          2%
                                        -----      ----        -----       ----
     Total operating expenses             8.1       139%        16.2        275%
                                        -----      ----        -----       ----
Loss from operations                     (3.9)      (67%)      (13.6)      (231%)
Other income, net                         1.0        17%         1.9         32%
Interest expense                         (0.3)       (5%)         --          0%
                                        -----      ----        -----       ----
Loss before income taxes                 (3.2)      (55%)      (11.7)      (198%)
Provision for income taxes                0.0         0%          --          0%
                                        -----      ----        -----       ----
Net loss                                $(3.2)      (55%)      $(11.7)     (198%)
                                        =====      ====        =====       ====

        The following discussion should be read in conjunction with our Condensed Consolidated Statements of Operations and the notes thereto:


Revenues

                                                    Three months ended June 30,
                                                     2000                 1999
                                                --------------      --------------
Product revenues:                                         ($ in millions)
  Multimedia communication semiconductor        $3.6                $2.5
  IP telephony semiconductor and Media Hub       0.5                 0.1
  Video monitoring                               0.9                 1.5
  Consumer videophone                             --                 1.5
                                                ----                ----
  Total product revenues                        $5.0        86%     $5.6        95%
License and other revenues                       0.8        14%      0.3         5%
                                                ----      ----      ----      ----
  Total revenues                                $5.8       100%     $5.9       100%
                                                ====      ====      ====      ====


        Product revenues were $5.0 million in the first quarter of fiscal 2001, a decrease of $590,000 from the $5.6 million reported in the first quarter of fiscal 2000. The decrease in product revenues in the first quarter of fiscal 2001 is due primarily to significantly lower ViaTV product revenue, resulting from our decision in fiscal 1999 to exit the consumer videophone market, a decrease in video monitoring product revenues due to the sale of our video monitoring business on May 19, 2000, and lower average selling prices or ASPs on sales of our multimedia communicator semiconductors. These decreases were partially offset by increases in unit shipments of our multimedia communication semiconductor, IP telephony semiconductor and Netergy Media Hub products.

        License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services performed by us for our customers. License and other revenues were $853,000 in the first quarter of fiscal 2001, an increase of $519,000 from the $334,000 reported in the quarter ended June 30, 1999, due primarily to an increase in royalties earned under a license of certain of our video compression technology.

        No customer represented 10% or more of our total revenues for the quarter ended June 30, 2000. Revenues derived from one customer represented approximately 11% of our total revenues for the quarter ended June 30, 1999.

        Our sales to Europe represented 32% and 23% of total revenues for the first quarters of fiscal 2001 and 2000, respectively. Our sales to the Asia Pacific region represented 34% and 17% of total revenues for the first quarters of fiscal 2001 and 2000, respectively.

Cost of Revenues and Gross Profit

        The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues was approximately $3.4 million and $2.2 million for the fiscal quarters ended June 30, 2000 and 1999, respectively. Product gross margin increased to 70% in the first quarter of fiscal 2001 compared to 41% in the corresponding period of fiscal 2000. The increase in gross profit and margin from product revenue in fiscal 2001 compared to fiscal 2000 is due primarily to an increase in higher margin multimedia communication semiconductor revenue and a significant decrease in low margin consumer videophone revenue as a percentage of total revenues, offset by lower ASPs on sales of our multimedia communication semiconductor products. In addition, we realized higher gross margins on sales of our video monitoring products in the quarter ended June 30, 2000 primarily due to decreases in product costs.

        Gross profit from license and other revenues, all of which are considered nonrecurring, was $811,000 and $334,000 in the fiscal quarters ended June 30, 2000 and 1999, respectively. There can be no assurance that we will receive any revenues from such license and other revenue sources in the future.

        Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our multimedia communication semiconductor products will likely decrease for the foreseeable future. Because the market is emerging, the average selling price for IP telephony semiconductors and Netergy Media Hubs is uncertain. We may not be able to attain ASPs for IP telephony semiconductors similar to those of our historical videoconferencing semiconductors. If ASPs for IP telephony semiconductors are lower, gross margins will be lower than our historical gross margins, unless costs for IP telephony semiconductors are also proportionately lower. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were

$4.2 million and $2.4 million for the first quarters of fiscal 2001 and 2000, respectively. Higher research and development expenses during fiscal 2001 as compared to fiscal 2000 were primarily associated with increases in headcount, consulting expenses associated with development of the graphical user interface for the Netergy ATS product, mask charges associated with Audacity-T2 development, and a stock compensation charge of approximately $300,000 related to the acceleration of stock option vesting pursuant to an existing bonus program.

        We expect to continue to allocate substantial resources to research and development. However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $3.7 million and $3.6 million in the first quarters of fiscal 2001 and 2000, respectively. The slight increase in expenses in the first quarter of fiscal 2001 compared to the corresponding period in fiscal 2000 is primarily the result of higher market research and trade show expenditures, as well as costs incurred related to the Company's pending name change. These increases were offset by lower headcount and other costs required to support ViaTV sales, promotion and support activities due to our exit from the consumer videophone business.

        As we introduce and promote new IP telephony products, attempt to expand distribution channels for such products, and integrate the existing U|Force sales, marketing, finance and corporate organizations, we expect that future selling, general and administrative costs may be higher both in absolute dollars and as a percentage of total revenues for the foreseeable future.

In-Process Research and Development and Amortization of Intangibles

        In conjunction with the May 1999 acquisition of Odisei, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. Amortization of goodwill and workforce charged to operations was $190,000 and $50,000 during the quarters ended June 30, 2000 and 1999, respectively. In addition, we incurred an in-process research and development charge of $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei.

        Beginning in our second quarter of fiscal 2001, we will begin to incur charges associated with the acquisition of U|Force. These charges will include amortization of intangible assets acquired and goodwill, as well as a write-off of in-process research and development. We expect these charges to be significant.

Other Income, Net

        In the first quarters of fiscal 2001 and 2000, other income, net, was $976,000 and $1.9 million, respectively. During fiscal 1996, we acquired an equity position in a privately held company. We realized gains of $225,000 and $1.9 million during the quarters ended June 30, 2000 and 1999, respectively, resulting from the sale of this investment. The remaining balance of other income, net, in the quarter ended June 30, 2000 consisted primarily of interest income earned on our cash and cash equivalents. Interest income increased significantly in the first quarter of fiscal 2001 as compared to the corresponding quarter of the prior fiscal year due primarily to significantly higher average cash and cash equivalent balances. Other income, net, in the first quarter of fiscal 2000 also included approximately $200,000 of losses realized on the sale of certain of our cash equivalent investments during the period.

Interest Expense

        Interest expense of $331,000 included interest charges associated with the convertible subordinated debentures issued in December 1999, as well as the amortization of the related debt discount and debt issuance costs.

Provision for Income Taxes

        The provision of $12,000 for the quarter ended June 30, 2000 represents certain foreign taxes. There was no tax provision for the quarter ended June 30, 1999 due to the net losses incurred.

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


Liquidity and Capital Resources

        As of June 30, 2000, we had cash and cash equivalents totaling $49.4 million, representing an increase of $867,000 from March 31, 2000. We currently have no bank borrowing arrangements.

        Cash used in operations of approximately $2.2 million in the first quarter of fiscal 2001 is primarily attributable to the net loss of $3.2 million, increases in prepaid expenses and other assets of approximately $1.0 million, a decrease in accrued compensation of $354,000, and a net gain resulting from the sale of investments of $225,000. Cash used in operations was partially offset by an increase in accounts payable of $1.7 million, and noncash items, including depreciation and amortization of $434,000, amortization of intangibles of $190,000, amortization of the debt discount of $185,000, and a stock compensation charge of $305,000. Cash provided by operations of $168,000 in the first quarter of fiscal 2000 is primarily attributable to decreases in accounts receivable, net, and inventory of $4.0 million and $2.4 million, respectively, an increase in other accrued liabilities of $177,000, and noncash items, including a charge for purchased in-process research and development of $10.1 million and depreciation and amortization of $337,000. Cash provided by operations was partially offset by the net loss of $11.7 million, decreases in deferred revenue and accounts payable of $2.9 million and $587,000, respectively, and a net gain resulting from the sale of investments of $1.7 million.

        Cash provided by investing activities in the quarter ended June 30, 2000 is primarily attributable to net proceeds from the disposition of our video monitoring business of $4.7 million and proceeds from the sale of a nonmarketable equity investment of $225,000, offset by capital expenditures of $647,000 and net cash paid of $1.5 million related to the acquisition of U|Force. Cash provided by investing activities in the quarter ended June 30, 1999 is primarily attributable to proceeds from the sale of a nonmarketable equity investment of $1.9 million, offset by capital expenditures of $89,000 and net cash paid of $15,000 related to the acquisition of Odisei.

        Cash provided by financing activities in the quarters ended June 30, 2000 and 1999 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of the Company's common stock upon the exercise of employee stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial market risk includes risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors, and with our subcontract manufacturer for our Netergy Media Hub products, are denominated in U.S. dollars. We have subsidiaries in Europe and Canada (effective June 30, 2000 upon closing of the acquisition of U|Force), and as such we are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant, however, there can be no assurance that there will not be a material impact in the future.

Factors That May Affect Future Results

        The following factors should be considered in conjunction with the information in this Report on Form 10-Q.


WE HAVE A HISTORY OF LOSSES AND WE ARE UNCERTAIN AS TO OUR FUTURE PROFITABILITY

        We recorded an operating loss of approximately $3.9 million in the quarter ended June 30, 2000 and had an accumulated deficit of $57.0 million at June 30, 2000. In addition, we recorded operating losses for the fiscal years ended March 31, 2000 and 1999, respectively. We expect to continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.



WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO SUPPORT OUR GROWTH, AND FAILURE TO DO SO IN A TIMELY MANNER MAY CAUSE US TO DELAY OUR PLANS FOR GROWTH

        As of June 30, 2000, we had approximately $49.4 million in cash and cash equivalents. We believe that we will be able to fund planned expenditures and satisfy our cash requirements for at least the next twelve months from existing cash balances. However, we may seek to explore business opportunities, including acquiring or investing in complementary businesses or products, that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition and results of operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.


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


IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, ORDERS FOR OUR PRODUCTS WILL BE DELAYED OR CANCELED AND SUBSTANTIAL PRODUCT RETURNS COULD OCCUR, WHICH COULD HARM OUR BUSINESS

        Many of the potential customers for our Netergy ATS product have requested that our products be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition and results of operations.


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


THE LONG AND VARIABLE SALES AND DEPLOYMENT CYCLES FOR OUR IP TELEPHONY PRODUCTS, PARTICULARLY OUR NETERGY IPBX PRODUCT, MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY

        Our IP telephony products have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on:

-       the size of the network deployment;

-       the complexity of our customers' network environments;

-       our customers' skill sets;

- the hardware and software configuration and customization necessary to deploy our products; and

-       our customers' ability to finance their purchase of our products.

        As a result, it is difficult for us to predict the quarter in which our customers may purchase our products and our revenue and operating results may vary significantly from quarter to quarter.


INTENSE COMPETITION IN THE MARKETS IN WHICH WE COMPETE COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY

IP Telephony and Multimedia Communication Semiconductors and Media Hub Markets

        We compete with both manufacturers of digital signal processing semiconductors and media hub products developed for the growing VoIP marketplace. We also compete with manufacturers of multimedia communication semiconductors. The markets for our products are characterized by intense competition, declining average selling prices and rapid technological change.

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

        Principle competitive factors in the market for VoIP media hub products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a limited number of system suppliers offering residential and small office VoIP media hub-like products, including Komodo Technology (which is being acquired by Cisco Systems), Soliton Systems, Nx Networks and MCK Communications. We expect, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, our presence in the VoIP systems business may result in certain customers or potential customers perceiving us as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.


Netergy iPBX Server Software Market

        We compete with suppliers of traditional PBXs, Centrex equipment and newer generation IP-based solutions that seek to sell such products to telecommunication service providers, which in turn offer voice services to the Small Medium Enterprise (SME) marketplace. This market is rapidly shifting to a network centric, IP-based solutions model. New IP-based solutions are cannibalizing traditional markets due to increased efficiencies of IP technology, lower costs, increases in return on investment (ROI), improved features sets and the requirement for rapid innovation. As an IP-based solution, the Netergy iPBX product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with best-of-class features from competitive products. This market is characterized by rapid technological change, intense competition and first mover advantage.

        The main competition includes Lucent, Nortel Networks, VocalData, VocalTec Communications, Inter-tel and several other providers of traditional and newer generation IP-based solutions. Although each of these companies is in competition with our iPBX product suite, all today provide solutions based on past-generation integrated solutions, whereas the ATS product suite and hosted iPBX establishes a new methodology for addressing an existing growth market. Directly competitive products targeted for general release in calendar year 2001 are currently under development at several pre-IPO startup companies, including BroadSoft, Sylantro Systems, IPCell Technologies and Shoreline Communications.

        Principle competitive factors in the market for hosted iPBX solutions include product feature parity, interface design, product reliability, time-to-market, adherence to standards, price, functionality and IP network delivery/design. We believe that the market for iPBX solutions is currently in the initial adoption phase and that growth of the market will be driven by the ability of iPBX products to meet the advanced feature requirements of service providers, by the lower costs of IP-based solutions, and by a general trend toward the replacement of circuit-switched networks with packet switched ones.

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

        Our reliance on developing vertically integrated technology, comprising systems, software and semiconductors, places a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as systems or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. Many also have greater name recognition and a larger installed base of products than us. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on our business and operating results.


WE DEPEND ON SUBCONTRACTED MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, AND ANY DELAY OR INTERRUPTION IN MANUFACTURING BY THESE CONTRACT MANUFACTURERS WOULD RESULT IN DELAYED OR REDUCED SHIPMENTS TO OUR CUSTOMERS AND MAY HARM OUR BUSINESS

        We outsource the manufacturing of our semiconductors and IP telephony system products to independent foundries and subcontract manufacturers, respectively. Our primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation. Subcontract system manufacturers include EFA Corporation in Taiwan. We also rely on Amkor Electronics in South Korea, Integrated Packaging Assembly Corporation in San Jose, California, and Digital Testing Services in Santa Clara, California, for packaging and testing of our semiconductors. We do not have long-term purchase agreements with our subcontract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture the our products, or that our component suppliers will be able or willing to reliably supply components for the our products, in volumes, on a cost effective basis or in a timely manner. We may experience difficulties due to its reliance on independent semiconductor foundries, subcontract manufacturers and component suppliers that could have a material adverse effect on our business and operating results.

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

        Historically, a significant portion of our sales have been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended June 30, 2000 and 1999, respectively, accounted for approximately 53% and 56%, respectively, of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2000 and 1999 accounted for 35% and 40%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, all of our license and other revenues are nonrecurring.


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

-       product performance and reliability;

-       the ability to manage long development cycles;

-       cost-effectiveness of products under development;

-       effective manufacturing processes; and

-       the success of promotional efforts.



        Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. We have in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance or if such new product introductions decrease demand for existing products our operating results would decline and our business would not grow.


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

        We rely on certain technology, including hardware and software licensed from third parties. In addition, we may be required to license technology from third parties in the future to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, if at all. Our inability to obtain third-party licenses required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could seriously harm our business, financial condition and results of operations.


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


OUR ANNOUNCED ACQUISITION OF U|FORCE AND ANY FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION

        We announced our intention to acquire U|Force on May 19, 2000 and subsequently closed the transaction on June 30, 2000. There are significant risks associated with the assimilation and integration of U|Force, including:

- unanticipated problems and costs associated with combining the businesses and integrating U|Force's products and technologies;

- impact of integration efforts on management's attention to our core business;

- adverse effects on existing business relationships with suppliers and customers;

- risks associated with entering markets in which we have limited or no prior experience; and

- potential loss of key employees, particularly those of the acquired organizations.


        If we are unable to successfully integrate U|Force or to create new or enhanced products, we may not achieve the anticipated benefits from the pending acquisition. If we fail to achieve the anticipated benefits from the acquisition, we may incur increased expenses, experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if any significant number of U|Force employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisition.

        Beginning in our second quarter of fiscal 2001, we will begin to incur charges associated with the acquisition of U|Force. These charges will include amortization of intangible assets acquired and goodwill, as well as a write-off of in-process research and development. We expect these charges to be significant.

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


WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH SUBJECTS US TO RISKS THAT COULD CAUSE OUR OPERATING RESULTS TO DECLINE

        Sales to customers outside of the United States represented 66%, 47% and 43% of total revenues in the first quarter ended June 30, 2000 and the fiscal years ended March 31, 2000 and 1999, respectively. Specifically, sales to customers in the Asia Pacific region represented 34%, 24% and 26% of our total revenues in the first quarter ended June 30, 1999 for the fiscal years ended March 31, 2000 and 1999, respectively, while sales to customers in Europe represented 32%, 23% and 17% of our total revenues for the same periods, respectively.

        International sales of our videoconferencing semiconductors will continue to represent a substantial portion of our product revenues for the foreseeable future. In addition, substantially all of our current products are, and substantially all of our future products will be, manufactured, assembled and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships, in connection with its international operations. A significant decline in demand from foreign markets could have a material adverse effect on our business and operating results.

WE NEED TO HIRE AND RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS

        The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management and other resources. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there are a limited number of people available with the necessary technical skills and understanding of our market, particularly in the San Francisco Bay area where our corporate headquarters is located. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. We currently do not have employment contracts with any of our employees and we do not maintain key person life insurance policies on any of our employees.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     See Exhibit Index.

(b)     Reports on Form 8-K.

        On May 23, 2000, we filed a Current Report on Form 8-K dated May 19, 2000 announcing that the Company had entered into a Share Exchange Agreement, ("Exchange Agreement") with U|Force, Inc. ("U|Force") and all of the shareholders of U|Force and indirect owners of shares of U|Force whereby the Company will acquire all of the shares of capital stock of U|Force from the holders of the capital stock of U|Force, as is more fully described in the Exchange Agreement.

        On May 26, 2000, we filed a Current Report on Form 8-K dated May 19, 2000 announcing that the Company had entered into an Asset Purchase Agreement with Interlogix, Inc. ("Buyer") providing for the sale of certain assets comprising the Company's video monitoring business to Buyer.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 14, 2000.

        8X8, INC.

        By: /s/ DAVID STOLL
        ----------------------------
        David Stoll
        Chief Financial Officer and Vice President of Finance
        (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE

27.1+          Financial Data Schedule.

        All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.