Form 10-Q
period 2000-09-28
NETERGY NETWORKS INC
filed 2000-11-14
CIK 1023731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-15627


                             NETERGY NETWORKS, INC.


             Delaware                                       77-0142404
  (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                           2445 Mission College Blvd.
                              Santa Clara, CA 95054

                                 (408) 727-1885

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of November 10, 2000 was 25,408,221.


The exhibit index begins on page 34.

                             NETERGY NETWORKS, INC.

                                      INDEX


                                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets at
            September 30, 2000 and March 31, 2000.....................................1

        Condensed Consolidated Statements of Operations
            for the three and six months ended September 30, 2000 and 1999............2

        Condensed Consolidated Statements of Cash Flows
            for the six months ended September 30, 2000 and 1999......................3

        Notes to Unaudited Condensed Consolidated Financial Statements................4

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................19


PART II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds....................................32

Item 4. Submission of Matters to a Vote of Security Holders..........................33

Item 6.  Exhibits and Reports on Form 8-K............................................34

Signatures...........................................................................34

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             NETERGY NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                September 30,      March 31,
                                                   2000              2000
                                                 ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents .............        $  43,200         $  48,576
  Accounts receivable, net ..............            2,362             2,394
  Inventory .............................            1,136             1,367
  Prepaid expenses and other assets .....            4,302             1,043
                                                 ---------         ---------

    Total current assets ................           51,000            53,380

Property and equipment, net .............            5,254             2,687
Intangibles and other assets ............           39,778             3,136
Deferred debt issuance costs ............              636               780
                                                 ---------         ---------

                                                 $  96,668         $  59,983
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................        $   2,658         $   1,887
  Accrued compensation ..................            2,380             2,154
  Accrued warranty ......................              572               694
  Deferred revenue ......................            5,322               731
  Other accrued liabilities .............            2,218             1,629
                                                 ---------         ---------

     Total current liabilities ..........           13,150             7,095

  Long-term debt ........................              810                --
  Convertible subordinated debentures ...            5,868             5,498
                                                 ---------         ---------

     Total liabilities ..................           19,828            12,593
                                                 ---------         ---------

Stockholders' equity:
  Common stock ..........................               27                23
  Additional paid-in capital ............          149,353           101,559
  Notes receivable from stockholders ....              (43)              (69)
  Deferred compensation .................             (564)             (376)
  Cumulative translation adjustment .....               10                --
  Accumulated deficit ...................          (71,943)          (53,747)
                                                 ---------         ---------

Total stockholders' equity ..............           76,840            47,390
                                                 ---------         ---------

                                                 $  96,668         $  59,983
                                                 =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETERGY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    Three Months Ended            Six Months Ended
                                                      September 30,                 September 30,
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
Product revenues ..........................      $  2,604       $  5,214       $  7,574       $ 10,774
License and other revenues ................           842          1,496          1,695          1,830
Service revenues ..........................           446             --            446             --
                                                  -------       --------       --------       --------
         Total revenues ...................         3,892          6,710          9,715         12,604

Cost of product revenues ..................         1,258          1,388          2,794          4,741
Cost of license and other revenues ........            69             58            111             58
Cost of service revenues ..................           438             --            438             --
                                                 --------       --------       --------       --------
Gross profit ..............................         2,127          5,264          6,372          7,805
                                                 --------       --------       --------       --------

Operating expenses:
    Research and development ..............         4,788          2,860          9,002          5,283
    Selling, general and administrative ...         4,728          3,786          8,427          7,373
    In-process research and development ...         4,563             --          4,563         10,100
    Amortization of intangibles ...........         3,573            185          3,763            235
                                                 --------       --------       --------       --------
        Total operating expenses ..........        17,652          6,831         25,755         22,991
                                                 --------       --------       --------       --------

Loss from operations ......................       (15,525)        (1,567)       (19,383)       (15,186)
Other income, net .........................           918            195          1,894          2,076
Interest expense ..........................          (364)            --           (695)            --
                                                 --------       --------       --------       --------
Loss before provision for income taxes ....       (14,971)        (1,372)       (18,184)       (13,110)
Provision for income taxes ................            --             66             12             66
                                                 --------       --------       --------       --------
Net loss ..................................      $(14,971)      $ (1,438)      $(18,196)      $(13,176)
                                                 ========       ========       ========       ========

Net loss per basic and diluted share ......      $  (0.60)      $  (0.08)      $  (0.77)      $  (0.77)
Basic and diluted shares outstanding ......        24,923         17,886         23,688         17,074


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETERGY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                       Six months ended
                                                                         September 30,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
Cash flows from operating activities:
   Net loss ..................................................      $(18,196)      $(13,176)
Adjustment to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization .........................         1,091            819
       Amortization of deferred compensation .................           625             70
       Amortization of debt discount .........................           370             --
       Amortization of intangibles ...........................         3,764             --
       Purchased in-process research and development .........         4,563         10,100
       Gain on sale of investments, net ......................          (225)        (1,687)
       Other .................................................            69             --
Net effect of changes in current and other assets
   and current liabilities, net of businesses acquired .......        (2,205)         3,012
                                                                    --------       --------
      Net cash used in operating activities ..................       (10,144)          (862)
                                                                    --------       --------
Cash flows from investing activities:
   Purchases of property and equipment .......................        (2,475)          (627)
   Proceeds from sale of nonmarketable equity investment .....           225          1,880
   Cash paid for acquisitions, net ...........................          (493)          (120)
   Proceeds from disposition of business, net ................         5,160             --
                                                                    --------       --------
      Net cash provided by investing activities ..............         2,417          1,133
                                                                    --------       --------
Cash flows from financing activities:
   Long-term debt repayment ..................................           (74)            --
   Proceeds from issuance of common stock ....................         2,399            448
   Loan to stockholders ......................................            --            (76)
   Repayment of notes receivable from stockholders ...........            26             74
                                                                    --------       --------
       Net cash provided by financing activities .............         2,351            446
                                                                    --------       --------
Net (decrease) increase in cash and cash equivalents .........        (5,376)           717
Cash and cash equivalents at the beginning of the period .....        48,576         15,810
                                                                    --------       --------
Cash and cash equivalents at the end of the period ...........      $ 43,200       $ 16,527
                                                                    ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETERGY NETWORKS, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.      DESCRIPTION OF THE BUSINESS

        Netergy Networks, Inc. (the "Company") was incorporated in California in February 1987. In December 1996, the Company was reincorporated in Delaware and in August 2000 the Company officially changed its' name from 8x8, Inc. to Netergy Networks, Inc.

        We develop and market prepackaged Internet Protocol (IP) network services, an open service creation environment and embedded network appliance technology for converged voice and data networks. We market our embedded network appliance technology products mainly to telecommunications equipment manufacturers. We market our IP network services, including our Netergy iPBX and Unified Messaging solutions, as well as our open service creation environment, to both telecommunications equipment manufacturers and to emerging communications service providers.

        In addition, until May 19, 2000, the Company developed and marketed remote video monitoring systems to dealers and distributors of security products. See Note 6 regarding the sale of net assets and the license of certain related technologies associated with the Company's video monitoring business.


2.      BASIS OF PRESENTATION

        Our fiscal year ends on the last Thursday on or before March 31. Fiscal 2001 will be a 52 week year, while fiscal 2000 was a 53 week year. Our fiscal quarters end on the last Thursday of each calendar quarter. The three and six month periods ended September 28, 2000 included 13 weeks and 26 weeks of operations, respectively. The three and six month periods ended September 30, 1999 included 14 and 27 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, we have indicated our fiscal year as ending on March 31 and our interim periods as ending on September 30.

        The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2000. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended March 31, 2000, including notes thereto, included in our fiscal 2000 Annual Report on Form 10-K.

        The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3.      BALANCE SHEET DETAIL
        (in thousands)

                                                 September 30,     March 31,
                                                      2000           2000
                                                 -------------    ----------
        Inventory:
                  Raw materials ..........             338              65
                  Work-in-process ........             633             797
                  Finished goods .........             165             505
                                                    ------          ------
                                                    $1,136          $1,367
                                                    ======          ======


4.      NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders (numerator) by the weighted average number of common and vested, unrestricted Exchangeable Shares (see Note 7) outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of common stock options, convertible subordinated debentures, warrants and unvested, restricted common stock and Exchangeable Shares having a dilutive effect. The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective three and six month periods are the same. The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                     Three and Six Months Ended
                                                           September 30,
                                                     --------------------------
                                                        2000          1999
                                                       ------        ------
        Common stock options ......................     6,743         3,918
        Convertible subordinated debentures .......       638            --
        Warrants ..................................       701            --
        Unvested restricted common stock ..........       143           620
        Unvested restricted Exchangeable Shares ...     2,108            --
                                                       ------        ------
                                                       10,333         4,538
                                                       ======        ======


5.      COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For us, the primary differences between net income (loss) and comprehensive income (loss) are gains and losses on short-term investments classified as available-for-sale and cumulative translation adjustments resulting from exchange rate gains and losses. Comprehensive losses for the current reporting and comparable periods in the prior year are as follows (in thousands):

                                                  Three Months Ended              Six Months Ended
                                                     September 30,                 September 30,
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
        Net loss, as .......................... $(14,971)      $( 1,438)      $(18,196)      $(13,176)
        reported
        Unrealized gain on investments ........       --             --             --            193
        Cumulative translation adjustments ....       10             --             10             --
                                                --------       --------       --------       --------
        Comprehensive loss .................... $(14,961)      $( 1,438)      $(18,186)      $(12,983)
                                                ========       ========       ========       ========


6.      DISPOSITION OF VIDEO MONITORING BUSINESS

        On May 19, 2000, the Company entered into an Asset Purchase Agreement with Interlogix, Inc. ("Interlogix") providing for the sale of certain assets comprising the Company's video monitoring business (the "Business") to Interlogix. The assets sold included certain accounts receivable, inventories, technical information, machinery, equipment, contract rights, intangibles, records and supplies. Concurrently with the execution of the Asset Purchase Agreement, the Company and Interlogix entered into a Technology License Agreement ("License Agreement") providing for the licensing of certain related intellectual property to Interlogix, a Development Agreement providing Interlogix continuing rights in certain products to be developed by the Company, a Transition Services Agreement providing for certain services to be rendered by the Company to Interlogix in respect of the Business, and a Supply Agreement providing for the continuing sale of certain products to Interlogix by the Company. The aggregate purchase price paid by Interlogix was approximately $5.2 million in cash.

        At September 30, 2000, the Company's continuing obligations under the above noted agreements include (1) providing future updates and upgrades to the licensed technology, if any, over the initial three-year term of the License Agreement, (2) certain warranty obligations related to video monitoring products manufactured prior to May 19, 2000, and (3) certain potential obligations ("Development Obligations") under the Development Agreement. Upon satisfactory completion of the Development Obligations, the Company will commence recognition of the resulting net gain of approximately $3.9 million, which has been recorded as deferred revenue, over the remaining term of the License Agreement.


7.      ACQUISITION OF U|FORCE

        The Company's condensed consolidated financial statements reflect the acquisition of U|Force Inc., a developer of IP-based software applications (such as unified messaging) and provider of professional services, based in Montreal, Canada. U|Force is also developing a Java-based open service creation environment (SLCE) that is being designed to allow telecommunication service providers to develop, deploy and manage telephony applications and services to their customers. The Company intends to integrate the products currently being developed by U|Force into its IP telephony solutions product line. The Company closed the acquisition of UForce on June 30, 2000 for a total purchase price of approximately $46.8 million in a transaction to be accounted for as a purchase. The Company issued or will issue 3,555,303 shares of Netergy Networks common stock, with a fair value of approximately $38.0 million, for all of the outstanding stock of U|Force. The share total is comprised of 1,447,523 shares issued at closing of the acquisition and 2,107,780 shares that will be issued upon the exchange or redemption of the exchangeable shares (the "Exchangeable Shares") of Canadian entities held by former shareholders or indirect owners of U|Force stock. All of the Exchangeable Shares are held by U|Force employees and are subject to certain restrictions, including the Company's right to repurchase the Exchangeable Shares if an employee departs prior to vesting. In addition, the Company agreed to create a Special Voting Share that provides holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible. The common stock was valued using the Company's average stock price on May 19, 2000, the date the merger agreement was announced, including the prices of the stock four days before and four days after the announcement. The average price was $10.70. Netergy Networks also assumed outstanding stock options to purchase 1,023,898 shares of common stock for which the Black-Scholes option-pricing model value of approximately $6.6 million will be included in the purchase price. Direct transaction costs related to the merger are estimated to be approximately $653,000. Additionally, the Company advanced $1.5 million to U|Force upon signing the agreement, but prior to the close of the transaction.

        The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of U|Force's assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to U|Force's in-process research and development. The in-process research and development relates to UForce's initial products, Unified Messaging and the open service creation environment (the "SLCE"), for which technological feasibility has not been established. The estimated percentage complete for the Unified Messaging and SLCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Associated risks include the inherent difficulties and uncertainties in completing the projects and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows have been discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on a preliminary appraisal, the value of the acquired U|Force in-process research and development, which was expensed in the second quarter of fiscal 2001, is approximately $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement and workforce are being amortized on a straight-line basis over three, three and two years, respectively.

        The allocation of the purchase price is as follows (in thousands):

        In-process research and development                     $ 4,563
        Distribution agreement                                    1,053
        Workforce                                                 1,182
        U|Force net tangible assets                               1,801
        Goodwill                                                 38,155
                                                                -------
                                                                $46,754
                                                                =======

        The consolidated results of the Company include the results of the operations of U|Force from the date of the acquisition, i.e., June 30, 2000, the beginning of our second quarter of fiscal 2001. Had the acquisition of U|Force taken place as of the beginning of the current fiscal year, the Company's pro forma revenue, net loss, and net loss per share would have been $10.2 million, $23.2 million and $.95, respectively.


8.      SEGMENT REPORTING

        Due to a change in the Company's organizational structure during its second quarter of fiscal 2000, the Company determined that it had two reportable segments, Broadband Communications and Video Monitoring, as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Broadband Communications segment was comprised of revenues and direct expenses associated with sales of the Company's products, licensed software and professional services focused on the IP telephony and videoconferencing markets. The Video Monitoring segment was comprised of revenues and direct expenses associated with sales of the Company's products focused on the video monitoring market. However, due to the sale of the Company's video monitoring business effective May 19, 2000, as discussed above in Note 6, the Company now only has one reportable operating segment.

        The following illustrates net revenues by groupings of similar products (in thousands):

                                              Three Months Ended         Six Months Ended
                                                 September 30,             September 30,
                                             --------------------      --------------------
                                              2000         1999         2000         1999
                                             -------      -------      -------      -------
Videoconferencing semiconductors ......      $ 2,397      $ 2,704      $ 5,959      $ 5,244
IP telephony semiconductors ...........           43            4          315            5
Media Hub systems .....................          164           66          381           99
Video monitoring systems ..............           --        1,392          919        2,900
Consumer videophone systems ...........           --        1,048           --        2,526
                                             -------      -------      -------      -------
   Total product revenues .............        2,604        5,214        7,574       10,774
                                             -------      -------      -------      -------

Videoconferencing .....................          451        1,485        1,164        1,813
Video monitoring software .............           --           --           44           --
IP telephony ..........................          391           11          487           17
                                             -------      -------      -------      -------
   Total license and other revenues ...          842        1,496        1,695        1,830
                                             -------      -------      -------      -------

Professional services .................          446           --          446           --
                                             -------      -------      -------      -------
    Total revenues ....................      $ 3,892      $ 6,710      $ 9,715      $12,604
                                             =======      =======      =======      =======

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

        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 became effective July 1, 2000. The adoption of FIN 44 did not have a material effect on our consolidated financial position or results of operations.

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

Overview

        We began developing multimedia communication technology in the form of programmable multimedia semiconductors and accompanying software in 1990, and have subsequently become a leading manufacturer of semiconductors for the embedded videoconferencing and videophone markets. We maintain sales and marketing operations to support our videoconferencing semiconductor business, but we have focused virtually all of our ongoing research and development efforts on IP telephony products and technologies.

        In an effort to expand the available market for our multimedia communication products, and to capitalize on our vertically integrated technology, we began developing low-cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. Over the next two years, we became a leading manufacturer of consumer videophones. However, in 1999 we determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, we announced in April 1999 that we would cease production of the ViaTV product line and withdraw from our ViaTV distribution channels over the subsequent several quarters, resulting in a charge of $5.7 million related to the write off of ViaTV inventories. We completed the exit from the consumer videophone business during fiscal 2000 and we expect no further revenues from ViaTV products.

        In June 1998, using technology designed for our consumer videophone business, we entered the video monitoring market with our RSM (remote surveillance module) line of video monitoring products, focusing on security applications for small businesses. Until recently, we sold our video monitoring products primarily to security distributors and dealers in North America and Europe. However, in an effort to align our strategic focus on the IP telephony market, we announced the sale of our entire video monitoring business to Interlogix, a leading manufacturer of security equipment, in May 2000. We have fully transitioned our video monitoring operations to Interlogix and expect no further revenues from this business.

        We entered the market for embedded IP telephony products in December 1998 with the announcement of our Audacity Internet Telephony Processor. The Audacity processor combines IP telephony protocol support with audio compression/decompression capability and runs multiple simultaneous IP phone calls on a single integrated circuit. In April 1999, we announced our Netergy Media Hub (formerly known as the Symphony module), an integrated system product that is based on the Audacity semiconductor and that connects up to four analog telephone lines to an IP network. In September 1999, we announced our Audacity-T2 IP Phone Processor, which combines all the digital processing required to implement an IP telephone onto a single integrated circuit. In February 2000, we announced our Veracity software which includes all the call control protocol stacks, network transport software, and audio modules necessary to build a complete voice-over-packet terminal or gateway. Our embedded IP telephony products target OEM manufacturers of IP telephony equipment, such as voice-enabled cable and DSL modems, as well as IP phones and gateways.

        In May 1999, we acquired Odisei S.A., a privately held developer of IP telephony software based in Sophia Antipolis, France. We have leveraged the acquisition of Odisei to develop and market IP telephony solutions to communication service providers such as competitive local exchange carriers (CLECs). In March 2000 the Company announced its Netergy Advanced Telephony System (ATS), an all-IP hosted iPBX solution that is being designed to allow service providers to offer dial tone and advanced private branch exchange (PBX) services to business customers over any broadband IP connection, including DSL, cable, T1/E1 and broadband wireless. The ATS makes use of our embedded IP telephony products, including the Netergy Media Hub, semiconductors and embedded IP telephony software.

        The Company's condensed consolidated financial statements reflect the acquisition of U|Force Inc., a developer of IP-based software applications (such as unified messaging) and provider of professional services, based in Montreal, Canada. U|Force is also developing a Java-based open service creation environment (SLCE) that is being designed to allow telecommunication service providers to develop, deploy and manage telephony applications and services to their customers. The Company intends to integrate the products currently being developed by U|Force into its IP telephony solutions product line. The Company closed the acquisition of UForce on June 30, 2000 for a total purchase price of approximately $46.8 million in a transaction to be accounted for as a purchase. The Company issued or will issue 3,555,303 shares of Netergy Networks common stock, with a fair value of approximately $38.0 million, for all of the outstanding stock of U|Force. The share total is comprised of 1,447,523 shares issued at closing of the acquisition and 2,107,780 shares that will be issued upon the exchange or redemption of the exchangeable shares (the "Exchangeable Shares") of Canadian entities held by former shareholders or indirect owners of U|Force stock. All of the Exchangeable Shares are held by U|Force employees and are subject to certain restrictions, including the Company's right to repurchase the Exchangeable Shares if an employee departs prior to vesting. In addition, the Company agreed to create a Special Voting Share that provides holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible. The common stock was valued using the Company's average stock price on May 19, 2000, the date the merger agreement was announced, including the prices of the stock four days before and four days after the announcement. The average price was $10.70. Netergy Networks also assumed outstanding stock options to purchase 1,023,898 shares of common stock for which the Black-Scholes option-pricing model value of approximately $6.6 million will be included in the purchase price. Direct transaction costs related to the merger are estimated to be approximately $653,000. Additionally, the Company advanced $1.5 million to U|Force upon signing the agreement, but prior to the close of the transaction.

        The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of U|Force's assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to U|Force's in-process research and development. The in-process research and development relates to UForce's initial products, Unified Messaging and the open service creation environment (the "SLCE"), for which technological feasibility has not been established. The estimated percentage complete for the Unified Messaging and SLCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Associated risks include the inherent difficulties and uncertainties in completing the projects and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows have been discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on a preliminary appraisal, the value of the acquired U|Force in-process research and development, which was expensed in the second quarter of fiscal 2001, is approximately $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement and workforce are being amortized on a straight-line basis over three, three and two years, respectively. The allocation of the purchase price is as follows (in thousands):

        In-process research and development                     $ 4,563
        Distribution agreement                                    1,053
        Workforce                                                 1,182
        U|Force net tangible assets                               1,801
        Goodwill                                                 38,155
                                                                -------
                                                                $46,754
                                                                =======

        Lastly, in August 2000 we officially changed our name to Netergy Networks, Inc. The name change reflects our strategic transition to the IP telephony market.

RESULTS OF OPERATIONS

        The following table sets forth consolidated statement of operations data expressed as percentages of total revenue for the three and six month periods ended September 30, 2000 and 1999, respectively. Cost of revenues are presented as a percentage of each respective revenue category.

                                           Three Months Ended      Six Months Ended
                                             September 30,           September 30,
                                           2000        1999        2000        1999
                                           ----        ----        ----        ----
Product revenues                             67%         78%         78%         85%
License and other revenues                   22%         22%         17%         15%
Service revenues                             11%         --           5%         --
                                           ----        ----        ----        ----
     Total revenues                         100%        100%        100%        100%
                                           ----        ----        ----        ----
Cost of product revenues                     48%         27%         37%         44%
Cost of license and other revenues            8%          4%          7%          3%
Cost of service revenues                     98%         --          98%         --
                                           ----        ----        ----        ----
     Total cost of revenues                  45%         22%         34%         38%
                                           ----        ----        ----        ----
     Gross profit                            55%         78%         66%         62%
                                           ----        ----        ----        ----
Operating expenses:
  Research and development                  123%         43%         93%         42%
  Selling, general and administrative       121%         56%         87%         58%
  In-process research and development       117%         --          47%         80%
  Amortization of intangibles                92%          3%         39%          2%
                                           ----        ----        ----        ----
     Total operating expenses               453%        102%        266%        182%
                                           ----        ----        ----        ----
Loss from operations                       (398%)       (24%)      (200%)      (120%)
Other income, net                            24%          3%         19%         16%
Interest expense                             (9%)        --          (7%)        --
                                           ----        ----        ----        ----
Loss before income taxes                   (383%)       (21%)      (188%)      (104%)
Provision for income taxes                   --           1%         --           1%
                                           ----        ----        ----        ----
Net loss                                   (383%)       (22%)      (188%)      (105%)
                                           ====        ====        ====        ====


        The following discussion should be read in conjunction with our Condensed Consolidated Statements of Operations and the notes thereto:

Revenues

                                                  Three Months Ended                       Six Months Ended
                                                     September 30,                           September 30,
                                          -------------------------------------   ------------------------------------
                                               2000                 1999                2000                1999
                                          ---------------     -----------------   ---------------     ----------------
                                                                         ($ in millions)
Product revenues:
   Videoconferencing semiconductor        $ 2.4               $ 2.7               $ 6.0               $ 5.3
   IP telephony semiconductor and           0.2                 0.1                 0.7                 0.1
     Media Hub
   Video monitoring                          --                 1.4                 0.9                 2.9
   Consumer videophone                       --                 1.0                  --                 2.5
                                          -----     -----     -----     -----     -----     -----     -----      -----
    Total product revenues                  2.6        67%      5.2        78%      7.6        78%     10.8         86%
License and other revenues:
   Videoconferencing                        0.5                 1.5                 1.2                 1.8
   IP telephony                             0.4                  --                 0.5                  --
                                          -----     -----     -----     -----     -----     -----     -----      -----
    Total license and other revenues        0.9        23%      1.5        22%      1.7        18%      1.8         14%
Service revenues                            0.4        10%       --        --       0.4         4%       --
                                          -----     -----     -----     -----     -----     -----     -----      -----
    Total revenues                        $ 3.9       100%    $ 6.7       100%    $ 9.7       100%    $12.6        100%
                                          =====     =====     =====     =====     =====     =====     =====      =====

        Total product revenues decreased by $2.6 million in the second quarter of fiscal 2001, as compared to the second quarter of fiscal 2000, and decreased by $3.2 million in the first six months of fiscal 2001 as compared to the same period in the prior year. The decrease in current quarter and year to date product revenues is due primarily to significantly lower ViaTV product revenue, resulting from our decision in fiscal 1999 to exit the consumer videophone market, a decrease in video monitoring product revenues due to the sale of our video monitoring business on May 19, 2000, and lower average selling prices or ASPs on sales of our videoconferencing semiconductors. These decreases were partially offset by increases in unit shipments of our videoconferencing semiconductor, IP telephony semiconductor and Netergy Media Hub products.

        License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services performed by us for our customers. License and other revenues decreased by approximately $600,000 in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000, and decreased by $100,000 in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. The decrease in current quarter and year to date license and other revenues is due to a decrease in licensing activities associated with our videoconferencing technology, offset by an increase in IP telephony license revenues related to the sale of Netergy ATS evaluation systems and the license of our Veracity software.

        Service revenue represents a new source of revenue resulting from the integration of U|Force's professional services organization during the current quarter.

        Revenue recognized from one customer represented approximately 13% of our current quarter revenue. No customer represented 10% or more of our total revenues for the six month period ended September 30, 2000. No customer represented 10% or more of our total revenues for the quarter or six month periods ended September 30, 1999.

        Revenues derived from customers outside of North America as a percentage of total revenue are indicated on the chart below:

                            Three Months Ended         Six Months Ended
                               September 30,             September 30,
                            ------------------         -----------------
                             2000         1999         2000         1999
                             ----         ----         ----         ----
        Asia Pacific          23%          21%          30%          19%
        Europe                15%          21%          25%          22%
                              --           --           --           --
             Total            38%          42%          55%          41%
                              ==           ==           ==           ==


Cost of Revenues and Gross Profit

                                                        Three Months Ended               Six Months Ended
                                                           September 30,                   September 30,
                                                     -----------------------         -----------------------
                                                       2000            1999            2000            1999
                                                     -------         -------         -------         -------
                                                                          ($ in millions)
Gross profit from product revenues                   $   1.3         $   3.9         $   4.7         $   6.1
    Gross margin                                          50%             75%             63%             56%
Gross profit from  license and other revenues            0.7             1.4             1.6             1.7
    Gross margin                                          88%             93%             94%             94%

        The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues was approximately $1.3 million and $3.9 million for the quarters ended September 30, 2000 and 1999, respectively. Product gross margin decreased from 75% in the quarter ended September 30, 1999 to 50% in the current quarter principally due to higher than expected selling prices and lower product costs realized during the quarter ended September 30, 1999 on our ViaTV product line and a decrease in average selling prices on our videoconferencing semiconductors in the current quarter as compared to the prior year. These factors were partially offset by favorable shift in product mix.

        Gross profit from product revenues decreased from $6.1 million for the six month period ended September 30, 2000 to $4.7 million during the same period of the prior year, however, gross margin increased from 56% to 63%. This was due mainly to a larger percentage of total revenues coming from sales of higher margin videoconferencing semiconductors, offset by the impact of the movement in inventory reserves noted above.

        Gross profit from license and other revenues, all of which are considered nonrecurring, was $700,000 and $1.4 million in the fiscal quarters ended September 30, 2000 and 1999, respectively. The gross margin decreased from 93% during the three months ended September 30, 1999 to 88% in the same quarter of the current fiscal year. During the six month periods ended September 30, 2000 and 1999 gross profit from license and other revenue decreased slightly to $1.6 million from $1.7 million but gross margin remained unchanged at 94%. There can be no assurance that we will receive any revenues from such license and other revenue sources in the future.

        Gross profit from service revenues was $8,000 with a resulting gross margin of 2% during the most recent quarter. This is a result of lower than expected utilization of our professional services resources.

        Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, the utilization levels of our professional services resources, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our videoconferecing semiconductor products will likely decrease for the foreseeable future. Because the market is emerging, the average selling price for IP telephony semiconductors and Netergy Media Hubs is uncertain. We may not be able to attain average selling prices ("ASPs") for IP telephony semiconductors similar to those of our historical videoconferencing semiconductors. If ASPs for IP telephony semiconductors are lower, gross margins will be lower than our historical gross margins, unless costs for IP telephony semiconductors are also proportionately lower. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses increased by $1.9 million in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000, and increased by approximately $3.7 million in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000.

        Higher research and development expenses during the three months ended September 30, 2000 as compared to the comparable period in the prior year primarily reflects increases in new personnel, partly through the acquisition of U|Force, as well as higher consulting expenses associated with development of the graphical user interface for the Netergy ATS product, and higher depreciation and maintenance expenses as a result of additional lab equipment and computer aided design tools.

        Higher research and development expenses during the six months ended September 30, 2000 as compared to the comparable period in the prior year primarily reflects increases in new personnel, partly through the acquisition of U|Force, as well as higher consulting expenses associated with development of the graphical user interface for the Netergy ATS product, mask charges associated with Audacity-T2 development, higher depreciation and maintenance expenses as a result of additional lab equipment and computer aided design tools and a stock compensation charge of approximately $300,000 related to the acceleration of stock option vesting pursuant to an existing bonus program.

        We expect to continue to allocate substantial resources to research and development. However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses were $4.7 million and $3.8 million in the second quarters of fiscal 2001 and 2000, respectively, and $8.4 million and $7.4 million in the six month periods ended September 30, 2000 and 1999, respectively.

        The significant increase in selling, general and administrative expenses during the quarter ended September 30, 2000 as compared to the comparable period in the prior year is primarily attributable to increased expenses associated with the integration of the existing U|Force sales, marketing, finance and corporate organizations pursuant to our acquisition of U|Force on June 30, 2000.

        The significant increase in selling, general and administrative expenses during the six months ended September 30, 2000 as compared to the comparable period in the prior year is also primarily attributable to increased expenses associated with the integration of the existing U|Force sales, marketing, finance and corporate organizations. Additionally, expenses increased during the six months ended September 30, 2000 compared to the corresponding period in the prior year as a result of higher market research and trade show expenditures, as well as costs incurred related to the Company's pending name change. These increases were offset by lower headcount and other costs required to support ViaTV sales, promotion and support activities due to our exit from the consumer videophone business.

        As we introduce and promote new IP telephony products, attempt to expand distribution channels for such products, and build the customer support infrastructure necessary to support the commercial release of the Netergy ATS, Unified Messaging and open service creation environment products, we expect that future selling, general and administrative costs may be higher both in absolute dollars and as a percentage of total revenues for the foreseeable future.

In-Process Research and Development and Amortization of Intangibles

        We incurred in-process research and development charges of (1) $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei, and (2) $4.6 million in the second quarter of fiscal 2001 related to the acquisition of U|Force (see Note 7 to the condensed consolidated financial statements above).

        In conjunction with the acquisition of Odisei, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. In conjunction with the acquisition of U|Force in the second quarter of fiscal 2001, we recorded intangible assets related to goodwill, the value of an assumed distribution agreement and workforce that are being amortized on a straight-line basis over three, three and two years, respectively.

        Amortization of intangible assets charged to operations was $3.6 million and $185,000 during the quarters ended September 30, 2000 and 1999, respectively. Amortization of intangible assets charged to operations was $3.8 million and $235,000 during the quarters ended September 30, 2000 and 1999, respectively.

Other Income, Net

        In the second quarters of fiscal 2001 and 2000, other income, net, was $918,000 and $195,000, respectively, and is comprised primarily of interest earned on our cash and cash equivalents. In the first six months of fiscal 2001 and 2000, other income, net, was $1.9 million and $2.1 million, respectively. During fiscal 1996, we acquired an equity position in a privately held company. We realized gains of $225,000 and $1.9 million during the quarters ended June 30, 2000 and 1999, respectively, resulting from the sale of this investment. Interest income increased significantly in the three and six month periods ended September 30, 2000 as compared to the corresponding periods in the prior fiscal year due primarily to significantly higher average cash and cash equivalent balances. Other income, net, in the first six months of fiscal 2000 also included approximately $200,000 of losses realized on the sale of certain of our cash equivalent investments during the period.

Interest Expense

        Interest expense of $364,000 and $695,000 for the three month and six month periods ended September 30, 2000, respectively, is primarily comprised of interest charges associated with the convertible subordinated debentures issued in December 1999, as well as the amortization of the related debt discount and debt issuance costs. In addition, it includes approximately $32,000 of interest expense associated with lines of credit assumed as part of the U|Force acquisition.

Provision for Income Taxes

        The provision of $12,000 for the six months ended September 30, 2000 represents certain foreign taxes. There was no tax provision for the quarter ended September 30, 2000 or for the three and six month periods ended September 30, 1999 due to the net losses incurred.

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


Liquidity and Capital Resources

        As of September 30, 2000, we had cash and liquid investments totaling $43.2 million, representing a decrease of $5.4 million from March 31, 2000.

        Cash used in operations of approximately $10.1 million in the first six months of fiscal 2001 is primarily attributable to the net loss of $18.2 million, increases in prepaid expenses and other assets of approximately $3.1 million, decreases in accounts payable and deferred revenue of $926,000 and $349,000, and a net gain resulting from the sale of investments of $225,000. Cash used in operations was partially offset by an increase in other accrued liabilities of $601,000, and noncash items, including depreciation and amortization of $1.1 million, amortization of intangibles of $3.8 million, amortization of the debt discount of $370,000, stock compensation charge of $625,000 and a charge for purchased in-process research and development of $4.6 million. Cash used in operations of $862,000 in the first six months of fiscal 2000 is primarily attributable to the net loss of $13.2 million, decreases in deferred revenue and accounts payable of $2.5 million and $410,000, respectively, and a net gain resulting from the sale of investments of $1.7 million. Cash used in operations was partially offset by decreases in accounts receivable, net, and inventory of $4.3 million and $2.2 million, respectively, an increase in accrued compensation of $286,000, and noncash items, including a charge for purchased in-process research and development of $10.1 million and depreciation and amortization of $819,000.

        Cash provided by investing activities in the six months ended September 30, 2000 is primarily attributable to net proceeds from the disposition of our video monitoring business of $5.2 million and proceeds from the sale of a nonmarketable equity investment of $225,000, offset by capital expenditures of $2.5 million and net cash paid of $493,000 related to the acquisition of U|Force. Cash provided by investing activities in the six month period ended September 30, 1999 is primarily attributable to proceeds from the sale of a nonmarketable equity investment of $1.9 million, offset by capital expenditures of $627,000 and net cash paid of $120,000 related to the acquisition of Odisei.

        Cash provided by financing activities in the six month period ended September 30, 2000 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of the Company's common stock upon the exercise of employee stock options, offset by the repayment of certain debt obligations. Cash provided by financing activities in the six month period ended September 30, 1999 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of the Company's common stock upon the exercise of employee stock options, offset by loans to certain stockholders.

        At September 30, 2000, we had a line of credit totaling approximately $675,000, which expires in September 2001 and is subject to certain financial ratios. There have been no borrowings under this agreement.

        We believe that our current cash and cash equivalents, lines of credit, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months. However, we currently estimate that we will be required to raise additional financing at some point during calendar year 2001 and if we are unable to do so, our growth may be limited. We will be evaluating financing alternatives prior to that time. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition and results of operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial market risk includes risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors, and with our subcontract manufacturer for our Netergy Media Hub products, are denominated in U.S. dollars. We have subsidiaries in Europe and Canada, and as such we are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant, however, there can be no assurance that there will not be a material impact in the future.

Factors That May Affect Future Results

        The following factors should be considered in conjunction with the information in this Report on Form 10-Q.


WE HAVE A HISTORY OF LOSSES AND WE ARE UNCERTAIN AS TO OUR FUTURE PROFITABILITY

        We recorded an operating loss of approximately $19.4 million in the six month period ended September 30, 2000 and had an accumulated deficit of $71.9 million at September 30, 2000. In addition, we recorded operating losses for the fiscal years ended March 31, 2000 and 1999, respectively. We expect to continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.


WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO SUPPORT OUR GROWTH, AND FAILURE TO DO SO IN A TIMELY MANNER MAY CAUSE US TO DELAY OUR PLANS FOR GROWTH

        As of September 30, 2000, we had approximately $43.2 million in cash and cash equivalents. We believe that our current cash and cash equivalents, lines of credit, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months. However, we currently estimate that we will be required to raise additional financing at some point during calendar year 2001 and if we are unable to do so, our growth may be limited. We will be evaluating financing alternatives prior to that time. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition and results of operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.


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

-   variation in capital spending budgets of communications service providers;

-   the mix of products sold;

-   the management of inventory;

-   the level of international sales;

-   continued compliance with industry standards; and

-   general economic conditions.


        Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our semiconductor and Media Hub products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our semiconductor products will likely decrease for the foreseeable future. The market for IP telephony semiconductors is likely to be a high volume market characterized by commodity pricing. We will not be able to generate average selling prices or gross margins for our IP telephony semiconductors similar to those that we have historically commanded for our videoconferencing semiconductors. In addition, the gross margins for our Media Hub systems products are, and will likely continue to be, substantially lower than the gross margins for our videoconferencing semiconductors. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of which have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

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


THE LONG AND VARIABLE SALES AND DEPLOYMENT CYCLES FOR OUR IP TELEPHONY SOFTWARE PRODUCTS MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY

        Our IP telephony software products, including our Netergy iPBX, Unified Messaging and Service Life Cycle Environment (SLCE) products, have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on:

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

        Many of the potential customers for our Netergy iPBX and Unified Messaging products have requested that our products be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition and results of operations.


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

        The principal competitive factors in the market for IP telephony and videoconferencing semiconductors and firmware include product definition, product design, system integration, chip size, code size, functionality, time-to-market, adherence to industry standards, price and reliability. We have a number of competitors in this market including Analog Devices, Inc., AudioCodes Ltd., Broadcom Corporation, Conexant Systems, Inc., DSP Group, Inc., Lucent Technologies, Motorola, Inc., Philips Electronics NV, Texas Instruments/Telogy Networks, Inc., Mitel Semiconductor, Winbond Electronics Corporation, and Radvision Ltd. Certain of our competitors for IP telephony and videoconferencing semiconductors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

        Principle competitive factors in the market for VoIP media hub products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a limited number of system suppliers offering residential and small office VoIP media hub-like products, including Komodo Technology (which was acquired by Cisco Systems), Nx Networks and MCK Communications. We expect, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, our presence in the VoIP systems business may result in certain customers or potential customers perceiving us as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.


Netergy iPBX Server Software Market

        We compete with suppliers of traditional PBXs, Centrex equipment and newer generation IP-based solutions that seek to sell such products to telecommunication service providers, which in turn offer voice services to the Small Medium Enterprise (SME) marketplace. This market is rapidly shifting to a network centric, IP-based solutions model. New IP-based solutions are cannibalizing traditional markets due to increased efficiencies of IP technology, ability to integrate vertical services, lower costs, increases in return on investment (ROI), improved features sets and the requirement for rapid innovation. As an IP-based solution, the Netergy iPBX product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with best-of-class features from competitive products. This market is characterized by rapid technological change, intense competition and first mover advantage.

        The main competition includes Lucent Technologies, Nortel Networks, VocalData, Inc., VocalTec Communications, Inter-tel Inc. and several other providers of traditional and newer generation IP-based solutions. Although each of these companies is in competition with our iPBX product suite, all today provide solutions based on past-generation integrated solutions, whereas the ATS product suite and hosted iPBX establishes a new methodology for addressing an existing growth market. Directly competitive products targeted for general release in calendar year 2001 are currently under development at several pre-IPO startup companies, including BroadSoft, Inc. (which is being acquired by Unisphere Networks), Sylantro Systems, UniData Corporation, Tundo Corporation and Shoreline Communications.

        Principle competitive factors in the market for hosted iPBX solutions include product feature parity, interface design, product reliability, time-to-market, adherence to standards, price, functionality and IP network delivery/design. We believe that the market for iPBX solutions is currently in the initial adoption phase and that growth of the market will be driven by the ability of iPBX products to meet the advanced feature requirements of service providers and SME users, by the lower costs of IP-based solutions, and by a general trend toward the replacement of circuit-switched networks with packet switched ones.

Netergy Service Life Cycle Environment (SLCE) Software


        We compete with suppliers of traditional telecom AIN (Advanced Intelligent Networks - SS7) infrastructure and newer generation IP-based solutions that seek to sell such products to telecommunication service providers, which in turn offer voice, video and data services to the marketplace. This market is rapidly shifting to an IP-based solutions model. New IP-based solutions are cannibalizing traditional solutions due to increased efficiencies of IP technology, ability to integrate vertical services, lower costs, increases in return on investment (ROI), improved features sets and the requirement for rapid innovation. As an IP-based solution, the Netergy SLCE product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with best-of-class features from competitive products. This market is characterized by rapid technological change, intense competition and first mover advantage.

        The main competition includes Lucent, Nortel Networks, Tekelec, Alcatel and several other providers of traditional and newer generation IP-based solutions. Although each of these companies is in competition with our SLCE product suite, all today provide solutions based on past-generation integrated solutions, whereas the SLCE product suite establishes a new methodology for addressing the existing market and the new emerging IP services market. Directly competitive products targeted for general release in calendar year 2001 are currently under development at several pre-IPO startup companies, including Ubiquity Software Corporation, Pagoo, dynamicsoft, Inc., Sylantro Systems, and LongBoard, Inc.

        Principle competitive factors in the market for the SLCE solutions include product feature parity, interface design, product reliability, time-to-market, adherence to standards, price, functionality and IP network delivery/design. We believe that the market for SLCE solutions is currently in the initial adoption phase and that growth of the market will be driven by the ability of SLCE type products to meet the advanced feature requirements of service providers and vertical systems integrators, by the lower costs of IP-based solutions, and by a general trend toward the replacement of circuit-switched networks with packet-switched networks.


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


THE PRIMARY MARKET WE HAVE IDENTIFIED FOR OUR IP TELEPHONY SOFTWARE PRODUCTS, THE EMERGING TELECOMMUNICATIONS SERVICE PROVIDERS MARKET, MAY REDUCE OR DISCONTINUE ITS CURRENT LEVELS OF CAPITAL INVESTMENT WHICH WOULD IMPACT OUR ABILITY TO INCREASE OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY

        The market for the services provided by telecommunications service providers who compete against traditional telephone companies has only begun to emerge, and many of these service providers are still building their infrastructure and rolling out their services. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunications service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our customers or potential customers are forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations. In addition, many of the industries in which telecommunications service providers operate have recently experienced consolidation. The loss of one or more of our current or potential telecommunications service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently have a material adverse effect on our business, financial condition and results of operations.


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

        Historically, a significant portion of our sales have been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended September 30, 2000 and 1999, respectively, accounted for approximately 51% and 49%, respectively, of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2000 and 1999 accounted for 35% and 40%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, all of our license and other revenues are nonrecurring.


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


INABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY OR INFRINGEMENT BY US OF A THIRD PARTY'S PROPRIETARY TECHNOLOGY WOULD DISRUPT OUR BUSINESS

        We rely in part on trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and abroad. We currently hold 14 United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures and memory architecture technology, and have a number of United States and foreign patent applications pending. We cannot predict whether such patent applications will result in an issued patent. We may not be able to protect our proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited) and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results.

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


OUR PRODUCTS MUST COMPLY WITH INDUSTRY STANDARDS AND FCC REGULATIONS, AND CHANGES MAY REQUIRE US TO MODIFY EXISTING PRODUCTS

        In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. IP telephony products rely heavily on standards such as H.323, Session Initiation Protocol (SIP), Megaco and Media Gateway Control Protocol (MGCP) to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. Furthermore, the industry has had difficulty achieving true multivendor interoperability for highly complex standards such as H.323. We also must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business and operating results.


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


OUR ACQUISITION OF U|FORCE AND ANY FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION

        We announced our intention to acquire U|Force on May 19, 2000 and closed the transaction on June 30, 2000. There are significant risks associated with the assimilation and integration of U|Force, including:

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


        If we are unable to successfully integrate U|Force or to create new or enhanced products, we may not achieve the anticipated benefits from the acquisition. If we fail to achieve the anticipated benefits from the acquisition, we may incur increased expenses, experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if any significant number of U|Force employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisition.


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


WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH SUBJECTS US TO RISKS THAT COULD CAUSE OUR OPERATING RESULTS TO DECLINE

        Sales to customers outside of the North America represented 55%, 47% and 43% of total revenues in the six months ended September 30, 2000 and the fiscal years ended March 31, 2000 and 1999, respectively. Specifically, sales to customers in the Asia Pacific region represented 30%, 24% and 26% of our total revenues in the six months ended September 30, 2000 and for the fiscal years ended March 31, 2000 and 1999, respectively, while sales to customers in Europe represented 25%, 23% and 17% of our total revenues for the same periods, respectively.

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


PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        On June 30, 2000, in connection with our acquisition U|Force Inc., we issued 1,447,523 shares of common stock. In addition, we issued securities of Canadian entities that are exchangeable for 2,107,780 shares of our common stock. These securities were issued in reliance upon an exemption from registration provided by Regulation S adopted pursuant to the Securities Act of 1933, as amended, based on representations from the securities holders that they are non-U.S. persons within the meaning of Regulation S.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 2000 Annual Meeting of Stockholders was held on August 14, 2000 at the Company's principal executive offices in Santa Clara, California. At the meeting, 20,065,433 shares of the Company's common stock, and one share of preferred stock, designated as Special Voting Stock, having a total of 1,231,864 votes, were present in person or by proxy. The number of votes present in person or by proxy represented approximately 80% of eligible votes associated with outstanding votable securities.

        (a) Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:

Name of Nominee                       Votes Cast For         Votes Withheld
---------------                       --------------         --------------
Lee Camp                                20,958,417               338,880

Dr. Bernd Girod                         20,956,110               341,187

Ret. Maj. Gen. Guy L. Hecker            20,961,450               335,847

Christos Lagomichos                     20,963,925               333,372

Joe Markee                              20,961,340               335,957

William Tai                             20,963,225               334,072

Dr. Paul Voois                          20,949,730               347,567


    (b) The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ended March 31, 2001 was approved by the stockholders with 20,014,297 voting in favor, 36,305 voting against and 14,831 abstaining.

    (c) The amendment to the Company's Restated Certificate of Incorporation, as amended, to change the Company's name to "Netergy Networks, Inc." was approved by the stockholders with 21,189,104 voting in favor, 93,944 voting against and 14,249 abstaining.

    (d) The amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000 was approved by the stockholders with 20,481,217 voting in favor, 769,330 voting against and 46,750 abstaining.

    (e) The amendment to the Company's 1996 Stock Option Plan (the "Plan") to increase the number of shares of common stock authorized for issuance over the term of the Plan by an additional 2,000,000 shares was approved by the stockholders with 9,862,171 voting in favor, 835,709 voting against, 29,983 abstaining and 10,569,434 not voted.

    (f) The amendment of the Company's 1996 Director Option Plan (the "Director Plan") to (i) increase the aggregate number of shares of common stock authorized for issuance under such plan by 350,000 shares, from 150,000 shares to 500,000 shares and (ii) provide for an increase in the number of shares granted pursuant to non-discretionary option grants under the Director Plan was approved by the stockholders with 9,834,512 voting in favor, 797,125 voting against, 96,226 abstaining and 10,569,434 not voted.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index.

(b)   Reports on Form 8-K.

        On September 12, 2000, we filed an amendment to our Current Report on Form 8-K dated May 19, 2000 reporting the completion of our agreement to acquire U|Force, Inc.


SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 13, 2000.

        NETERGY NETWORKS, INC.

        By: /s/ DAVID STOLL
        ----------------------------------
        David Stoll
        Chief Financial Officer and Vice President of Finance
        (Principal Financial and Accounting Officer)



EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE

27.1+          Financial Data Schedule.

        All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.