Form 10-Q
period 2000-12-31
NETERGY NETWORKS INC
filed 2001-02-14
CIK 1023731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                 (408) 727-1885

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock outstanding as of February 9, 2001 was 25,673,243.


The exhibit index begins on page 35.

                             NETERGY NETWORKS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----
Item 1.  Financial Statements
        Condensed Consolidated Balance Sheets at
            December 31, 2000 and March 31, 2000.....................................      1

        Condensed Consolidated Statements of Operations
            for the three and nine months ended December 31, 2000 and 1999...........      2

        Condensed Consolidated Statements of Cash Flows
            for the nine months ended December 31, 2000 and 1999.....................      3

        Notes to Unaudited Condensed Consolidated Financial Statements...............      4

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................................     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................     22

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................     35

Signatures...........................................................................     35

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             NETERGY NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                December 31,     March 31,
                                                    2000            2000
                                                 ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents ...............      $  34,443       $  48,576
  Accounts receivable, net ................          2,174           2,394
  Inventory ...............................          1,481           1,367
  Prepaid expenses and other assets .......          3,174           1,043
                                                 ---------       ---------

    Total current assets ..................         41,272          53,380

Property and equipment, net ...............          7,645           2,687
Intangibles and other assets ..............         36,874           3,136
Deferred debt issuance costs ..............            564             780
                                                 ---------       ---------

                                                 $  86,355       $  59,983
                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................      $   2,500       $   1,887
  Accrued compensation ....................          2,599           2,154
  Accrued warranty ........................            559             694
  Deferred revenue ........................          5,823             731
  Other accrued liabilities ...............          1,875           1,629
                                                 ---------       ---------

     Total current liabilities ............         13,356           7,095

  Long-term debt ..........................            717              --
  Convertible subordinated debentures .....          6,053           5,498
                                                 ---------       ---------

     Total liabilities ....................         20,126          12,593
                                                 ---------       ---------

Stockholders' equity:
  Common stock ............................             27              23
  Additional paid-in capital ..............        150,414         101,559
  Notes receivable from stockholders ......             (1)            (69)
  Deferred compensation ...................           (463)           (376)
  Cumulative translation adjustment .......             30              --
  Accumulated deficit .....................        (83,778)        (53,747)
                                                 ---------       ---------
Total stockholders' equity ................         66,229          47,390
                                                 ---------       ---------
                                                 $  86,355       $  59,983
                                                 =========       =========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             NETERGY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                    December 31,                      December 31,
                                                               2000             1999             2000             1999
                                                            ----------       ----------       ----------       ----------
Product revenues .....................................      $    2,388       $    4,941       $    9,962       $   15,715
License and other revenues ...........................           1,063            1,297            2,758            3,127
Service revenues .....................................             653               --            1,099               --
                                                            ----------       ----------       ----------       ----------
    Total revenues ...................................           4,104            6,238           13,819           18,842
                                                            ----------       ----------       ----------       ----------
Cost of product revenues .............................           1,175            1,937            3,968            6,678
Cost of license and other revenues ...................              85               56              196              114
Cost of service revenues .............................             688               --            1,127               --
                                                            ----------       ----------       ----------       ----------
    Gross profit .....................................           2,156            4,245            8,528           12,050
                                                            ----------       ----------       ----------       ----------
Operating expenses:
    Research and development .........................           4,868            2,854           13,870            8,137
    Selling, general and administrative ..............           4,497            3,545           12,924           10,918
    In-process research and development ..............              --               --            4,563           10,100
    Amortization of intangibles ......................           3,612              189            7,375              424
                                                            ----------       ----------       ----------       ----------
       Total operating expenses ......................          12,977            6,588           38,732           29,579
                                                            ----------       ----------       ----------       ----------
Loss from operations .................................         (10,821)          (2,343)         (30,204)         (17,529)
Other income, net ....................................             460              156            2,354            2,232
Interest expense .....................................            (393)             (47)          (1,088)             (47)
                                                            ----------       ----------       ----------       ----------
Loss before provision for income taxes ...............         (10,754)          (2,234)         (28,938)         (15,344)
Provision for income taxes ...........................              --               --               12               66
                                                            ----------       ----------       ----------       ----------
Net loss before cumulative effect of change in
    accounting principle .............................         (10,754)          (2,234)         (28,950)         (15,410)
Cumulative effect of change in accounting principle ..          (1,081)              --           (1,081)              --
                                                            ----------       ----------       ----------       ----------
Net loss .............................................      $  (11,835)      $   (2,234)      $  (30,031)      $  (15,410)
                                                            ==========       ==========       ==========       ==========

Net loss before cumulative effect of change in
    accounting principle per basic and diluted share .      $    (0.42)      $    (0.12)      $    (1.19)      $    (0.88)
Cumulative effect of change in accounting principle ..           (0.05)              --            (0.05)              --
                                                            ----------       ----------       ----------       ----------
Net loss per basic and diluted share .................      $    (0.47)      $    (0.12)      $    (1.24)      $    (0.88)
                                                            ==========       ==========       ==========       ==========
Shares used in per share calculation:
    Basic and diluted ................................          25,337           18,035           24,281           17,421
                                                            ==========       ==========       ==========       ==========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             NETERGY NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                        Nine months ended
                                                                           December 31,
                                                                       2000             1999
                                                                    ----------       ----------
Cash flows from operating activities:
   Net loss ..................................................      $  (30,031)      $  (15,410)
Adjustment to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization .........................           1,778              886
       Stock compensation expense ............................             716               87
       Cumulative effect of change in accounting principle ...           1,081               --
       Amortization of debt discount .........................             555               --
       Amortization of intangibles ...........................           7,375              424
       Purchased in-process research and development .........           4,563           10,100
       Gain on sale of investments, net ......................            (225)          (1,687)
       Other .................................................              57               --
Net effect of changes in assets and liabilities, net of
  businesses acquired ........................................          (1,653)           3,265
                                                                    ----------       ----------
      Net cash used in operating activities ..................         (15,784)          (2,335)
                                                                    ----------       ----------
Cash flows from investing activities:
   Purchases of property and equipment .......................          (5,463)            (950)
   Proceeds from sale of nonmarketable equity investment .....             225            1,880
   Cash paid for acquisitions, net ...........................            (553)            (133)
   Proceeds from disposition of business, net ................           5,160               --
                                                                    ----------       ----------
      Net cash (used in) provided by investing activities ....            (631)             797
                                                                    ----------       ----------
Cash flows from financing activities:
   Long-term debt repayment ..................................            (174)              --
   Proceeds from issuance of common stock ....................           2,396              577
   Proceeds from issuance of convertible subordinated
     debentures ..............................................              --            7,500
   Debt issuance costs .......................................              --             (556)
   Loan to stockholders ......................................              --              (76)
   Repurchase of common stock ................................              --              (10)
   Repayment of notes receivable from stockholders ...........              60               74
                                                                    ----------       ----------
       Net cash provided by financing activities .............           2,282            7,509
                                                                    ----------       ----------
Net (decrease) increase in cash and cash equivalents .........         (14,133)           5,971
Cash and cash equivalents at the beginning of the period .....          48,576           15,810
                                                                    ----------       ----------
Cash and cash equivalents at the end of the period ...........      $   34,443       $   21,781
                                                                    ==========       ==========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             NETERGY NETWORKS, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS

        Netergy Networks, Inc. (the "Company" or "Netergy") was incorporated in California in February 1987. In December 1996, the Company was reincorporated in Delaware and in August 2000 the Company officially changed its name from 8x8, Inc. to Netergy Networks, Inc.

        The Company is a provider of Internet Protocol (IP) network services solutions and embedded network appliance technology for converged voice and data networks. Additionally, the Company markets embedded technology for videoconferencing applications. The Company markets its IP network service solutions to both telecommunications equipment manufacturers and to emerging communications service providers. The Company markets its embedded network appliance technology products mainly to telecommunications equipment manufacturers, while embedded video technology products are marketed primarily to videoconferencing equipment manufacturers.

        In addition, until May 19, 2000, the Company developed and marketed remote video monitoring systems to dealers and distributors of security products. See Note 6 regarding the sale of net assets and the license of certain related technologies associated with the Company's video monitoring business.


2. BASIS OF PRESENTATION

        Effective as of December 19, 2000, the Company approved a change in its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on March 31. Additionally, each fiscal quarter will end on the last day of the last month of each calendar quarter. Since the Company enacted this change during fiscal 2001, the quarter end dates for the first three quarters of fiscal 2001 were June 29, 2000, September 28, 2000 and December 31, 2000. The Company's fiscal year end will be March 31, 2001.

        Fiscal 2001 will be 52 weeks and 2 days, while fiscal 2000 was a 53 week year. The three and nine month periods ended December 31, 2000 included 13 weeks and 3 days, and 39 weeks and 3 days of operations, respectively. The three and nine month periods ended December 31, 1999 included 13 and 40 weeks of operations, respectively. For purposes of these condensed consolidated financial statements, we have indicated our fiscal year as ending on March 31 and our interim periods as ending on December 31.

        The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2000. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments except for acquired in-process research and development, and other non-recurring charges as discussed in Notes 7 and 9) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended March 31, 2000, including notes thereto, included in our fiscal 2000 Annual Report on Form 10-K.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

        The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.


3. BALANCE SHEET DETAIL

    (in thousands)

                               December 31,    March 31,
                                  2000            2000
                               ----------      ----------
Inventory:
   Raw materials ........      $      392      $       65
   Work-in-process ......             755             797
   Finished goods .......             334             505
                               ==========      ==========
                               $    1,481      $    1,367
                               ==========      ==========


4.  NET LOSS PER SHARE

        Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common and vested, unrestricted Exchangeable Shares (see Note 7) outstanding during the period (denominator). Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of common stock options, convertible subordinated debentures, warrants and unvested, restricted common stock and Exchangeable Shares having a dilutive effect. The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective three and nine month periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                         December 31,
                                                 --------------------------
                                                    2000            1999
                                                 ----------      ----------
Common stock options ......................           8,411           4,163
Convertible subordinated debentures .......             638           1,300
Warrants ..................................             701           1,430
Unvested restricted common stock ..........              57             501
Unvested restricted Exchangeable Shares ...           1,045              --
                                                 ----------      ----------
                                                     10,852           7,394
                                                 ==========      ==========

5. COMPREHENSIVE LOSS

        Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, the primary differences between net loss and comprehensive loss are gains and losses on short-term investments classified as available-for-sale and cumulative translation adjustments resulting from exchange rate gains and losses. Comprehensive losses for the current reporting and comparable periods in the prior year are as follows (in thousands):

                                                  Three Months Ended                Nine Months Ended
                                                      December 31,                      December 31,
                                                  2000             1999            2000             1999
                                              ----------       ----------       ----------       ----------
Net loss, as reported ..................      $  (11,835)      $   (2,234)      $  (30,031)      $  (15,410)
Unrealized gain on investments .........              --               --               --              193
Cumulative translation adjustments .....              20               --               30               --
                                              ----------       ----------       ----------       ----------
Comprehensive loss .....................      $  (11,815)      $   (2,234)      $  (30,001)      $  (15,217)
                                              ==========       ==========       ==========       ==========


6. DISPOSITION OF VIDEO MONITORING BUSINESS

        On May 19, 2000, the Company entered into an Asset Purchase Agreement with Interlogix, Inc. ("Interlogix") providing for the sale of certain assets comprising the Company's video monitoring business (the "Business") to Interlogix. The assets sold included certain accounts receivable, inventories, technical information, machinery, equipment, contract rights, intangibles, records and supplies. Concurrently with the execution of the Asset Purchase Agreement, the Company and Interlogix entered into a Technology License Agreement ("The License Agreement") providing for the licensing of certain related intellectual property to Interlogix, a Development Agreement providing Interlogix continuing rights in certain products to be developed by the Company, a Transition Services Agreement providing for certain services to be rendered by the Company to Interlogix in respect of the Business, and a Supply Agreement providing for the continuing sale of certain products to Interlogix by the Company. The aggregate purchase price paid by Interlogix was approximately $5.2 million in cash.

        At December 31, 2000, the Company's continuing obligations under the above noted agreements include (1) providing future updates and upgrades to the licensed technology, if any, over the initial three-year term of the License Agreement, (2) certain warranty obligations related to video monitoring products manufactured prior to May 19, 2000, and (3) certain potential obligations ("The Development Obligations") under the Development Agreement. Upon satisfactory completion of the Development Obligations, the Company will commence recognition of the resulting net gain of approximately $3.9 million, which is included in deferred revenue at December 31, 2000, over the remaining term of the License Agreement.


7. ACQUISITION OF U|FORCE

        The Company's condensed consolidated financial statements reflect the acquisition of U|Force Inc., a developer of IP-based software applications (such as unified messaging) and a provider of professional services, based in Montreal, Canada. U|Force is also developing a Java-based open service creation environment (SLCE) that is being designed to allow telecommunication service providers to develop, deploy and manage telephony applications and services to their customers. The Company closed the acquisition of U|Force on June 30, 2000 for a total purchase price of $46.8 million in a transaction to be accounted for as a purchase. The Company issued or will issue 3,555,303 shares of Netergy Networks common stock, with a fair value of approximately $38.0 million, for all of the outstanding stock of U|Force. The share total is comprised of 1,447,523 shares issued at closing of the acquisition and 2,107,780 shares that will be issued upon the exchange or redemption of the exchangeable shares (the "Exchangeable Shares") of Canadian entities held by former shareholders or indirect owners of U|Force stock. All of the Exchangeable Shares are held by U|Force employees and are subject to certain restrictions, including the Company's right to repurchase the Exchangeable Shares if an employee departs prior to vesting. See Note 10 "Subsequent Events" regarding the repurchase of certain of the Exchangeable Shares in January 2001. In addition, the Company agreed to create a Special Voting Share that provides holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible. The common stock was valued using the Company's average stock price on May 19, 2000, the date the merger agreement was announced, including the prices of the stock four days before and four days after the announcement. The average price was $10.70. Netergy Networks also assumed outstanding stock options to purchase 1,023,898 shares of common stock for which the Black-Scholes option-pricing model value of approximately $6.6 million was included in the purchase price. Direct transaction costs related to the merger were approximately $743,000. Additionally, the Company advanced $1.5 million to U|Force upon signing the agreement, but prior to the close of the transaction. This amount was accounted for as part of the purchase price.

        The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of U|Force's assets and liabilities, which we believe approximates their fair value. In addition, the Company engaged an independent appraiser to value the intangible assets, including amounts allocated to U|Force's in-process research and development. The in-process research and development relates to U|Force's initial products, Unified Messaging and the open service creation environment (the "SLCE"), for which technological feasibility has not been established. The estimated percentage complete for the Unified Messaging and SLCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Development of the above noted technologies remains a significant risk to the Company due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring the product to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired. The resulting estimated net cash flows have been discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired U|Force in-process research and development, which was expensed in the second quarter of fiscal 2001, is approximately $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement and workforce are being amortized on a straight-line basis over three, three and two years, respectively.

     The allocation of the purchase price is as follows (in thousands):

In-process research and development           $    4,563
Distribution agreement                             1,053
Workforce                                          1,182
U|Force net tangible assets                        1,801
Goodwill                                          38,231
                                              ----------
                                              $   46,830
                                              ==========

        The consolidated results of the Company include the results of the operations of U|Force from the date of the acquisition, i.e., June 30, 2000, the beginning of our second quarter of fiscal 2001. Had the acquisition of U|Force taken place as of the beginning of the current fiscal year, the Company's pro forma revenue, net loss, and net loss per share would have been $14.3 million, $35.0 million and $1.41, respectively.

8. SEGMENT REPORTING

        Due to a change in the Company's organizational structure during its second quarter of fiscal 2000, the Company determined that it had two reportable segments, Broadband Communications and Video Monitoring, as defined by Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The Broadband Communications segment was comprised of revenues and direct expenses associated with sales of the Company's products, licensed software and professional services focused on the IP telephony and videoconferencing markets. The Video Monitoring segment was comprised of revenues and direct expenses associated with sales of the Company's products focused on the video monitoring market. However, due to the sale of the Company's video monitoring business effective May 19, 2000, as discussed above in Note 6, the Company now only has one reportable operating segment.

        Additionally, in December 2000 the Company formed a new subsidiary, Netergy Microelectronics, Inc. ("NME") and began to develop a new management structure for this entity. The Company intends to move its semiconductor business into NME. The semiconductor product line includes video and voice over Internet Protocol ("VoIP") processors as well as embedded software and system reference designs. As of December 31, 2000, the entity had not been funded, nor did it have any significant operations or a separate internal reporting structure. Therefore, this segment has not been separately disclosed in these unaudited condensed consolidated financial statements. However, the results of this segment will be separately presented in future periods, in accordance with FAS 131.

        The following illustrates net revenues by groupings of similar products (in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                       December 31,                  December 31,
                                                    2000           1999           2000           1999
                                                 ---------      ---------      ---------      ---------
Videoconferencing semiconductors ..........      $   1,600      $   2,810      $   7,559      $   8,054
IP telephony semiconductors ...............            652              -            967              5
IP systems ................................            101            131            482            230
Video monitoring systems ..................             --          1,574            919          4,474
Consumer videophone systems ...............             35            426             35          2,952
                                                 ---------      ---------      ---------      ---------
   Total product revenues .................          2,388          4,941          9,962         15,715

Videoconferencing software and royalties ..            782          1,164          1,946          2,977
Video monitoring software .................             --             --             44             --
IP telephony software .....................            281            133            768            150
                                                 ---------      ---------      ---------      ---------
   Total license and other revenues .......          1,063          1,297          2,758          3,127

Professional services .....................            653             --          1,099             --
                                                 ---------      ---------      ---------      ---------
    Total revenues ........................      $   4,104      $   6,238      $  13,819      $  18,842
                                                 =========      =========      =========      =========


        Revenue recognized from two customers represented approximately 13% and 12% of our current quarter revenue, respectively. No customer represented 10% or more of our total revenues for the nine month period ended December 31, 2000. No customer represented 10% or more of our total revenues for the quarter or nine month period ended December 31, 1999.


9. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In November 2000, the Emerging Issues Task Force reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The Securities and Exchange Commission ("SEC") required companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the "accounting conversion price" method to securities issued after May 21, 1999. Accordingly, the Company recorded a $1.1 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with the convertible subordinated debentures and related warrants issued in December 1999. The Company has presented the charge in the Condensed Consolidated Statement of Operations as a cumulative effect of a change in accounting principle as required by the SEC.

10. SUBSEQUENT EVENTS

        On January 30, 2001, the Company repurchased 841,900 unvested Exchangeable Shares at an average price of $0.55 per share. Such Exchangeable Shares were initially issued to former employees of U|Force as part of the acquisition of U|Force discussed in Note 7 and were repurchased as a result of the employees' departure from the Company in January 2001.

        On February 9, 2001, the Company announced that it would be implementing a plan to restructure its operations in Canada. As part of this plan, the Company will be reducing employee headcount in Canada by approximately 44 employees by closing its facility in Hull, Quebec and reducing headcount in its Montreal office. The Company expects to record a restructuring charge in the quarter ended March 31, 2001 related to this plan. The charge will include the cost of severance obligations related to terminated employees as well as certain facilities costs. In addition, the Company is also expected to record charges attributable to asset impairments. The Company has not yet determined the amounts of such charges.


11. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required to adopt FAS 133 in its first quarter of fiscal 2002 pursuant to the issuance of FAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of FAS 133 by one year. In June 2000, the FASB issued FAS No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 138 amends certain terms and conditions of FAS 133. The Company does not expect that the adoption of FAS 133 or FAS 138 will have a material impact on its consolidated financial statements.

        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position or results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 by no later than the fiscal quarter ended March 31, 2001. The Company has reviewed SAB 101 and believes it should not have a significant impact on its revenue recognition practices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, estimates, intentions or strategies regarding: the issuance of equity to former shareholders of U|Force; assumptions made in connection with valuing in-process research and development assets of U|Force; our plans to restructure our Canadian operations and charges that we may incur as a result of the restructuring; decreasing gross profit as a percentage of revenue; the likelihood of significant price competition in our markets; our plans to allocate substantial resources to research and development; higher sales and administrative costs; the sufficiency of our cash position and the need to raise additional capital; future operating losses; the need to generate significant revenue growth; the dependency of future profitability on market acceptance of our IP telephony products; whether the IP telephony semiconductor market will be high volume with commodity pricing; and competition, declining average selling price and rapid technological change in our various product markets. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q.

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

        In an effort to expand the available market for our multimedia communication products, and to capitalize on our vertically integrated technology, we began developing low-cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. Over the next two years, we became a leading manufacturer of consumer videophones. However, in 1999 we determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. Therefore, we announced in April 1999 that we would cease production of the ViaTV product line and withdraw from our ViaTV distribution channels over the subsequent several quarters, resulting in a charge of $5.7 million related to the write off of ViaTV inventories. We completed the exit from the consumer videophone business during fiscal 2000, and we expect no further revenues from ViaTV products.

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

        In May 1999, we acquired Odisei S.A., a privately held developer of IP telephony software based in Sophia Antipolis, France. We have leveraged the acquisition of Odisei to develop and market IP telephony solutions to communication service providers such as competitive local exchange carriers (CLECs). In March 2000, we announced our Netergy Advanced Telephony System
(ATS), an all-IP hosted iPBX solution that is being designed to allow service providers to offer dial tone and advanced private branch exchange (PBX) services to business customers over any broadband IP connections. The ATS makes use of our embedded IP telephony products, including the Netergy Media Hub, semiconductors and embedded IP telephony software.

        Our condensed consolidated financial statements reflect the acquisition of U|Force Inc., a developer of IP-based software applications (such as unified messaging) and a provider of professional services, based in Montreal, Canada. We closed the acquisition of U|Force on June 30, 2000 for a total purchase price of $46.8 million in a transaction to be accounted for as a purchase. We issued or will issue 3,555,303 shares of Netergy common stock, with a fair value of approximately $38.0 million, for all of the outstanding stock of U|Force.

        On February 9, 2001, we announced that we would be implementing a plan to restructure our operations in Canada. As part of this plan, we will be reducing employee headcount in Canada by approximately 44 employees by closing our facility in Hull, Quebec and reducing headcount in our Montreal office. We expect to record a restructuring charge in the quarter ended March 31, 2001 related to this plan. The charge will include the cost of severance obligations related to terminated employees as well as certain facilities costs. In addition, we also expect to record charges attributable to asset impairments. We have not yet determined the amounts of such charges, but they are expected to be material to the results of operations and cash flows for the quarter and fiscal year ended March 31, 2001.

        The purchase price has been allocated to tangible assets acquired and liabilities assumed based on the book value of U|Force's assets and liabilities, which we believe approximates their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to U|Force's in-process research and development. The in-process research and development relates to U|Force's initial products, Unified Messaging and the open service creation environment (the "SLCE"), for which technological feasibility has not been established. The estimated percentage complete for the Unified Messaging and SLCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. However, development of the above noted technologies remains a significant risk due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring the product to market in a timely manner could adversely affect sales and profitability of the combined company in the future. Additionally, the value of other intangible assets acquired may become impaired. The resulting estimated net cash flows have been discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on a preliminary appraisal, the value of the acquired U|Force in-process research and development, which was expensed in the second quarter of fiscal 2001, is approximately $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed has been allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement and workforce are being amortized on a straight-line basis over three, three and two years, respectively.

     The allocation of the purchase price is as follows (in thousands):

In-process research and development              $    4,563
Distribution agreement                                1,053
Workforce                                             1,182
U|Force net tangible assets                           1,801
Goodwill                                             38,231
                                                 ----------
                                                 $   46,830
                                                 ==========

        Lastly, in August 2000 we officially changed our name to Netergy Networks, Inc. The name change reflects our strategic transition to the IP telephony market.

RESULTS OF OPERATIONS

        The following table sets forth consolidated statement of operations data expressed as percentages of total revenue for the three and nine month periods ended December 31, 2000 and 1999, respectively. Cost of revenues are presented as a percentage of each respective revenue category.


                                                                Three Months Ended            Nine Months Ended
                                                                    December 31,                  December 31,
                                                                  2000           1999           2000           1999
                                                              --------       --------       --------       --------
Product revenues .......................................            58%            79%            72%            83%
License and other revenues .............................            26%            21%            20%            17%
Service revenues .......................................            16%            --              8%            --
                                                              --------       --------       --------       --------
    Total revenues .....................................           100%           100%           100%           100%

Cost of product revenues ...............................            49%            39%            40%            42%
Cost of license and other revenues .....................             8%             4%             7%             4%
Cost of service revenues ...............................           105%            --            103%            --
                                                              --------       --------       --------       --------
    Gross profit .......................................            53%            68%            62%            64%
                                                              --------       --------       --------       --------

Operating expenses:
    Research and development ...........................           119%            46%           100%            43%
    Selling, general and administrative ................           110%            57%            94%            58%
    In-process research and development ................            --             --             33%            54%
    Amortization of intangibles ........................            88%             3%            53%             2%
                                                              --------       --------       --------       --------
       Total operating expenses ........................           317%           106%           280%           157%
                                                              --------       --------       --------       --------

Loss from operations ...................................          (264)%          (38)%         (218)%          (93)%
Other income, net ......................................            11%             2%            17%            12%
Interest expense .......................................           (10)%           --             (8)%           --
                                                              --------       --------       --------       --------
Loss before provision for income taxes .................          (263)%          (36)%         (209)%          (81)%
Provision for income taxes .............................            --             --              0%             0%
                                                              --------       --------       --------       --------
Net loss before cumulative effect of change in
    accounting principle ...............................          (263)%          (36)%         (209)%          (81)%
Cumulative effect of change in accounting principle ....           (26)%           --             (8)%           --
                                                              --------       --------       --------       --------
Net loss ...............................................          (289)%          (36)%         (217)%          (81)%
                                                              ========       ========       ========       ========


        The following discussion should be read in conjunction with our Condensed Consolidated Statements of Operations and the notes thereto:

Revenues

        Total product revenues decreased by $2.5 million, or 52%, in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, and decreased by $5.8 million, or 37%, in the first nine months of fiscal 2001 as compared to the same period in the prior year. The decrease in current quarter and year-to-date product revenues was due primarily to significantly lower ViaTV product revenue, resulting from our decision in fiscal 1999 to exit the consumer videophone market, a decrease in video monitoring product revenues due to the sale of our video monitoring business on May 19, 2000, and lower average selling prices on sales of our videoconferencing semiconductors. These decreases were partially offset by increases in unit shipments of our IP telephony semiconductor products.

        License and other revenues consist of technology licenses, including royalties required under such licenses, and nonrecurring engineering fees for services performed by us for our customers. License and other revenues decreased by approximately $234,000 in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, and decreased by $369,000 in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000. The decrease in current quarter and year-to-date license and other revenues was due to a decrease in licensing activities associated with our videoconferencing technology, and was partially offset by an increase in IP telephony license revenues related to the sale of Netergy ATS evaluation systems and the license of our Veracity software.

        Service revenue represents a new source of revenue resulting from the acquisition of U|Force's professional services organization during the second quarter of fiscal 2001.

        Revenue recognized from two customers represented approximately 13% and 12% of our current quarter revenue, respectively. No customer represented 10% or more of our total revenues for the nine month period ended December 31, 2000. No customer represented 10% or more of our total revenues for the quarter or the nine-month period ended December 31, 1999.

        Revenues derived from customers outside of the North America as a percentage of total revenue are indicated on the chart below:

                                   Three Months Ended               Nine Months Ended
                                      December 31,                     December 31,
                                 2000             1999             2000             1999
                              ----------       ----------       ----------       ----------
Asia Pacific                          31%              25%              24%              21%
Europe                                32%              27%              26%              24%
                              ----------       ----------       ----------       ----------
     Total                            63%              52%              50%              45%
                              ==========       ==========       ==========       ==========


Cost of Revenues and Gross Profit

        The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues was approximately

$1.2 million for the quarter ended December 31, 2000 and $3.0 million for the quarter ended December 31, 1999. Product gross margin decreased from 61% in the quarter ended December 31, 1999, to 51% in the current quarter. This decrease in product gross margins was primarily due to better than expected ViaTV unit sales and related selling prices realized during the quarter ended December 31, 1999; and realizing a larger percentage of total product revenues from sales of IP telephony semiconductors, which have lower gross margins than those historically realized on our videoconferencing semiconductors, during the quarter ended December 31, 2000.

        Gross profit from product revenues decreased from $9.0 million for the nine month period ended December 31, 1999, to $6.0 million during the same period of the year 2000. Gross margin, however, increased slightly from approximately 58% to 60%. The lower gross profit during the nine months ended December 31, 2000 is due primarily to lower overall product revenues during the period.

        Gross profit from license and other revenues, all of which are considered nonrecurring, was $1.0 million for the quarter ended December 31, 2000, and $1.2 million in the quarter ended December 31, 1999. The gross margin decreased from 96% during the three months ended December 31, 1999 to 92% in the same quarter of the current fiscal year. During the nine-month periods ended December 31, 2000 and 1999, gross profit from license and other revenue decreased to approximately $2.6 million from $3.0 million. Gross margin decreased from 96% during the nine months ended December 31, 1999 to 93% in the same period of the current fiscal year. For both the quarter and nine months ended December 31, 2000, overall margins were impacted slightly due to an increase in licenses of iPBX software evaluation systems. Such evaluation systems revenues have lower margins than our historical license and other revenues. There can be no assurance that we will receive any revenues from such license and other revenue sources in the future.

        Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, the utilization levels of our professional services resources, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our videoconferencing semiconductor products will likely decrease for the foreseeable future. Because the market is emerging, the average selling price for IP telephony semiconductors and Netergy Media Hubs is uncertain. We may not be able to attain average selling prices for IP telephony semiconductors similar to those of our historical videoconferencing semiconductors. If average selling prices for IP telephony semiconductors are lower, gross margins will be lower than our historical gross margins, unless costs for IP telephony semiconductors are also proportionately lower. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses increased by $2.0 million in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, and increased by approximately $5.7 million in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000.

        Higher research and development expenses during the three months ended December 31, 2000, as compared to the comparable period in the prior year, primarily reflect increases in personnel, partly through the acquisition of U|Force, and higher depreciation and maintenance expenses as a result of increased purchases of lab equipment and computer aided design tools.

        Higher research and development expenses during the nine months ended December 31, 2000, as compared to the comparable period in the prior year, primarily reflect increases in personnel, partly through the acquisition of U|Force, as well as higher consulting expenses associated with development of the graphical user interface for the Netergy ATS product, mask charges associated with Audacity-T2 development, higher depreciation and maintenance expenses as a result of increased purchases of lab equipment and computer aided design tools and stock compensation charges of approximately $408,000 related to stock option bonus programs.

        We expect to continue to allocate substantial resources to research and development. However, future research and development costs may vary both in absolute dollars and as a percentage of total revenues.


Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses were $4.5 million in the third quarter of fiscal 2001, and $3.5 million in the third quarter of fiscal 2000, and were $12.9 million in the nine-month period ended December 31, 2000, and $10.9 million in the nine-month period ended December 31, 1999.

        The significant increase in selling, general and administrative expenses during the quarter ended December 31, 2000, as compared to the comparable period in the prior year, was primarily attributable to increased expenses associated with addition of the U|Force sales, marketing, finance and corporate organizations pursuant to our acquisition of U|Force on June 30, 2000. This impact was partially offset by the decrease in sales and marketing expenses associated with the sale of the video monitoring business.

        The significant increase in selling, general and administrative expenses during the nine months ended December 31, 2000 as compared to the comparable period in the prior year is also primarily attributable to increased expenses associated with the addition of the

U|Force sales, marketing, finance and corporate organizations. Additionally, expenses increased during the nine months ended December 31, 2000 compared to the corresponding period in the prior year as a result of higher market research and trade show expenditures, costs incurred related to the our name change and stock compensation charges totaling $307,000. These increases were offset by lower headcount and other costs required to support ViaTV and video monitoring sales, promotion and support activities due to our exit from the consumer videophone and video monitoring businesses.

        As we introduce and promote new IP telephony products, attempt to expand distribution channels for such products, and build the customer support infrastructure necessary to support the commercial release of such products, we expect that future selling, general and administrative costs may be higher both in absolute dollars and as a percentage of total revenues for the foreseeable future.

In-Process Research and Development and Amortization of Intangibles

        We incurred in-process research and development charges of (a) $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei, and (b) $4.6 million in the second quarter of fiscal 2001 related to the acquisition of U|Force (see Note 7 to the condensed consolidated financial statements above).

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

        Amortization of intangible assets charged to operations was $3.6 million and $189,000 during the quarters ended December 31, 2000 and 1999, respectively. Amortization of intangible assets charged to operations was $7.4 million and $424,000 during the nine months ended December 31, 2000 and 1999, respectively.

        The lives established for these intangible assets are a composite of many factors, which are subject to change because of the nature and stage of our operations. This is particularly true for costs in excess of net assets acquired, which reflect value attributable to the going concern nature of the acquired businesses, the stability of their operations, and market presence. Accordingly, a determination is made periodically by management to ascertain whether the intangible assets have been impaired based on several criteria, including, but not limited to, sales trends and forecasted cash flows. Impairment of value, if any, is recognized in the period in which it is determined.

Other Income, Net

        In the third quarters of fiscal 2001 and 2000, other income, net, was $460,000 and $156,000, respectively, and was comprised primarily of interest earned on our cash and cash equivalents. In the first nine months of fiscal 2001 and 2000, other income, net, was $2.4 million and $2.2 million, respectively. During fiscal 1996, we acquired an equity position in a privately-held company. We realized gains of $225,000 and $1.9 million during the quarters ended June 30, 2000 and 1999, respectively, resulting from the sale of this investment. Interest income increased significantly in the three and nine month periods ended December 31, 2000 as compared to the corresponding periods in the prior fiscal year due primarily to significantly higher average cash and cash equivalent balances. Other income, net, in the first nine months of fiscal 2000 also included approximately $200,000 of losses realized on the sale of certain of our marketable investments during the period.

Interest Expense

        In the third quarters of fiscal 2001 and 2000, interest expense was $393,000 and $47,000, respectively, while interest expense in the first nine months of fiscal 2001 and 2000 was $1.1 million and $47,000, respectively. Interest expense is primarily comprised of interest charges associated with the convertible subordinated debentures issued in December 1999, as well as the amortization of the related debt discount and debt issuance costs. In addition, interest expense for the three and nine month periods ended December 31, 2000 includes amounts associated with lines of credit and a bank loan assumed as part of the U|Force acquisition.

Provision for Income Taxes

        There were no tax provisions for the quarters ended December 31, 2000 and 1999 due to the net losses incurred. The provision of $12,000 for the nine months ended December 31, 2000 represents certain foreign taxes. The tax provision for the nine-month period ended December 31, 1999 represented certain foreign withholding taxes.

Cumulative Effect of Change in Accounting Principle

        In November 2000, the Emerging Issues Task Force reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The Securities and Exchange Commission ("SEC") requires companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the "accounting conversion price" method to securities issued after May 21, 1999. Accordingly, we recorded a $1.1 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with the convertible subordinated debentures and related warrants issued in December 1999, and we have presented it as a cumulative effect of a change in accounting principle as required by the SEC.


Liquidity and Capital Resources

        As of December 31, 2000, we had cash and cash equivalents totaling $34.4 million, representing a decrease of $14.1 million from March 31, 2000.

        Cash used in operations of approximately $15.8 million in the first nine months of fiscal 2001 is primarily attributable to the net loss of $30.0 million, increases in deposits and other assets of $634,000, increases in prepaid expenses and other assets of approximately $2.0 million, decrease in accounts payable of $1.1 million, increase in inventory of $238,000, and a net gain resulting from the sale of investments of $225,000.

Cash used in operations was partially offset by an increase in other accrued liabilities of $287,000, an increase in accrued compensation of $410,000, a decrease in accounts receivable of $1.6 million, and noncash items, including depreciation and amortization of $1.8 million, amortization of intangibles of $7.4 million, cumulative effect of change in accounting principle of $1.1 million, amortization of the debt discount of $555,000, stock compensation expense of $716,000, and a charge for purchased in-process research and development of $4.6 million. Cash used in operations of approximately $2.3 million in the first nine months of fiscal 2000 is primarily attributable to the net loss of $15.4 million, decreases in deferred revenue and accrued warranty of $2.8 million and $400,000, respectively, and a net gain resulting from the sale of investments of $1.7 million. Cash used in operations was partially offset by decreases in accounts receivable, net, and inventory of $4.5 million and $2.4 million, respectively, an increase in accrued compensation of $304,000, and noncash items, including a charge for purchased in-process research and development of $10.1 million and depreciation and amortization of $886,000 and amortization of intangibles of $424,000.

        Cash provided by investing activities in the nine months ended December 31, 2000 was primarily attributable to net proceeds from the sale of our video monitoring business of $5.2 million and proceeds from the sale of a nonmarketable equity investment of $225,000, offset by capital expenditures of $5.5 million and net cash paid of $553,000 related to the acquisition of U|Force. Cash provided by investing activities in the nine month period ended December 31, 1999 was primarily attributable to proceeds from the sale of a nonmarketable equity investment of $1.9 million, offset by capital expenditures of $950,000 and net cash paid of $133,000 related to the acquisition of Odisei.

        Cash provided by financing activities in the nine month period ended December 31, 2000 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of our common stock upon the exercise of employee stock options, offset by the repayment of certain debt obligations. Cash provided by financing activities in the nine month period ended December 31, 1999 included $7.5 million of proceeds from the issuance of convertible subordinated debentures and $577,000 of net proceeds from sales of our common stock upon the exercise of employee stock options, offset by cash paid for debt issuance related costs of $556,000.

        At December 31, 2000, we had a line of credit totaling approximately $675,000, which expires in December 2001 and is subject to certain financial ratios. There have been no borrowings under this agreement.

        We believe that our current cash and cash equivalents, lines of credit, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months. We may, however, need additional working capital shortly thereafter. Accordingly, we may raise additional financing at some point during the next twelve months in order to meet our cash requirements for fiscal 2003. We will be evaluating financing alternatives prior to that for time. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale of certain of our business lines. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial market risk includes risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors, and with our subcontract manufacturer for our Netergy Media Hub products, are denominated in U.S. dollars. We have subsidiaries in Europe and Canada, and as such we are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant. However, there can be no assurance that there will not be a material impact in the future.

Factors That May Affect Future Results

        The following factors should be considered in conjunction with the information in this Report on Form 10-Q.


WE HAVE A HISTORY OF LOSSES AND WE ARE UNCERTAIN AS TO OUR FUTURE PROFITABILITY

        We recorded an operating loss of approximately $30.2 million in the nine-month period ended December 31, 2000 and had an accumulated deficit of $83.8 million at December 31, 2000. In addition, we recorded operating losses for the fiscal years ended March 31, 2000 and 1999. We expect to continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.


WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO SUPPORT OUR GROWTH, AND FAILURE TO DO SO IN A TIMELY MANNER MAY CAUSE US TO DELAY OUR PLANS FOR GROWTH

        As of December 31, 2000, we had approximately $34.4 million in cash and cash equivalents. We believe that our current cash and cash equivalents, lines of credit, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months. We may, however, need additional working capital shortly thereafter. Accordingly, we may raise additional financing at some point during the next twelve months in order to meet our cash requirements in fiscal 2003. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale of certain of our business lines. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

WE ARE SIGNIFICANTLY RESTRUCTURING OUR CANADIAN OPERATIONS, WHICH WILL RESULT IN SIGNIFICANT CHARGES FOR THE QUARTER ENDED MARCH 31, 2001

        On June 30, 2000, we closed the acquisition of UForce. Earlier this calendar year, on February 9, 2001, we announced that we would be implementing a plan to restructure our operations in Canada. As part of this plan, we will be reducing employee headcount in Canada by approximately 44 employees by closing our facility in Hull, Quebec and reducing headcount in our Montreal, Quebec office. We expect to record a restructuring charge in the quarter ended March 31, 2001 related to this plan. The charge will include the cost of severance obligations related to terminated employees as well as certain facilities costs. In addition, we also expect to record charges attributable to asset impairments. We have not yet determined the amounts of such charges, but they are expected to be material to the results of operations and cash flows for the quarter and fiscal year ended March 31, 2001.

        We are in the process of reevaluating our business plan with respect to the UForce operations. These operations continue to be subject to risks, including:

- unanticipated problems and costs associated with combining the businesses and integrating UForce's products and technologies;

- impact of integration and restructuring efforts on management's attention to our core business;

- potentially adverse effects on existing business relationships with suppliers and customers;

- risks associated with entering a market in which we have limited or no prior experience; and

-    potential loss of additional key employees.

        If we are unable to successfully manage the restructuring of our Canadian operations, we may not achieve the anticipated benefits from the acquisition, and we may incur increased expenses, experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment.

THE GROWTH OF OUR BUSINESS AND FUTURE PROFITABILITY DEPENDS ON FUTURE IP TELEPHONY REVENUE

        We believe that our business and future profitability will be largely dependent on widespread market acceptance of our IP telephony products. Our videoconferencing semiconductor business has not provided, nor is it expected to provide, sufficient revenues to profitably operate our business. To date, we have not generated significant revenue from the sale of our IP telephony products. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

        Success of our IP telephony product strategy assumes that there will be future demand for IP telephony systems. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the 99.999% reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

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

        Our IP telephony software products, including our Netergy iPBX, Unified Messaging and Service Life Cycle Environment (SLCE) products, have lengthy sales cycles and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

-    the size of the network deployment;

-    the complexity of our customers' network environments;

-    our customers' skill sets;

- the hardware and software configuration and customization necessary to deploy our products; and

-    our customers' ability to finance their purchase of our products.

        As a result, it is difficult for us to predict the quarter in which our customers may purchase our products, and our revenue and operating results may vary significantly from quarter to quarter.


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

IP Telephony and Videoconferencing Semiconductors and Media Hub Markets

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

        Principal competitive factors in the market for VoIP media hub products include product definition, product design, system integration, system functionality, time-to-market, interoperability with common network equipment, adherence to industry standards, price and reliability. Currently there are a limited number of system suppliers offering residential and small office VoIP media hub-like products, including Komodo Technology (which has been acquired by Cisco Systems), Nx Networks and MCK Communications. We expect, however, that this market will be characterized by intense competition, declining average selling price and rapid technology change. In addition, our presence in the VoIP systems business may result in certain customers or potential customers perceiving us as a competitor or potential competitor, which may be used by other semiconductor manufacturers to their advantage.

Netergy iPBX Server Software Market

        We compete with suppliers of traditional PBXs, Centrex equipment and newer generation IP-based solutions that seek to sell such products to telecommunication service providers, which in turn offer voice services to the Small Medium Enterprise (SME) marketplace. We believe this market is rapidly shifting to a network centric, IP-based solutions model. New IP-based solutions are cannibalizing traditional markets due to increased efficiencies of IP technology, ability to integrate vertical services, lower costs, increases in return on investment (ROI), improved features sets and the requirement for rapid innovation. As an IP-based solution, the Netergy iPBX product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with best-of-class features from competitive products. This market is characterized by rapid technological change, intense competition and first mover advantage.

        The main competition includes Avaya, Nortel Networks, VocalData, Inc., VocalTec Communications, Inter-tel Inc. and several other providers of traditional and newer generation IP-based solutions. Directly competitive products targeted for general release in calendar year 2001 are currently under development at several pre-IPO startup companies, including BroadSoft, Inc. (which is being acquired by Unisphere Networks), Sylantro Systems, UniData Corporation, Tundo Corporation and Shoreline Communications.

        Principal competitive factors in the market for hosted iPBX solutions include product feature parity, interface design, product reliability, time-to-market, adherence to standards, price, functionality and IP network delivery/design. We believe that the market for iPBX solutions is currently in the initial adoption phase and that growth of the market will be driven by the reliability of iPBX products, the ability of iPBX products to meet the advanced feature requirements of service providers and SME users, by the lower costs of IP-based solutions, and by a general trend toward the replacement of circuit-switched networks with packet switched ones.

Netergy Service Life Cycle Environment (SLCE) Software

        We compete with suppliers of traditional telecom AIN (Advanced Intelligent Networks -- SS7) infrastructure and newer generation IP-based solutions that seek to sell such products to telecommunication service providers, which in turn offer voice, video and data services to the marketplace. We believe this market is rapidly shifting to an IP-based solutions model. New IP-based solutions are cannibalizing traditional solutions due to increased efficiencies of IP technology, ability to integrate vertical services, lower costs, increases in return on investment (ROI), improved features sets and the requirement for rapid innovation. As an IP-based solution, the Netergy SLCE product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with best-of-class features from competitive products. This market is characterized by rapid technological change, intense competition and first mover advantage.

        The main competition includes Lucent Technologies, Nortel Networks, Tekelec, Alcatel and several other providers of traditional and newer generation IP-based solutions. Although each of these companies is in competition with our SLCE product suite, all today provide solutions based on past-generation integrated solutions, whereas the SLCE product suite establishes a new methodology for addressing the existing market and the new emerging IP services market. Directly competitive products targeted for general release in calendar year 2001 are currently under development at several pre-IPO startup companies, including Ubiquity Software Corporation, Pagoo, dynamicsoft, Inc., Sylantro Systems, and LongBoard, Inc.

        Principal competitive factors in the market for the SLCE solutions include product feature parity, interface design, product reliability, time-to-market, adherence to standards, price, functionality and IP network delivery/design. We believe that the market for SLCE solutions is currently in the initial adoption phase and that growth of the market will be driven by the ability of SLCE type products to meet the advanced feature requirements of service providers and vertical systems integrators, by the lower costs of IP-based solutions, and by a general trend toward the replacement of circuit-switched networks with packet-switched networks.

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

        Our reliance on developing vertically integrated technology, comprising systems, software and semiconductors, places a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as systems or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. Many also have greater name recognition and a larger installed base of products than us. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business and operating results.

THE PRIMARY MARKET WE HAVE IDENTIFIED FOR OUR IP TELEPHONY SOFTWARE PRODUCTS, THE EMERGING TELECOMMUNICATIONS SERVICE PROVIDERS MARKET, MAY REDUCE OR DISCONTINUE ITS CURRENT LEVELS OF CAPITAL INVESTMENT WHICH WOULD IMPACT OUR ABILITY TO INCREASE OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY

        The market for the services provided by telecommunications service providers who compete against traditional telephone companies has only begun to emerge, and many of these service providers are still building their infrastructure and rolling out their services. These telecommunications service providers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunications service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunications service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunications services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our current or potential customers are forced to defer or curtail their capital spending programs, our sales to those telecommunication service providers may be adversely affected, which would negatively impact our business, financial condition and results of operations. In addition, many of the industries in which telecommunications service providers operate have recently experienced consolidation. The loss of one or more of our current or potential telecommunications service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition and results of operations.

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

        Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the nine months ended December 31, 2000 and 1999, respectively, accounted for approximately 41% and 40%, respectively, of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2000 and 1999 accounted for 35% and 40%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, all of our license and other revenues are nonrecurring. Failure to secure purchase orders will significantly harm our revenues and profits and our business would suffer.

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

- the ability to attract and retain critical engineering, sales and marketing personnel;

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

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR IP TELEPHONY PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR SOLUTIONS

        We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. IP telephony communications systems are extremely complex and no single company possesses all the required technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business, and if not, our business would suffer.

INABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY OR INFRINGEMENT BY US OF A THIRD PARTY'S PROPRIETARY TECHNOLOGY WOULD DISRUPT OUR BUSINESS

        We rely in part on trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and abroad. We currently hold 31 United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures and memory architecture technology, and have a number of United States and foreign patent applications pending. We cannot predict whether such patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or abroad (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results.

        There has been substantial litigation in the semiconductor, electronics and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including systems, digital and analog circuits, software and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material, and we could be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions, or that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us.

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

WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH SUBJECTS US TO RISKS THAT COULD CAUSE OUR OPERATING RESULTS TO DECLINE

        Sales to customers outside of the North America represented 50%, 47% and 43% of total revenues in the nine months ended December 31, 2000 and the fiscal years ended March 31, 2000 and 1999, respectively. Specifically, sales to customers in the Asia Pacific region represented 24%, 24% and 26% of our total revenues in the nine months ended December 31, 2000 and for the fiscal years ended March 31, 2000 and 1999, respectively, while sales to customers in Europe represented 26%, 23% and 17% of our total revenues for the same periods, respectively.

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

WE NEED TO HIRE AND RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS

        The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management and other resources. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there are a limited number of people available with the necessary technical skills and understanding of our market, particularly in the San Francisco Bay area where our corporate headquarters is located. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. We currently do not have employment contracts with the majority of our employees and we do not maintain key person life insurance policies on any of our employees.

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



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index.

(b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2000.


SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 14, 2001.

         NETERGY NETWORKS, INC.

         By: /s/ DAVID STOLL
         -----------------------------------------------------
         David Stoll
         Chief Financial Officer and Vice President of Finance
         (Principal Financial and Accounting Officer)



EXHIBIT INDEX

        All schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.