Form 10-K
period 2001-03-31
NETERGY NETWORKS INC
filed 2001-05-24
CIK 1023731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                       COMMISSION FILE NUMBER: 000-21783

                             NETERGY NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0142404
        (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the Registrant's common stock on the NASDAQ National Market System on May 14, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,839,752. Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding as of May 14, 2001 was 26,540,585.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on July 17, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETERGY NETWORKS, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters..............................................   13
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   31
Item 8.   Financial Statements and Supplementary Data.................   31
          Consolidated Balance Sheets.................................   33
          Consolidated Statements of Operations.......................   34
          Consolidated Statements of Stockholders' Equity.............   35
          Consolidated Statements of Cash Flows.......................   36
          Notes to Consolidated Financial Statements..................   37
          Consolidated Quarterly Financial Data.......................   59
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................   60

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   60
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   60
Item 13.  Certain Relationships and Related Transactions..............   60

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   60

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the headings "Manufacturing," "Customers and Marketing," and "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-K.

     Netergy Networks, Inc. and its subsidiaries (collectively, Netergy or the Company) develop and market telecommunication technology for Internet Protocol
(IP) telephony and video applications. The Company has three product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange (iPBX) solutions, and Voice-over-IP (VoIP) service creation software.

     During the fiscal year ended March 31, 2001, the Company formed two subsidiaries, Netergy Microelectronics, Inc. (NME) and Centile, Inc. (Centile) and reorganized its operations more clearly along its three product lines. NME provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. NME's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line
(DSL) modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer private branch exchange (PBX) functionality to small and medium-sized businesses over broadband networks. The Company is developing its third product line, a VoIP service creation environment (SCE), at the parent company level. This product is designed for use by telecommunication equipment manufacturers and service providers.

HISTORY

     The Company effected its initial public offering on July 2, 1997 under the name 8x8, Inc. In August 2000, the Company changed its name to Netergy Networks, Inc.

     The Company began developing its multimedia communication technology in the form of programmable semiconductors and accompanying software in 1990 and became a leading manufacturer of semiconductors for the embedded videoconferencing and videophone markets. The primary customer applications for these semiconductors were communication terminals (such as videophones, telephones or room conferencing systems) for the integrated services digital network (ISDN), the public switched telephone network (PSTN), and IP networks, such as local area networks (LANs), wide area networks (WANs), and the Internet.

     The Company began developing low cost consumer videophones and marketing these products to consumers under the ViaTV brand name in 1997. The Company exited the consumer videophone business in the second quarter of the fiscal year ended March 31, 2000.

     In June 1998, using technology designed for its consumer videophone business, the Company entered the video monitoring market, focusing on security applications for small businesses. However, the Company determined that its video monitoring business was not well aligned with its strategic focus on the IP telephony market and, in May 2000, sold its remaining video monitoring business to Interlogix, Inc. (Interlogix), a leading manufacturer of security equipment. Interlogix continues to purchase semiconductors from NME for certain of its security systems.

     The Company entered the market for embedded VoIP telephony products in December 1998 with the announcement of its Audacity Internet Telephony Processor (Audacity-ITP). The Audacity-ITP processor combines IP telephony protocol support with audio compression/decompression capability and runs multiple simultaneous IP phone calls on a single integrated circuit. In April 1999, the Company announced its Netergy Media Hub, an integrated system product that is based on the Audacity-ITP semiconductor and that connects up to four analog telephone lines to an IP network. In September 1999, the Company announced its Audacity-T2 IP Phone Processor, which provides the digital processing required to implement an IP telephone. In November 2000, the Company announced that it was moving its IP telephony and videoconferencing semiconductor and embedded software business into a new subsidiary, Netergy Microelectronics, Inc. (NME). In March 2001, NME announced its Media Hub 2 (MH2) reference design based on the Audacity-T2, which allows OEMs to manufacture a gateway system that connects two analog telephone lines to an IP network. NME's IP telephony products target OEM manufacturers of IP telephony equipment, such as voice-enabled cable and DSL modems, wireless devices, as well as IP phones and gateways.

     In May 1999, the Company acquired Odisei S.A. (Odisei), a developer of IP telephony software based in Sophia Antipolis, France. The Company leveraged the acquisition of Odisei to develop and market a hosted iPBX solution, which uses VoIP technology to deliver voice services over broadband networks. The hosted iPBX solution makes use of certain of NME's IP telephony technology and products, as well as IP phones and other devices developed by third-party manufacturers. The Company introduced the hosted iPBX in March 2000. In March 2001, the Company announced the commercial release and general availability of the hosted iPBX solution. In March 2001, the Company also announced that it was moving its hosted iPBX business into a new subsidiary, Centile, Inc. (Centile). Odisei will become a subsidiary of Centile.

     In June 2000, the Company acquired U/Force, Inc. (U/Force), a developer of IP-based software applications, including the SCE and a unified messaging product, based in Montreal, Canada with a consulting office in Hull, Canada. In the fourth quarter of the fiscal year ended March 31, 2001, the Company discontinued its Canadian operations and closed the offices in Montreal and Hull.

INDUSTRY BACKGROUND

     Traditional telecommunication networks use a fixed electrical path that travels through a series of switches across the network. These networks were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these networks are indeed reliable for their initially intended use, these networks are not well-suited to service the explosive growth of digital communications applications.

     Traditional networks transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content. Traditional networks are also expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location. The digital component of the traditional telecommunications infrastructure is also less efficient than modern networks because it allots fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted. Further, it is difficult for telecommunication service providers to provide new or differentiated services that the network was not designed to accommodate.

     In contrast to the traditional telecommunications infrastructure, data networks -- such as the Internet or a corporate LAN -- utilize a "packet-switched" system in which information between two communicating terminals (for example, a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers, and hubs across the network. Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are their efficiency, flexibility, and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. Furthermore, many terminals can share the same connection to the network. The exponential growth of the Internet in recent years has proven the scalability of these underlying packet networks. The most common protocol used for communicating on these packet networks is "Internet Protocol" (IP).

     As broadband connectivity has become more available and less expensive, it is now possible for service providers to offer VoIP services to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone and equipment costs to these customers and to increase the breadth of features available to the end-user. Next generation services like full-motion, two-way video are now within the bandwidth available to broadband customers, whether business or residential. To enable such new products to take hold, service and equipment suppliers need semiconductor products and software to connect input and output devices to the networks and to build system functionality.

TECHNOLOGY AND PRODUCTS

     The Company has developed a broad range of communication technologies, including semiconductors, embedded software, system design, telephony call management software, and VoIP service creation software and related development tools.

     The Company has leveraged its technologies to develop the following product lines: semiconductors and embedded software designed for IP telephony and videoconferencing applications, developed and marketed by NME; hosted iPBX solutions, developed and marketed by Centile; and VoIP service creation software.

SEMICONDUCTORS AND EMBEDDED SOFTWARE

     The Company's subsidiary, NME, develops and markets a range of technology products, including semiconductors, embedded software, system software, and reference designs, that allow telecommunication equipment OEMs to build IP phones and IP to PSTN gateway products and to add IP telephony functions to DSL, cable, and wireless modems. Additionally, NME provides semiconductors and embedded software for use in videoconferencing applications. The following sections describe NME's technology and related products more fully.

  Technology

     SEMICONDUCTOR ARCHITECTURE -- NME's semiconductors are based on programmable processor architectures that enable implementation of IP telephony and videoconferencing applications in a highly efficient manner. NME's semiconductor architectures employ 32-bit reduced instruction set computer
(RISC) microprocessor cores, which execute the embedded applications software. Some of NME's semiconductors also employ a 64-bit Single Instruction Multiple Data (SIMD) digital signal processor (DSP) to accelerate the processing of signal processing intensive operations.

     NME's RISC processor cores use a proprietary instruction set specifically designed for multimedia communication applications. The RISC cores control the overall chip operation and manage the input/output interface through a variety of specialized ports which connect the chip directly to external host, audio, and network subsystems. The cores are programmable in the C programming language and allow customers to add their own features and functionality to the device software provided by NME. The RISC cores access 32-bit instructions and data through a bus that interfaces to internal and external static random access memory (SRAM). The RISC core in the Audacity-T2 semiconductor also contains an extended instruction set to execute specialized DSP instructions.

     NME's DSP core architecture is a SIMD processor that implements computationally intensive video, audio, and graphics processing routines as well as certain digital communication protocols. The VCP and LVP DSP cores operate at frequencies up to 72 MHz, the VCPex and Audacity-ITP DSP cores operate up to 80 MHz, the Audacity-T2 DSP core operates up to 150 MHz, and the VP7 DSP core operates up to 100 MHz. The DSP cores are programmable with a proprietary instruction set consisting of variable-length 32-bit and 64-bit microcode instructions that provide the flexibility to improve algorithm performance, enhance audio and video quality, and maintain compliance with changing digital audio, video, graphics, and communication protocol standards. The DSP cores access their instructions through an internal bus that interfaces to on-chip SRAM and read-only memory (ROM) that is preprogrammed with video and audio processing subroutines. The combination of RISC and DSP cores can be reconfigured through a change of application software. This flexibility allows for the implementation of fundamental processing steps that form the basis of Media Gateway Control Protocol (MGCP), Session Initiation Protocol (SIP), and H.323
standards-based audio telephony systems, as well as H.320, H.323, and H.324 (collectively, H.32x) standards-based video communication systems, all in embedded software that runs on the integrated circuit device.

     EMBEDDED SOFTWARE -- NME has developed a broad range of embedded application software that runs on its semiconductor products. NME's application software allows the use of its semiconductors in systems that conform with various emerging and established international telephony standards for vocoders and call signaling protocols. By refining its software, NME can enhance quality, address new standards, and add significant features and functionality to systems that contain the semiconductor product. In addition, certain customers have licensed source code to which they add proprietary features and custom interfaces, and in some cases, port to other semiconductor architectures.

     Call signaling protocol stacks are complex software programs required to make voice calls over IP networks, including the Internet. Vocoders format and compress digital audio signals and serve as the interface between the old phone networks and new VoIP networks. Developing and establishing interoperability for VoIP software requires major engineering resources and significant development time, which is why many OEMs choose to license it instead. NME's protocol stacks support the three most commonly deployed VoIP protocols, along with seven vocoders.

     Written in ANSI C, NME's VoIP software is modular and portable, making it straightforward to use with industry-standard operating systems. It can be compiled and run unchanged under NME's own POSIX micro-kernel, Linux, and Solaris. Using a thin translation layer it can be adapted to run on other embedded operating systems, such as VxWorks and pSOS.

     NME's protocol stacks were designed specifically for embedded applications such as consumer electronics products and terminals, rather than for personal computers. NME has also designed a compact real-time POSIX micro-kernel, along with TCP/IP, RTP, and other network services, that provides process scheduling and communication support services for its protocol stacks and vocoders. This micro-kernel is appropriate for VoIP devices where a large, costly, real-time operating system is not practical.

     SYSTEM DESIGN -- NME has developed expertise in integrating its semiconductors and software with peripheral components to produce complete IP telephony and multimedia communication systems. NME's system technology consists of modular subsystems that can be combined and rearranged to interface to various networks (such as POTS, ISDN, Ethernet LAN, wireless, and home networks) and to various telephony devices, such as the analog phones in a home. NME's systems are designed and tested to satisfy national and certain international regulatory requirements such as consumer safety, public telephone network requirements and electromagnetic emissions.

  Products

     AUDACITY INTERNET TELEPHONY PROCESSOR -- The Audacity-ITP semiconductor is designed to support four-port IP based phone terminals and gateways operating over broadband networks. The Audacity-ITP translates audio signals from analog telephones into the compressed data format needed for real-time audio transmission over networks that use packet protocols, including corporate LANs, WANs, and the Internet.

     AUDACITY-T2 IP PHONE PROCESSOR -- The Audacity-T2 semiconductor performs the digital processing functions required to build an IP phone, including formatting digital audio data for transmission over packet networks, including Ethernet, the Internet, DSL links, digital cable systems, etc. The chip can also be used in two-port media hub or gateway applications.

     VERACITY VOIP SOFTWARE -- The Veracity software product provides complex DSP and protocol functions required in VoIP terminal devices in a documented, portable software package. The Veracity software can be run on the Audacity processors or third-party processors.

     VP7 AUDIO COMPRESSION ENGINE -- The VP7 audio compression engine (VP7) is a synthesizable Verilog HDL core that can be integrated into custom semiconductor designs. For example, the VP7 has been integrated into STMicrolectronics' STV0397 semiconductor. The VP7 is based on NME's proprietary DSP architecture, which allows flexibility via software microcode that is downloaded to the core engine.

     REFERENCE DESIGN KITS -- NME currently supplies the following reference design kits for its semiconductor products:

     - The Media Hub MH2 reference design is a two-line, VoIP gateway based on the Audacity-T2 processor. It supports two analog telephone interfaces, a 10/100 Mbps Ethernet port, and a simple LCD display.

     - The IP phone reference design includes plastics, keypad, display, and handset and is based on the Audacity-T2 processor.

     NME's reference design kits are intended to serve as prototype system products. The designs are intended to allow a customer to leverage NME's system design expertise and accelerate its time to market with new products. Each reference design is provided with schematics, bills of materials (BOMs), documentation, embedded software, and a software development environment that enables a customer to customize the software and add new features.

     VIDEOCONFERENCING SEMICONDUCTORS -- NME's family of videoconferencing semiconductors includes the VCP, LVP, VPIC, and VCPex. These semiconductors are used in H.323, H.320, and H.324 videoconferencing applications including group videoconferencing systems, personal computer (PC) videophone add-in boards, consumer videophones, and video monitoring systems. These semiconductors are based on NME's proprietary architecture, which combines on a single chip a custom RISC microprocessor, a high performance DSP core, SRAM, and proprietary software, which together perform the core processing functions required by LAN, ISDN, and POTS-based video communication and other digital video applications.

HOSTED IPBX SOLUTIONS

     The Company's subsidiary, Centile, is developing and marketing a hosted iPBX, a software-driven telephony solution that allows network service providers and PBX resellers to offer PBX functionality as a business communication service over broadband IP networks. The following sections describe Centile's technology and products more fully.

  Technology

     A business today requires an individual phone for each office worker, typically dozens for small and medium sized enterprises (SMEs). Until recently, there were two ways that businesses could obtain this type of phone service: subscribe to Centrex services from their local telephone company or buy a PBX system. In a Centrex service, the telephone company provides a telephone line from its central office switch for each "extension" and associates all of the lines with a central number assigned to the business. Centrex, however, scales poorly for both regulatory and architectural reasons. It is expensive on a per-line basis when compared to enterprise-owned PBXs, which typically deliver additional functionality as well. In addition, Centrex services do not offer the ability for easy integration with computer programs, require long lead times for moves, adds, and changes, and are difficult to manage.

     Rather than subscribe to individual telephone lines for each employee (as with Centrex), most companies purchase a PBX system, a telephone switch that allows dozens or hundreds of employees to share a few incoming and outgoing telephone lines, allowing efficient usage of those lines. Traditional PBXs use circuit-switched technology and must be installed on the enterprise premise because every phone is connected to it by an individual cable. These systems are expensive (from $20,000 to $200,000 or more, depending on the number of extensions), difficult to manage, maintain, and use, and cannot be easily integrated with data processing systems.

     With the availability of broadband IP connectivity to businesses, however, a third alternative has emerged: hosted iPBX services. In this model, the service provider delivers PBX functionality over an IP connection, which reduces the scaling problems by allowing many extensions to share a single connection. This solution also offers many of the advantages of an enterprise-owned PBX and further enables integration with enterprise data processing systems and support of call centers, while eliminating the capital and maintenance investments required for a PBX.

     TELEPHONY CALL MANAGEMENT SOFTWARE -- Centile's telephony call management software (the iPBX server software, hosted iPBX, or iPBX), uses an IP network for both its switching fabric and media connections, providing the call routing, setup, and teardown necessary to establish a connection between two terminals on an IP network. It also provides a variety of more complex PBX features such as call transfers, web-based control and voice message retrieval, and conferencing.

     The iPBX software runs on a cluster of carrier-grade server platforms that are located in a data center. A cluster typically consists of both active and backup servers. Each active server runs several copies or "instances" of the iPBX software simultaneously. Each instance is dedicated to a particular phone line for an individual user. The server cluster in the data center is linked to customer sites with a dedicated broadband IP link such as a T1 line. On the customer premise, media hubs or IP telephones are connected to the IP link via an IP router and Ethernet hubs or switches. Media hubs connect standard analog telephones and fax machines to the IP network.

     To address scalability and reliability issues, Centile uses a modular and distributed architecture for the iPBX system. In this architecture, a single instance of the iPBX server software provides complete PBX functionality, but it is designed to support approximately 100 extensions. Limiting the number of extensions supported limits both the processing capacity and memory requirements of the server platform, allowing less powerful, less expensive servers to be used. Multiple iPBX instances can be run on each server and the system can be scaled by adding more servers.

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

     Much of the flexibility of the iPBX is due to the use of abstraction layers between the core iPBX engine and the devices with which it interfaces and which it controls. To allow it to interface to a variety of different telephone sets, PSTN gateways, and softswitches, the iPBX uses hardware drivers that support various industry standard and proprietary call setup and teardown protocols. Currently, the iPBX supports session initiation protocol (SIP), media gateway control protocol (MGCP), H.323v2, and a variety of proprietary protocols.

     To allow easy integration with computer programs (computer telephony integration, or CTI), the iPBX was based on the ECTF C.001 specification for PBX functionality and supports Sun Microsystems' Java Telephony Application Program Interface (JTAPI) version 1.3 for telephony call control. The ECTF C.001 specification defines a consistent call control behavior for PBXs, making it easier to develop computer programs that can control a PBX, and JTAPI provides an industry standard series of function calls to allow computer programs to control PBXs from more than one manufacturer. Computer programs interfaced to the PBX might provide a graphical user interface to make it easier to transfer calls or initiate conference calls, or they might connect a company's customer relationship management software directly to the phone system, displaying customer information on a computer screen when that customer calls for support.

     Running each instance of the iPBX in its own Java Virtual Machine (Java VM) offers a number of advantages. First, every instance of the iPBX is designed to be completely insulated from every other instance so a failure in one should never cause a failure in any other. In other operating environments, system resources such as communication routines and database managers are frequently shared between all of the programs that run on that machine. If one program misuses a display driver, for example, all of the other programs running on that machine may be affected. Because each Java VM provides all of these resources to the program it hosts, this kind of inter-process interference should not occur. A second advantage is security because each iPBX instance is separate from all others. Its configuration data and call control logic are also separate. It is much less likely that another user will inadvertently (or purposely) mis-configure another customer's iPBX.

     The iPBX solution was designed to address the shortcomings of traditional Centrex service offerings in a number of ways as described below.

     - The use of an IP network allows the iPBX to scale relatively easily and economically because subscribers can add additional extensions without adding a new cable for each extension. Additional IP phones are plugged into the existing LAN.

     - The iPBX uses an IP network instead of a circuit-switched one so it can be located in the service provider's data center which may be miles away from the customer enterprise premise and connected to it by only a single broadband IP link.

     - The redundancies built into the system increase its reliability, particularly when compared to enterprise owned PBXs. The Company also offers a monitoring service, in partnership with its customers, via a Network Operations Center (NOC) to minimize service outages and downtime of the iPBX network.

  Products

     IPBX SERVER SOFTWARE -- Introduced in March 2000 and commercially released for general availability in March 2001, the Centile iPBX server software runs on a cluster of five Sun Microsystems Netra T1s to provide software PBX functionality over IP networks. The iPBX software was designed specifically to allow service providers to deliver hosted iPBX services to small and medium-sized business customers. The Centile iPBX will allow service providers to support up to eighty discrete iPBXs per cluster, each dedicated to an individual customer, and up to five thousand total extensions.

     The Netra cluster running the iPBX server software is located in the service provider's data center. It is connected to the customer's premise using any broadband IP connection, though deployments to date have generally utilized a T1 connection. For telephone sets, customers can use media hubs to adapt standard analog telephones to IP service or they can use IP phones. The iPBX server software connects to the PSTN and the long-distance IP backbone through a gateway.

     Service providers control and configure the iPBX server software via a Web interface, allowing the system administrator to manage the iPBX from any location using any workstation with a browser. Centile also offers a Network Operations Center (NOC) service (discussed below) to provide service provisioning and network monitoring services. The administrator interface is designed to provide control of phone number block assignments, dial plans, service provisioning, DID assignments, iPBX status, bandwidth management, and network topology. The iPBX supports external billing, voicemail, interactive voice response, automatic call distribution, auto attendants, directory service, unified messaging modules, and OSS (operation, service, and support) integration.

     MH4 MEDIA HUB -- Media hubs are customer premise equipment that adapt conventional telephony equipment, such as analog telephones and fax machines, for IP service. Centile's MH4 media hub product supports four analog lines. Centile currently uses the Company's MH4 product, along with certain IP phones and media hubs developed by third parties, in its hosted iPBX business communication service deployments.

     Each media hub supports as many simultaneous connections as it has analog lines and multiple media hubs can be used in an IP telephony system to provide as many lines as required. Because it uses a standard touch-tone telephone as both its audio and user interface, media hub-based systems are both reliable and cost-effective, especially when compared to proprietary digital PBX telephones.

     MH4 media hubs support the MGCP IP telephony standard with Centile extensions for auto-discovery and configuration. All media hubs deployed by Centile incorporate FLASH memory for remote upgrade capability so that the Centile iPBX server software can upgrade media hubs automatically via the network as required.

     IPBX USER INTERFACE SOFTWARE -- Centile has announced three user interface applications for its hosted iPBX solution: Communication Center, Switchboard, and Administrator. All of these applications are designed to harness the graphical capabilities of personal computers and workstations to make the hosted iPBX easy to use.

     The Centile Communications Center software with Call Announcer is designed for the end users of the iPBX. It provides Caller ID, call transfers, conference call setup, on-screen directories, contact management, and call logging. It also lets users set up and control their voicemail, set forwarding numbers and filters, and set up personal speed dial numbers.

     The Centile Switchboard software (Switchboard) is the attendant interface for the iPBX. Switchboard runs on a personal computer or workstation to allow attendants to route incoming calls to an enterprise with a point-and-click interface. Switchboard provides caller ID for multiple incoming calls, extension status, two-click call transfers, corporate voice mailbox management, and multi-attendant support. Its graphical interface minimizes training and improves attendant productivity.

     With the iPBX, customers control their own moves, adds, and changes using the Centile Administrator (Administrator). To add additional lines, the customer simply connects an additional media hub to the IP network. The Centile Auto Discovery mechanism automatically configures the media hub. The customer then uses Administrator to assign extension numbers, associate user names, and create a voicemail account for each line. Administrator also allows the customer to define hunt groups, set user permissions, define phone button functions, and set voicemail parameters, all with a point-and-click interface.

     NETWORK OPERATIONS CENTER (NOC) -- Centile maintains a 24x7 Network Operations Center (NOC) staffed by personnel trained in the use of monitoring, debugging, and deploying software associated with the hosted iPBX business communication service. The NOC monitors customer deployments, responds to service and add/move/change requests, and assists customers with any reported service problems. The NOC personnel training and operating procedures are documented and packaged in a form which allows Centile to provide service providers with the capability to create and deploy their own NOC facilities.

SERVICE CREATION SOFTWARE

  Technology and Products

     SERVICE CREATION ENVIRONMENT -- The Company is developing a set of software applications that enable telecommunication equipment providers to specify, create, and deploy next-generation VoIP services. Historically, telecommunication equipment providers offered their customers fixed menus of services and applications that could be run in conjunction with the telecommunication network. The providers offered rigid sets of available applications that were slow to change and were not customizable to meet the needs of different customers.

     With the convergence of voice and data networks, telecommunication providers now have the building blocks to build rich sets of custom-tailored voice and data services. Based upon technology acquired from UCForce in June 2000, the Company has been developing a software tool that is designed to enable these new services and applications to be quickly created, customized, modified, deployed, and delivered while maintaining the robust service delivery paradigm of the legacy switched network. This tool provides users with an easy to use graphical user environment for creating a specification of the logical flow for a range of telecommunication service applications, such as voicemail, unified messaging, automated call centers, and other call processing applications. The critical requirements of this tool are: to de-couple service creation and delivery from the physical network or set of devices that the service is running on; to allow open, flexible, and fast service creation (even by the end-user of the service, in some instances); and to provide robust service delivery.

     The Company's product offering, which bundles this tool and other related software development applications, is called the Service Creation Environment
(SCE). The core software components of the SCE are written in Java. Java provides a number of important advantages over older computer languages, such as C and C++. For example, all Java programs run in a Java VM, which translates Java code to a specific operating environment, such as Windows or Sun Solaris. This allows the SCE to be easily run on a number of different hardware platforms, including Windows-based machines, Solaris platforms, and Linux machines. The Java VM also provides memory management that eliminates frequent sources of problems in other development environments including pointer arithmetic and automatic garbage collection. Moreover, Java removes coding ambiguities that are a common problem with C and C++.

     As with the hosted iPBX, the SCE uses JTAPI for its system telephony interface design. While JTAPI is a standard interface, different system implementations of the JTAPI protocol can make it extremely difficult to port a JTAPI application to a new platform. The Company's software takes advantage of its robust implementation of JTAPI calls and usage to maximize the SCE's compatibility with different computing platforms.

     The Company is currently developing an enhanced version of the SCE for executing service logic applications in high volume call processing environments.

     UNIFIED MESSAGING -- The Company's unified messaging (UM) software is a pre-packaged application, or service, that was created with the SCE. The UM software was designed to allow a user to receive and retrieve messages of different data types from a single telephony access point. For example, a user is assigned a telephone number that can be used to leave or retrieve voice messages, FAX messages or e-mail (FAX and e-mail messages are sent through a text-to-speech engine and read back to the user on the phone). Similarly, a user could access voice messages from any network-enabled personal computer or receive FAX messages in electronic form as e-mail. The Company's UM software is not currently deployed in a commercial setting, and future UM development efforts are dependent on deployments of the Company's SCE product.

CUSTOMERS AND MARKETING

SEMICONDUCTORS AND EMBEDDED SOFTWARE

     CUSTOMERS -- NME sells its IP telephony semiconductors, embedded software, and reference designs to OEMs of VoIP products, such as BATM, CIDCO, D-Link, Ericsson, and WellTech. NME has also licensed portions of its semiconductor technology and embedded VoIP software to Alcatel Microelectronics and STMicroelectronics.

     NME sells its LVP semiconductors, related software, and reference board designs to OEMs of POTS video communication systems for the consumer and video monitoring market, such as Interlogix, Inc., Kyushu Matsushita Electric Co., Ltd., (KME), Leadtek Research, Inc., and Samsung. NME is selling its VCP and VCPex semiconductors, related software, and reference designs primarily to OEMs of ISDN and LAN office videoconferencing systems, including Mitsubishi Electronics, PictureTel Corporation, Sony Electronics, Inc., VCON Telecommunications Ltd., and VTEL Corporation.

     SALES AND MARKETING -- NME markets its semiconductor, embedded software, and reference design products through its own direct sales force, third-party sales representatives, and distributors. NME supports its domestic and international direct sales efforts from its headquarters in Santa Clara, California and a European office in Marlow, United Kingdom. NME's sales and marketing personnel typically provide support to its OEM and distributor customers through its application engineering team and periodic training sessions.

     COMPETITION -- NME competes with both manufacturers of digital signal processing semiconductors and software products developed for the OEM VoIP marketplace. NME also competes with manufacturers of videoconferencing semiconductors and related firmware. The markets for NME's products are characterized by intense competition, declining average selling prices, and rapid technological change. The principal competitive factors in the market for IP telephony and videoconferencing semiconductors and embedded software include product definition, product design, system integration, chip size, code size, functionality, time-to-market, adherence to industry standards, price, and reliability. NME has a number of competitors in this market including: Agere Systems, Analog Devices, Inc., AudioCodes Ltd., Broadcom Corporation, Conexant Systems, Inc., DSP Group, Mitel Semiconductor, Motorola, Inc., Radvision Ltd., Texas Instruments/Telogy Networks, Inc., TriMedia Technologies, Inc. (a Philips Electronics and Sony Corporation joint venture), and Winbond Electronics.

HOSTED IPBX SOLUTIONS

     CUSTOMERS -- During fiscal 2000, the Company announced its iPBX server software product and a limited external deployment of its hosted iPBX services through Dialink, a competitive local exchange carrier (CLEC) based in the San Francisco Bay Area. In addition to the Dialink customer trial, the Company is in laboratory trial testing with several other service providers.

     In fiscal 2001, the Company decided that the long trials and time-to-market constraints of the CLEC and service provider market, as well as the decreasing availability of cash to certain CLECs in the North American market, required that the Company provide a hosted business communication service offering to PBX resellers in addition to the existing service provider offering. In March 2001, the Company formed Centile to conduct the operations of the hosted iPBX business and announced a reseller agreement with Millennia Telecom. Centile is still actively marketing the product to service providers in Europe. In April 2001 Centile announced a licensing agreement with Telecom Partners and in May 2001 announced a licensing agreement with Tele1 Europe Holding AB.

     SALES AND MARKETING -- Centile markets the hosted iPBX software product through a direct sales force. In addition, Centile has established a relationship with Exodus Communications, a hosted service provider partner, and intends to establish relationships with PBX and other system integrators that can serve as resellers. The sales force operates primarily from the Company's headquarters in Santa Clara, California.

     COMPETITION -- Centile currently competes with suppliers of traditional PBXs, Centrex equipment, and newer generation IP-based PBX or Centrex solutions that seek to sell such products to telecommunication service providers or to the small and medium-size enterprise (SME) marketplace. The main competition includes Avaya, Cisco, Commworks Corporation, Lucent, Mitel, Nortel Networks, Sylantro Systems, VocalData, Inc., VocalTec Communications, and several other providers of traditional and newer generation IP-based solutions, such as Broadsoft, Inc. (which is being acquired by Unisphere Networks), IP Centrex, Shoreline Communications, Sphere Communications, Tundo Corporation and Vertical Networks.

     As an IP-based solution, the hosted iPBX product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with certain required features from competitive legacy products. The principal competitive factors in the market for hosted iPBX solutions include product feature parity, interface design, product reliability, time-to-market, adherence to standards, price, functionality, and IP network delivery/design. The Company believes that the market for iPBX solutions is currently in the initial adoption phase and that growth of the market will be driven primarily by three factors: the ability of iPBX products to meet the advanced feature requirements of end customers; the lower costs of IP-based solutions; and a general trend toward the replacement of circuit-switched networks with packet-switched ones.

SERVICE CREATION SOFTWARE

     CUSTOMERS -- In May 2001, the Company announced the first customer license of its SCE to Lucent. The SCE will be used in Lucent's enhanced Service Authoring Environment (eSAE), an authoring environment for creating intelligent networking applications for both voice and data networks within Lucent's PacketIN intelligent network service control point. The Company has established a royalty-bearing licensing agreement with Lucent whereby Lucent will sell the SCE under Lucent's eSAE branding. Under a maintenance clause in the agreement, the Company may also provide support, training, and professional services directly to Lucent's customers, at Lucent's option.

     SALES AND MARKETING -- As a result of the cessation of the Company's Canadian operations in the fourth quarter of fiscal 2001, sales and marketing efforts related to the SCE and related products, including UM, have been drastically reduced. The Company does not currently have any in-house or third party sales efforts dedicated to marketing its SCE and related products to customers other than Lucent nor does the Company presently have plans to increase such efforts. Sales and marketing activities in the foreseeable future may include demonstrating the SCE product to other potential OEM customers if opportunities arise and providing sales literature, demonstration platforms, and pre-sales support in pursuing such opportunities.

     COMPETITION -- The Company competes with other providers of enhanced service platforms, applications, and service creation solutions for next-generation communication networks. The applications generated by the SCE also compete with suppliers of traditional telecommunication applications software that seek to sell such products to telecommunication equipment manufacturers and service providers. The main competitors for the Company's SCE product line are Alcatel, Dynamicsoft, Inc., LongBoard, Inc., Nortel Networks, Pactolus Communications, Pagoo, Sylantro Systems, Tekelec, Telcordia, Telsis, and Ubiquity Software. This market is characterized by rapid technological change, intense competition, and first-mover advantage. Principal competitive factors in the market for the Company's SCE product include product feature parity, interface design, product reliability, performance, time-to-market, adherence to standards, price, functionality, and IP network delivery/design.

MANUFACTURING

     NME outsources the manufacturing of its semiconductors to independent foundries. NME's primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation (TSMC). NME also relies on various independent third party companies for packaging and testing of its semiconductors. NME does not have long-term purchase agreements with its subcontract manufacturers or its component suppliers.

RESEARCH AND DEVELOPMENT

     Research and development expenses in the fiscal years ended March 31, 2001, 2000, and 1999 were $18.8 million, $11.9 million, and $9.9 million, respectively. The development of new products and the enhancement of existing products by the Company and its subsidiaries are essential to their success.

     The Company's current and future research and development efforts relate primarily to VoIP semiconductors and embedded software, hosted iPBX systems, and service creation and execution technologies. Areas of emphasis will include: enhanced versions of its Audacity-T2 semiconductor architecture to provide higher performance, enhanced functionality, and further integration of certain essential system functions and interfaces; enhanced versions of its hosted iPBX business communication service to include additional call control features, system management capabilities, additional protocol and telephony device support, and new graphical user interface and web-based applications; and enhanced versions of the SCE to offer additional editor features and a performance-enhanced version of the service logic execution environment, specifically tailored for high volume call switching environments. Future developments may also focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, and additional features supporting all of the Company's products.

LICENSING AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into licensing and development arrangements with its customers to promote the design, development, manufacture, and sale of the Company's products. In order to encourage the use of its semiconductors, NME has licensed portions of its systems technology and software object code for its semiconductors to virtually all of its semiconductor customers. Moreover, many of NME's OEM customers have licensed portions of the source code to its software for its semiconductors. NME intends to continue to license its semiconductor, software, and systems technology to other companies, many of which are current or potential competitors. Such arrangements may enable these companies to use NME's technology to produce products that compete with the Company's IP telephony and video products.

     NME has also licensed the right to manufacture certain of its videoconferencing and IP telephony semiconductor products, subject to payment of royalties, to several original equipment manufacturers (OEMs). Of these OEM licensees, only Alcatel Microelectronics, ESS Technology, Inc. (ESS), and STMicroelectronics may sell semiconductors based on the licensed technology to third parties, while other licensees are limited to sales of such semiconductors as part of multimedia communication systems or sub-systems. The obligation of ESS to pay royalties to the Company with regard to the sale of semiconductors based on the licensed technology expired in October 2000.

     In addition, Netergy has licensed source code for its SCE product to Lucent. Under the agreement, Lucent has licensed the technology for use in its Enhanced Service Authoring Environment (eSAE), which enables carriers and application developers to design innovative new services for converged voice and data networks. Netergy may continue to license its SCE source code to other companies. Such arrangements may enable these companies to use the technology to produce products that compete with Netergy's SCE and related products.

     The Company expects to continue licensing its technology to others, many of whom may be located outside of the United States. In addition to licensing its technology to others, the Company from time to time will take a license to technology owned by third parties and currently relies upon certain technology, including hardware and software, licensed from third parties.

EMPLOYEES

     As of March 31, 2001, the Company employed 156 persons, including 8 in manufacturing operations, 86 in research and development, 35 in sales and marketing, and 27 in general and administrative capacities. None of the Company's employees are represented by a labor union or are subject to a collective bargaining arrangement. The Company believes that relations with employees are good.

ITEM 2. PROPERTIES

     The Company's principal operations are located in an approximately 45,000 square foot facility in Santa Clara, California that is leased through May 2003. Design, limited manufacturing, research and development, marketing, and administrative activities are performed in this facility.

     The Company also leases facilities for its sales office in Marlow, United Kingdom, and for its research and development operation in Sophia Antipolis, France. In addition, the Company has a lease for approximately 6,000 square feet of vacant office space in Hull, Canada that it is actively seeking to sublet. The Company believes that its existing facilities are adequate to meet its current and foreseeable future needs. For additional information regarding the Company's obligations under leases see Note 10 to the Consolidated Financial Statements contained in Part II, Item 8.

ITEM 3. LEGAL PROCEEDINGS

     On April 6, 2001, the Company, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., was sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, "Milinx") in the Supreme Court of British Columbia, Canada (the "Court"). Milinx has alleged that the Company failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages totaling in excess of Canadian $65 million plus interest, costs, and any other relief which the Court may choose to provide. Management believes that the Company has valid defenses against the claims alleged by Milinx and intends to defend this lawsuit vigorously. However, due to the nature of litigation and because the lawsuit is in the very early, pre-discovery stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. If the Company does not prevail in any such litigation, its operating results and financial condition could be adversely impacted.

     The Company is involved in various other legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results and financial condition could be adversely impacted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company effected its initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, the Company's common stock was traded on the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." Starting April 4, 2000 the Company's common stock has been traded on the NASDAQ under the symbol "NTRG." The Company has never paid cash dividends on its common stock and has no present plans to do so. As of May 4, 2001, there were 272 holders of record of the Company's common stock. The following table sets forth the range of high and low closing prices for each period indicated:

                           PERIOD                              HIGH      LOW
                           ------                             ------    -----
Fiscal 2001
  First Quarter.............................................  $29.63    $7.67
  Second Quarter............................................  $12.94    $6.63
  Third Quarter.............................................  $ 9.06    $1.50
  Fourth Quarter............................................  $ 4.72    $0.78
Fiscal 2000
  First Quarter.............................................  $ 6.25    $3.94
  Second Quarter............................................  $ 5.50    $2.75
  Third Quarter.............................................  $ 5.83    $3.94
  Fourth Quarter............................................  $34.63    $5.63

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED MARCH 31(1)
                                              -------------------------------------------------------
                                              2001(2)(5)   2000(3)(5)   1999(4)     1998       1997
                                              ----------   ----------   --------   -------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues..............................   $ 18,228     $ 25,384    $ 31,682   $49,776   $ 19,146
Net income (loss)...........................   $(74,399)    $(24,848)   $(19,224)  $ 3,727   $(13,613)
Net income (loss) per share:
  Basic.....................................   $  (2.99)    $  (1.38)   $  (1.28)  $  0.31   $  (2.56)
  Diluted...................................   $  (2.99)    $  (1.38)   $  (1.28)  $  0.25   $  (2.56)
Total assets................................   $ 39,145     $ 59,983    $ 28,709   $46,429   $ 12,727
Convertible subordinated debentures.........   $  6,238     $  5,498    $     --   $    --   $     --

---------------
(1) Fiscal 2001 was a 52 week and 2 day fiscal year. Fiscal year 2000 was a 53-week fiscal year, while fiscal 1999, 1998, and 1997 were 52-week fiscal years.

(2) Net loss and net loss per share include a restructuring charge of $33.3 million, an in-process research and development charge of $4.6 million, and a $1.1 million charge for the cumulative effect of a change in accounting principle.

(3) Net loss and net loss per share include a $6.4 million charge for a discount on the issuance of common stock and an in-process research and development charge of $10.1 million.

(4) Net loss and net loss per share include a $5.7 million charge associated with the write off of ViaTV consumer videophone inventories.

(5) Convertible subordinated debentures are presented net of the related debt discount, which is being amortized over the three-year term of the debentures. The face value of the debentures is $7.5 million.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-K (the Report) that are not purely historical are forward looking statements, including, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, including statements regarding working capital and capital expenditure requirements, efforts to raise additional financing, the acquisition or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business lines and the possible reduction of personnel and suspension of salary increases and capital expenditures. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results" in Item 1, and the other documents we file with the Securities and Exchange Commission (SEC) including our most recent reports on Form 8-K.

OVERVIEW

     Netergy Networks, Inc. and its subsidiaries (collectively, We or Netergy) develop and market telecommunication technology for Internet Protocol (IP) telephony and video applications. We have three product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange
(iPBX) solutions, and Voice-over-IP (VoIP) service creation software.

     During the fiscal year ended March 31, 2001, we formed two subsidiaries, Netergy Microelectronics, Inc. (NME) and Centile, Inc. (Centile) and reorganized our operations more clearly along our three product lines. NME provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. NME's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line (DSL) modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer private branch exchange (PBX) functionality to small and medium-sized businesses over broadband networks. We are also developing a third product line, a VoIP service creation environment (SCE), at the parent company level. This product is designed for use by telecommunication equipment manufacturers and service providers.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data for each of the years ended March 31, 2001, 2000, and 1999, as well as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues. You should read this information in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report:

                                                          YEAR ENDED MARCH 31,
                                           --------------------------------------------------
                                                2001              2000              1999
                                           --------------    --------------    --------------
                                                            ($ IN MILLIONS)
Product revenues.........................  $ 12.8      70%   $ 20.8      82%   $ 26.2      83%
License and other revenues...............     5.4      30%      4.6      18%      5.5      17%
                                           ------    ----    ------    ----    ------    ----
          Total revenues.................    18.2     100%     25.4     100%     31.7     100%
                                           ------    ----    ------    ----    ------    ----
Cost of product revenues.................     5.2      41%      8.5      41%     24.2      92%
Cost of license and other revenues.......     1.8      33%      0.1       3%      0.1       2%
                                           ------    ----    ------    ----    ------    ----
          Total cost of revenues.........     7.0      38%      8.6      34%     24.3      77%
                                           ------    ----    ------    ----    ------    ----
          Gross profit...................    11.2      62%     16.8      66%      7.4      23%
                                           ------    ----    ------    ----    ------    ----
Operating expenses:
  Research and development...............    18.7     104%     11.9      47%      9.9      31%
  Selling, general and administrative....    18.1      99%     21.3      84%     17.7      56%
  In-process research and development....     4.6      25%     10.1      40%       --      --%
  Restructuring charge...................    33.3     183%       --      --%       --      --%
  Amortization of intangibles............    11.0      60%      0.6       2%       --      --%
                                           ------    ----    ------    ----    ------    ----
          Total operating expenses.......    85.7     471%     43.9     173%     27.6      87%
                                           ------    ----    ------    ----    ------    ----
Loss from operations.....................   (74.5)   (409)%   (27.1)   (107)%   (20.2)    (64)%
Other income, net........................     2.6      14%      2.8      11%      1.0       3%
Interest expense.........................    (1.4)     (8)%    (0.4)      2%       --      --%
                                           ------    ----    ------    ----    ------    ----
Loss before provision for income taxes...   (73.3)   (403)%   (24.7)    (97)%   (19.2)    (61)%
Provision for income taxes...............      --      --%      0.1       1%       --      --%
                                           ------    ----    ------    ----    ------    ----
Net loss before cumulative effect of
  change in accounting principle.........   (73.3)   (403)%   (24.8)    (98)%   (19.2)    (61)%
Cumulative effect of change in accounting
  principle..............................    (1.1)     (6)%      --      --%       --      --%
                                           ------    ----    ------    ----    ------    ----
Net loss.................................  $(74.4)   (409)%  $(24.8)    (98)%  $(19.2)    (61)%
                                           ======    ====    ======    ====    ======    ====

  Revenues

     The following table illustrates net revenues by groupings of similar products (in thousands):

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
Videoconferencing semiconductors............................  $ 9,478    $11,323    $10,302
IP telephony semiconductors.................................    1,878         37         --
Consumer videophone systems.................................      105      3,000     12,935
Video monitoring systems....................................      915      6,006      2,952
Media hub systems...........................................      432        451         --
                                                              -------    -------    -------
          Product revenues..................................   12,808     20,817     26,189
                                                              -------    -------    -------
Videoconferencing licenses and royalties....................    3,237      4,318      4,248
IP telephony licenses and royalties.........................      825        179         --
Nonrecurring engineering fees...............................       --         --      1,245
Hosted iPBX licenses........................................      198         70         --
Professional services.......................................    1,160         --         --
                                                              -------    -------    -------
          License and other revenues........................    5,420      4,567      5,493
                                                              -------    -------    -------
          Total revenues....................................  $18,228    $25,384    $31,682
                                                              =======    =======    =======

     Product revenues were $12.8 million in fiscal 2001, a decrease of $8.0 million from the $20.8 million reported in fiscal 2000. The decrease in product revenues in fiscal 2001 was primarily due to decreases in sales of video monitoring and consumer videophone systems, resulting from our exit from these businesses, and a decrease in average selling prices for our videoconferencing semiconductors. These decreases were partially offset by an increase in IP telephony semiconductor revenues resulting from the commercial release of our Audacity-T2 product in fiscal 2001. Product revenues were $20.8 million in fiscal 2000, a decrease of $5.4 million from the $26.2 million reported in fiscal 1999. The decrease in product revenues in fiscal 2000 compared to fiscal 1999 was primarily due to a significant decrease in unit shipments of our consumer videophone systems and average selling prices (ASPs) realized on those shipments. This decrease was partially offset by increases in unit shipments of our videoconferencing semiconductor and video monitoring system products.

     License and other revenues consist primarily of technology licenses, including royalties earned pursuant to such licenses, and nonrecurring engineering fees for services performed by us for our customers. License and other revenues for fiscal 2001 also included service revenues resulting from the integration of U/Force's professional services organization after the acquisition of U/Force in June 2000. License and other revenues increased $853,000, from $4.6 million in fiscal 2000 to $5.4 million in fiscal 2001, due primarily to U/Force professional service revenues of $1.2 million, offset by a decrease in royalties earned under a license agreement with ESS Technology, Inc. for certain of our video compression technology, which expired in October 2000. License and other revenues were $4.6 million in fiscal 2000, a decrease of $926,000 from the $5.5 million reported in fiscal 1999, due primarily to a decrease in nonrecurring engineering fees.

     Revenues from our ten largest customers in the fiscal years ended March 31, 2001, 2000, and 1999 accounted for approximately 48%, 35%, and 40%, respectively, of our total revenues. During the fiscal years ended March 31, 2001, 2000, and 1999, no customer accounted for 10% or more of total revenues.

     Sales to customers outside the United States represented 63%, 47%, and 43% of total revenues in the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Specifically, sales to the Asia Pacific region represented 31%, 24%, and 26% of our total revenues for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Our sales to Europe represented 32%, 23%, and 17% of total revenues for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

  Cost of Revenues and Gross Profit

     The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors, and direct and indirect costs associated with purchasing, scheduling, and quality assurance. Gross profit from product revenues was $7.6 million, $12.3 million, and $2.0 million for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Product gross margin was 59% for fiscal 2001 and fiscal 2000, compared to 8% in fiscal 1999. The $4.7 million decrease in gross profit from fiscal 2000 to fiscal 2001 is due primarily to a significant decrease in sales of our video monitoring and consumer videophone products due to our exit from those businesses. Gross profit in fiscal 2001 was also impacted by lower average selling prices (ASPs) realized on sales of our videoconferencing semiconductors, offset by a significant increase in IP telephony semiconductor sales. The significant increase in product gross profit in fiscal 2000 compared to fiscal 1999 was due to an increase in higher margin videoconferencing semiconductor and video monitoring system revenues and due to higher gross margins realized on sales of our ViaTV products. In addition, fiscal 1999 gross profit and margins were significantly impacted by a $5.7 million charge associated with the write-off of ViaTV product inventory due to our decision to cease production of the ViaTV product line and withdraw from our distribution channels.

     Gross profit from license and other revenues, substantially all of which were nonrecurring, was $3.7 million, $4.5 million, and $5.4 million in fiscal 2001, 2000, and 1999, respectively. Associated gross margins were 67%, 97%, and 98% in fiscal 2001, 2000, and 1999. The significant decrease in gross margin from fiscal 2000 to fiscal 2001 was due to reduced margins associated with our professional service revenues in fiscal 2001. This was a result of lower than expected utilization of our professional services resources and the elimination of the professional services organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001.

  Research and Development Expenses

     Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer, and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $18.7 million, $11.9 million, and $9.9 million for fiscal 2001, 2000, and 1999, respectively. Higher research and development expenses during fiscal 2001 as compared to fiscal 2000 were due primarily to increases in personnel, resulting from the acquisition of U/Force and increases in hosted iPBX development efforts, higher consulting expenses associated with the development of a graphical user interface for the hosted iPBX product, higher depreciation and maintenance expenses as a result of additional lab equipment and computer aided design tools, and increased stock compensation charges of approximately $325,000 related to stock option bonus programs. Higher research and development expenses during fiscal 2000 as compared to fiscal 1999 were due primarily to increased spending related to hosted iPBX system software development. Significant expenses were also incurred in fiscal 2000 related to development efforts associated with the Audacity-T2 processor and media hub products.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources, and general management. Such costs also include advertising, sales commissions, trade show, and other marketing and promotional expenses. Selling, general, and administrative expenses were $18.1 million, $21.3 million, and $17.7 million in fiscal 2001, 2000, and 1999, respectively. The decrease in selling, general, and administrative expenses during the year ended March 31, 2001 as compared to the comparable period in the prior year is due primarily to a one-time $6.4 million charge related to the sale of 3.7 million shares of our common stock to STMicroelectronics that we recorded in the fourth quarter of fiscal 2000. The charge reflected the discount from the fair market value of our common stock on the date of the related agreement. The decrease also reflects lower headcount and other costs required to support ViaTV and video monitoring sales, promotion, and support activities due to our exit from the consumer videophone and video monitoring businesses. These decreases were substantially offset by increased expenses associated with the addition of the U/Force sales, marketing, finance, and corporate organizations, costs incurred related to our name change, and increased stock compensation charges. The increase in expenses in fiscal 2000 compared to fiscal 1999 was primarily the result of the $6.4 million charge discussed above. This increase was offset by lower costs associated with the marketing, advertising, and promotion of the ViaTV product line and lower headcount required to support these activities as we exited the consumer videophone business.

  In-Process Research and Development and Amortization of Intangibles

     We incurred in-process research and development charges of $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei S.A. (Odisei), and $4.6 million in the second quarter of fiscal 2001 related to the acquisition of U/Force, Inc. (U/Force). A discussion of these acquisitions follows below.

  U/Force, Inc.

     The Company's consolidated financial statements reflect the acquisition of all of the outstanding stock of U/Force, Inc. on June 30, 2000 for a total purchase price of $46.8 million. U/Force, based in Montreal, Canada, was a developer of IP-based software applications and a provider of professional services. U/Force was also developing a Java-based service creation environment
(SCE) that is designed to allow telecommunication service providers to develop, deploy, and manage telephony applications and services to their customers. The purchase price was comprised of Netergy common stock with a fair value of approximately $38.0 million comprised of: (i) 1,447,523 shares issued at closing of the acquisition, and (ii) 2,107,780 shares to be issued upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by former employee shareholders or indirect owners of U/Force stock. The Exchangeable Shares held by U/Force employees are subject to certain restrictions, including our right to repurchase the Exchangeable Shares if an employee departs prior to vesting. In addition, we also agreed to issue one share of preferred stock (the Special Voting Share) that provides holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible. We also assumed outstanding stock options to purchase 1,023,898 shares of U/Force common stock for which the Black-Scholes pricing model value of approximately $6.6 million was included in the purchase price. Direct transaction costs related to the merger were approximately $747,000.

     The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of U/Force's assets and liabilities, which we believe approximated their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to U/Force's in-process research and development. The in-process research and development related to U/Force's initial products, the SCE and a unified messaging application, for which technological feasibility had not been established and the technology had no alternative future use. The estimated percentage complete for the unified messaging and SCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including estimated aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Risks that were considered as part of the analysis included the scope of the efforts necessary to achieve technological feasibility, rapidly changing customer markets, and significant competitive threats from numerous companies. We also considered the risk that if we failed to bring the products to market in a timely manner, it could adversely affect sales and profitability of the combined company in the future. The resulting estimated net cash flows were discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired U/Force in-process research and development, which was expensed in the second quarter of fiscal 2001, approximated $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement, and workforce were being amortized on a straight-line basis over three, three, and two years, respectively. The allocation of the purchase price was as follows (in thousands):

In-process research and development........................  $ 4,563
Distribution agreement.....................................    1,053
Workforce..................................................    1,182
U/Force net tangible assets................................    1,801
Goodwill...................................................   38,236
                                                             -------
                                                             $46,835
                                                             =======

     Our consolidated financial statements include the results of the operations of U/Force from the date of the acquisition, June 30, 2000, the beginning of our second quarter of fiscal 2001.

  Odisei S.A.

     In May 1999, we acquired Odisei, a privately held, development stage company based in Sophia Antipolis, France, that was developing software for managing voice-over IP networks. The consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of Netergy's common stock and approximately 121,000 of contingent shares, which were subsequently issued to Odisei employee shareholders in March 2000. Approximately 30,000 of the shares issued to Odisei employees are subject to repurchase as of March 31, 2001 if the employee departs prior to vesting. The purchase price was approximately $13.6 million, which includes approximately $295,000 of acquisition-related costs. The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believed approximated their fair value. In addition, we engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development related to Odisei's initial product for which technological feasibility had not been established and was estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, which discounted expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including estimated aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and estimated cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows were discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the fiscal year ended March 31, 2000, was $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Amounts allocated to goodwill and workforce are being amortized on a straight-line basis over five and three years, respectively. The allocation of the purchase price was as follows (in thousands):

In-process research and development........................  $10,100
Workforce..................................................      200
Net tangible liabilities...................................     (219)
Goodwill...................................................    3,481
                                                             -------
                                                             $13,562
                                                             =======

     Our consolidated financial statements for the fiscal year ended March 31, 2000 include the results of Odisei from the date of acquisition.

     Amortization of intangible assets charged to operations was $11.0 million and $614,000 during the fiscal years ended March 31, 2001 and 2000, respectively.

  Restructuring Charges

     During the fourth quarter of fiscal 2001, after a significant number of employees had resigned, we discontinued our Canadian operations acquired in conjunction with the acquisition of U/Force in June 2000. We closed our offices in Montreal and Hull, Quebec and laid-off all remaining employees resulting in the cessation of most of the research and development efforts and all of the sales and marketing and professional services activities associated with the U/Force business. As a result of the restructuring, we recorded a one-time charge of $33.3 million in the quarter ended March 31, 2001. The restructuring charges consisted of the following (in thousands):

Employee separation........................................  $   765
Fixed asset losses and impairments.........................    2,084
Intangible asset impairments...............................   30,247
Lease obligation and termination...........................      220
                                                             -------
                                                             $33,316
                                                             =======

     Employee separation costs represent severance payments related to the 96 employees in the Montreal and Hull offices who were laid-off.

     The impairment charges for fixed assets of approximately $2.1 million included write-offs of abandoned and unusable assets of approximately $1.4 million, a loss on sale of assets of $567,000, and a charge for assets to be disposed of $172,000. The loss on sale of assets of $567,000 was attributable to the sale of office, computer, and other equipment of the Montreal office. We received common stock of the purchaser valued at approximately $412,000 as of the date of sale. Fair value of assets to be disposed was measured based on expected salvage value, less costs to sell. These assets are expected to be sold or abandoned, depending on re-sale market conditions, within the next six to twelve months.

     The impairment charges for intangible assets represented the write-off of the unamortized intangible assets recorded in connection with the acquisition of U/Force. The charges of approximately $30.2 million included: $28.7 million for the goodwill related to the acquisition, $739,000 for the assembled workforce, and $789,000 related to a distribution agreement. The impairments were directly attributable to the cessation of operations in Canada. We performed an evaluation of the recoverability of the intangible assets related to these operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The lack of estimated future net cash flows related to the acquired products necessitated an impairment charge to write-off the remaining unamortized goodwill. The distribution agreement asset was written off because we will no longer provide products and services to customers under that agreement.

     In March 2001 we terminated the lease for our primary facility in Montreal. Pursuant to the lease termination agreement, we are obligated to pay rent on the Montreal facility through May 31, 2001. We recorded charges for this rental obligation as well as the related lease termination costs. We are actively seeking a third party to sublet our vacant facility in Hull, Quebec, and have recorded a charge for estimated lease termination and related costs.

     Cash payments related to the restructuring, which included all employee separation costs and certain lease termination costs, approximated $920,000 during our fourth fiscal quarter ended March 31, 2001. As of March 31, 2001, the remaining estimated cash requirements of approximately $215,000 are related to lease obligations and anticipated lease termination costs.

     The restructuring and discontinuation of our Canadian operations will reduce our operating expenses and cash used in operations beginning in fiscal 2002. From June 30, 2000 (date of acquisition of U/Force) to March 31, 2001, we incurred operating expenses, excluding restructuring charges, of approximately $7.0 million, and net cash outflows of approximately $10 million related to our Canadian operations. As a result of the cessation of operations in Canada, we do not expect to incur significant related operating expenses or cash outflows in fiscal 2002.

  Other Income, Net

     In fiscal 2001, 2000, and 1999, other income, net, was approximately $2.6 million, $2.8 million, and $1.0 million, respectively. The decrease in other income, net, in fiscal 2001 compared to fiscal 2000 was due primarily to a $1.7 million decrease in gains realized from the sale of equity investments, offset by an increase in interest income resulting from higher average cash equivalent and short-term investment balances as compared to fiscal 2000. The increase in other income, net, in fiscal 2000 as compared to fiscal 1999 was due primarily to a $1.9 million gain realized from the sale of an equity investment, offset by approximately $205,000 of losses realized on the sale of certain of investments classified as available-for-sale.

  Interest Expense

     Interest expense increased from $391,000 in fiscal 2000 to $1.4 million in fiscal 2001 due primarily to an increase in interest charges and amortization of both the debt discount and debt issuance costs associated with the convertible subordinated debentures issued in December 1999.

  Provision for Income Taxes

     The provisions of $17,000 and $120,000 for the years ended March 31, 2001 and 2000, respectively, represent certain foreign taxes. There was no tax provision for the year ended March 31, 1999 due to the net losses incurred.

     At March 31, 2001, we had net operating loss carryforwards for federal and state income tax purposes of approximately $61.4 million and $38.7 million, respectively, which expire at various dates beginning in 2005. In addition, at March 31, 2001, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $2.9 million and $2.1 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

     At March 31, 2001, we had gross deferred tax assets of approximately $47.7 million. We believe that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2001 and March 31, 2000.

  Cumulative Effect of Change in Accounting Principle

     In November 2000, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The Securities and Exchange Commission required companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the "accounting conversion price" method to securities issued after May 21, 1999. Accordingly, we recorded a $1.1 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with the convertible subordinated debentures and related warrants issued in December 1999, and we have presented it as a cumulative effect of a change in accounting principle.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We are required to adopt SFAS 133 in the first quarter of fiscal 2002 pursuant to the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 by one year. In June 2000, the FASB issued SFAS No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB statement No. 133," which amends certain terms and conditions of SFAS 133. We do not expect that the adoption of SFAS 133, as amended, will have a material impact on our consolidated financial statements.

  Liquidity and Capital Resources

     As of March 31, 2001, we had cash and cash equivalents totaling $24.1 million, representing a decrease of $24.5 million from March 31, 2000. We currently have no borrowing arrangements.

     Cash used in operations of $24.6 million in fiscal 2001 reflected a net loss of $74.4 million, decreases in accounts payable and accrued compensation of $2.2 million and $623,000, an increase in other current and non-current assets of $1.3 million, and a non-cash adjustment for a gain on sale of investments of $225,000. Cash used in operations was partially offset by cash provided by a decrease in accounts receivable of $851,000, an increase in other accrued liabilities of $378,000, and non-cash items, including restructuring charges of $32.3 million, depreciation and amortization of $14.4 million, in-process research and development of

$4.6 million, the cumulative effect of a change in accounting principle of $1.1 million, and stock compensation charges of $753,000. Cash provided by investing activities in fiscal 2001 is primarily attributable to net proceeds from the sale of assets and the license of technology associated with our video monitoring line of $5.2 million, offset by acquisitions of property and equipment of $6.1 million and cash paid for acquisitions, net, of $558,000. Cash flows from financing activities in fiscal 2000 consisted primarily of proceeds from sales of the Company's common stock totaling $2.8 million, offset by debt repayments of $891,000 and repurchases of common stock and Exchangeable Shares of $514,000. For the year, cash and cash equivalents decreased $24.5 million.

     Cash used in operations of $4.1 million in fiscal 2000 reflected a net loss of $24.8 million, a decrease in deferred revenue of $3.4 million, and a non-cash adjustment for a gain on sale of investments, net, of $1.7 million. Cash used in operations was partially offset by cash provided by a decrease in accounts receivable of $3.5 million, a decrease in inventory of $2.5 million, and non-cash items, including depreciation and amortization of $2.1 million, in-process research and development of $10.1 million, and discount on issuance of common stock of $7.4 million. Cash provided by investing activities in fiscal 2000 is attributable to proceeds from the sale of an investment of $1.9 million, offset by acquisitions of property and equipment of $1.7 million and cash paid for acquisitions, net, of $149,000. Cash flows from financing activities in fiscal 2000 consisted primarily of proceeds from the sale of convertible subordinated debentures of $7.5 million and sales of the Company's common stock totaling $29.8 million, offset by debt issuance costs of $617,000. For the year, cash and cash equivalents increased $32.8 million.

     Cash used in operations of $10.4 million in fiscal 1999 reflected a net loss of $19.2 million, an increase in accounts receivable of $1.4 million, and a decrease in accounts payable of $708,000. Cash used in operations was partially offset by cash provided by a decrease in inventory of $8.8 million, an increase in deferred revenue of $1.6 million, and non-cash items, including stock compensation expense of $416,000 and depreciation and amortization of $967,000. Cash used in investing activities in fiscal 1999 is primarily attributable to capital expenditures of $1.8 million. Cash flows from financing activities in fiscal 1999 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and sales of the Company's common stock upon the exercise of employee stock options. For the year, cash and cash equivalents decreased by $10.9 million.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under noncancelable operating leases.

     We believe that our current cash and cash equivalents, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months. We may, however, need additional working capital shortly thereafter. Accordingly, we may raise additional financing at some point during the next twelve months in order to meet our cash requirements for fiscal 2003. We will be evaluating financing alternatives prior to that time. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business lines. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO SUPPORT OUR GROWTH, AND FAILURE TO DO SO IN A TIMELY MANNER MAY CAUSE US TO DELAY OUR PLANS FOR GROWTH OR CAUSE US TO IMPLEMENT ADDITIONAL COST REDUCTION STRATEGIES

     As of March 31, 2001, we had approximately $24.1 million in cash and cash equivalents. We believe that our current cash and cash equivalents, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months. We may, however, need additional working capital shortly thereafter. Accordingly, we may seek additional financing at some point during the next twelve months in order to meet our cash requirements in fiscal 2003. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business lines. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

WE HAVE A HISTORY OF LOSSES AND WE ARE UNCERTAIN AS TO OUR FUTURE PROFITABILITY

     We recorded an operating loss of $74.4 million for the fiscal year ended March 31, 2001 and had an accumulated deficit of $128.1 million at March 31, 2001. In addition, we recorded operating losses for the fiscal years ended March 31, 2000 and 1999. We expect that Netergy, as well as its subsidiaries individually, will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.

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

     Success of our IP telephony product strategy assumes that there will be future demand for IP telephony systems. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the 99.999% reliability that users of the PSTN have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

OUR FUTURE OPERATING RESULTS MAY NOT FOLLOW PAST OR EXPECTED TRENDS DUE TO MANY FACTORS AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL

     Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis, there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

     - changes in market demand;

     - the timing of customer orders;

     - competitive market conditions;

     - lengthy sales cycles and/or regulatory approval cycles;

     - new product introductions by us or our competitors;

     - market acceptance of new or existing products;

     - the cost and availability of components;

     - the mix of our customer base and sales channels;

     - the mix of products sold;

     - the management of inventory;

     - the level of international sales;

     - continued compliance with industry standards; and

     - general economic conditions.

     Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be little or no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our videoconferencing semiconductor products will continue to decrease for the foreseeable future. Average selling prices (ASPs) realized to date for our IP telephony semiconductors have been lower than those historically attained for our multimedia communication semiconductor products resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

     Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of our business may be derived from orders placed by a limited number of large customers, including OEM customers, the timing of such orders can also cause significant fluctuations in our operating results. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing products, which would also have a material adverse effect on our business and operating results.

     As a result of these and other factors, it is likely that in some or all future periods our operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of our common stock.

WE MAY NOT BE ABLE TO MANAGE OUR INVENTORY LEVELS EFFECTIVELY, WHICH MAY LEAD TO INVENTORY OBSOLESCENCE THAT WOULD FORCE US TO LOWER OUR PRICES

     Our products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. Excess inventory levels would subject us to the risk of inventory obsolescence and the risk that our selling prices may drop below our inventory costs, while insufficient levels of inventory may negatively affect relations with customers. Any of these factors could have a material adverse effect on our business, operating results, and financial condition.

WE DEPEND ON PURCHASE ORDERS FROM KEY CUSTOMERS AND FAILURE TO RECEIVE SIGNIFICANT PURCHASE ORDERS IN THE FUTURE WOULD CAUSE A DECLINE IN OUR OPERATING RESULTS

     Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the fiscal years ended March 31, 2001, 2000, and 1999 accounted for approximately 48%, 35%, and 40%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

THE IP TELEPHONY MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE DEPEND ON NEW PRODUCT INTRODUCTION IN ORDER TO MAINTAIN AND GROW OUR BUSINESS

     IP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced semiconductor and IP telephony software products that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing, and selling such products will depend on a variety of factors, including:

     - the identification of market demand for new products;

     - product and feature selection;

     - timely implementation of product design and development;

     - product performance;

     - cost-effectiveness of products under development;

     - effective manufacturing processes; and

     - success of promotional efforts.

     Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. We have in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance, or if such new product introductions decrease demand for existing products, our operating results would decline and our business would not grow.

THE LONG AND VARIABLE SALES AND DEPLOYMENT CYCLES FOR OUR IP TELEPHONY SOFTWARE PRODUCTS MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY

     Our IP telephony software products, including our hosted iPBX and SCE products, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

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

     Many of the potential customers for our hosted iPBX and unified messaging products have requested that our products be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition, and results of operations.

INTENSE COMPETITION IN THE MARKETS IN WHICH WE COMPETE COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY

     We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, this could reduce the sales or market acceptance of our products and services, increase price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

     In addition, our focus on developing a range of technology products, including semiconductors and related embedded software, hosted iPBX solutions, and service creation software, places a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as software or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. For example, certain competitors in the market for our semiconductor products maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. Many also have greater name recognition and a larger installed base of products than us. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results, and financial condition.

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR IP TELEPHONY PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR SOLUTIONS

     We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. IP telephony communication systems are extremely complex and no single company possesses all the required technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

INABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY OR OUR INFRINGEMENT OF A THIRD PARTY'S PROPRIETARY TECHNOLOGY WOULD DISRUPT OUR BUSINESS

     We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2001, we held forty (40) United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures, and memory architecture technology, and had a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of who are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

     There has been substantial litigation in the semiconductor, electronics, and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by the Company of third-party patents will not be asserted or prosecuted against the Company.

     We rely on certain technology, including hardware and software licensed from third parties. The loss of, or inability to maintain, existing licenses could have a material adverse effect on our business and operating results. In addition, we may be required to license technology from third parties in the future to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, if at all. Our inability to obtain third-party licenses required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could seriously harm our business, financial condition and operating results.

CONTINUED REDUCTIONS IN LEVELS OF CAPITAL INVESTMENT BY TELECOMMUNICATION SERVICE PROVIDERS MIGHT IMPACT OUR ABILITY TO INCREASE REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY

     The market for the services provided by telecommunication service providers who compete against traditional telephone companies has only begun to emerge, and many of these service providers are still building their infrastructure and rolling out their services. These telecommunication service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunication service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunication service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunication services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our current or potential customers are forced to defer or curtail their capital spending programs, sales of our hosted iPBX and SCE products to those telecommunication service providers may be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have recently experienced consolidation. The loss of one or more of our current or potential telecommunication service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

THE FAILURE OF IP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE COMMUNICATIONS COULD RENDER OUR PRODUCTS OBSOLETE

     Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. The common standard for reliability of carrier-grade real-time voice communications is 99.999%, meaning that the network can be down for only a few minutes per year. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the Internet, or emerging last mile technologies such as cable, DSL, and wireless local loop, may not be used for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

OUR PRODUCTS MUST COMPLY WITH INDUSTRY STANDARDS AND FCC REGULATIONS, AND CHANGES MAY REQUIRE US TO MODIFY EXISTING PRODUCTS

     In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. IP telephony products rely heavily on standards such as H.323, SIP, SGCP, MGCP, H.GCP, and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

FUTURE REGULATION OR LEGISLATION OF THE INTERNET COULD RESTRICT OUR BUSINESS OR INCREASE OUR COST OF DOING BUSINESS

     At present there are few laws or regulations that specifically address access to or commerce on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

WE MAY TRANSITION TO SMALLER GEOMETRY PROCESS TECHNOLOGIES AND HIGHER LEVELS OF DESIGN INTEGRATION, WHICH COULD DISRUPT OUR BUSINESS

     We continuously evaluate the benefits, on an integrated circuit, product-by-product basis, of migrating to smaller geometry process technologies in order to reduce costs related to the development and production of our semiconductors. We believe that the transition of our products to increasingly smaller geometries will be important for us to remain competitive. We have in the past experienced difficulty in migrating to new manufacturing processes, which has resulted and could continue to result in reduced yields, delays in product deliveries, and increased expense levels. Moreover, we are dependent on relationships with our foundries and their partners to migrate to smaller geometry processes successfully. If any such transition is substantially delayed or inefficiently implemented, we may experience delays in product introductions and incur increased expenses. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. We cannot predict whether higher levels of design integration or the use of third-party intellectual property will adversely affect our ability to deliver new integrated products on a timely basis, or at all.

WE DEPEND ON SUBCONTRACTED MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, AND ANY DELAY OR INTERRUPTION IN MANUFACTURING BY THESE CONTRACT MANUFACTURERS WOULD RESULT IN DELAYED OR REDUCED SHIPMENTS TO OUR CUSTOMERS AND MAY HARM OUR BUSINESS

     We outsource the manufacturing of our semiconductor products to independent foundries. Our primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation (TSMC). While TSMC has been a valuable and capable supplier, there are no assurances or supply contracts guaranteeing that they will continue to supply us with our required wafer supply. Furthermore, Taiwan is always subject to geological or geopolitical disturbances that could instantly cut off such supply. We also rely on other third party manufacturers for packaging and testing of our semiconductors.

     We do not have long-term purchase agreements with our subcontract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost effective basis or in a timely manner. For our semiconductor products, the time to port our technology to another foundry, the time to qualify the new versions of product, and the cost of this effort as well as the tooling associated with wafer production would have a material adverse effect on our business, operating results, and financial condition.

IF WE DISCOVER PRODUCT DEFECTS, WE MAY HAVE PRODUCT-RELATED LIABILITIES WHICH MAY CAUSE US TO LOSE REVENUES OR DELAY MARKET ACCEPTANCE OF OUR PRODUCTS

     Products as complex as those we offer frequently contain errors, defects, and functional limitations when first introduced or as new versions are released. We have in the past experienced such errors, defects or functional limitations. We sell products into markets that are extremely demanding of robust, reliable, fully functional products. Therefore, delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage our credibility with our customers and adversely affect our ability to retain our existing customers and to attract new customers. Moreover, such errors, defects or functional limitations could cause problems, interruptions, delays or a cessation of sales to our customers. Alleviating such problems may require significant expenditures of capital and resources by us. Despite our testing, our suppliers or our customers may find errors, defects or functional limitations in new products after commencement of commercial production. This could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims by our customers or others against us, or the loss of credibility with our current and prospective customers.

WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH SUBJECT US TO RISKS THAT COULD CAUSE OUR OPERATING RESULTS TO DECLINE

     Sales to customers outside of the United States represented 63%, 47%, and 43% of total revenues in the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Specifically, sales to customers in the Asia Pacific region represented 31%, 24%, and 26% of our total revenues for the fiscal years ended March 31, 2001, 2000, and 1999, respectively, while sales to customers in Europe represented 32%, 23%, and 17% of our total revenues for the same periods, respectively.

     Substantially all of our current semiconductor and system-level products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results, and financial condition.

WE NEED TO HIRE AND RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS

     The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. Competition for highly skilled engineering, sales, marketing, and support personnel is intense because there are a limited number of people available with the necessary technical skills and understanding of our market, particularly in the San Francisco Bay area where we are principally located. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. We currently do not have employment contracts with nor maintain key person life insurance policies on any of our employees.

WE ARE INVOLVED IN A LITIGATION MATTER THAT COULD SERIOUSLY HARM OUR FINANCIAL CONDITION

     On April 6, 2001, we, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., were sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that we failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages totaling in excess of Canadian $65 million plus interest, costs, and any other relief which the Court may choose to provide. We believe we have valid defenses against the claims alleged by Milinx and intend to defend this lawsuit vigorously. However, due to the nature of litigation and because the lawsuit is in the very early pre-discovery stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should we not prevail in any such litigation, our operating results and financial condition could be adversely impacted.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE

     The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

     - actual or anticipated fluctuations in our operating results;

     - announcements of technical innovations;

     - loss of key personnel;

     - new products or new contracts by us, our competitors or their customers; and

     - developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts, and other factors which could be unrelated to, or outside our control.

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

THE LOCATION OF OUR HEADQUARTERS FACILITY SUBJECTS US TO THE RISK OF EARTHQUAKES

     Our corporate headquarters is located in the San Francisco Bay area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors are denominated in U.S. dollars. We have foreign subsidiaries and are thus exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

     We invest our surplus cash and cash equivalents in money market funds that bear variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................   32
  Consolidated Balance Sheets at March 31, 2001 and 2000....   33
  Consolidated Statements of Operations for each of the
     three years in the period ended March 31, 2001.........   34
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended March 31,
     2001...................................................   35
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended March 31, 2001.........   36
  Notes to Consolidated Financial Statements................   37
FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Valuation and Qualifying Accounts..........   58

     Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Netergy Networks, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Netergy Networks, Inc. and its subsidiaries at March 31, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
May 4, 2001

                             NETERGY NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $  24,126    $ 48,576
  Accounts receivable, net..................................      2,907       1,546
  Accounts receivable from related party....................         --       1,000
  Inventory.................................................      1,328       1,367
  Other current assets......................................      2,571         891
                                                              ---------    --------
          Total current assets..............................     30,932      53,380
Property and equipment, net.................................      5,016       2,687
Intangibles and other assets................................      3,197       3,916
                                                              ---------    --------
                                                              $  39,145    $ 59,983
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   1,387    $  1,887
  Accrued compensation......................................      1,531       2,154
  Accrued warranty..........................................        525         694
  Deferred revenue..........................................      5,903         731
  Other accrued liabilities.................................      1,623       1,245
  Income taxes payable......................................        306         384
                                                              ---------    --------
          Total current liabilities.........................     11,275       7,095
  Convertible subordinated debentures.......................      6,238       5,498
                                                              ---------    --------
          Total liabilities.................................     17,513      12,593
                                                              ---------    --------
Commitments and contingencies (Notes 10 and 15)
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: 1 share at March 31, 2001 and
      none at March 31, 2000................................         --          --
  Common stock, $0.001 par value:
     Authorized: 100,000,000 shares at March 31, 2001 and
      40,000,000 at March 31, 2000;
     Issued and outstanding: 26,419,919 shares of common
      stock and 260,807 Exchangeable Shares at March 31,
      2001 and 22,958,921 shares of common stock at March
      31, 2000..............................................         27          23
Additional paid-in capital..................................    150,015     101,559
Notes receivable from stockholders..........................         (1)        (69)
Deferred compensation.......................................       (174)       (376)
Accumulated other comprehensive loss........................        (89)         --
Accumulated deficit.........................................   (128,146)    (53,747)
                                                              ---------    --------
          Total stockholders' equity........................     21,632      47,390
                                                              ---------    --------
                                                              $  39,145    $ 59,983
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETERGY NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
Product revenues...........................................  $ 12,808    $ 20,817    $ 26,189
License and other revenues.................................     5,420       4,567       5,493
                                                             --------    --------    --------
          Total revenues...................................    18,228      25,384      31,682
                                                             --------    --------    --------
Cost of product revenues...................................     5,225       8,448      24,199
Cost of license and other revenues.........................     1,761         150          82
                                                             --------    --------    --------
          Total cost of revenues...........................     6,986       8,598      24,281
                                                             --------    --------    --------
          Gross profit.....................................    11,242      16,786       7,401
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    18,736      11,909       9,922
  Selling, general and administrative......................    18,113      21,307      17,712
  In-process research and development......................     4,563      10,100          --
  Amortization of intangibles..............................    10,987         614          --
  Restructuring charge.....................................    33,316          --          --
                                                             --------    --------    --------
          Total operating expenses.........................    85,715      43,930      27,634
                                                             --------    --------    --------
Loss from operations.......................................   (74,473)    (27,144)    (20,233)
Other income, net..........................................     2,628       2,807       1,009
Interest expense...........................................    (1,456)       (391)         --
                                                             --------    --------    --------
Loss before provision for income taxes.....................   (73,301)    (24,728)    (19,224)
Provision for income taxes.................................        17         120          --
                                                             --------    --------    --------
Net loss before cumulative effect of change in accounting
  principle................................................   (73,318)    (24,848)    (19,224)
Cumulative effect of change in accounting principle........    (1,081)         --          --
                                                             --------    --------    --------
Net loss...................................................  $(74,399)   $(24,848)   $(19,224)
                                                             ========    ========    ========
Net loss before cumulative effect of change in accounting
  principle per basic and diluted share....................  $  (2.95)   $  (1.38)   $  (1.28)
Cumulative effect of change in accounting principle........     (0.04)         --          --
                                                             --------    --------    --------
Net loss per basic and diluted share.......................  $  (2.99)   $  (1.38)   $  (1.28)
                                                             ========    ========    ========
Basic and diluted shares outstanding.......................    24,846      18,071      15,018

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETERGY NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                            NOTES
                                    PREFERRED STOCK      COMMON STOCK       ADDITIONAL    RECEIVABLE
                                    ---------------   -------------------    PAID-IN         FROM         DEFERRED
                                    SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION
                                    ------   ------   ----------   ------   ----------   ------------   ------------
Balance at March 31, 1998.........     --     $ --    15,293,614    $15      $ 47,785       $(893)         $(744)
Issuance of common stock under
  stock plans.....................     --       --       389,823     --           838          --             --
Repayment of notes receivable from
  stockholders....................     --       --            --     --            --         498             --
Repurchase of unvested common
  stock...........................     --       --      (257,685)    --          (129)        129             --
Deferred compensation related to
  stock options...................     --       --            --     --          (131)         --            547
Change in unrealized loss on
  investments.....................     --       --            --     --            --          --             --
Net loss..........................     --       --            --     --            --          --             --
Total comprehensive loss..........     --       --            --     --            --          --             --
                                     ----     ----    ----------    ---      --------       -----          -----
Balance at March 31, 1999.........     --       --    15,425,752     15        48,363        (266)          (197)
Acquisition of Odisei S.A. .......     --       --     2,988,646      3        13,264         (76)            --
Issuance of common stock to
  STMicroelectronics, net.........     --       --     3,700,000      4        35,089          --             --
Issuance of warrants with
  convertible subordinated
  debentures......................     --       --            --     --         2,467          --             --
Issuance of common stock under
  stock plans.....................     --       --       906,119      1         2,079          --             --
Repayment of notes receivable from
  stockholders....................     --       --            --     --            --         240             --
Repurchase of common stock........     --       --       (61,596)    --           (43)         33             --
Deferred compensation related to
  stock options...................     --       --            --     --           340          --           (179)
Realized loss on investments......     --       --            --     --            --          --             --
Net loss..........................     --       --            --     --            --          --             --
Total comprehensive loss..........     --       --            --     --            --          --             --
                                     ----     ----    ----------    ---      --------       -----          -----
Balance at March 31, 2000.........     --       --    22,958,921     23       101,559         (69)          (376)
Acquisition of UForce, Inc. ......      1       --     3,555,303      4        44,584          --             --
Issuance of common stock under
  stock plans.....................     --       --     1,206,591      1         2,761          --             --
Repayment of notes receivable from
  stockholders....................     --       --            --     --            --          60             --
Repurchase of common stock and
  Exchangeable Shares.............     --       --    (1,040,089)    (1)         (521)          8             --
Deferred compensation related to
  stock options...................     --       --            --     --           551          --            202
Value of beneficial conversion
  feature associated with the
  convertible subordinated
  debentures......................     --       --            --     --         1,081          --             --
Change in unrealized loss on
  investments.....................     --       --            --     --            --          --             --
Cumulative translation
  adjustment......................     --       --            --     --            --          --             --
Net loss..........................     --       --            --     --            --          --             --
Total comprehensive loss..........     --       --            --     --            --          --             --
                                     ----     ----    ----------    ---      --------       -----          -----
Balance at March 31, 2001.........      1     $ --    26,680,726    $27      $150,015       $  (1)         $(174)
                                     ====     ====    ==========    ===      ========       =====          =====

                                     ACCUMULATED
                                        OTHER
                                    COMPREHENSIVE   ACCUMULATED
                                        LOSS          DEFICIT      TOTAL
                                    -------------   -----------   --------
Balance at March 31, 1998.........      $ (45)       $  (9,675)   $ 36,443
Issuance of common stock under
  stock plans.....................         --               --         838
Repayment of notes receivable from
  stockholders....................         --               --         498
Repurchase of unvested common
  stock...........................         --               --          --
Deferred compensation related to
  stock options...................         --               --         416
Change in unrealized loss on
  investments.....................       (148)              --
Net loss..........................         --          (19,224)
Total comprehensive loss..........         --               --     (19,372)
                                        -----        ---------    --------
Balance at March 31, 1999.........       (193)         (28,899)     18,823
Acquisition of Odisei S.A. .......         --               --      13,191
Issuance of common stock to
  STMicroelectronics, net.........         --               --      35,093
Issuance of warrants with
  convertible subordinated
  debentures......................         --               --       2,467
Issuance of common stock under
  stock plans.....................         --               --       2,080
Repayment of notes receivable from
  stockholders....................         --               --         240
Repurchase of common stock........         --               --         (10)
Deferred compensation related to
  stock options...................         --               --         161
Realized loss on investments......        193               --
Net loss..........................         --          (24,848)
Total comprehensive loss..........         --               --     (24,655)
                                        -----        ---------    --------
Balance at March 31, 2000.........         --          (53,747)     47,390
Acquisition of UForce, Inc. ......         --               --      44,588
Issuance of common stock under
  stock plans.....................         --               --       2,762
Repayment of notes receivable from
  stockholders....................         --               --          60
Repurchase of common stock and
  Exchangeable Shares.............         --               --        (514)
Deferred compensation related to
  stock options...................         --               --         753
Value of beneficial conversion
  feature associated with the
  convertible subordinated
  debentures......................         --               --       1,081
Change in unrealized loss on
  investments.....................        (24)              --
Cumulative translation
  adjustment......................        (65)              --
Net loss..........................         --          (74,399)
Total comprehensive loss..........         --               --     (74,488)
                                        -----        ---------    --------
Balance at March 31, 2001.........      $ (89)       $(128,146)   $ 21,632
                                        =====        =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETERGY NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(74,399)   $(24,848)   $(19,224)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    14,355       2,118         967
    Stock compensation expense..............................       753         161         416
    Cumulative effect of change in accounting principle.....     1,081          --          --
    In-process research and development.....................     4,563      10,100          --
    Discount on issuance of common stock....................        --       7,400          --
    Gain on sale of investments, net........................      (225)     (1,687)         --
    Non-cash restructuring charges..........................    32,331          --          --
    Other...................................................       (20)         --        (148)
Changes in assets and liabilities, net of effects of
  businesses acquired
  and sold:
  Accounts receivable.......................................       851       3,492      (1,359)
  Inventory, net............................................       (85)      2,548       8,843
  Other current and noncurrent assets.......................    (1,281)        (96)        102
  Accounts payable..........................................    (2,197)        (71)       (708)
  Accrued compensation......................................      (623)        583        (209)
  Accrued warranty..........................................      (169)       (349)       (418)
  Deferred revenue..........................................       197      (3,358)      1,642
  Other accrued liabilities.................................       378         (48)       (197)
  Income taxes payable......................................       (78)        (27)       (125)
                                                              --------    --------    --------
         Net cash used in operating activities..............   (24,568)     (4,082)    (10,418)
                                                              --------    --------    --------
Cash flows from investing activities:
  Acquisitions of property and equipment....................    (6,127)     (1,693)     (1,760)
  Cash paid for acquisitions, net...........................      (558)       (149)         --
  Proceeds from sale of investment..........................       225       1,880          --
  Proceeds from the sale of video monitoring assets, net....     5,160          --          --
  Other.....................................................        --          --         (25)
                                                              --------    --------    --------
         Net cash provided by (used in) investing
           activities.......................................    (1,300)         38      (1,785)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of convertible subordinated
    debentures..............................................        --       7,500          --
  Debt issuance costs.......................................        --        (617)         --
  Debt repayments...........................................      (891)         --          --
  Proceeds from issuance of common stock, net...............     2,763      29,763         838
  Repayment of notes receivable from stockholders...........        60         240         498
  Repurchase of common stock and Exchangeable Shares........      (514)        (76)         --
                                                              --------    --------    --------
         Net cash provided by financing activities..........     1,418      36,810       1,336
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........   (24,450)     32,766     (10,867)
Cash and cash equivalents, beginning of year................    48,576      15,810      26,677
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $ 24,126    $ 48,576    $ 15,810
                                                              ========    ========    ========
Supplemental disclosures:
  Income taxes paid.........................................  $     25    $     34    $    126
                                                              ========    ========    ========
  Interest paid.............................................  $    308    $     --    $     --
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NETERGY NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Netergy Networks, Inc. and its subsidiaries (collectively, the Company or Netergy) develop and market telecommunication technology for Internet Protocol
(IP) telephony and video applications. The Company has three product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange (iPBX) solutions, and Voice-over-IP (VoIP) service creation software.

     During the fiscal year ended March 31, 2001, the Company formed two subsidiaries, Netergy Microelectronics, Inc. (NME) and Centile, Inc. (Centile) and reorganized its operations more clearly along its three product lines. NME provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. NME's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line
(DSL) modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer private branch exchange (PBX) functionality to small and medium-sized businesses over broadband networks. The Company is developing its third product line, a VoIP service creation environment (SCE), at the parent company level. This product is designed for use by telecommunication equipment manufacturers and service providers.

     The Company was incorporated in California in February 1987 and in December 1996 was reincorporated in Delaware. In August 2000 the Company changed its name from 8x8, Inc. to Netergy Networks, Inc.

FISCAL YEAR

     Effective beginning in fiscal 2001, the Company changed its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on March
31. Fiscal 2001 was 52 weeks and 2 days, while fiscal 2000 and fiscal 1999 were 53 week and 52 week years, respectively. For purposes of these consolidated financial statements, the Company has indicated its fiscal year ends on March 31.

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

REVENUE RECOGNITION

     Product revenue -- The Company recognizes revenue from product sales upon shipment to OEMs and end users. Reserves for returns and allowances for OEM and end user sales are recorded at the time of shipment. The Company defers recognition of revenue on sales to distributors where the right of return exists until products are resold by the distributor to the end user.

     License and other revenue -- The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement

                             NETERGY NETWORKS, INC.

includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fiscal quarter ended March 31, 2001. The adoption of SAB 101 did not have a significant impact on the Company's revenue recognition practices.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The cost of the Company's investments is determined based upon specific identification.

     At March 31, 2001, the Company classified $388,000 of its investments, consisting of marketable equity securities, as available-for-sale. The investments are recorded in Other Current Assets in the Consolidated Balance Sheets. Investments classified as available-for-sale are reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet. Realized losses on investments classified as available for sale were approximately $205,000 during the year ended March 31, 2000. Realized and unrealized gains and losses for all other investments were not significant for the years ended March 31, 2001, 2000, and 1999.

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

Machinery and computer equipment....  3 years
Furniture and fixtures..............  5 years
Licensed software...................  3 years
Leasehold improvements..............  Shorter of lease term or useful life of the asset

     Maintenance, repairs and ordinary replacements are charged to expense; expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are reflected in income.

                             NETERGY NETWORKS, INC.

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangible assets are amortized using the straight-line method over lives of two to five years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill and other intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset. See Note 4 regarding the charge for impairment of intangible assets recorded in the fourth quarter of fiscal 2001. As of March 31, 2001, accumulated amortization of intangible assets was approximately $1.4 million.

WARRANTY EXPENSE

     The Company accrues for the estimated cost that may be incurred under its product warranties upon revenue recognition.

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

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the United States (U.S.) dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations. Total assets of the Company's foreign subsidiaries were $3.8 million, $1.6 million, and $656,000 as of March 31, 2001, 2000, and 1999, respectively. The Company does not undertake any foreign currency hedging activities.

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

                             NETERGY NETWORKS, INC.

TAX CREDITS

     Research and development and other tax credits are accounted for using the cost reduction method. Under this method, tax credits relating to eligible expenditures are accounted for as a reduction of related expenses in the period during which the expenditures are incurred, provided there is reasonable assurance of realization.

CONCENTRATIONS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. At March 31, 2001, approximately 96% of the Company's cash equivalents were placed in an institutional money market fund of a reputable, U.S. based financial institution. The Company has not experienced any material losses relating to any investment instruments. The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition, and for certain transactions does require collateral from its customers. For each of the three years ended March 31, 2001, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2001, two customers accounted for 23% and 12% of accounts receivable, respectively. At March 31, 2000, two customers accounted for 16% and 14% of accounts receivable, respectively.

     The Company outsources the manufacturing, packaging, and testing of its semiconductor products to independent foundries. The inability of any manufacturer to fulfill supply requirements of the Company could materially impact future operating results.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments is determined by the Company, using available market information and valuation methodologies considered to be appropriate The carrying amounts of the Company's cash equivalents and accounts receivable approximate their fair values due to their short maturity. The fair value of the Company's convertible subordinated debentures (see Note 9) of approximately $6.9 million has been estimated using discounted cash flow analysis, based on the incremental borrowing rate currently available to the Company for debt with similar terms and maturity.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No.
25)," (FIN 44), which became effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company provides pro forma disclosure of net income and earnings per share.

COMPREHENSIVE LOSS

     Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due primarily to unrealized losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss is reflected in the Consolidated Statements of Stockholders' Equity.

                             NETERGY NETWORKS, INC.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common and Exchangeable Shares (see Note 3) outstanding during the period (denominator). Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of common stock options, convertible subordinated debentures, warrants, and unvested, restricted common stock having a dilutive effect. The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                                     MARCH 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Common stock options........................................  7,732    4,174    3,430
Warrants....................................................    701      701       --
Convertible subordinated debentures.........................    638      638       --
Unvested restricted common stock............................     30      516      143
                                                              -----    -----    -----
                                                              9,101    6,029    3,573
                                                              =====    =====    =====

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to adopt SFAS 133 in its first quarter of fiscal 2002 pursuant to the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 by one year. In June 2000, the FASB issued SFAS No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB statement No. 133," which amends certain terms and conditions of SFAS 133. The Company does not expect that the adoption of SFAS 133, as amended, will have a material impact on its consolidated financial statements.

                             NETERGY NETWORKS, INC.

NOTE 2 -- BALANCE SHEET COMPONENTS

                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Accounts receivable......................................  $ 3,296    $ 1,988
  Less: allowance for doubtful accounts..................     (389)      (442)
                                                           -------    -------
                                                           $ 2,907    $ 1,546
                                                           =======    =======
Inventories:
  Raw materials..........................................  $   213    $    65
  Work-in-process........................................      783        797
  Finished goods.........................................      332        505
                                                           -------    -------
                                                           $ 1,328    $ 1,367
                                                           =======    =======
Property and equipment:
  Machinery and computer equipment.......................  $ 7,987    $ 4,841
  Furniture and fixtures.................................    1,311      1,230
  Licensed software......................................    4,185      3,544
  Leasehold improvements.................................    1,018        644
                                                           -------    -------
                                                            14,501     10,259
Less: accumulated depreciation and amortization..........   (9,485)    (7,572)
                                                           -------    -------
                                                           $ 5,016    $ 2,687
                                                           =======    =======

NOTE 3 -- ACQUISITIONS

  U/Force, Inc.

     The Company's consolidated financial statements reflect the purchase acquisition of all of the outstanding stock of U/Force, Inc. (U/Force) on June 30, 2000 for a total purchase price of $46.8 million. U/Force, based in Montreal, Canada, was a developer of IP-based software applications and a provider of professional services. U/Force was also developing a Java-based service creation environment (SCE) that is designed to allow telecommunication service providers to develop, deploy, and manage telephony applications and services to their customers. The purchase price was comprised of Netergy common stock with a fair value of approximately $38.0 million comprised of: (i) 1,447,523 shares issued at closing of the acquisition, and (ii) 2,107,780 shares to be issued upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by former employee shareholders or indirect owners of U/Force stock. The Exchangeable Shares held by U/Force employees are subject to certain restrictions, including the Company's right to repurchase the Exchangeable Shares if an employee departs prior to vesting. See
Note 11 regarding the repurchase of certain of the Exchangeable Shares in the fourth quarter of fiscal 2001. In addition, the Company also agreed to issue one share of preferred stock (the Special Voting Share) that provides holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible. Netergy also assumed outstanding stock options to purchase 1,023,898 shares of U/Force common stock for which the Black-Scholes option-pricing model value of approximately $6.6 million was included in the purchase price. Direct transaction costs related to the merger were approximately $747,000. Additionally, the Company advanced $1.5 million to U/Force upon signing the agreement, but prior to the close of the transaction. This amount was accounted for as part of the purchase price.

     The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of U/Force's assets and liabilities, which approximated their fair value. In addition, the Company engaged an independent appraiser to value the intangible assets, including amounts allocated to U/Force's in-

                             NETERGY NETWORKS, INC.

process research and development. The in-process research and development related to U/Force's initial products, the SCE and a unified messaging application, for which technological feasibility had not been established and the technology had no alternative future use. The estimated percentage complete for the unified messaging and SCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Risks that were considered as part of the analysis included the scope of the efforts necessary to achieve technological feasibility, rapidly changing customer markets, and significant competitive threats from numerous companies. The Company also considered the risk that if the products were not brought to market in a timely manner, it could adversely affect sales and profitability of the combined company in the future. The resulting estimated net cash flows were discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired U/Force in-process research and development, which was expensed in the second quarter of fiscal 2001, approximated $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement, and workforce were being amortized on a straight-line basis over three, three, and two years, respectively. The allocation of the purchase price was as follows (in thousands):

In-process research and development........................  $ 4,563
Distribution agreement.....................................    1,053
Workforce..................................................    1,182
U/Force net tangible assets................................    1,801
Goodwill...................................................   38,236
                                                             -------
                                                             $46,835
                                                             =======

     The consolidated results of the Company include the results of the operations of U/Force from the date of the acquisition, June 30, 2000, the beginning of our second quarter of fiscal 2001. The following unaudited pro forma consolidated amounts give effect to the acquisition of U/Force as if it had occurred at the beginning of each of fiscal 2001 and 2000 (in thousands, except per share data):

                                                   YEAR ENDED MARCH 31,
                                                   --------------------
                                                     2001        2000
                                                   --------    --------
Revenue..........................................  $18,765     $25,874
Net loss.........................................  $74,949     $41,155
Net loss per share...............................  $  2.97     $  2.05

     The above unaudited pro forma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of our future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma amounts have been made.

                             NETERGY NETWORKS, INC.

  Odisei S.A.

     On May 24, 1999, the Company acquired Odisei S.A. (Odisei), a privately held, development stage company based in Sophia Antipolis, France, that was developing software for managing voice-over IP networks. The consolidated financial statements reflect the acquisition of Odisei for approximately 2,868,000 shares of the Company's common stock and approximately 121,000 of contingent shares, which were subsequently issued to Odisei employee shareholders in March 2000. Approximately 30,000 of the shares issued to Odisei employees are subject to repurchase as of March 31, 2001 if the employee departs prior to vesting. The purchase price was approximately $13.6 million, which includes approximately $295,000 of acquisition-related costs. The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which approximated their fair value. In addition, the Company engaged an independent appraiser to value the intangible assets, including amounts allocated to Odisei's in-process research and development. The in-process research and development related to Odisei's initial product for which technological feasibility had not been established and was estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, which discounted expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows were discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. Based on the independent appraisal, the value of the acquired Odisei in-process research and development, which was expensed in the fiscal year ended March 31, 2000, was $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price consisted of the following (in thousands):

In-process research and development........................  $10,100
Workforce..................................................      200
Net tangible liabilities...................................     (219)
Goodwill...................................................    3,481
                                                             -------
                                                             $13,562
                                                             =======

     The Company's Consolidated Statement of Operations for the fiscal year ended March 31, 2000 includes the results of Odisei from the date of acquisition. Had the acquisition taken place as of the beginning of either fiscal 2000 or fiscal 1999, the pro forma net loss for both periods would have been substantially the same.

NOTE 4 -- RESTRUCTURING CHARGES

     During the fourth quarter of fiscal 2001, after a significant number of employees had resigned, the Company discontinued its Canadian operations acquired in conjunction with the acquisition of U/Force in June 2000. The Company closed its offices in Montreal and Hull, Quebec and laid-off all remaining employees resulting in the cessation of most of the research and development efforts and all of the sales and marketing and professional services activities associated with the U/Force business. As a result of the restructuring, the

                             NETERGY NETWORKS, INC.

Company recorded a one-time charge of $33.3 million in the quarter ended March 31, 2001. The restructuring charges consisted of the following (in thousands):

Employee separation........................................  $   765
Fixed asset losses and impairments.........................    2,084
Intangible asset impairments...............................   30,247
Lease obligation and termination...........................      220
                                                             -------
                                                             $33,316
                                                             =======

     Employee separation costs represent severance payments related to the 96 employees in the Montreal and Hull offices who were laid-off.

     The impairment charges for fixed assets approximated $2.1 million which included write-offs of abandoned and unusable assets of approximately $1.4 million, a loss on sale of assets of $567,000, and a charge for assets to be disposed of $172,000. The asset write-offs of $1.4 million included approximately $850,000 related to leasehold improvements and $560,000 related to computer equipment, furniture, and software. The loss on sale of assets of $567,000 was attributable to the sale of office, computer, and other equipment of the Montreal office. The Company received common stock of the purchaser valued at approximately $412,000 at the date of sale. This common stock has been accounted for as an available-for-sale security and included in Other Current Assets. Fair value of assets to be disposed was measured based on expected salvage value, less costs to sell. Assets to be disposed of consist of computer equipment with a fair value of $57,000 at March 31, 2001. These assets are expected to be sold or abandoned, depending on re-sale market conditions, within the next six to twelve months.

     The impairment charges for intangible assets represent the write-off of the unamortized intangible assets recorded in connection with the acquisition of U/Force. The charges of approximately $30.2 million included: $28.7 million for the goodwill related to the acquisition, $739,000 for the assembled workforce, and $789,000 related to a distribution agreement. The impairments were directly attributable to the cessation of operations in Canada. The Company performed an evaluation of the recoverability of the intangible assets related to these operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The lack of estimated future net cash flows related to the acquired products necessitated an impairment charge to write-off the remaining unamortized goodwill. The distribution agreement asset was written off because the Company will no longer provide products and services to customers under that agreement.

     In March 2001 the Company terminated the lease for its primary facility in Montreal. Pursuant to the lease termination agreement, the Company is obligated to pay rent on its Montreal facility through May 31, 2001. The Company recorded charges for these rental obligations as well as the related lease termination costs. The Company is actively seeking a third-party to sublet its vacant facility in Hull, Quebec, and has recorded a charge for estimated lease termination and related costs.

     At March 31, 2001 the remaining accrued obligations associated with the above-referenced restructuring charges were approximately $212,000 and consisted of obligations related to the leases.

NOTE 5 -- DISPOSITION OF VIDEO MONITORING BUSINESS

     On May 19, 2000, the Company entered into an Asset Purchase Agreement with Interlogix, Inc. (Interlogix) providing for the sale of certain assets comprising the Company's video monitoring business (the Business) to Interlogix. The assets sold included certain accounts receivable, inventories, technical information, machinery, equipment, contract rights, intangibles, records, and supplies. Concurrently with the execution of the Asset Purchase Agreement, the Company and Interlogix entered into a Technology License Agreement (the License Agreement) providing for the licensing of certain related intellectual property to

                             NETERGY NETWORKS, INC.

Interlogix, a Development Agreement providing Interlogix continuing rights in certain products to be developed by the Company, a Transition Services Agreement providing for certain services to be rendered by the Company to Interlogix in respect of the Business, and a Supply Agreement providing for the continuing sale of certain products to Interlogix by the Company (collectively, the Agreements). The aggregate purchase price paid by Interlogix was approximately $5.2 million in cash.

     At the signing of the Agreements the Company's continuing obligations included: (i) providing future updates and upgrades to the licensed technology, if any, over the initial three-year term of the License Agreement, (ii) certain warranty obligations related to video monitoring products manufactured prior to May 19, 2000, and (iii) certain potential obligations under the Development Agreement (the Development Obligations). The Company deferred the recognition of the $3.9 million net gain from the transaction until the satisfactory completion of the Development Obligations. Due to the expiration of the period for completion of the Development Obligations, in the fourth quarter of fiscal 2001 the Company commenced recognition of the resulting net gain, the balance of which is included in Deferred Revenue in the Consolidated Balance Sheet at March 31, 2001. The remaining net gain will be recognized to income over the remaining term of the License Agreement, which expires in May 2003.

NOTE 6 -- STRATEGIC RELATIONSHIP WITH STMICROELECTRONICS

     During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share. In addition, the Company granted STM the right to a seat on the Company's Board of Directors as long as it holds at least 10% of the Company's outstanding shares. STM will have certain rights to maintain its percentage ownership interest of the Company's outstanding voting securities provided, however, that its total percentage ownership of the outstanding voting stock of the Company shall not exceed 19.9%. The Company also granted to STM a non-exclusive, royalty-bearing license to certain technology and has undertaken certain joint development activities with a subsidiary of STM. Under the terms of the agreement, STM guaranteed certain minimum payments to the Company totaling $1.0 million for prepaid royalties and certain non-recurring engineering services (the Minimum Payments). The Company received the Minimum Payments in fiscal 2001.

     Net proceeds from the sale of stock were $27.7 million, representing a discount of approximately $7.4 million from the $35.1 million fair market value of the stock on the date of the agreement. The discount, less the Minimum Payments, was reflected in the fiscal 2000 Consolidated Statements of Operations with a charge of $6.4 million to Selling, General, and Administrative Expense.

NOTE 7 -- TRANSACTIONS WITH RELATED PARTIES

     The Company purchased $956,000 of components from Sanyo Semiconductor Corporation (Sanyo) and an affiliate of Sanyo during the fiscal year ended March 31, 1999. An executive of Sanyo served on the Company's Board of Directors through July 15, 1999.

     During fiscal 2001, 2000, and 1999, the Company paid a member of the Board of Directors approximately $22,000, $41,000, and $85,000, respectively, for technical consulting services provided on behalf of the Company.

     During fiscal 2001, the Company contributed $150,000 to a research program of a major university which is managed by a director of the Company.

                             NETERGY NETWORKS, INC.

NOTE 8 -- INCOME TAXES

     The Company's loss before income taxes includes $162,000, $160,500, and $105,000 of foreign subsidiary income for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. The components of the consolidated provision for income taxes consisted of the following (in thousands):

                                                        YEAR ENDED MARCH 31,
                                                        --------------------
                                                        2001    2000    1999
                                                        ----    ----    ----
Current:
  Federal.............................................  $ --    $ --    $(26)
  State...............................................    --      --      --
  Foreign.............................................    17     120      26
                                                        ----    ----    ----
                                                        $ 17    $120    $ --
                                                        ====    ====    ====

     Deferred tax assets are comprised of the following (in thousands):

                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Research and development credit carryforwards..........  $  4,455    $  2,982
Net operating loss carryforwards.......................    22,625      11,678
Inventory valuation....................................       650       1,104
Reserves and allowances................................     1,181         697
Goodwill...............................................    15,584          --
Other..................................................     3,155       2,162
                                                         --------    --------
                                                           47,650      18,623
Valuation allowance....................................   (47,650)    (18,623)
                                                         --------    --------
          Total........................................  $     --    $     --
                                                         ========    ========

     Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2001 and March 31, 2000.

     At March 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $61.4 million and $38.7 million, respectively, which expire at various dates beginning in 2005. The net operating loss carryforwards include approximately $4.3 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2001, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $2.9 million and $2.1 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

                             NETERGY NETWORKS, INC.

A reconciliation of the tax provision to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
Provision at statutory rate..........................  $(25,296)   $(8,408)   $(6,572)
State income taxes before valuation allowance, net of
  federal effect.....................................    (3,909)      (251)      (729)
In-process research and development..................     1,551      3,434         --
Discount on issuance of common stock.................        --      2,176         --
Research and development credits.....................    (1,162)      (338)      (483)
Valuation allowance..................................    29,027      3,125      7,712
Non-deductible compensation..........................       256         55        165
Foreign income taxes.................................         1         66         --
Other................................................      (451)       261        (93)
                                                       --------    -------    -------
                                                       $     17    $   120    $    --
                                                       ========    =======    =======

NOTE 9 -- DEBT

  Convertible Subordinated Debentures

     In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures). The Debentures mature on December 17, 2002 unless converted earlier. Repayment of the debentures may be accelerated under certain circumstances. The $3.75 million Series A debentures and $3.75 million Series B debentures are convertible into the Company's common stock at a conversion price equal to $7.05 and $35.50, respectively. Interest is payable semiannually.

     For the Series A and Series B debentures, the lender received a three-year warrant to purchase approximately 532,000 common shares of the Company at $7.05 per share and 106,000 shares at $35.50 per share, respectively. The Company also issued warrants to the placement agent in conjunction with the Series A and Series B debentures equal to approximately 53,000 shares and 11,000 shares, respectively, at substantially the same terms granted to the lender. The conversion prices of the Debentures and the exercise price of the warrants issued to the lender may be adjusted under certain circumstances.

     Using the Black-Scholes pricing model, the Company determined that the debt discount associated with the fair value of the warrants issued to the lender approximated $2.2 million. The amortization of the debt discount is being reflected as a non-cash charge to interest expense over the term of the warrants. The Company recognized interest expense associated with amortization of the debt discount of approximately $740,000 and $218,000, respectively, during the fiscal years ended March 31, 2001 and 2000. The debt discount, net of accumulated amortization, is reflected as a reduction in the face value of the Debentures.

     The costs of issuing the Debentures totaled $864,000, including a non-cash charge of $247,000 for the value of the warrants issued to the placement agent. The deferred debt issuance costs were recorded in Intangibles and Other Assets and are being amortized to interest expense over the term of the Debentures. The Company recognized interest expense associated with amortization of the deferred debt issuance costs of approximately $288,000 and $85,000, respectively, during the fiscal years ended March 31, 2001 and 2000.

     In November 2000, the FASB Emerging Issues Task Force reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The SEC required companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the

                             NETERGY NETWORKS, INC.

"accounting conversion price" method to securities issued after May 21, 1999. Accordingly, the Company recorded a $1.1 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with the Debentures and related warrants. The Company has presented the charge in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle.

  Other Debt

     At June 30, 2000, the Company assumed certain capital lease and loan obligations of U/Force. In February 2001, the Company paid approximately $560,000 to purchase all equipment outstanding under the capital leases, and repaid the bank loan of approximately $146,000.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company leases its primary facility in Santa Clara, California under a noncancelable operating lease agreement that expires in May 2003. The Company also has leased facilities in Canada, France, and the United Kingdom. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance, and normal maintenance costs. At March 31, 2001, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

                   YEAR ENDING MARCH 31,
                   ---------------------
2002........................................................  $1,656
2003........................................................   1,517
2004........................................................     521
2005........................................................     327
2006........................................................     329
2007 and thereafter.........................................   1,509
                                                              ------
          Total minimum payments............................  $5,859
                                                              ======

     Rent expense for the years ended March 31, 2001, 2000, and 1999 was $1.8 million, $1.3 million, and $890,000, respectively.

     The Company is involved in various legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted. See also Note 15.

NOTE 11 -- STOCKHOLDERS' EQUITY

  Common Stock

     In August 2000 the Company's stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 100,000,000 shares from 40,000,000 shares.

  Exchangeable Shares

     During the fourth quarter of fiscal 2001, the Company repurchased 1,034,107 unvested Exchangeable Shares at an average price of $0.49 per share. These Exchangeable Shares were issued to certain employees of U/Force in conjunction with the U/Force acquisition (see Note 3) and were repurchased when the employees resigned from the Company. In addition, 812,866 Exchangeable Shares were converted into an equivalent

                             NETERGY NETWORKS, INC.

number of shares of the Company's common stock in the fourth quarter of fiscal 2001. There were 260,807 Exchangeable Shares issued and outstanding at March 31, 2001.

  1992 Stock Option Plan

     The Board of Directors has reserved 3,000,000 shares of the Company's common stock for issuance under the 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates. Options generally vest over four years.

  Key Personnel Plan

     In July 1995, the Board of Directors adopted the Key Personnel Plan. The Board of Directors reserved 2,200,000 shares of the Company's common stock for issuance under this plan. The Key Personnel Plan provides for granting incentive and nonstatutory stock options to officers of the Company at prices equal to the fair market value of the stock at the grant dates. Options generally vest over four years.

  1996 Stock Plan

     In June 1996, the Board of Directors adopted the 1996 Stock Plan (the 1996
Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders subsequently authorized increases in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan of 500,000 shares in June 1997 and 2,000,000 shares in August 2000. The 1996 Plan also provides for an annual increase on the first day of each of the Company's fiscal years in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to certain maximum limitations. This provision resulted in an increase of 1,000,000, 771,287, and 764,680 shares issuable under the 1996 Plan during the fiscal years ended March 31, 2001, 2000, and 1999, respectively. The 1996 Plan provides for granting incentive and nonstatutory stock options to employees at prices equal to the fair market value of the stock at the grant dates as determined by the Company's Board of Directors. Options generally vest over a period of not more than five years.

  1996 Director Option Plan

     The Company's 1996 Director Option Plan (the Director Plan) was adopted in June 1996 and became effective in July 1997. A total of 150,000 shares of common stock were initially reserved for issuance under the Director Plan. The Company's stockholders subsequently authorized an increase in the number of shares of common stock reserved for issuance under the Director Plan to 500,000 shares in August 2000. The Director Plan provides for both discretionary and periodic grants of nonstatutory stock options to non-employee directors of the Company (the Outside Directors). The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vest over a period of four years. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years.

  1999 Nonstatutory Stock Option Plan

     In fiscal 2000, the Company's Board of Directors approved the 1999 Nonstatutory Stock Option Plan (the 1999 Plan) with 600,000 shares initially reserved for issuance thereunder. In fiscal 2001, the number of shares reserved for issuance was increased to 3,600,000 shares by the Board of Directors. Under the terms of the 1999 Plan, options may not be issued to either officers or directors of the Company provided, however, that options may be granted to an officer in connection with the officer's initial employment by the Company. Vesting for certain options accelerates if certain predefined milestones are met.

                             NETERGY NETWORKS, INC.

  UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan

     In connection with the acquisition of U/Force (see Note 3), the Company assumed the UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan (the U/Force Plan), and reserved 1,023,898 shares of the Company's common stock related to options issued thereunder. The U/Force Plan provided for the grant of nonstatutory stock options to employees and consultants of U/Force at prices equal to the fair market value of the stock at the grant dates. Options generally vested over four years and had a term of ten years unless otherwise cancelled.

     Option activity under the Company's stock option plans since March 31, 1998, excluding subsidiary stock option plans, is summarized as follows:

                                                                                  WEIGHTED AVERAGE
                                          SHARES            SHARES SUBJECT TO      EXERCISE PRICE
                                    AVAILABLE FOR GRANT    OPTIONS OUTSTANDING       PER SHARE
                                    -------------------    -------------------    ----------------
Balance at March 31, 1998.........         120,909              2,859,864              $5.26
Increase in options available for
  grant...........................         764,680                     --                 --
Granted...........................      (3,243,175)             3,243,175              $3.32
Exercised.........................              --               (202,332)             $1.00
Returned to plan..................       2,470,397             (2,470,397)             $6.74
                                        ----------             ----------
Balance at March 31, 1999.........         112,811              3,430,310              $2.60
Increase in options available for
  grant...........................       1,371,287                     --                 --
Granted...........................      (2,105,015)             2,105,015              $7.94
Exercised.........................              --               (725,209)             $2.12
Returned to plan..................         636,354               (636,354)             $3.40
                                        ----------             ----------
Balance at March 31, 2000.........          15,437              4,173,762              $5.25
Increase in options available for
  grant...........................       7,373,898                     --                 --
Granted or assumed................      (8,116,100)             8,116,100              $6.26
Exercised.........................              --               (925,008)             $2.30
Returned to plan..................       3,632,963             (3,632,963)             $8.29
                                        ----------             ----------
Balance at March 31, 2001.........       2,906,198              7,731,891              $5.24
                                        ==========             ==========

     Significant option groups outstanding at March 31, 2001 and related weighted average exercise price and contractual life information are as follows:

                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE        WEIGHTED AVERAGE
                           ----------------------------   ----------------------------      REMAINING
                                       WEIGHTED AVERAGE               WEIGHTED AVERAGE   CONTRACTUAL LIFE
RANGE OF EXERCISE PRICES    SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE        (YEARS)
------------------------   ---------   ----------------   ---------   ----------------   ----------------
    $ 0.01 to $ 3.16       3,918,727        $ 2.12        1,115,964        $ 2.40              8.8
    $ 3.16 to $ 6.32       1,339,546        $ 4.09          524,839        $ 4.36              8.6
    $ 6.32 to $ 9.49         983,701        $ 7.32          134,856        $ 7.17              9.0
    $ 9.49 to $12.65       1,206,617        $11.86           57,560        $10.55              9.1
    $12.65 to $15.81         129,250        $14.32           16,526        $14.50              8.1
    $15.81 to $31.62         154,050        $21.54           39,408        $21.29              8.9
                           ---------                      ---------
                           7,731,891        $ 5.24        1,889,153        $ 4.03              8.8
                           =========                      =========

     In September 1998, the Board of Directors approved a proposal under which employees elected to cancel approximately 2,107,000 options in exchange for grants of new options with an exercise price equal to the then current fair market value. In consideration for such repricing, each participating employee agreed that they

                             NETERGY NETWORKS, INC.

forfeit their right to exercise such options should they resign from the Company within twelve months of the repricing date.

     Shares issued under the Key Personnel Plan are subject to repurchase at the original issuance price if the employee leaves the Company prior to vesting. During fiscal 2001, 2000, and 1999, the Company repurchased 5,982, 46,296, and 257,685 unvested shares, respectively. As of March 31, 2001, all shares were vested.

     The Company recorded a deferred compensation charge of approximately $7,267,000 with respect to options repriced and certain additional options granted in fiscal 1997. In addition, the Company recorded deferred compensation charges of approximately $503,000 and $406,000 in connection with certain options granted to non-officer employees in fiscal 2001 and 2000, respectively. The Company recognized $753,000, $161,000, and $416,000 of said amounts as compensation expense in the fiscal years ended March 31, 2001, 2000, and 1999, respectively. The Company recognizes deferred compensation over the related vesting period of the options (which is generally forty-eight months). At March 31, 2001, the balance of deferred compensation was $174,000. Deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

  Netergy Microelectronics, Inc. 2000 Stock Option Plan

     NME's 2000 Stock Option Plan (the NME Plan) was adopted in December 2000 by the NME Board of Directors. The NME Plan provides for granting incentive stock options (ISOs) to employees and nonstatutory stock options (NSOs) to employees, directors, and consultants of NME. Options granted under the NME Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the NME Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years. However, in the event of a change in control (as defined in the NME Plan document) vesting for certain options will be accelerated.

     The following table summarizes information about stock options outstanding at March 31, 2001:

                                                                                 WEIGHTED AVERAGE
                                        SHARES AVAILABLE    SHARES SUBJECT TO     EXERCISE PRICE
                                           FOR GRANT       OPTIONS OUTSTANDING      PER SHARE
                                        ----------------   -------------------   ----------------
Shares reserved at NME Plan's
  inception...........................      5,000,000                  --             $  --
Granted...............................     (3,572,000)          3,572,000              0.50
Returned to plan......................        400,000            (400,000)             0.50
                                           ----------           ---------
Balance at March 31, 2001.............      1,828,000           3,172,000             $0.50
                                           ==========           =========             =====

     As of March 31, 2001, no options were exercisable, the weighted average remaining contractual life was approximately 9.8 years, and the weighted average exercise price was $0.50 per share.

  Centile, Inc. 2001 Stock Option Plan

     Centile's 2001 Stock Option Plan (the Centile Plan) was adopted in March 2001 by the Centile Board of Directors. The Centile Plan provides for granting incentive stock options (ISOs) to employees and nonstatutory stock options
(NSOs) to employees, directors, and consultants of Centile. Options granted under the Centile Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Centile Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a

                             NETERGY NETWORKS, INC.

10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years.

     The following table summarizes the information about stock options outstanding at March 31, 2001:

                                                                                 WEIGHTED AVERAGE
                                      SHARES AVAILABLE     SHARES SUBJECT TO      EXERCISE PRICE
                                         FOR GRANT        OPTIONS OUTSTANDING       PER SHARE
                                      ----------------    -------------------    ----------------
Shares reserved at Centile Plan's
  inception.........................      4,500,000                   --              $  --
Granted.............................     (4,107,000)           4,107,000               0.43
                                         ----------            ---------
Balance at March 31, 2001...........        393,000            4,107,000              $0.43
                                         ==========            =========              =====

     As of March 31, 2001, no options were exercisable, the weighted average remaining contractual life was approximately 10 years, and the weighted average exercise price was $0.43 per share.

  1996 Employee Stock Purchase Plan

     The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. Under the Purchase Plan, a total of 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in increases of 180,910 and 187,491 shares issuable under the Purchase Plan during the fiscal years ended March 31, 2001 and 2000, respectively. During fiscal 2001, 2000, and 1999, 281,583, 180,910, and 187,491 shares, respectively, were issued under the Purchase Plan.

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

     For the purpose of providing pro forma disclosures, the estimated fair value of stock purchase rights were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                          YEAR ENDED MARCH 31,
                                                ----------------------------------------
                                                   2001           2000           1999
                                                -----------    -----------    ----------
Expected volatility...........................     141%            70%           71%
Expected dividend yield.......................     0.0%           0.0%           0.0%
Risk-free interest rate.......................     4.92%          5.84%         4.49%
Weighted average expected option term.........  1.25 years     1.25 years     0.9 years
Weighted average fair value of options
  granted.....................................  $  3.00        $  5.52        $  1.81

                             NETERGY NETWORKS, INC.

  Certain pro forma disclosures

     The Company accounts for its stock plans in accordance with the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in FAS 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                           YEAR ENDED MARCH 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
Net loss:
  As reported......................................  $(74,399)   $(24,848)   $(19,224)
  Pro forma........................................  $(87,233)   $(30,670)   $(24,175)
Basic and diluted loss per share:
  As reported......................................  $  (2.99)   $  (1.38)   $  (1.28)
  Pro forma........................................  $  (3.51)   $  (1.70)   $  (1.61)

     For the purposes of the disclosure above, the fair value of each of the Company's option grants, excluding those options issued under the NME and Centile Plans, has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                       YEAR ENDED MARCH 31,
                                           --------------------------------------------
                                               2001            2000            1999
                                           ------------    ------------    ------------
Expected volatility......................      141%            70%             71%
Expected dividend yield..................      0.0%            0.0%            0.0%
Risk-free interest rate..................  4.7% to 6.8%    5.5% to 6.4%    4.2% to 5.6%
Weighted average expected option term....    5 years        5.3 years       5.3 years
Weighted average fair value of options
  granted................................     $5.17           $5.12           $2.76

     Options granted under the NME and Centile Plans during fiscal year 2001 were also calculated using the Black-Scholes pricing model, with the following assumptions: dividend yield of 0%, weighted average expected option term of five years; volatility of 70%; and risk free interest rates of 4.7% to 5.1%. The weighted average fair values of NME and Centile options granted during fiscal 2001 were $0.31 and $0.26, respectively.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

  401(k) Savings Plan

     In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. The Company's matching contribution is $1,500 per employee per calendar year at a dollar for dollar rate of the employee contribution. The matching contributions vest over three years. The Company contributed $125,000, $124,000, and $144,000 to the Savings Plan during fiscal 2001, 2000, and 1999, respectively.

  Profit Sharing Plan

     The Company's profit sharing plan provides for payments of up to 15% of total quarterly net income. Charges related to this plan were not significant for the fiscal years ended March 31, 2001, 2000 or 1999.

                             NETERGY NETWORKS, INC.

NOTE 13 -- SEGMENT REPORTING

     During the fourth quarter of fiscal year 2001, the Company changed its internal reporting processes and determined that it had two new reportable segments, NME and Centile. NME and Centile were new subsidiaries formed by the Company in the third and fourth quarters, respectively, of fiscal 2001. The Company's reportable segments have been determined based on the nature of the operations and products offered to customers. The NME segment reflects the activity associated with sales of semiconductors and related software focused on the IP telephony and videoconferencing markets, as well as sales of media hub systems. The Centile segment reflects activity associated with the development and sales of a hosted iPBX solution. The Corporate and Other segment includes the activities of the Company's Canadian operations (see Notes 3 and 4), its discontinued ViaTV product line (see Note 14) and the video monitoring business (see Note 5) which was sold in May 2000. Consequently, the reported results and amounts for the Corporate and Other segment include historical activity of the discontinued product lines and related operations as well as certain transactions and residual amounts associated with their sale or cessation.

     Intersegment revenues between the reportable segments were not significant during the periods presented. Shared support service functions such as human resources, facilities management, and other infrastructure support and overhead are allocated between the segments. Accounting policies are applied consistently to the segments, where applicable.

     Due to limitations in the Company's internal reporting systems, it is not practicable to disclose operating losses by segment for fiscal 2000 and 1999. The following illustrates results by segment for the periods during which the information was available:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Revenues:
  NME.................................................  $15,850    $16,308    $15,795
  Centile.............................................      198         70         --
  Corporate and Other.................................    2,180      9,006     15,887
                                                        -------    -------    -------
          Total revenues..............................  $18,228    $25,384    $31,682
                                                        -------    -------    -------
Gross profit (loss):
  NME.................................................  $10,792    $13,137    $12,561
  Centile.............................................       71         45         --
  Corporate and Other.................................      379      3,604     (5,160)
                                                        -------    -------    -------
          Total gross profit..........................  $11,242    $16,786    $ 7,401
                                                        -------    -------    -------

     Operating losses for the NME, Centile and the Corporate and Other segments for the fiscal year ended March 31, 2001 were $5.7 million, $13.0 million and $55.8 million, respectively. There were no reconciling items between the segments for the revenue, gross profit, and operating loss amounts.

                             NETERGY NETWORKS, INC.

     The following table illustrates net revenues by groupings of similar products:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Videoconferencing semiconductors....................    $ 9,478    $11,323    $10,302
IP telephony semiconductors.........................      1,878         37         --
Consumer videophone systems.........................        105      3,000     12,935
Video monitoring systems............................        915      6,006      2,952
Media hub systems...................................        432        451         --
                                                        -------    -------    -------
          Product revenues..........................     12,808     20,817     26,189
                                                        -------    -------    -------
Videoconferencing licenses and royalties............      3,237      4,318      4,248
IP telephony licenses and royalties.................        825        179         --
Nonrecurring engineering fees.......................         --         --      1,245
Hosted iPBX licenses................................        198         70         --
Professional services...............................      1,160         --         --
                                                        -------    -------    -------
          License and other revenues................      5,420      4,567      5,493
                                                        -------    -------    -------
          Total revenues............................    $18,228    $25,384    $31,682
                                                        =======    =======    =======

     The following illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
United States.........................................  $ 5,632    $13,381    $18,116
Europe................................................    5,862      5,808      5,393
Japan.................................................    1,188      2,351      4,227
Other.................................................    5,546      3,844      3,946
                                                        -------    -------    -------
                                                        $18,228    $25,384    $31,682
                                                        =======    =======    =======

     No customer represented greater than 10% of total revenues for the fiscal years ended March 31, 2001, 2000, and 1999.

NOTE 14 -- INVENTORY CHARGES

     In the fourth quarter of fiscal 1999, the Company determined that a combination of factors including the high cost of maintaining a consumer distribution channel, the slower than expected growth rate of the consumer videophone market, and the low gross margins typical of a consumer electronics product made it unlikely that the consumer videophone business would be profitable in the foreseeable future. As a result, the Company announced in April 1999 that it would cease production of the ViaTV product line and withdraw from its distribution channels over the subsequent several quarters. In conjunction with this decision, the Company recorded a $5.7 million charge associated with the write-off of ViaTV videophone inventories in the fourth quarter of fiscal 1999.

NOTE 15 -- SUBSEQUENT EVENT

     On April 6, 2001, the Company, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., was sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that the Company failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages

                             NETERGY NETWORKS, INC.

totaling in excess of Canadian $65 million plus interest, costs, and any other relief which the Court may choose to provide. Management believes that the Company has valid defenses against the claims alleged by Milinx and intends to defend this lawsuit vigorously. However, due to the nature of litigation and because the lawsuit is in the very early pre-discovery stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should the Company not prevail in the litigation, its operating results and financial condition would be adversely impacted.

                             NETERGY NETWORKS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS     WRITE-OFFS/
                                                    BALANCE AT    CHARGED TO   RECOVERIES OF
                                                   BEGINNING OF   COSTS AND    UNCOLLECTIBLE    BALANCE AT
                   DESCRIPTION                        PERIOD       EXPENSES      ACCOUNTS      END OF PERIOD
                   -----------                     ------------   ----------   -------------   -------------
Allowance for doubtful accounts:
  March 31, 1999.................................      $610         $  86           $10            $686
  March 31, 2000.................................       686          (200)           44             442
  March 31, 2001.................................       442            25            78             389

                     CONSOLIDATED QUARTERLY FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              QUARTER ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                          2001        2000       2000        2000       2000        1999       1999        1999
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
Total revenues........................  $  4,409    $  4,104   $  3,892    $ 5,823     $ 6,542    $ 6,238     $ 6,710    $  5,894
Cost of revenues......................     1,695       1,948      1,765      1,578       1,806      1,993       1,446       3,353
                                        --------    --------   --------    -------     -------    -------     -------    --------
Gross profit..........................     2,714       2,156      2,127      4,245       4,736      4,245       5,264       2,541
                                        --------    --------   --------    -------     -------    -------     -------    --------
Operating expenses:
  Research and development............     4,866       4,868      4,788      4,214       3,772      2,854       2,860       2,423
  Selling, general, and
    administrative....................     5,189       4,497      4,728      3,699      10,389      3,545       3,786       3,587
  In-process research and
    development.......................        --          --      4,563         --          --         --          --      10,100
  Amortization of intangibles.........     3,612       3,612      3,573        190         190        189         185          50
  Restructuring charge................    33,316          --         --         --          --         --          --          --
                                        --------    --------   --------    -------     -------    -------     -------    --------
        Total operating expenses......    46,983      12,977     17,652      8,103      14,351      6,588       6,831      16,160
                                        --------    --------   --------    -------     -------    -------     -------    --------
Loss from operations..................   (44,269)    (10,821)   (15,525)    (3,858)     (9,615)    (2,343)     (1,567)    (13,619)
Other income (expense), net...........       (94)         67        554        645         231        109         195       1,881
                                        --------    --------   --------    -------     -------    -------     -------    --------
Loss before income taxes..............   (44,363)    (10,754)   (14,971)    (3,213)     (9,384)    (2,234)     (1,372)    (11,738)
Provision for income taxes............         5          --         --         12          54         --          66          --
                                        --------    --------   --------    -------     -------    -------     -------    --------
Net loss before cumulative effect of
  change in accounting principle......   (44,368)    (10,754)   (14,971)    (3,225)     (9,438)    (2,234)     (1,438)    (11,738)
Cumulative effect of change in
  accounting principle................        --      (1,081)        --         --          --         --          --          --
                                        --------    --------   --------    -------     -------    -------     -------    --------
Net loss..............................  $(44,368)   $(11,835)  $(14,971)   $(3,225)    $(9,438)   $(2,234)    $(1,438)   $(11,738)
                                        ========    ========   ========    =======     =======    =======     =======    ========
Net loss per share:
  Basic and diluted...................  $  (1.67)   $  (0.47)  $  (0.60)   $ (0.14)    $ (0.47)   $ (0.12)    $ (0.08)   $  (0.72)
Shares used in per share calculations:
  Basic and diluted...................    26,541      25,337     24,923     22,582      20,023     18,035      17,886      16,341

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2001 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this is included in the 2001 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional
Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the 2001 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the 2001 Proxy Statement under the caption "Additional Information -- Security Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required by this Item is set forth in the 2001 Proxy Statement under the captions "Additional Information -- Certain Relationships and Transactions," "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

     The information required by this item is included in Item 8.

     (a)(2) Financial Statement Schedules.

     The information required by this item is included in Item 8.

     (a)(3) Exhibits.

     The documents listed on the Exhibit Index appearing at pages 63 - 64 of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

     (b) Reports on Form 8-K.

     The Company filed two reports on Form 8-K during the quarter ended March 31, 2001. Information regarding the items reported on is as follows:

      DATE                             ITEMS REPORTED ON
      ----                             -----------------
February 7, 2001  The Company reported the resignations of Paul Voois, as
                  Chief Executive Officer, Robert Habibi, as Chief Operating
                  Officer and member of the Board of Directors, and Jean-Luc
                  Calonne, as Senior Vice President for Business Operations/
                  General Manager of the Company's Montreal office. The
                  Company also reported the resignations of approximately 50 employees of the Company's Montreal office.

                  The Company also reported the appointments of Joe Parkinson as Interim Chief Executive Officer and Bryan Martin as Chief
                  Operating Officer and member of the Board of Directors.

                  The Company reported its results for the three and nine month periods ending December 31, 2000.

January 3, 2001   The Company reported a change in its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on the last calendar day of March, beginning in fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Netergy Networks, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 24, 2001.

                                          NETERGY NETWORKS, INC.

                                          By: /s/ JOE PARKINSON
                                            ------------------------------------
                                                       Joe Parkinson,
                                             Chairman & Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Joe Parkinson and David M. Stoll, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                  /s/ JOE PARKINSON                        Chairman of the Board and      May 24, 2001
-----------------------------------------------------       Chief Executive Officer
                    Joe Parkinson                        (Principal Executive Officer)

                 /s/ DAVID M. STOLL                        Chief Financial Officer,       May 24, 2001
-----------------------------------------------------     Vice President, Finance and
                   David M. Stoll                       Secretary (Principal Financial
                                                                      and
                                                              Accounting Officer)

                    /s/ LEE CAMP                                   Director               May 24, 2001
-----------------------------------------------------
                      Lee Camp

                   /s/ BERND GIROD                                 Director               May 24, 2001
-----------------------------------------------------
                     Bernd Girod

                  /s/ GUY L. HECKER                                Director               May 24, 2001
-----------------------------------------------------
                 Guy L. Hecker, Jr.

               /s/ CHRISTOS LAGOMICHOS                             Director               May 24, 2001
-----------------------------------------------------
                 Christos Lagomichos

                   /s/ JOE MARKEE                                  Director               May 24, 2001
-----------------------------------------------------
                     Joe Markee

                  /s/ BRYAN MARTIN                          Director, President and       May 24, 2001
-----------------------------------------------------       Chief Operating Officer
                    Bryan Martin

                   /s/ WILLIAM TAI                                 Director               May 24, 2001
-----------------------------------------------------
                     William Tai

                             NETERGY NETWORKS, INC.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                           EXHIBIT TITLE
-------                           -------------
 2.1(c)    Stock Exchange Agreement, dated as of May 13, 1999, by and among 8x8, Inc., Odisei S.A. and the Security Holders named therein and the agreements related thereto.
 2.2(g)    Share Exchange Agreement, dated as of May 19, 2000, by and among Netergy, U/Force, all of the shareholders of U/Force and indirect owners of the shares of U/Force.
 3.1(a)    Form of Amended and Restated Certificate of Incorporation of
           Registrant.
 3.2(a)    Bylaws of Registrant.
 3.3       Certificate of Amendment of Amended and Restated Certificate
           of Incorporation.
 4.1(d)    Securities Purchase Agreement by and among Wingate Capital
           Ltd. and Fisher Capital Ltd. (collectively the Buyers) and
           8x8, Inc. dated December 15, 1999, with Schedule and
           Exhibits.
 4.2(d)    Registration Rights Agreement by and among 8x8, Inc. and the
           Buyers dated December 15, 1999.
 4.3(d)    Form of Series A Warrant by and among 8x8, Inc. and
           FleetBoston Robertson Stephens, Inc. dated December 16,
           1999.
 4.4(d)    Form of Series B Warrant by and among 8x8, Inc. and
           FleetBoston Robertson Stephens Inc. dated December 16, 1999.
 4.5(d)    Registration Rights Agreement by and among 8x8, Inc. and
           FleetBoston Robertson Stephens Inc. dated December 16, 1999.
 4.6(f)    Common Stock Purchase Agreement by and among 8x8, Inc. and
           STMicroelectronics dated January 24, 2000.
 4.7(f)    Form of Investor Rights Agreement by and among 8x8, Inc. and
           STMicroelectronics dated January 24, 2000.
10.1(a)    Form of Indemnification Agreement.
10.2(a)    1992 Stock Option Plan, as amended, and form of Stock Option
           Agreement.
10.3(a)    Key Personnel Plan, as amended, and form of Stock Option
           Agreement.
10.4(i)    1996 Stock Plan, as amended, and form of Stock Option
           Agreement.
10.5(a)    1996 Employee Stock Purchase Plan, as amended, and form of
           Subscription Agreement.
10.6(j)    1996 Director Option Plan, as amended, and form of Director
           Option Agreement.
10.7(a)    Amended and Restated Registration Rights Agreement dated as of September 6, 1996 among the Registrant and certain
           holders of the Registrant's Common Stock.
10.8(a)    Facility lease dated as of July 3, 1990 by and between
           Sobrato Interests, a California Limited Partnership, and the
           Registrant, as amended.
10.9(a)    Promissory Note between Sandra L. Abbott and Registrant
           dated June 29, 1996.
10.10(a)   Promissory Note between David M. Harper and Registrant dated
           June 29, 1996.
10.11(a)   Promissory Note between Bryan R. Martin and Registrant dated
           June 29, 1996.
10.12(a)   Promissory Note between Chris McNiffe and Registrant dated
           June 29, 1996.
10.13(a)   Promissory Note between Mike Noonen and Registrant dated
           June 29, 1996.
10.14(a)   Promissory Note between Samuel T. Wang and Registrant dated
           June 29, 1996.
10.15(b)   Warrant Number CS-01 issued by 8x8, Inc. to Stanford
           University on February 17, 1998.
10.16(b)   Fifth Amendment to Lease dated January 26, 1998 between
           Sobrato Interests and the Registrant.

EXHIBIT
 NUMBER                           EXHIBIT TITLE
-------                           -------------
10.17(b)   Landlord's Consent to Sublease dated February 23, 1998 among
           Sobrato Interests, Bay Networks, Inc. and the Registrant.
10.18(e)   1999 Nonstatutory Stock Option Plan, as amended, and form of
           Stock Option Agreement.
10.19(h)   Asset Purchase Agreement by and among 8x8, Inc. and
           Interlogix, Inc. dated May 19, 2000.
10.20(h)   Technology License Agreement by and among 8x8, Inc. and
           Interlogix, Inc. dated May 19, 2000.
10.21(k)   UForce Company -- Societe UForce Amended and Restated 1999
           Stock Option Plan.
10.22      Settlement Agreement and Release by and between 8x8, Inc.
           and Keith Barraclough dated July 10, 2000.
10.23      Severance Agreement and Mutual Release by and between
           Netergy Networks, Inc., Netergy Networks Canada Corporation
           and Dominique Pitteloud dated October 13, 2000.
21.1       Subsidiaries of Registrant.
23.1       Consent of Independent Accountants.
24.1       Power of Attorney (see page 62).

---------------

(a) Incorporated by reference to identically numbered exhibits filed in response to Item 16 (a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No.
     333-15627), as amended, declared effective on July 1, 1997.
(b) Incorporated by reference to identically numbered exhibits filed in response to Item 14 (a), "Exhibits," of the Registrant's Report on Form 10-K for the fiscal year ended
     March 31, 1998.
(c) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K dated June 7, 1999 and 8-K/A dated August
     9, 1999.
(d) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the fiscal quarter ended December 31, 1999.
(e) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Statement on Form
     S-8 dated July 17, 2000.
(f) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K filed on February 16, 2000.
(g) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K filed on May 23, 2000.
(h) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's
     Report on Form 8-K filed on May 26, 2000.
(i) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Report on Form
     S-8 dated November 7, 2000.
(j) Incorporated by reference to exhibit 4.2 filed in response to Item 8, "Exhibits," of the Registrant's Report on Form
     S-8 dated November 7, 2000.
(k) Incorporated by reference to exhibit 4.2 filed in response to Item 8, "Exhibits," of the Registrant's Statement on Form
     S-8 dated July 17, 2000.