Form 10-Q
period 2001-06-30
8X8 INC /DE/
filed 2001-07-27
CIK 1023731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

The number of shares of the Registrant's Common Stock outstanding as of July 23, 2001 was 26,585,949.


The exhibit index begins on page 24.

                                    8X8, INC.

                                      INDEX

                                                                                Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets at
            June 30, 2001 and March 31, 2001...................................   1
        Condensed Consolidated Statements of Operations
            for the three months ended June 30, 2001 and 2000..................   2

        Condensed Consolidated Statements of Cash Flows
            for the three months ended June 30, 2001 and 2000..................   3

        Notes to Unaudited Condensed Consolidated Financial Statements..........  4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..........................................  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............  13


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................  23

Item 2.  Submission of Matters to a Vote of Securities Holders.................  23

Item 6.  Exhibits and Reports on Form 8-K......................................  24

Signatures.....................................................................  24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                    8X8, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                        June 30,       March 31,
                                                           2001          2001
                                                          -----          ----
ASSETS
Current assets:
  Cash and cash equivalents .......................    $  21,889     $  24,126
  Accounts receivable, net ........................        1,166         2,907
  Inventory .......................................        1,109         1,328
  Other current assets ............................        2,015         2,571
                                                       ---------     ---------
    Total current assets ..........................       26,179        30,932

Property and equipment, net .......................        4,422         5,016
Intangibles and other assets ......................        2,933         3,197
                                                       ---------     ---------
                                                       $  33,534     $  39,145
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................    $     680     $   1,387
  Accrued compensation ............................        1,572         1,531
  Accrued warranty ................................          486           525
  Deferred revenue ................................        5,237         5,903
  Other accrued liabilities .......................        1,401         1,623
  Income taxes payable ............................          306           306
                                                       ---------     ---------

    Total current liabilities .....................        9,682        11,275

Convertible subordinated debentures ...............        6,423         6,238
                                                       ---------     ---------

    Total liabilities .............................       16,105        17,513
                                                       ---------     ---------

Stockholders' equity:
  Common stock ....................................           27            27
  Additional paid-in capital ......................      149,956       150,015
  Notes receivable from stockholders ..............           --            (1)
  Deferred compensation ...........................          (40)         (174)
  Accumulated other comprehensive income (loss) ...           79           (89)
  Accumulated deficit .............................     (132,593)     (128,146)
                                                       ---------     ---------

    Total stockholders' equity ....................       17,429        21,632
                                                       ---------     ---------
                                                       $  33,534     $  39,145
                                                       =========     =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                            Three months ended June 30,
                                            ---------------------------
                                                2001           2000
                                               -------         ------
Product revenues ..........................    $  1,595     $  4,970
License and other revenues ................       2,005          853
                                               --------     --------
  Total revenues ..........................       3,600        5,823
                                               --------     --------

Cost of product revenues ..................         951        1,536
Cost of license and other revenues ........          87           42
                                               --------     --------
  Total cost of revenues ..................       1,038        1,578
                                               --------     --------

Gross profit ..............................       2,562        4,245
                                               --------     --------

Operating expenses:
    Research and development ..............       3,868        4,214
    Selling, general and administrative ...       2,962        3,699
    Amortization of intangibles ...........         191          190
                                               --------     --------
           Total operating expenses .......       7,021        8,103
                                               --------     --------

Loss from operations ......................      (4,459)      (3,858)
Other income, net .........................         344          976
Interest expense ..........................        (332)        (331)
                                               --------     --------

Loss before provision for income taxes ....      (4,447)      (3,213)
Provision for income taxes ................          --           12
                                               --------     --------
Net loss ..................................    $ (4,447)    $ (3,225)
                                               ========     ========


Net loss per basic and diluted share ......    $  (0.17)    $  (0.14)

Basic and diluted shares outstanding ......      26,769       22,582



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                    8X8, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                              Three months ended June 30,
                                                              ---------------------------
                                                                    2001          2000
                                                                 -------       --------
Cash flows from operating activities:

Net loss ....................................................    $ (4,447)    $ (3,225)
Adjustment to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ........................       1,068          809
       Stock compensation expense ...........................         (21)         305
       Gain on sale of nonmarketable equity investment ......          --         (225)
       Other ................................................         107           29
Changes in assets and liabilities, net of effect
   of disposal of business ..................................       1,091           99
                                                                 --------     --------

      Net cash used in operating activities .................      (2,202)      (2,208)
                                                                 --------     --------

Cash flows from investing activities:
   Purchases of property and equipment ......................         (35)        (647)
   Proceeds from sale of nonmarketable equity investment ....          --          225
   Cash paid for acquisition, net ...........................          --       (1,536)
   Proceeds from disposition of business, net ...............          --        4,733
                                                                 --------     --------

      Net cash (used in) provided by investing activities ...         (35)       2,775
                                                                 --------     --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ...................          --          274
   Repayment of notes receivable from stockholders ..........          --           26
                                                                 --------     --------

       Net cash provided by financing activities ............          --          300
                                                                 --------     --------

Net (decrease) increase in cash and cash equivalents ........      (2,237)         867
Cash and cash equivalents at the beginning of the period ....      24,126       48,576
                                                                 --------     --------

Cash and cash equivalents at the end of the period ..........    $ 21,889     $ 49,443
                                                                 ========     ========

Supplemental non-cash disclosure:
Common stock issued to satisfy interest obligations .........    $     97     $     --
                                                                 ========     ========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                    8X8, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS

8x8, Inc. and its subsidiaries (collectively, the Company) develop and market communication technology for Internet Protocol (IP) telephony and video applications. The Company has three product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange
(iPBX) solutions, and Voice-over-IP (VoIP) service creation software.

During the fiscal year ended March 31, 2001, the Company formed two subsidiaries, Netergy Microelectronics, Inc. (NME) and Centile, Inc. (Centile) and reorganized its operations more clearly along its three product lines. NME provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. NME's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line
(DSL) modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer private branch exchange (PBX) functionality to small and medium-sized businesses over broadband networks. The Company has a third product line, VoIP service creation software, that includes a service creation environment (SCE) and a unified messaging application (UM) (collectively, the SCE Product), at the parent company level. The SCE Product is designed for use by telecommunication equipment manufacturers and service providers.

The Company was incorporated in California in February 1987 and in December 1996 was reincorporated in Delaware. In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001.

2.  BASIS OF PRESENTATION

In December 2000, the Company approved a change in its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on March 31. This change also resulted in each fiscal quarter ending on the last day of the last month of each calendar quarter. Since the Company enacted this change during the third quarter of fiscal 2001, the quarter end date for the first quarter of fiscal 2001 was June 29, 2000. For purposes of these condensed consolidated financial statements, we have indicated the first quarter of fiscal 2001 as ending on June 30, 2000. The three month periods ended June 30, 2001 and June 30, 2000 included 13 weeks of operations.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2001. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2001, including notes thereto, included in our fiscal 2001 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3.  BALANCE SHEET DETAIL

                                June 30,     March 31,
                                 2001          2001
                                -----         ------
Inventory (in thousands):
      Raw materials .....       $  127       $  213
      Work-in-process ...          860          783
      Finished goods ....          122          332
                                ------       ------
                                $1,109       $1,328
                                ======       ======

4.  DEBT

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

Using the Black-Scholes pricing model, the Company determined that the debt discount associated with the fair value of the warrants issued to the lender approximated $2.2 million. The amortization of the debt discount is being reflected as a non-cash charge to interest expense over the term of the warrants. The Company recognized interest expense associated with amortization of the debt discount of approximately $185,000 in each of the fiscal quarters ended June 30, 2001 and 2000. The debt discount, net of accumulated amortization, is reflected as a reduction in the face value of the Debentures.

5.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective three-month periods are the same. The following equity instruments were not included in the computations of diluted net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                           June 30,
                                                       -----------------
                                                       2001        2000
                                                       -----       -----
Common stock options ...........................       7,291       4,452
Convertible subordinated debentures ............         638         638
Warrants .......................................         701         701
Unvested restricted common stock ...............           6         432
                                                       -----       -----
                                                       8,636       6,223
                                                       =====       =====


6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive losses for the periods ended June 30, 2001 and 2000 were approximately $4.3 million and $3.2 million, respectively.

7.  SEGMENT REPORTING

During the fourth quarter of fiscal year 2001, the Company changed its internal reporting processes and determined that it had three reportable segments: NME, Centile, and SCE and Other (formerly the Corporate and Other segment). NME and Centile were new subsidiaries formed by the Company in the third and fourth quarters, respectively, of fiscal 2001. The Company's reportable segments have been determined based on the nature of the operations and products offered to customers. The NME segment primarily reflects the activity associated with the sale and development of semiconductors and related software focused on the IP telephony and videoconferencing markets. In addition, the NME segment includes revenue derived from the license of video monitoring technology to Interlogix, Inc. (Interlogix), as well as sales of media hub systems. The Centile segment reflects activity associated with the development and sale of a hosted iPBX solution. The SCE and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the SCE and Other segment for the first quarter of fiscal 2002 principally reflect activities related to the development and deployment of the SCE Product, unallocated corporate overhead expenses, and revenues associated with discontinued products lines. The results for the SCE and Other segment in the prior year primarily reflect revenue and costs associated with the discontinued video monitoring systems and ViaTV consumer videophone products, including certain transactions associated with their sale or cessation, and unallocated corporate overhead expenses. The Company did not have any SCE Product business activity during the first quarter of fiscal 2001 as the related technology was not acquired until the second quarter of that fiscal year.

Inter-segment revenues between the reportable segments were not significant during the periods presented. Shared support service functions such as human resources, facilities management, and other infrastructure support and overhead are allocated between the segments. Accounting policies are applied consistently to the segments, where applicable.

Revenues, gross profit and, operating income (loss) for the NME, Centile and the SCE and Other segments for the fiscal quarters ended June 30, 2001 and 2000 were as follows (in thousands):


                              Three Months Ended June 30,
                              --------------------------
                                  2001        2000
                               --------     -------
Revenues:
NME ........................    $ 3,529     $ 4,875
Centile ....................         21          23
SCE and Other ..............         50         925
                                -------     -------
   Total revenues ..........    $ 3,600     $ 5,823
                                -------     -------

Gross profit:
NME ........................    $ 2,521     $ 3,662
Centile ....................         21          22
SCE and Other ..............         20         561
                                -------     -------
   Total gross profit ......    $ 2,562     $ 4,245
                                -------     -------

Operating income (loss):
NME ........................    $  (994)    $  (931)
Centile ....................     (2,367)     (3,293)
SCE and Other ..............     (1,098)        366
                                -------     -------
  Total operating loss .....    $(4,459)    $(3,858)
                                -------     -------

There were no reconciling items between the segments for the revenue, gross profit, and operating loss amounts.

The following table illustrates net revenues by groupings of similar products (in thousands):

                                               Three Months Ended June 30,
                                               ----------------------------
                                                     2001          2000
                                                   --------      --------
Videoconferencing semiconductors ...........        $1,319        $3,556
IP telephony semiconductors ................           224           272
Media hub systems ..........................            42           217
Video monitoring systems ...................            --           914
Consumer videophone systems ................            10            11
                                                    ------        ------
   Product revenues ........................         1,595         4,970
                                                    ------        ------

Videoconferencing licenses and royalties ...           938           757
IP telephony licenses and royalties ........           577            73
Hosted iPBX licenses .......................            21            23
Video monitoring licenses ..................           429            --
SCE Product licenses .......................            40            --
                                                    ------        ------
   License and other revenues ..............         2,005           853
                                                    ------        ------
   Total revenues ..........................        $3,600        $5,823
                                                    ======        ======

Deferred revenue by groupings of similar products at June 30, 2001 and March 31, 2001 is as follows (in thousands):

                                              June 30, 2001    March 31, 2001
                                             --------------    --------------
Videoconferencing semiconductors........        $   113          $    113
IP telephony semiconductors.............             15                --
                                               ---------         ---------
   Product deferred revenue.............            128               113
                                               ---------         ---------

Videoconferencing licenses..............             15                23
IP telephony licenses...................            445               741
Hosted iPBX licenses....................             77                 6
Video monitoring licenses...............          3,290             3,719
SCE Product licenses....................          1,282             1,301
                                               ---------         ---------
   License and other deferred revenue...          5,109             5,790
                                               ---------         ---------
   Total deferred revenue...............       $  5,237          $  5,903
                                               =========         =========

The Company has received payment for the amounts included in deferred revenue with the exception of $77,000 at June 30, 2001 and $826,000 at March 31, 2001.

7.  LEGAL PROCEEDINGS

On April 6, 2001, the Company, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., was sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that the Company failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages totaling in excess of $65 million Canadian dollars plus interest, costs, and any other relief which the Court may choose to provide. Management believes that the Company has valid defenses against the claims alleged by Milinx and intends to defend this lawsuit vigorously. However, due to the nature of litigation and because the lawsuit is in the very early pre-discovery stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should the Company not prevail in the litigation, its operating results and financial condition would be adversely impacted.

The Company is also involved in various other legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results and financial position could be adversely impacted.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted SFAS No. 133, beginning April 1, 2001, and it did not have a material impact on the Company's results of operations or financial condition.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. The Company expects to adopt this statement during the first quarter of fiscal 2003.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company expects to adopt this statement during the first quarter of fiscal 2003. Management is in the process of evaluating the requirements of SFAS No. 142, but does not expect this pronouncement will materially impact our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q (the Report) that are not purely historical are forward looking statements, including, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, including statements regarding working capital and capital expenditure requirements, efforts to raise additional financing, the acquisition or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business lines and the possible further reduction of personnel and suspension of salary increases and capital expenditures. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results", and the other documents we file with the Securities and Exchange Commission (SEC) including our most recent reports on Form 8-K.


OVERVIEW

8x8, Inc. and its subsidiaries (collectively, We or 8x8) develop and market communication technology for Internet Protocol (IP) telephony and video applications. We have three product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange (iPBX) solutions, and Voice-over-IP (VoIP) service creation software.

During the fiscal year ended March 31, 2001, we formed two subsidiaries, Netergy Microelectronics, Inc. (NME) and Centile, Inc. (Centile) and reorganized our operations more clearly along our three product lines. NME provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. NME's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line
(DSL) modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer private branch exchange (PBX) functionality to small and medium-sized businesses over broadband networks. We also have a third product line, VoIP service creation software, that includes a service creation environment (SCE) and a unified messaging application (UM) (collectively, the SCE Product), at the parent company level. The SCE Product is designed for use by telecommunication equipment manufacturers and service providers.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for each of the fiscal quarters ended June 30, 2001 and 2000, respectively, as well as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues. You should read this information in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this
Report:

                                             Three Months Ended June 30,
                                   -------------------------------------------------
                                            2001                      2000
                                   -----------------------   -----------------------
                                                   ($ in millions)
Product revenues                       $ 1.6          44%        $ 5.0          86%
License and other revenues               2.0          56%          0.8          14%
                                   ----------   ----------   ----------   ----------
   Total revenues                        3.6         100%          5.8         100%
                                   ----------   ----------   ----------   ----------
Cost of product revenues                 0.9          56%          1.5          30%
Cost of license and other revenues       0.1           5%          0.1          13%
                                   ----------   ----------   ----------   ----------
   Total cost of revenues                1.0          28%          1.6          28%
                                   ----------   ----------   ----------   ----------
   Gross profit                          2.6          72%          4.2          72%
                                   ----------   ----------   ----------   ----------
Operating expenses:
  Research and development               3.9         108%          4.2          72%
  Selling, general and
    administrative                       2.9          83%          3.7          64%
  Amortization of intangibles            0.2           6%          0.2           3%
                                   ----------   ----------   ----------   ----------
     Total operating expenses            7.0         197%          8.1         139%
                                   ----------   ----------   ----------   ----------
Loss from operations                    (4.4)       -125%         (3.9)        -67%
Other income, net                        0.3           8%          1.0          17%
Interest expense                        (0.3)         -8%         (0.3)         -5%
                                   ----------   ----------   ----------   ----------
Loss before income taxes                (4.4)       -125%         (3.2)        -55%
Provision for income taxes                --           0%           --           0%
                                   ----------   ----------   ----------   ----------
Net loss                             $  (4.4)       -125%       $ (3.2)        -55%
                                   ==========   ==========   ==========   ==========

The following discussion should be read in conjunction with our condensed consolidated statements of operations and the notes thereto:

Revenues

The following table illustrates net revenues by groupings of similar products (in thousands):

                                                Three Months Ended June 30,
                                                   2001             2000
                                                 ---------       ---------
Videoconferencing semiconductors........         $  1,319        $  3,556
IP telephony semiconductors.............              224             272
Media hub systems.......................               42             217
Video monitoring systems................               --             914
Consumer videophone systems.............               10              11
                                                 ---------       ---------
   Product revenues.....................            1,595           4,970
                                                 ---------       ---------

Videoconferencing licenses and royalties              938             757
IP telephony licenses and royalties.....              577              73
Hosted iPBX licenses....................               21              23
Video monitoring licenses...............              429              --
SCE Product licenses....................               40              --
                                                 ---------       ---------
   License and other revenues...........            2,005             853
                                                 ---------       ---------
   Total revenues.......................         $  3,600        $  5,823
                                                 =========       =========

Product revenues were $1.6 million in the first quarter of fiscal 2002, a decrease of $3.4 million from the $5.0 million reported in the first quarter of fiscal 2001. The decrease in product revenues in the first quarter of fiscal 2002 was due primarily to a decrease in unit shipments of our videoconferencing semiconductor products as well as a decrease in sales of video monitoring systems resulting from our exit from this business.

License and other revenues during the quarters ended June 30, 2001 and 2000 consist primarily of revenue derived from non-cancelable technology licenses, including royalties required under certain of such licenses, and revenues associated with maintenance, which consists of product support services and periodic updates. License and other revenues were $2.0 million in the first quarter of fiscal 2002, an increase of approximately $1.2 million from the $853,000 reported in the first quarter of fiscal 2001. This increase is due primarily to an increase in licenses of our IP telephony technology, including Veracity VoIP software and Audacity-T2 based reference design kits marketed by NME, and $429,000 of revenue associated with the license of our video monitoring technology to Interlogix in fiscal 2001. Recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix had been deferred until we satisfied certain remaining obligations in the quarter ended March 31, 2001. Revenue associated with the license is being recognized ratably over the license term which expires in May 2003. The remaining balance in deferred revenue at June 30, 2001 is approximately $3.3 million.

Three customers represented more than 10% of our total revenues for the first quarter of fiscal 2002. These customers represented 15%, 14% and 11% of our total revenues, respectively. No customer represented 10% or more of our total revenues for the quarter ended June 30, 2000.

Our sales to Europe represented 21% and 32% of total revenues for the first quarters of fiscal 2002 and 2001, respectively. Our sales to the Asia Pacific region represented 43% and 34% of total revenues for the first quarters of fiscal 2002 and 2001, respectively.

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues was approximately $640,000 and $3.4 million for the fiscal quarters ended June 30, 2001 and 2000, respectively. The decrease in gross profit from product revenues as compared to the prior year is due to the significant decrease in sales of video monitoring systems, resulting from our exit from this business in May 2000, and the decline in sales of our videoconferencing semiconductors. Product gross margins decreased to 44% in the first quarter of fiscal 2002 compared to 70% in the corresponding period of fiscal 2001. The decrease in product gross margins in the first quarter of fiscal 2002 compared to the corresponding period in the prior year is due primarily to a decrease in higher margin videoconferencing semiconductor sales relative to total product sales and an increase in inventory reserves associated with our media hub products.

The cost of license and other revenues for the periods presented consists principally of royalties associated with technology sublicensed from third-parties and certain costs associated with providing maintenance services. Gross profit from license and other revenues, substantially all of which were nonrecurring, was $1.9 million and $811,000 in the fiscal quarters ended June 30, 2001 and 2000, respectively. The increase in gross profit is a function of the increase in license and other revenues.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $3.9 million and $4.2 million for the first quarters of fiscal 2002 and 2001, respectively. The decrease is due primarily to a non-recurring stock compensation charge incurred in the first fiscal quarter of 2001 of approximately $300,000 related to the acceleration of stock option vesting pursuant to an existing bonus program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales commissions, trade show and other marketing and promotional expenses. Selling, general and administrative expenses were $3.0 million and $3.7 million in the first quarters of fiscal 2002 and 2001, respectively. The decrease in selling, general and administrative expenses in the first quarter of fiscal 2002 compared to the corresponding period in fiscal 2001 is primarily the result of lower corporate marketing and trade show expenditures.

Amortization of Intangibles

In conjunction with the acquisition of Odisei S.A. in May 1999, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. The amortization of goodwill and workforce that was charged to operations was approximately $190,000 during each of the quarters ended June 30, 2001 and 2000.

Other Income, Net

In the first quarters of fiscal 2002 and 2001, other income was $344,000 and $976,000, respectively. During fiscal 1996, we acquired an equity position in a privately held company. We realized a gain of $225,000 in the quarter ended June 30, 2000 resulting from the sale of this investment. The remaining balance of other income in the quarter ended June 30, 2000 consisted primarily of interest income earned on our cash and cash equivalents. Interest income decreased significantly in the first quarter of fiscal 2002 as compared to the corresponding quarter of the prior fiscal year due primarily to significantly lower average cash and cash equivalent balances combined with lower interest rates.

Interest Expense

Interest expense of approximately $330,000 in the first quarters of fiscal 2002 and fiscal 2001 is primarily the result of charges associated with the convertible subordinated debentures issued in December 1999, as well as the amortization of the related debt discount and debt issuance costs.

Provision for Income Taxes

There was no tax provision for the quarter ended June 30, 2001 due to the net losses incurred. The provision of $12,000 for the quarter ended June 30, 2000 represents certain foreign income taxes.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We adopted SFAS No. 133, beginning April 1, 2001, and it did not have a material impact on our results of operations or financial condition.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. We expect to adopt this statement during the first quarter of fiscal 2003.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. We expect to adopt this statement during the first quarter of fiscal 2003. We are in the process of evaluating the requirements of SFAS No. 142, but we do not expect this announcement will materially impact our financial position or results of operations.

Liquidity and Capital Resources

As of June 30, 2001, we had cash and cash equivalents totaling $21.9 million, representing a decrease of approximately $2.2 million from March 31, 2001. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $2.2 million in the first quarter of fiscal 2002 is primarily attributable to the net loss of $4.4 million and decreases in accounts payable of $707,000 and deferred revenue of $666,000. Cash used in operations was partially offset by decreases in accounts receivable of $1.7 million and other current assets of $626,000, and non-cash items, including depreciation and amortization of $1.1 million. Cash used in operations of approximately $2.2 million in the first quarter of fiscal 2001 is primarily attributable to the net loss of $3.2 million, increases in prepaid expenses and other assets of approximately $1.0 million, a decrease in accrued compensation of $354,000, and a net gain resulting from the sale of investments of $225,000. Cash used in operations was partially offset by an increase in accounts payable of $1.7 million, and noncash items, including depreciation and amortization of $809,000 and a stock compensation charge of $305,000.

Cash used in investing activities in the quarter ended June 30, 2001 is attributable to capital expenditures of $35,000. Cash provided by investing activities in the quarter ended June 30, 2000 is primarily attributable to net proceeds of $4.7 million from the disposition of our video monitoring business and proceeds from the sale of a nonmarketable equity investment of $225,000, offset by capital expenditures of $647,000 and net cash paid of $1.5 million related to the acquisition of U|Force, Inc.

No cash was provided by financing activities in the quarter ended June 30, 2001. Cash provided by financing activities in the quarter ended June 30, 2000 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of the Company's common stock upon the exercise of employee stock options.

As of June 30, 2001, our principal commitments consisted of obligations outstanding under non-cancelable operating leases.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate requiring us to raise additional funds to support our operations earlier than otherwise expected. In addition, we anticipate that we may require additional funds to support our business in fiscal 2003. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures by making additional reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of some or all of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors are denominated in U.S. dollars. We have foreign subsidiaries and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

We invest our surplus cash and cash equivalents in money market funds with variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments.


FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO SUPPORT OUR OPERATIONS, AND FAILURE TO DO SO IN A TIMELY MANNER MAY CAUSE US TO IMPLEMENT ADDITIONAL COST REDUCTION STRATEGIES AND CAUSE OUR BUSINESS TO SUFFER

As of June 30, 2001, we had approximately $21.9 million in cash and cash equivalents. Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate requiring us to raise additional funds to support our operations earlier than otherwise expected. In addition, we anticipate that we may require additional funds to support our business in fiscal 2003. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures by making additional reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of some or all of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

IF WE RAISE ADDITIONAL CAPITAL THROUGH THE ISSUANCE OF NEW SECURITIES, EXISTING STOCKHOLDERS WILL INCUR ADDITIONAL DILUTION

If we raise additional capital through the issuance of new equity or convertible debt securities, our stockholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

WE HAVE A HISTORY OF LOSSES AND WE ARE UNCERTAIN AS TO OUR FUTURE PROFITABILITY

We recorded an operating loss of approximately $4.4 million in the quarter ended June 30, 2001 and we ended the quarter with an accumulated deficit of $132.6 million. In addition, we recorded operating losses of $74.5 million and $27.1 million for the fiscal years ended March 31, 2001 and 2000, respectively. We expect that the Company, as well as its subsidiaries individually, will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.

THE GROWTH OF OUR BUSINESS AND FUTURE PROFITABILITY DEPENDS ON FUTURE IP TELEPHONY REVENUE

We believe that our business and future profitability will be largely dependent on widespread market acceptance of our internet protocol (IP) telephony products. Our videoconferencing semiconductor business has not provided, nor is it expected to provide, sufficient revenues to profitably operate our business. To date, we have not generated significant revenue from the sale of our IP telephony products. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

Success of our IP telephony product strategy assumes that there will be future demand for IP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the 99.999% reliability that users of the public switched telephone network (PSTN) have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

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

    -   continued compliance with industry standards; and

    -   general economic conditions.

Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be little or no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our videoconferencing semiconductor products will continue to decrease for the foreseeable future. Average selling prices (ASPs) realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

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

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended June 30, 2001 and 2000, respectively, accounted for approximately 74% and 53% of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2001 and 2000 accounted for approximately 48% and 35%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

THE IP TELEPHONY MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE DEPEND ON NEW PRODUCT INTRODUCTION IN ORDER TO MAINTAIN AND GROW OUR BUSINESS

IP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced semiconductor and IP telephony software products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:


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

THE LONG AND VARIABLE SALES AND DEPLOYMENT CYCLES FOR OUR IP TELEPHONY SOFTWARE PRODUCTS MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY

Our hosted iPBX product and SCE Product have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:


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

WE MAY HAVE DIFFICULTY IDENTIFYING THE SOURCE OF THE PROBLEM WHEN THERE IS A PROBLEM IN A NETWORK

Our hosted iPBX solution must successfully integrate with products from other vendors, such as traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our hosted iPBX solution or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

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

INABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY OR OUR INFRINGEMENT OF A THIRD PARTY'S PROPRIETARY TECHNOLOGY WOULD DISRUPT OUR BUSINESS

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. As of June 30,

2001, we held forty-two (42) United States patents, including patents relating to programmable integrated circuit architectures, telephone control arrangements, software structures, and memory architecture technology, and had a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of who are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

The market for the services provided by telecommunication service providers, including competitive local exchange carriers (CLECs) and application service providers (ASPs) who compete against traditional telephone companies, has experienced a significant downturn over the last several quarters. As a result, many such service providers have put plans for expansion on hold while other high-profile service providers have ceased operations altogether. Additionally, this industry has experienced a significant amount of consolidation over the last year. Remaining telecommunication service providers may still require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Financing may not be available to these service providers on favorable terms, if at all. The inability of our current or potential telecommunication service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunication services generally, will continue to adversely affect their operating results and most likely cause them to further reduce their capital spending programs. If our current or potential customers are forced to further delay or curtail their capital spending programs, sales of our hosted iPBX product and SCE Product may be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, the loss of one or more of our current or potential telecommunication service provider or telecommunication equipment manufacturing customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such customers and consequently harm our business, financial condition, and results of operations.

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

WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS, WHICH SUBJECT US TO RISKS THAT COULD CAUSE OUR OPERATING RESULTS TO DECLINE

Sales to customers in the Asia Pacific region represented 43% and 34% of total revenues in the quarters ended June 30, 2001 and 2000, respectively. Sales to European customers represented 21% and 32% during the same quarterly periods.

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

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS AND ONGOING OPERATIONS

The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. While the pace of economic growth in the San Francisco Bay Area (where our corporate headquarters are located) has slowed in recent months, competition for highly skilled engineering, sales, marketing, and support personnel has remained strong. Any failure to retain qualified personnel could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

WE ARE INVOLVED IN A LITIGATION MATTER THAT COULD SERIOUSLY HARM OUR FINANCIAL CONDITION

On April 6, 2001, we, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., were sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that we failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages totaling in excess of $65 million Canadian dollars plus interest, costs, and any other relief which the Court may choose to provide. We believe we have valid defenses against the claims alleged by Milinx and intend to defend this lawsuit vigorously. However, due to the nature of litigation and because the lawsuit is in the very early pre-discovery stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should we not prevail in any such litigation, our operating results and financial condition could be adversely impacted.

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



PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 6, 2001, the Company, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., was sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that the Company failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages totaling in excess of $65 million Canadian dollars plus interest, costs, and any other relief which the Court may choose to provide. Management believes that the Company has valid defenses against the claims alleged by Milinx and intends to defend this lawsuit vigorously. However, due to the nature of litigation and because the lawsuit is in the very early pre-discovery stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should the Company not prevail in the litigation, its operating results and financial condition would be adversely impacted.

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2001 Annual Meeting of Stockholders was held on July 17, 2001 at the Company's principal executive offices in Santa Clara, California. At the meeting, 16,811,927 shares of the Company's common stock were present in person or by proxy. The number of votes present in person or by proxy represented approximately 63% of eligible votes associated with outstanding votable securities.

The voting results by proposal were as follows:

    PROPOSAL 1. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:

Name of Nominee                        Votes Cast For      Votes Withheld
---------------                        --------------      --------------
Dr. Bernd Girod                          16,722,232            89,695
Ret. Maj. Gen. Guy L. Hecker             16,706,432           105,495
Christos Lagomichos                      16,741,120            70,807
Bryan R. Martin                          16,718,512            93,415
Joe Parkinson                            16,716,282            95,645
William P. Tai                           16,740,150            71,777

    PROPOSAL 2. The ratification and appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending March 31, 2002 was approved by the stockholders with 16,767,122 voting in favor, 24,469 voting against and 20,336 abstaining.

    PROPOSAL 3. The amendment to the Company's Restated Certificate of Incorporation to change the Company's name to "8x8, Inc." was approved by the stockholders with 16,642,594 voting in favor, 120,503 voting against and 48,830 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: July 26, 2001.

        8X8, INC.

        By: /s/ DAVID STOLL
        ---------------------
        David Stoll
        Chief Financial Officer and Vice President of Finance
        (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT No. EXHIBIT TITLE

10.1 Agreement by and between the Registrant and Dr. Paul Voois dated April 30, 2001.

10.2 Agreement by and between the Registrant and Jonathan Foster dated April 30, 2001.

      All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.