Form 10-Q
period 2001-09-30
8X8 INC /DE/
filed 2001-10-25
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-21783

8X8, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2445 Mission College Blvd.
Santa Clara, CA    95054
(Address of Principal Executive Offices including Zip Code)

(408) 727-1885
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares of the Registrant's Common Stock outstanding as of October 19, 2001 was 26,894,280.

    The Exhibit Index begins on page 25.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     September 30,    March 31,
                                                         2001          2001
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     19,026  $     24,126
  Accounts receivable, net ........................        1,218         2,907
  Inventory .......................................        1,071         1,328
  Other current assets ............................        1,968         2,571
                                                     ------------  ------------
    Total current assets ..........................       23,283        30,932
Property and equipment, net .......................        3,753         5,016
Intangibles and other assets ......................        2,626         3,197
                                                     ------------  ------------
                                                    $     29,662  $     39,145
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        793  $      1,387
  Accrued compensation ............................        1,067         1,531
  Accrued warranty ................................          481           525
  Deferred revenue ................................        3,868         5,903
  Other accrued liabilities .......................        1,459         1,929
                                                     ------------  ------------
    Total current liabilities .....................        7,668        11,275
Convertible subordinated debentures ...............        6,608         6,238
                                                     ------------  ------------
    Total liabilities .............................       14,276        17,513
                                                     ------------  ------------
Stockholders' equity:
  Common stock ....................................           27            27
  Additional paid-in capital ......................      150,134       150,015
  Notes receivable from stockholders ..............           --            (1)
  Deferred compensation ...........................          (37)         (174)
  Accumulated other comprehensive loss ............         (162)          (89)
  Accumulated deficit .............................     (134,576)     (128,146)
                                                     ------------  ------------
    Total stockholders' equity ....................       15,386        21,632
                                                     ------------  ------------
                                                    $     29,662  $     39,145
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, unaudited)

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                         --------------------  --------------------
                                            2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
Product revenues ...................... $   1,440  $   2,604  $   3,035  $   7,574
License and other revenues ............     2,486      1,288      4,491      2,141
                                         ---------  ---------  ---------  ---------
   Total revenues .....................     3,926      3,892      7,526      9,715
                                         ---------  ---------  ---------  ---------

Cost of product revenues ..............       410      1,258      1,361      2,794
Cost of license and other revenues ....        24        507        111        549
                                         ---------  ---------  ---------  ---------
   Total cost of revenues .............       434      1,765      1,472      3,343
                                         ---------  ---------  ---------  ---------
Gross profit ..........................     3,492      2,127      6,054      6,372
                                         ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ............     2,697      4,788      6,565      9,002
  Selling, general and administrative .     2,367      4,728      5,329      8,427
  In-process research and development .        --      4,563         --      4,563
  Amortization of intangibles .........       191      3,573        382      3,763
                                         ---------  ---------  ---------  ---------
   Total operating expenses ...........     5,255     17,652     12,276     25,755
                                         ---------  ---------  ---------  ---------
Loss from operations ..................    (1,763)   (15,525)    (6,222)   (19,383)
Other income, net .....................       112        918        456      1,894
Interest expense ......................      (332)      (364)      (664)      (695)
                                         ---------  ---------  ---------  ---------
Loss before provision for income taxes     (1,983)   (14,971)    (6,430)   (18,184)
Provision for income taxes ............        --         --         --         12
                                         ---------  ---------  ---------  ---------
Net loss .............................. $  (1,983) $ (14,971) $  (6,430) $ (18,196)
                                         =========  =========  =========  =========

Net loss per basic and diluted share .. $   (0.07) $   (0.60) $   (0.24) $   (0.77)
                                         =========  =========  =========  =========

Basic and diluted shares outstanding ..    26,958     24,923     26,864     23,688
                                         =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Six Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                     2001        2000
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (6,430) $  (18,196)
Adjustment to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................      2,165       5,225
       Stock compensation expense .............................        (18)        625
       Purchased in-process research and development ..........         --       4,563
       Gain on sale of nonmarketable equity investment ........         --        (225)
       Other ..................................................        103          69
Changes in assets and liabilities, net of effects of
   acquisition and disposal of businesses .....................     (1,056)     (2,205)
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (5,236)    (10,144)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................       (123)     (2,475)
   Proceeds from sale of equipment ............................         55          --
   Proceeds from sale of nonmarketable equity investment ......         --         225
   Cash paid for acquisition, net .............................         --        (493)
   Proceeds from disposition of business, net .................         --       5,160
                                                                 ----------  ----------
      Net cash (used in) provided by investing activities .....        (68)      2,417
                                                                 ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................        204       2,399
   Long-term debt repayment ...................................         --         (74)
   Repayment of notes receivable from stockholders ............         --          26
                                                                 ----------  ----------
       Net cash provided by financing activities ..............        204       2,351
                                                                 ----------  ----------
Net decrease in cash and equivalents ..........................     (5,100)     (5,376)
Cash and cash equivalents at the beginning of the period ......     24,126      48,576
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $   19,026  $   43,200
                                                                 ==========  ==========
Supplemental non-cash disclosure:
Common stock issued to satisfy interest obligations ........... $       97  $       --
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

During the fiscal year ended March 31, 2001, the Company formed two subsidiaries, Netergy Microelectronics, Inc. (Netergy Micro) and Centile, Inc. (Centile) and reorganized its operations more clearly along its three product lines. Netergy Micro provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy Micro's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line (DSL) modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer private branch exchange (PBX) functionality to small and medium-sized businesses over broadband networks. The Company has a third product line, VoIP service creation software, that includes a service creation environment (SCE) and a unified messaging application (UM) (collectively, the SCE Product), at the parent company level. The SCE Product is designed for use by telecommunication equipment manufacturers and service providers.

The Company was incorporated in California in February 1987 and in December 1996 was reincorporated in Delaware. In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001.

2. BASIS OF PRESENTATION

In December 2000, the Company approved a change in its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on March 31. This change also resulted in each fiscal quarter ending on the last day of the last month of each calendar quarter. Since the Company enacted this change during the third quarter of fiscal 2001, the quarter end date for the second quarter of fiscal 2001 was September 28, 2000. For purposes of these condensed consolidated financial statements, we have indicated the interim periods of fiscal 2001 as ending on September 30, 2000. The six-month periods ended September 30, 2001 and September 30, 2000 included 26 weeks of operations.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2001, including notes thereto, included in the Company's fiscal 2001 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3. BALANCE SHEET DETAIL

                                         September 30,    March 31,
                                             2001          2001
                                         ------------  ------------
Inventory (in thousands):
   Raw materials ...................... $        151  $        213
   Work-in-process ....................          713           783
   Finished goods .....................          207           332
                                         ------------  ------------
                                        $      1,071  $      1,328
                                         ============  ============

4. DEBT

In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures). Interest is payable semiannually, and may be paid in cash or common stock at the Company's option. The Debentures mature in December 2002 unless converted earlier. Repayment of the Debentures may be accelerated by the lenders under certain circumstances, including the suspension of trading or failure of the Company's common stock to be listed on the Nasdaq National Market, the New York Stock Exchange, or the American Stock Exchange for a period of 5 consecutive trading days or 10 trading days in a 365 day period. In such a case the Debentures are repayable at up to 110% of their face amount. The $3.75 million of Series A debentures and $3.75 million of Series B debentures are convertible into the Company's common stock at conversion prices equal to $7.05 and $35.50, respectively.

For the Series A and Series B debentures, the lenders received three-year warrants to purchase 531,914 common shares of the Company at $7.05 per share and 105,634 shares at $35.50 per share, respectively. The Company also issued warrants to the placement agent in conjunction with the Series A and Series B debentures equal to 53,191 shares and 10,563 shares, respectively, at substantially the same terms granted to the lenders. The conversion prices of the Debentures and the exercise prices of the warrants issued to the lenders may be adjusted under certain circumstances.

Using the Black-Scholes pricing model, the Company determined that the debt discount associated with the fair value of the warrants issued to the lenders approximated $2.2 million. The amortization of the debt discount is being recognized ratably at $185,000 per quarter and has been, and will continue to be, reflected as a non-cash charge to interest expense over the term of the warrants. The debt discount, net of accumulated amortization, of $892,000 is reflected as a reduction in the face value of the Debentures at September 30, 2001.

5. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). The numerators for each period presented are equal to the reported net loss. Additionally, due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective three and six-month periods are the same. The following equity instruments were not included in the computations of diluted net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                              September 30,
                                         --------------------------
                                            2001          2000
                                         ------------  ------------
Common stock options ..................        7,118         6,743
Convertible subordinated debentures ...          638           638
Warrants ..............................          701           701
Unvested restricted common stock ......            1           143
Unvested restricted exchangeable shares .         --         2,108
                                         ------------  ------------
                                               8,458        10,333
                                         ============  ============

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive losses for the three and six month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                     Three Months Ended     Six Months Ended
                                        September 30,         September 30,
                                   --------------------  --------------------
                                      2001       2000       2001       2000
                                   ---------  ---------  ---------  ---------
Net loss, as reported............    (1,983)   (14,971)    (6,430)   (18,196)
Unrealized loss on investments...      (185)        --       (115)        --
Cumulative translation adjustment       (56)        10         42         10
                                   ---------  ---------  ---------  ---------
Comprehensive loss...............    (2,224)   (14,961)    (6,503)   (18,186)
                                   =========  =========  =========  =========

7. SEGMENT REPORTING

During the fourth quarter of fiscal year 2001, the Company changed its internal reporting processes and determined that it had three reportable segments: Netergy Micro, Centile, and SCE and Other (formerly the Corporate and Other segment). The Company's reportable segments have been determined based on the nature of the operations and products offered to customers. The Netergy Micro segment primarily reflects the activity associated with the sale and development of semiconductors and related software focused on the IP telephony and videoconferencing markets. In addition, the Netergy Micro segment includes revenue derived from the license of video monitoring technology to Interlogix, Inc. (Interlogix), as well as sales of media hub systems. The Centile segment reflects activity associated with the development and sale of a hosted iPBX solution. The SCE and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the SCE and Other segment principally reflect activities related to the development and deployment of the SCE Product, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

Inter-segment revenues between the reportable segments were not significant during the periods presented. Shared support service functions such as human resources, facilities management, and other infrastructure support and overhead are allocated between the segments. Accounting policies are applied consistently to the segments, where applicable.

Revenues, gross profit, operating loss, and net income (loss) for the Netergy Micro, Centile and the Corporate and Other segments for the fiscal quarters and six month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                     Three Months Ended     Six Months Ended
                                        September 30,         September 30,
                                   --------------------  --------------------
                                      2001       2000       2001       2000
                                   ---------  ---------  ---------  ---------
Revenues:
Netergy Micro.................... $   3,203  $   3,227  $   6,732  $   8,102
Centile .........................        85         60        106         83
SCE and Other ...................       638        605        688      1,530
                                   ---------  ---------  ---------  ---------
   Total revenues ............... $   3,926  $   3,892  $   7,526  $   9,715
                                   =========  =========  =========  =========

Gross profit:
Netergy Micro.................... $   2,770  $   1,890  $   5,291  $   5,552
Centile .........................        85         13        106         35
SCE and Other ...................       637        224        657        785
                                   ---------  ---------  ---------  ---------
   Total gross profit ........... $   3,492  $   2,127  $   6,054  $   6,372
                                   =========  =========  =========  =========

Operating loss:
Netergy Micro.................... $     (33) $  (2,336) $  (1,027) $  (3,267)
Centile .........................    (1,435)    (3,313)    (3,802)    (6,606)
SCE and Other ...................      (295)    (9,876)    (1,393)    (9,510)
                                   ---------  ---------  ---------  ---------
  Total operating loss .......... $  (1,763) $ (15,525) $  (6,222) $ (19,383)
                                   =========  =========  =========  =========

Net income (loss):
Netergy Micro.................... $      47  $  (2,349) $    (865) $  (3,296)
Centile .........................    (1,477)    (3,263)    (3,711)    (6,557)
SCE and Other ...................      (553)    (9,359)    (1,854)    (8,343)
                                   ---------  ---------  ---------  ---------
  Total net loss ................ $  (1,983) $ (14,971) $  (6,430) $ (18,196)
                                   =========  =========  =========  =========

There were no significant reconciling items between the segments for the revenue, gross profit, operating loss, and net income (loss) amounts.

The following table illustrates net revenues by groupings of similar products (in thousands):

                                             Three Months Ended   Six Months Ended
                                                September 30,       September 30,
                                           ------------------  ------------------
                                              2001      2000      2001      2000
                                           --------  --------  --------  --------
Videoconferencing semiconductors ........ $  1,164  $  2,390  $  2,483  $  5,946
IP telephony semiconductors .............      256        43       480       315
Media hub systems .......................       20        91        62       308
Video monitoring systems ................       --         1        --       915
Consumer videophone systems .............       --        79        10        90
                                           --------  --------  --------  --------
   Product revenues .....................    1,440     2,604     3,035     7,574
                                           --------  --------  --------  --------

Videoconferencing licenses and royalties       562       451     1,500     1,208
IP telephony licenses and royalties .....      774       245     1,351       318
Hosted iPBX licenses ....................       83        60       104        83
Video monitoring licenses ...............      429        --       858        --
SCE Product licenses ....................      638        --       678        --
Professional services....................       --       532        --       532
                                           --------  --------  --------  --------
   License and other revenues ...........    2,486     1,288     4,491     2,141
                                           --------  --------  --------  --------
   Total revenues ....................... $  3,926  $  3,892  $  7,526  $  9,715
                                           ========  ========  ========  ========

Deferred revenue by groupings of similar products is as follows (in thousands):

                                         September 30,    March 31,
                                             2001          2001
                                         ------------  ------------
Videoconferencing semiconductors....... $        113  $        113
IP telephony semiconductors............           15            --
                                         ------------  ------------
   Product deferred revenue............          128           113
                                         ------------  ------------

Videoconferencing licenses.............            8            23
IP telephony licenses..................          216           741
Hosted iPBX licenses...................           33             6
Video monitoring licenses..............        2,861         3,719
SCE Product licenses...................          622         1,301
                                         ------------  ------------
   License and other deferred revenue..        3,740         5,790
                                         ------------  ------------
   Total deferred revenue.............. $      3,868  $      5,903
                                         ============  ============

The Company has received payment for the amounts included in deferred revenue with the exception of $103,000 at September 30, 2001 and $826,000 at March 31, 2001.

8. LEGAL PROCEEDINGS

On April 6, 2001, the Company, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., was sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that the Company failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages totaling in excess of $65 million Canadian dollars plus interest, costs, and any other relief which the Court may choose to provide. Management believes that the Company has valid defenses against the claims alleged by Milinx and intends to continue its vigorous defense of this lawsuit. However, due to the nature of litigation and because the lawsuit is in the pre-discovery stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should the Company not prevail in the litigation, its operating results and financial condition would be adversely impacted.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets and become effective for fiscal years beginning after December 15, 2001. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method and goodwill recorded after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal 2002. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test. During fiscal 2003, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in a decrease in operating expenses of approximately $697,000 for fiscal 2003.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q (the Report) that are not purely historical are forward looking statements, including, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, including statements regarding working capital and capital expenditure requirements, efforts to raise additional financing, the acquisition or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business lines, the possible further reduction of personnel and suspension of salary increases and capital expenditures and the possible acceleration of the repayment of the convertible debt. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results", and the other documents we file with the Securities and Exchange Commission (SEC) including our most recent reports on Form 8-K.

OVERVIEW

8x8, Inc. and its subsidiaries (collectively, We or 8x8) develop and market communication technology for Internet Protocol (IP) telephony and video applications. We have three product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange (iPBX) solutions, and Voice-over-IP (VoIP) service creation software.

During the fiscal year ended March 31, 2001, we formed two subsidiaries, Netergy Microelectronics, Inc. (Netergy Micro) and Centile, Inc. (Centile) and reorganized our operations more clearly along our three product lines. Netergy Micro provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy Micro's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line (DSL) modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer private branch exchange (PBX) functionality to small and medium-sized businesses over broadband networks. We also have a third product line, VoIP service creation software, that includes a service creation environment (SCE) and a unified messaging application (UM) (collectively, the SCE Product), at the parent company level. The SCE Product is designed for use by telecommunication equipment manufacturers and service providers.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and six month periods ended September 30, 2001 and 2000, respectively, as well as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues. You should read this information in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Report:

                                         Three Months Ended September 30,   Six Months Ended September 30,
                                         --------------------------------  --------------------------------
                                              2001            2000              2001            2000
                                         ---------------  ---------------  ---------------  ---------------
                                                                 ($ in millions)
Product revenues ...................... $   1.4      37% $   2.6      67% $   3.0      40% $   7.6      78%
License and other revenues ............     2.5      63%     1.3      33%     4.5      60%     2.1      22%
                                         -------  ------  -------  ------  -------  ------  -------  ------
   Total revenues .....................     3.9     100%     3.9     100%     7.5     100%     9.7     100%
                                         -------  ------  -------  ------  -------  ------  -------  ------

Cost of product revenues ..............     0.4      28%     1.3      48%     1.4      46%     2.8      37%
Cost of license and other revenues ....     0.0       1%     0.5      39%     0.1       2%     0.5      26%
                                         -------  ------  -------  ------  -------  ------  -------  ------
   Total cost of revenues .............     0.4      11%     1.8      45%     1.5      20%     3.3      34%
                                         -------  ------  -------  ------  -------  ------  -------  ------
Gross profit ..........................     3.5      89%     2.1      55%     6.0      80%     6.4      66%
                                         -------  ------  -------  ------  -------  ------  -------  ------
Operating expenses:
  Research and development ............     2.7      69%     4.8     123%     6.6      87%     9.0      93%
  Selling, general and administrative .     2.4      60%     4.7     121%     5.3      71%     8.4      87%
  In-process research and development .      --      --      4.5     116%      --      --      4.6      47%
  Amortization of intangibles .........     0.2       5%     3.6      92%     0.4       5%     3.8      39%
                                         -------  ------  -------  ------  -------  ------  -------  ------
   Total operating expenses ...........     5.3     134%    17.6     452%    12.3     163%    25.8     266%
                                         -------  ------  -------  ------  -------  ------  -------  ------
Loss from operations ..................    (1.8)    -46%   (15.5)   -397%    (6.2)    -83%   (19.4)   -200%
Other income, net .....................     0.1       3%     0.9      21%     0.5       6%     1.9      19%
Interest expense ......................    (0.3)     -8%    (0.4)     -9%    (0.7)     -9%    (0.7)     -7%
                                         -------  ------  -------  ------  -------  ------  -------  ------
Loss before provision for income taxes     (2.0)    -51%   (15.0)   -385%    (6.4)    -86%   (18.2)    188%
Provision for income taxes ............      --      --       --      --       --      --      0.0      --
                                         -------  ------  -------  ------  -------  ------  -------  ------
Net loss .............................. $  (2.0)    -51% $ (15.0)   -385% $  (6.4)    -86% $ (18.2)   -188%
                                         =======  ======  =======  ======  =======  ======  =======  ======

The following discussion should be read in conjunction with our condensed consolidated statements of operations and the notes thereto:

Revenues

The following table illustrates net revenues by groupings of similar products (in thousands):

                                             Three Months Ended   Six Months Ended
                                                September 30,       September 30,
                                           ------------------  ------------------
                                              2001      2000      2001      2000
                                           --------  --------  --------  --------
Videoconferencing semiconductors ........ $  1,164  $  2,390  $  2,483  $  5,946
IP telephony semiconductors .............      256        43       480       315
Media hub systems .......................       20        91        62       308
Video monitoring systems ................       --         1        --       915
Consumer videophone systems .............       --        79        10        90
                                           --------  --------  --------  --------
   Product revenues .....................    1,440     2,604     3,035     7,574
                                           --------  --------  --------  --------

Videoconferencing licenses and royalties       562       451     1,500     1,208
IP telephony licenses and royalties .....      774       245     1,351       318
Hosted iPBX licenses ....................       83        60       104        83
Video monitoring licenses ...............      429        --       858        --
SCE Product licenses ....................      638        --       678        --
Professional services....................       --       532        --       532
                                           --------  --------  --------  --------
   License and other revenues ...........    2,486     1,288     4,491     2,141
                                           --------  --------  --------  --------
   Total revenues ....................... $  3,926  $  3,892  $  7,526  $  9,715
                                           ========  ========  ========  ========

Product revenues were $1.4 million in the second quarter of fiscal 2002, a decrease of $1.2 million from the $2.6 million reported in the second quarter of fiscal 2001. Product revenues were $3.0 million for the six month period ended September 30, 2001, a decrease of approximately $4.6 million from the $7.6 million reported in the prior year period. The decreases in the three and six month periods ended September 30, 2001 as compared to the corresponding periods in the prior year were due primarily to a decrease in unit shipments of videoconferencing semiconductor products and media hub systems, offset partially by increased sales of Audacity-T2 semiconductors and increases in average selling prices (ASPs) associated with our videoconferencing semiconductor products. The decrease in product revenues for the six month period ended September 30, 2001 as compared to the prior year was also due to a decrease in sales of video monitoring systems resulting from our exit from this business.

License and other revenues were $2.5 million in the second quarter of fiscal 2002, an increase of approximately $1.2 million over the $1.3 million reported in the second quarter of fiscal 2001. License and other revenues were $4.5 million for the six month period ended September 30, 2001, an increase of approximately $2.4 million over the $2.1 million reported in the prior year period. License and other revenues for the periods reported consist primarily of technology licenses, including royalties earned pursuant to such licenses. However, license and other revenues for the three and six month periods ended September 30, 2000 also included professional service revenues associated with the Canadian operations. No professional service revenues were recognized in the corresponding periods in fiscal 2002 due to the elimination of the professional services organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001. The negative impact of eliminating professional service revenues in fiscal 2002 was more than offset by improvements in other areas as compared to the prior year including increases in:

  Licenses of our IP telephony technology, e.g., Veracity VoIP software and Audacity-T2 based reference design kits marketed by Netergy Micro;

  SCE license revenue due to the recognition of revenue associated with our license of SCE technology to Lucent;

  Revenue associated with the license of our video monitoring technology to Interlogix in fiscal 2001.

Recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix in fiscal 2001 had been deferred until we satisfied certain remaining obligations in the quarter ended March 31, 2001. Revenue associated with the license is being recognized ratably over the license term which expires in May 2003. The remaining balance in deferred revenue at September 30, 2001 is approximately $2.9 million.

Four customers represented more than 10% of our total revenues for the quarter ended September 30, 2001. These customers represented 17%, 16%, 11% and 10% of our total revenues, respectively. One customer represented 13% of our total revenues for the quarter ended September 30, 2000. Two customers represented 16% and 12% of our total revenues, respectively, for the six month period ended September 30, 2001. No customer represented 10% or more of our total revenues for the six month period ended September 30, 2000.

Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                           Three Months Ended     Six Months Ended
                              September 30,         September 30,
                         --------------------  --------------------
                            2001       2000       2001       2000
                         ---------  ---------  ---------  ---------
   North America.......        40%        62%        38%        45%
   Europe..............        21%        15%        21%        25%
   Taiwan..............        17%         5%        17%        14%
   Other Asia Pacific..        22%        18%        24%        16%
                         ---------  ---------  ---------  ---------
                              100%       100%       100%       100%
                         =========  =========  =========  =========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues decreased to $1.0 million in the second quarter of fiscal 2002 from $1.3 million for the quarter ended September 30, 2000 due to a decrease in product revenues offset by an increase in product gross margins from 52% to 72%. The increase in product gross margins is due to an increase in average selling prices (ASPs) on our videoconferencing semiconductors and a decrease in manufacturing overhead costs as a result of our cost reduction efforts. Gross profit from product revenues decreased to approx. $1.6 million for the six month period ended September 30, 2001 from $4.8 million during the corresponding period of the prior year to a decrease in product revenues and a decrease in product gross margins from 63% to 55%. The decrease in product gross margins is due primarily to inventory reserves associated with our media hub products that we recorded in the first quarter of fiscal 2002, offset by an increase in average selling prices (ASPs) on our videoconferencing semiconductors.

The cost of license and other revenues for the periods presented consist principally of royalties associated with technology sublicensed from third parties and certain costs associated with providing maintenance services. The cost of license and other revenues for the three and six month periods ended September 30, 2000 also included costs associated with the U|Force professional services organization. No such costs were incurred in the corresponding periods in fiscal 2002 due to the elimination of the U|Force professional services organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001. Due to the low gross margins attributable to professional service revenues, the elimination of the professional services organization had a significant impact on gross margins associated with overall license and other revenues in fiscal 2002. Gross margin increased from 61% during the three months ended September 30, 2000 to 99% in the quarter ended September 30, 2001. Gross margin increased from 74% during the six months ended September 30, 2000 to 98% in the corresponding period in the current fiscal year.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by $2.1 million in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, and decreased by approximately $2.4 million in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001. The significant decreases in research and development expenses for the three and six month periods ended September 30, 2001 as compared to the comparable periods in the prior year are due to the following:

  The elimination of our Canadian operations in the fourth quarter of fiscal 2001;

  Reductions in headcount;

  Lower consulting expenses associated with development of the graphical user interface for Centile's hosted iPBX product; and

  Our overall efforts to reduce discretionary operating costs.

In addition, the six month period ended September 30, 2000 included a non-recurring stock compensation charge of approximately $300,000 related to the acceleration of stock option vesting pursuant to an existing bonus program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $2.3 million in the second quarter of fiscal 2002 as compared the same period in the prior year and decreased by approximately $3.1 million in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001. The decreases in selling, general and administrative expenses during the three and six month periods ended September 30, 2001 as compared to the comparable periods in the prior year are primarily attributable to:

  The elimination of our Canadian operations in the fourth quarter of fiscal 2001;

  Reductions in headcount; and

  Lower legal, travel, corporate marketing, public relations and trade show expenditures resulting from our efforts to reduce discretionary operating costs.

In-Process Research and Development and Amortization of Intangibles

In the second quarter of fiscal 2001 we incurred an in- process research and development charge of $4.6 million related to the acquisition of U|Force.

In conjunction with the acquisition of Odisei S.A. in May 1999, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. Approximately $190,000 of such amortization was charged to operations during each of the two three-month periods ending September 30, 2001 and 2000. An additional $3.4 million was charged to operating expenses during the second quarter of fiscal 2001 related to the amortization of intangible assets acquired as a result of the acquisition of U|Force. Amortization of intangible assets totaled $382,000 and $3.8 million in the six month periods ended September 30, 2001 and 2000, respectively. This decrease in amortization of intangibles was primarily due to the write off of U|Force intangible assets during the fourth quarter of fiscal 2001.

See the financial statements in our Report on Form 10-K for the fiscal year ended March 31, 2001 for further explanation of the U|Force transaction.

Other Income, Net

In the second quarters of fiscal 2002 and 2001, other income, net, was $112,000 and $918,000, respectively. During the six month periods ending September 30, 2001 and 2000, other income, net, was $456,000 and $1.9 million, respectively. During fiscal 1996, we acquired an equity position in a privately held company. We realized a gain of $225,000 in the quarter ended June 30, 2000 resulting from the sale of this investment. Apart from the realized gain on the sale of an investment as noted above, other income consists primarily of interest income earned on our cash and cash equivalents. Interest income decreased significantly in the first two quarters of fiscal 2002 as compared to the corresponding periods of the prior fiscal year due primarily to significantly lower average cash and cash equivalent balances combined with lower interest rates.

Interest Expense

Interest expense for the three and six month periods ended September 30, 2001 and 2000, respectively, consists mainly of charges associated with the convertible subordinated debentures issued in December 1999, as well as the amortization of the related debt discount and debt issuance costs. In addition, approximately $32,000 of interest expense was incurred in the quarter ended September 30, 2000 resulting from lines of credit assumed as part of the U|Force acquisition.

Provision for Income Taxes

There were no tax provisions recorded in the second quarters of fiscal 2002 and 2001, or during the six month period ended September 30, 2001, due to net losses incurred. The tax provision of $12,000 reported for the six month period ended September 30, 2000 represents certain foreign taxes.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets and become effective for fiscal years beginning after December 15, 2001. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method and goodwill recorded after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal 2002. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test. During fiscal 2003, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in a decrease in operating expenses of approximately $697,000 for fiscal 2003.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2003.

Liquidity and Capital Resources

As of September 30, 2001, we had cash and cash equivalents totaling $19.0 million, representing a decrease of approximately $5.1 million from March 31, 2001. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $5.2 million in the first six months of fiscal 2002 is primarily attributable to the net loss of $6.4 million, a $594,000 decrease in accounts payable, a $490,000 decrease in accrued compensation, and a $2.0 million decrease in deferred revenue. This was offset by a decrease in accounts receivable of $1.7 million, a $489,000 decrease in other current assets, and non-cash items, including depreciation and amortization of $2.2 million. Cash used in operations of approximately $10.1 million in the first six months of fiscal 2001 is primarily attributable to the net loss of $18.2 million, increases in prepaid expenses and other assets of approximately $3.1 million, decreases in accounts payable and deferred revenue of $926,000 and $349,000, and a net gain resulting from the sale of an investment of $225,000. Cash used in operations was partially offset by an increase in other accrued liabilities of $601,000 and non-cash items, including depreciation and amortization of $5.2 million, stock compensation charges of $625,000 and a charge for purchased in-process research and development of $4.6 million.

Cash used in investing activities in the six months ended September 30, 2001 is attributable to capital expenditures of $123,000 offset by proceeds from the sale of equipment of $55,000. Cash provided by investing activities in the six months ended September 30, 2000 is primarily attributable to net proceeds from the sale of assets and the license of technology associated with our video monitoring business of $5.2 million and proceeds from the sale of a non-marketable equity investment of $225,000, offset by capital expenditures of $2.5 million and net cash paid of $493,000 related to the acquisition of U|Force.

Cash provided by financing activities during the first two quarters of fiscal 2002 consisted primarily of proceeds resulting from the sale of the our common stock to employees through our employee stock purchase and stock option plans. Cash provided by financing activities in the six month period ended September 30, 2000 consisted primarily of net proceeds from the repayment of stockholders' notes receivable and net proceeds from sales of our common stock to employees through our employee stock purchase and stock option plans, offset by the repayment of certain debt obligations.

As of September 30, 2001, our principal commitments consisted of obligations outstanding under non-cancelable operating leases.

In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures). The Debentures mature in December 2002 unless converted earlier. Repayment of the Debentures may be accelerated by the lenders under certain circumstances, including the suspension of trading or failure of the Company's common stock to be listed on the Nasdaq National Market, the New York Stock Exchange, or the American Stock Exchange for a period of 5 consecutive trading days or 10 trading days in a 365 day period. In such a case the Debentures are repayable at up to 110% of their face amount.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate requiring us to raise additional funds to support our operations earlier than otherwise expected. In addition, we anticipate that we may require additional funds to support our business in fiscal 2003. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures by making additional reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of some or all of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break- even or profitable operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may need to raise additional capital to support our growth, and failure to do so in a timely manner may cause us to delay our plans for growth or cause us to implement additional cost reduction strategies

As of September 30, 2001, we had approximately $19.0 million in cash and cash equivalents. We believe that our current cash and cash equivalents, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months. We may, however, need additional working capital shortly thereafter. Accordingly, we may seek additional financing at some point during the next twelve months in order to meet our cash requirements in fiscal 2003. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $6.2 million in the six months ended September 30, 2001 and we ended the period with an accumulated deficit of $134.6 million. In addition, we recorded operating losses of $74.5 million and $27.1 million for the fiscal years ended March 31, 2001 and 2000, respectively. We expect that the Company, as well as its subsidiaries individually, will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis.

If we fail to meet the continued listing requirements of the Nasdaq National Market, our common stock could be delisted resulting in a decline in the liquidity of our common stock and could trigger unfavorable consequences under our convertible debt agreements

Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status, including minimum bid price and net tangible assets or stockholders' equity requirements. The Nasdaq Stock Market has recently implemented a moratorium that suspends the minimum bid and public float requirements for continued listing on the Nasdaq National Market; however, the moratorium is currently scheduled to expire on January 2, 2002. Our common stock is currently trading at levels lower than the minimum bid price threshold of $1.00. If our minimum bid price does not rise above the threshold or if the Nasdaq does not extend the moratorium we could face delisting. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker- dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

  result in a decrease in the trading price of our common stock due to a decrease in liquidity;

  lessen interest by institutions and individuals in investing in our common stock;

  make it more difficult to obtain analyst coverage;

  make it more difficult for us to raise capital in the future.

Additionally, under the terms of our convertible debt financing, we are required to maintain the listing of our common stock on either the Nasdaq National Market, the New York Stock Exchange, or the American Stock Exchange. Repayment of the convertible debt may be accelerated by the holders upon the suspension of trading or failure of our common stock to be listed for a period of 5 consecutive trading days or 10 trading days in a 365 day period. In such a case, outstanding convertible debt is repayable at up to 110% of the face amount.

The growth of our business and future profitability depends on future IP telephony revenue

We believe that our business and future profitability will be largely dependent on widespread market acceptance of our internet protocol (IP) telephony technology and products. Our videoconferencing semiconductor business has not provided, nor is it expected to provide, sufficient revenues to profitably operate our business. To date, we have not generated significant revenue from the sale of our IP telephony products. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

Success of our IP telephony product strategy assumes that there will be future demand for IP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll- quality service can be provided. IP telephony equipment must achieve the 99.999% reliability that users of the public switched telephone network (PSTN) have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

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

  changes in market demand;

  the timing of customer orders;

  competitive market conditions;

  lengthy sales cycles and/or regulatory approval cycles;

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

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended September 30, 2001 and 2000, respectively, accounted for approximately 86% and 51% of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2001 and 2000 accounted for approximately 48% and 35%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

  product and feature selection;

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

The long and variable sales and deployment cycles for our IP telephony software products may cause our revenue and operating results to vary

Our IP telephony software products, including our hosted iPBX, SCE and unified messaging products, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

  the size of the network deployment;

  the complexity of our customers' network environments;

  our customers' skill sets;

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

Inability to protect our proprietary technology or our infringement of a third party's proprietary technology would disrupt our business

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. As of the date of this filing we hold forty-seven (47) United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of who are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

Continued reductions in levels of capital investment by telecommunication service providers might impact our ability to increase revenue and prevent us from achieving profitability

The market for the services provided by telecommunication service providers who compete against traditional telephone companies has only begun to emerge, and many of these service providers are still building their infrastructure and rolling out their services. These telecommunication service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunication service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunication service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunication services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our current or potential customers are forced to defer or curtail their capital spending programs, sales of our hosted iPBX, SCE and unified messaging products to those telecommunication service providers may be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have recently experienced consolidation. The loss of one or more of our current or potential telecommunication service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

Sales to customers outside of North America represented 64% of total revenue during both the three and six month periods ended September 30, 2001. The table below shows the percentage of total revenue received from customers in the different regions.

                           Three Months Ended     Six Months Ended
                              September 30,         September 30,
                         --------------------  --------------------
                            2001       2000       2001       2000
                         ---------  ---------  ---------  ---------
   North America.......        40%        62%        38%        45%
   Europe..............        21%        15%        21%        25%
   Taiwan..............        17%         5%        17%        14%
   Other Asia Pacific..        22%        18%        24%        16%
                         ---------  ---------  ---------  ---------
                              100%       100%       100%       100%
                         =========  =========  =========  =========

Substantially all of our current semiconductor and system- level products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results, and financial condition.

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

We are involved in a litigation matter that could seriously harm our financial condition

On April 6, 2001, we, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., were sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that we failed to perform certain contractual obligations and knowingly misrepresented the capabilities of our products. The lawsuit seeks general, special, and aggravated damages totaling in excess of $65 million Canadian dollars plus interest, costs, and any other relief which the Court may choose to provide. We believe we have valid defenses against the claims alleged by Milinx and intend to continue our defense this lawsuit vigorously. However, due to the nature of litigation and because the lawsuit is in the very early pre-discovery stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should we not prevail in any such litigation, our operating results and financial condition could be adversely impacted.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 6, 2001, the Company, along with Sun Microsystems, Inc., Netscape Communications Canada Inc., Burntsand Inc., and Intraware Canada Inc., was sued by Milinx Business Services, Inc. and Milinx Business Group Inc. (collectively, Milinx) in the Supreme Court of British Columbia, Canada (the Court). Milinx has alleged that the Company failed to perform certain contractual obligations and knowingly misrepresented the capabilities of its products. The lawsuit seeks general, special, and aggravated damages totaling in excess of $65 million Canadian dollars plus interest, costs, and any other relief which the Court may choose to provide. Management believes that the Company has valid defenses against the claims alleged by Milinx and intends to continue its vigorous defense of this lawsuit. However, due to the nature of litigation and because the lawsuit is in the pre-discovery stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or a negotiated settlement. Should the Company not prevail in the litigation, its operating results and financial condition would be adversely impacted.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index.

(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2001

8X8, INC.
(Registrant)
By:	/s/ DAVID STOLL
David Stoll
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT No.	EXHIBIT TITLE
3.1	Form of Amended and Restated Certificate of Incorporation by Registrant.

All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.