Form 10-Q
period 2001-12-31
8X8 INC /DE/
filed 2002-02-11
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares of the Registrant's Common Stock outstanding as of February 6, 2002 was 28,140,552.

    The Exhibit Index begins on page 26.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                      December 31,    March 31,
                                                         2001          2001
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     13,806  $     24,126
  Accounts receivable, net ........................        1,845         2,907
  Inventory .......................................          915         1,328
  Other current assets ............................        1,529         2,571
                                                     ------------  ------------
    Total current assets ..........................       18,095        30,932
Property and equipment, net .......................        3,132         5,016
Intangibles and other assets ......................        2,088         3,197
                                                     ------------  ------------
                                                    $     23,315  $     39,145
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        406  $      1,387
  Accrued compensation ............................        1,167         1,531
  Accrued warranty ................................          481           525
  Deferred revenue ................................        2,963         5,903
  Other accrued liabilities .......................        1,291         1,929
                                                     ------------  ------------
    Total current liabilities .....................        6,308        11,275
Convertible subordinated debentures ...............           --         6,238
                                                     ------------  ------------
    Total liabilities .............................        6,308        17,513
                                                     ------------  ------------
Commitments and contingencies (Notes 4 and 8)
Contingently redeemable common stock...............          898            --

Stockholders' equity:
  Common stock ....................................           27            27
  Additional paid-in capital ......................      150,372       150,015
  Notes receivable from stockholders ..............           --            (1)
  Deferred compensation ...........................          (34)         (174)
  Accumulated other comprehensive loss ............          (97)          (89)
  Accumulated deficit .............................     (134,159)     (128,146)
                                                     ------------  ------------
    Total stockholders' equity ....................       16,109        21,632
                                                     ------------  ------------
                                                    $     23,315  $     39,145
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended     Nine Months Ended
                                                   December 31,          December 31,
                                              --------------------  --------------------
                                                 2001       2000       2001       2000
                                              ---------  ---------  ---------  ---------
Product revenues ........................... $   1,644  $   2,388  $   4,679  $   9,962
License and other revenues .................     3,300      1,716      7,791      3,857
                                              ---------  ---------  ---------  ---------
   Total revenues ..........................     4,944      4,104     12,470     13,819
                                              ---------  ---------  ---------  ---------

Cost of product revenues ...................       615      1,175      1,976      3,969
Cost of license and other revenues .........        44        773        155      1,322
                                              ---------  ---------  ---------  ---------
   Total cost of revenues ..................       659      1,948      2,131      5,291
                                              ---------  ---------  ---------  ---------
Gross profit ...............................     4,285      2,156     10,339      8,528
                                              ---------  ---------  ---------  ---------
Operating expenses:
  Research and development .................     2,295      4,868      8,860     13,870
  Selling, general and administrative ......     2,269      4,497      7,598     12,924
  In-process research and development ......        --         --         --      4,563
  Amortization of intangibles ..............       190      3,612        572      7,375
                                              ---------  ---------  ---------  ---------
   Total operating expenses ................     4,754     12,977     17,030     38,732
                                              ---------  ---------  ---------  ---------
Loss from operations .......................      (469)   (10,821)    (6,691)   (30,204)
Other income, net ..........................       353        460        809      2,354
Interest expense ...........................      (218)      (393)      (882)    (1,088)
                                              ---------  ---------  ---------  ---------
Loss before provision for income taxes .....      (334)   (10,754)    (6,764)   (28,938)
Provision for income taxes .................        --         --         --         12
                                              ---------  ---------  ---------  ---------
Net loss before extraordinary gain and
  cumulative effect of change
  in accounting principle ..................      (334)   (10,754)    (6,764)   (28,950)
Extraordinary gain on extinguishment
  of debt, net..............................       779         --        779         --
Cumulative effect of change in
  accounting principle .....................        --     (1,081)        --     (1,081)
                                              ---------  ---------  ---------  ---------
Net income (loss) .......................... $     445  $ (11,835) $  (5,985) $ (30,031)
                                              =========  =========  =========  =========

Net loss per share before extraordinary
  gain and cumulative effect of change
  in accounting principle:
    Basic................................... $   (0.01) $   (0.42) $   (0.25) $   (1.19)
    Diluted................................. $   (0.01) $   (0.42) $   (0.25) $   (1.19)
Net income per share on extraordinary
  gain from extinguishment of debt:
    Basic................................... $    0.03  $      --  $    0.03  $      --
    Diluted................................. $    0.03  $      --  $    0.03  $      --
Net loss per share on cumulative effect
  of change in accounting principle:
    Basic................................... $      --  $   (0.05) $      --  $   (0.05)
    Diluted................................. $      --  $   (0.05) $      --  $   (0.05)
Net income (loss) per share after
  extraordinary gain and cumulative effect
  of change in accounting principle:
    Basic................................... $    0.02  $   (0.47) $   (0.22) $   (1.24)
    Diluted................................. $    0.02  $   (0.47) $   (0.22) $   (1.24)
                                              =========  =========  =========  =========
Weighted average number of shares:
    Basic...................................    27,201     25,337     26,976     24,281
    Diluted.................................    27,438     25,337     26,976     24,281
                                              =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Nine Months Ended
                                                                     December 31,
                                                                 ----------------------
                                                                     2001        2000
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (5,985) $  (30,031)
Adjustment to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................      3,172       9,708
       Extraordinary gain due to debt redemption ..............       (779)         --
       Stock compensation expense .............................        (15)        716
       Cumulative effect of change in accounting principle ....         --       1,081
       Purchased in-process research and development ..........         --       4,563
       Gain on sale of investments.............................       (131)       (225)
       Other ..................................................         26          57
Changes in assets and liabilities, net of effects of
   acquisition and disposal of businesses .....................     (2,784)     (1,653)
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (6,496)    (15,784)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................       (158)     (5,463)
   Proceeds from sale of equipment ............................        116          --
   Proceeds from sale of investments ..........................        543         225
   Cash paid for acquisition, net .............................         --        (553)
   Proceeds from disposition of business, net .................         --       5,160
                                                                 ----------  ----------
      Net cash provided by (used in) investing activities .....        501        (631)
                                                                 ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................        204       2,396
   Long-term debt repayment ...................................     (4,529)       (174)
   Repayment of notes receivable from stockholders ............         --          60
                                                                 ----------  ----------
       Net cash (used in) provided by financing activities ....     (4,325)      2,282
                                                                 ----------  ----------
Net decrease in cash and equivalents ..........................    (10,320)    (14,133)
Cash and cash equivalents at the beginning of the period ......     24,126      48,576
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $   13,806  $   34,443
                                                                 ==========  ==========
Supplemental non-cash disclosure:
   Common stock issued to satisfy interest obligations ........ $       97  $       --
                                                                 ==========  ==========
   Issuance of shares and assumption of options in
     connection with the acquisition of U|Force................ $       --  $   44,586
                                                                 ==========  ==========
   Issuance of shares and repricing of warrants in
     connection with the debt extinguishment................... $    1,108  $       --
                                                                 ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

8x8, Inc. and its subsidiaries (collectively, the Company or 8x8) develop and market communication technology for Internet Protocol or, IP, telephony and video applications. The Company has three primary product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange, or iPBX, solutions, and telecommunication services software.

During the fiscal year ended March 31, 2001, 8x8 formed two subsidiaries, Netergy Microelectronics, Inc. and Centile, Inc. and reorganized its operations more clearly along its three product lines.

  Netergy Microelectronics, Inc. provides voice and video semiconductors and related communication software to original equipment manufacturers of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy Microelectronics' technologies are used to make IP telephones and to voice-enable cable and digital subscriber line modems, wireless devices, and other broadband technologies.

  Centile, Inc. develops and markets hosted iPBX solutions that allow service providers to offer the features and functions that a user commonly expects to find in a typical phone system to small and medium-sized businesses over broadband networks. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the internet.

  8x8 has a third product line, telecommunications services software, that includes a service creation environment and a unified messaging application (collectively, the SCE Product). The service creation environment is a software application that enables software developers to create new telecommunication software applications by using a Windows-based visual flow chart environment, which has been used to implement entire voice mail systems using these flow chart descriptors. Unified messaging is a voicemail system that is capable of accepting voice messages, FAX transmissions and e-mail in a single mailbox. The SCE Product is designed for use by telecommunication equipment manufacturers and service providers.

The Company was incorporated in California in February 1987 and in December 1996 was reincorporated in Delaware. In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001.

2. BASIS OF PRESENTATION

In December 2000, the Company approved a change in its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on March 31. This change also resulted in each fiscal quarter ending on the last day of the last month of each calendar quarter. Therefore, while the third quarters and first nine months of fiscal 2002 and fiscal 2001 each ended on December 31, there is a slight difference in the number of days included in the respective periods. The three and nine month periods ended December 31, 2001 included 13 weeks and 1 day, and 39 weeks and 2 days of operations, respectively. The three and nine month periods ended December 31, 2000 included 13 weeks and 3 days, and 39 weeks and 3 days of operations, respectively.

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

3. BALANCE SHEET DETAIL

                                          December 31,    March 31,
                                             2001          2001
                                         ------------  ------------
Inventory (in thousands):
   Raw materials ...................... $        155  $        213
   Work-in-process ....................          655           783
   Finished goods .....................          105           332
                                         ------------  ------------
                                        $        915  $      1,328
                                         ============  ============

4. CONVERTIBLE SUBORDINATED DEBENTURES

Issuance of the Debentures

In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures) due in December 2002. In conjunction with the issuance of the Debentures, the lenders received warrants to purchase 531,915 8x8 common shares at $7.05 per share and 105,634 shares at $35.50 per share. The Company also issued warrants to the placement agent to purchase 53,191 8x8 common shares at $7.05 per share and 10,563 shares at $35.50 per share. All of the warrants expire in December 2002.

Using the Black-Scholes pricing model, the Company determined that the debt discount associated with the fair value of the warrants issued to the lenders approximated $2.2 million. The costs of issuing the Debentures totaled $864,000, including a non-cash charge for the value of warrants issued to the placement agent. The debt discount and debt issuance costs have been amortized to interest expense on a straight-line basis over the term of the Debentures.

Cumulative Effect of Change in Accounting Principle - Beneficial Conversion Feature

In November 2000, the Emerging Issues Task Force reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The SEC required companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the "accounting conversion price" method to securities issued after May 21, 1999. Accordingly, the Company recorded a $1.1 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with the Debentures and related warrants. The Company has presented the charge in the Condensed Consolidated Statements of Operations as a cumulative effect of a change in accounting principle.

Extraordinary Item - Early Extinguishment of Debentures

In December 2001, the Company redeemed the Debentures for $4.5 million in cash and 1,000,000 shares of common stock. Additionally, the Company agreed to reduce the exercise price of the 637,549 warrants held by the lenders to $0.898 per share. This transaction resulted in an extraordinary gain of $779,000, net of the incremental fair value of the repriced warrants, the write-off of unamortized debt discount and debt issue costs, and other costs associated with the early extinguishment of the Debentures.

Contingently Redeemable Common Stock

Under the terms of a registration rights agreement (the Rights Agreement) that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale within sixty days of their issuance (the Registration Requirement) and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not satisfy the Registration Requirement or fails to comply with the Maintenance Requirements in the future, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption.

The 1,000,000 shares held by the lenders were recorded at their potential redemption value at December 31, 2001 of $898,000 and classified as contingently redeemable common stock due to the redemption rights described above. The difference between the potential redemption value at December 31, 2001 of $898,000 and the value of the shares on the date of issuance of $870,000 has been treated as a deemed dividend and included as an adjustment to net income (loss) available to common stockholders for purposes of calculating the Company's net income (loss) per share (see Note 5).

Subsequent Event

In February 2002, the Company satisfied the Registration Requirement. As the Registration Requirement has been met, the Company will no longer mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Net income (loss) available to common stockholders was as follows (in thousands):

                                       Three Months Ended  Nine Months Ended
                                       December 31,        December 31,
                                       ------------------  ------------------
                                          2001      2000      2001      2000
                                       --------  --------  --------  --------
   Net loss.......................... $   (334) $(10,754) $ (6,764) $(28,950)
   Extraordinary gain................      779        --       779        --
   Cumulative effect of change
     in accounting principle.........       --    (1,081)       --    (1,081)
   Accretion of dividends on
     contingently redeemable
     common stock....................      (28)       --       (28)       --
                                       --------  --------  --------  --------
   Net income (loss) available
     to common stockholders.......... $    417  $(11,835) $ (6,013) $(30,031)
                                       ========  ========  ========  ========

Due to net losses incurred for the nine month period ended December 31, 2001 and during the three and nine month periods ended December 31, 2000, basic and diluted shares outstanding for each of the respective periods are the same. Diluted shares outstanding for the quarter ended December 31, 2001 is comprised of basic shares and potential common shares resulting from the assumed exercise, using the treasury stock method, of outstanding stock options having a dilutive effect. The following equity instruments were not included in the computations of diluted net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                         Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                          --------------------  --------------------
                                             2001       2000       2001       2000
                                          ---------  ---------  ---------  ---------
Common stock options ...................     5,271      8,411      6,140      8,411
Convertible subordinated debentures ....        --        638         --        638
Warrants ...............................       701        701        701        701
Unvested restricted common stock .......        --         57         --         57
Unvested restricted exchangeable shares         --      1,045         --      1,045
                                          ---------  ---------  ---------  ---------
                                             5,972     10,852      6,841     10,852
                                          =========  =========  =========  =========

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine month periods ended December 31, 2001 and 2000 were as follows (in thousands):

                                            Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                          --------------------  --------------------
                                             2001       2000       2001       2000
                                          ---------  ---------  ---------  ---------
Net income (loss), as reported.......... $     445  $ (11,835) $  (5,985) $ (30,031)
Reclassification of gain included
   in net income (loss).................       139         --         24         --
Cumulative translation adjustment.......       (74)        20        (32)        30
                                          ---------  ---------  ---------  ---------
Comprehensive income (loss)............. $     510  $ (11,815) $  (5,993) $ (30,001)
                                          =========  =========  =========  =========

7. SEGMENT REPORTING

During the fourth quarter of fiscal year 2001, the Company changed its internal reporting processes and determined that it had three reportable segments: Netergy Micro, Centile, and Corporate and Other (formerly the SCE and Other segment). The Company's reportable segments have been determined based on the nature of the operations and products offered to customers. The Netergy Micro segment primarily reflects the activity associated with the sale and development of semiconductors and related software focused on the IP telephony and videoconferencing markets. In addition, the Netergy Micro segment includes revenue derived from the license of video monitoring technology to Interlogix, Inc. (Interlogix), as well as sales of media hub systems. The Centile segment reflects activity associated with the development and sale of a hosted iPBX solution. Centile also markets and sells media hub systems as part of its hosted iPBX solution. The Corporate and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the Corporate and Other segment principally reflect activities related to the development and deployment of the SCE Product, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines. Inter-segment revenues between the reportable segments were not significant during the periods presented. Shared support service functions such as human resources, facilities management, and other infrastructure support and overhead are allocated between the segments. Accounting policies are applied consistently to the segments, where applicable.

Revenues, gross profit, operating income (loss), and net income (loss) for the Netergy Micro, Centile and the Corporate and Other segments for the fiscal quarters and nine month periods ended December 31, 2001 and 2000 were as follows (in thousands):

                                            Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                          --------------------  --------------------
                                             2001       2000       2001       2000
                                          ---------  ---------  ---------  ---------
Revenues:
Netergy Micro........................... $   4,552  $   3,356  $  11,284  $  11,458
Centile ................................        62         70        168        153
Corporate and Other ....................       330        678      1,018      2,208
                                          ---------  ---------  ---------  ---------
   Total revenues ...................... $   4,944  $   4,104  $  12,470  $  13,819
                                          =========  =========  =========  =========

Gross profit:
Netergy Micro........................... $   3,903  $   2,131  $   9,194  $   7,683
Centile ................................        52          2        158         37
Corporate and Other ....................       330         23        987        808
                                          ---------  ---------  ---------  ---------
   Total gross profit .................. $   4,285  $   2,156  $  10,339  $   8,528
                                          =========  =========  =========  =========

Operating income (loss):
Netergy Micro........................... $     971  $  (1,707) $     (56) $  (4,974)
Centile ................................      (910)    (3,455)    (4,712)   (10,061)
Corporate and Other ....................      (530)    (5,659)    (1,923)   (15,169)
                                          ---------  ---------  ---------  ---------
  Total operating loss ................. $    (469) $ (10,821) $  (6,691) $ (30,204)
                                          =========  =========  =========  =========

Net income (loss):
Netergy Micro........................... $   1,001  $  (1,757) $     136  $  (5,053)
Centile ................................      (911)    (3,490)    (4,622)   (10,047)
Corporate and Other ....................       355     (6,588)    (1,499)   (14,931)
                                          ---------  ---------  ---------  ---------
  Total net loss ....................... $     445  $ (11,835) $  (5,985) $ (30,031)
                                          =========  =========  =========  =========

There were no significant reconciling items between the segments for the revenue, gross profit, operating loss, and net income (loss) amounts.

The following table illustrates net revenues by groupings of similar products (in thousands):

                                             Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                           --------------------  ------------------
                                              2001       2000       2001      2000
                                           ---------  ---------  --------  --------
Videoconferencing semiconductors ........ $   1,156  $   1,610  $  3,640  $  7,569
IP telephony semiconductors .............       446        652       926       967
Media hub systems .......................        42        101       104       409
Video monitoring systems ................        --         --        --       915
Consumer videophone systems .............        --         25         9       102
                                           ---------  ---------  --------  --------
   Product revenues .....................     1,644      2,388     4,679     9,962
                                           ---------  ---------  --------  --------

Videoconferencing licenses and royalties      1,953        782     3,453     1,990
IP telephony licenses and royalties .....       552        211     1,903       529
Hosted iPBX licenses ....................        36         70       140       153
Video monitoring licenses ...............       429         --     1,287        --
SCE Product licenses ....................       330         --     1,008        --
Professional services....................        --        653        --     1,185
                                           ---------  ---------  --------  --------
   License and other revenues ...........     3,300      1,716     7,791     3,857
                                           ---------  ---------  --------  --------
   Total revenues ....................... $   4,944  $   4,104  $ 12,470  $ 13,819
                                           =========  =========  ========  ========

Deferred revenue by groupings of similar products is as follows (in thousands):

                                          December 31,     March 31,
                                              2001          2001
                                          ------------  ------------
Videoconferencing semiconductors........ $         88  $        113
IP telephony semiconductors.............           15            --
                                          ------------  ------------
   Product deferred revenue.............          103           113
                                          ------------  ------------

Videoconferencing licenses..............           --            23
IP telephony licenses...................          281           741
Hosted iPBX licenses....................           56             6
Video monitoring licenses...............        2,432         3,719
SCE Product licenses....................           91         1,301
                                          ------------  ------------
   License and other deferred revenue...        2,860         5,790
                                          ------------  ------------
   Total deferred revenue............... $      2,963  $      5,903
                                          ============  ============

At December 31, 2001 the Company had received payment for the amounts included in deferred revenue as of such date with the exception of $91,000.

8. LEGAL PROCEEDINGS

In November 2001, the Company settled a lawsuit that was filed against it in April 2001 in British Columbia, Canada by Milinx Business Services, Inc. and Milinx Business Group, Inc (collectively, Milinx). The Company was one of five named defendants in the lawsuit, the others being Sun Microsystems, Inc., Netscape Communications Canada, Inc., Burntsand, Inc., and Intraware Canada, Inc. The Company has been released of any further obligations to Milinx in exchange for returning a portion of the original license fee. As a result of the settlement agreement, the Company recognized $309,000 of previously deferred revenue stemming from a March 2000 license agreement with Milinx.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting, and also requires that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to annual impairment tests. Goodwill should be assigned to an entity's reporting units, which, under SFAS No. 142, are defined as operating segments, or one level below that. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless those lives are determined to be indefinite, and, upon adoption, requires a reassessment of the useful lives previously assigned to its recognized intangible assets. In addition, if certain recognized intangible assets do not meet certain criteria, such assets should be reclassified to goodwill. Conversely, certain intangible assets that have been reported as part of goodwill may need to be reclassified as of the date that SFAS No. 142 is initially applied in its entirety.

The Company plans to adopt these standards effective April 1, 2002. Goodwill that existed at June 30, 2001 will continue to be amortized through March 31, 2002. Upon adoption in the first quarter of fiscal 2003, goodwill will no longer be amortized, but will be subject to annual impairment tests, which the Company will perform by applying a fair-value based test. The first step of the goodwill impairment test should be performed by September 30, 2002. If an impairment is indicated, the second step of the impairment test must be completed no later than March 31, 2003. The Company will reassess the useful lives assigned to its recognized intangible assets and determine if any reclassification of goodwill and intangible assets will be required. The Company anticipates that its operating segments will comprise its reporting units, and, accordingly, annual impairment tests would be performed at the operating segment level. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in a decrease in operating expenses of approximately $697,000 for fiscal 2003.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q (the Report) that are not purely historical are forward looking statements, including, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, including statements regarding the impact of various factors on our revenues derived from sales of videoconferencing semiconductors, working capital and capital expenditure requirements, efforts to raise additional financing, the acquisition or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business lines, the possible further reduction of personnel and suspension of salary increases and capital expenditures and the possible redemption of shares issued as part of the debt extinguishment. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results", and the other documents we file with the Securities and Exchange Commission including our most recent reports on Form 8-K.

OVERVIEW

8x8, Inc. and its subsidiaries (collectively, We or 8x8) develop and market communication technology for Internet Protocol or, IP, telephony and video applications. We have three primary product lines: voice and video semiconductors and related software, hosted Internet Private Branch Exchange or, iPBX, solutions, and telecommunication services software. During the fiscal year ended March 31, 2001, we formed two subsidiaries, Netergy Microelectronics, Inc. and Centile, Inc. and reorganized our operations more clearly along our three product lines.

  Netergy Microelectronics, Inc. provides voice and video semiconductors and related communication software to original equipment manufacturers of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy Microelectronics' technologies are used to make IP telephones and to voice-enable cable and digital subscriber line modems, wireless devices, and other broadband technologies.

  Centile, Inc. develops and markets hosted iPBX solutions that allow service providers to offer the features and functions that a user commonly expects to find in a typical phone system to small and medium-sized businesses over broadband networks. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the internet.

  We have a third product line, telecommunications services software, that includes a service creation environment and a unified messaging application (collectively, the SCE Product). The service creation environment is a software application that enables software developers to create new telecommunication software applications by using a Windows-based visual flow chart environment, which has been used to implement entire voice mail systems using these flow chart descriptors. Unified messaging is a voicemail system that is capable of accepting voice messages, FAX transmissions and e-mail in a single mailbox. The SCE Product is designed for use by telecommunication equipment manufacturers and service providers.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and nine month periods ended December 31, 2001 and 2000, respectively, as well as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues ($ in millions).

                                          Three Months Ended December 31,    Nine Months Ended December 31,
                                          --------------------------------  --------------------------------
                                               2001            2000              2001            2000
                                          ---------------  ---------------  ---------------  ---------------
                                                                  ($ in millions)
Product revenues ....................... $   1.6      33% $   2.4      58% $   4.7      38% $  10.0      72%
License and other revenues .............     3.3      67%     1.7      42%     7.8      62%     3.8      27%
                                          -------  ------  -------  ------  -------  ------  -------  ------
   Total revenues ......................     4.9     100%     4.1     100%    12.5     100%    13.8     100%
                                          -------  ------  -------  ------  -------  ------  -------  ------

Cost of product revenues ...............     0.6      37%     1.2      49%     2.0      42%     4.0      40%
Cost of license and other revenues .....     0.0       1%     0.7      41%     0.2       2%     1.3      35%
                                          -------  ------  -------  ------  -------  ------  -------  ------
   Total cost of revenues ..............     0.6      12%     1.9      47%     2.2      18%     5.3      38%
                                          -------  ------  -------  ------  -------  ------  -------  ------
Gross profit ...........................     4.3      87%     2.2      53%    10.3      83%     8.5      62%
                                          -------  ------  -------  ------  -------  ------  -------  ------
Operating expenses:
  Research and development .............     2.3      46%     4.9     119%     8.8      71%    13.9     100%
  Selling, general and administrative ..     2.3      46%     4.5     110%     7.6      61%    12.9      94%
  In-process research and development ..      --      --       --      --       --      --      4.5      33%
  Amortization of intangibles ..........     0.2       4%     3.6      88%     0.6       5%     7.4      53%
                                          -------  ------  -------  ------  -------  ------  -------  ------
   Total operating expenses ............     4.8      96%    13.0     316%    17.0     137%    38.7     280%
                                          -------  ------  -------  ------  -------  ------  -------  ------
Loss from operations ...................    (0.5)     -9%   (10.8)   -264%    (6.7)    -54%   (30.2)   -219%
Other income, net ......................     0.3       6%     0.5      11%     0.8       6%     2.4      17%
Interest expense .......................    (0.2)     -4%    (0.4)    -10%    (0.9)     -7%    (1.1)     -8%
                                          -------  ------  -------  ------  -------  ------  -------  ------
Loss before provision for income taxes .    (0.4)     -8%   (10.7)   -261%    (6.8)    -86%   (28.9)   -209%
Provision for income taxes .............      --      --       --      --       --      --      0.0      --
                                          -------  ------  -------  ------  -------  ------  -------  ------
Net loss before extraordinary gain and
  cumulative effect of change
  in accounting principle ..............    (0.4)     -8%   (10.7)   -261%    (6.8)    -54%   (28.9)   -209%
Extraordinary gain on extinguishment
  of debt, net..........................     0.8      16%      --      --      0.8       6%      --      --
Cumulative effect of change in
  accounting principle .................      --      --     (1.1)    -26%      --      --     (1.1)     -8%
                                          -------  ------  -------  ------  -------  ------  -------  ------
Net income (loss) ...................... $   0.4       9% $ (11.8)   -288% $  (6.0)    -48% $ (30.0)   -217%
                                          =======  ======  =======  ======  =======  ======  =======  ======

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto:

Revenues

The following table illustrates net revenues by groupings of similar products (in thousands):

                                             Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                           --------------------  ------------------
                                              2001       2000       2001      2000
                                           ---------  ---------  --------  --------
Videoconferencing semiconductors ........ $   1,156  $   1,610  $  3,640  $  7,569
IP telephony semiconductors .............       446        652       926       967
Media hub systems .......................        42        101       104       409
Video monitoring systems ................        --         --        --       915
Consumer videophone systems .............        --         25         9       102
                                           ---------  ---------  --------  --------
   Product revenues .....................     1,644      2,388     4,679     9,962
                                           ---------  ---------  --------  --------

Videoconferencing licenses and royalties      1,953        782     3,453     1,990
IP telephony licenses and royalties .....       552        211     1,903       529
Hosted iPBX licenses ....................        36         70       140       153
Video monitoring licenses ...............       429         --     1,287        --
SCE Product licenses ....................       330         --     1,008        --
Professional services....................        --        653        --     1,185
                                           ---------  ---------  --------  --------
   License and other revenues ...........     3,300      1,716     7,791     3,857
                                           ---------  ---------  --------  --------
   Total revenues ....................... $   4,944  $   4,104  $ 12,470  $ 13,819
                                           =========  =========  ========  ========

Product revenues were $1.6 million in the third quarter of fiscal 2002, a decrease of $744,000 from the $2.4 million reported in the third quarter of fiscal 2001. Product revenues were $4.7 million for the nine month period ended December 31, 2001, a decrease of approximately $5.3 million from the $10.0 million reported in the prior year period. The decreases in the three and nine month periods ended December 31, 2001 as compared to the corresponding periods in the prior year were due primarily to a significant decrease in unit shipments of our videoconferencing semiconductor products and media hub systems, offset partially by increases in average selling prices, or ASPs, associated with our videoconferencing semiconductor products. The decrease in unit shipments of media hub systems as compared to prior year periods was due to a decline in sales to a significant customer. Factors that have contributed to the significant decrease in unit shipments of our videoconferencing semiconductors for the periods covered, and that we anticipate will have a significant impact for the foreseeable future, include:

  Increased competition from other developers of semiconductors used in videoconferencing applications;

  The acquisition of two of our customers by a company that appears to have standardized its product development efforts around technology supplied by one or more of our competitors;

  Increased competition from evolving PC-based videoconferencing applications which has resulted in reduced demand for products marketed and sold by our customers that incorporate our videoconferencing semiconductors; and

  Decreased corporate and consumer spending.

In addition to the factors noted above, the decrease in product revenues for the three month period ended December 31, 2001 as compared to the prior year was also due to a decrease in sales of our Audacity-T2 semiconductor product to a significant customer. The decrease in product revenues for the nine month period ended December 31, 2001 as compared to the prior year was also due to a decrease in sales of video monitoring systems resulting from our exit from this business in May 2000.

License and other revenues were $3.3 million in the third quarter of fiscal 2002, an increase of approximately $1.6 million over the $1.7 million reported in the third quarter of fiscal 2001. License and other revenues were $7.8 million for the nine month period ended December 31, 2001, an increase of approximately $3.9 million over the $3.9 million reported in the prior year period.

License and other revenues for the periods reported, the majority of which are considered to be non-recurring in nature, consist primarily of technology licenses, including royalties earned under such licenses. However, license and other revenues for the three and nine month periods ended December 31, 2000 also included professional service revenues associated with our Canadian operations. No professional service revenues were recognized in the corresponding periods in fiscal 2002 due to the elimination of the professional services organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001. The negative impact of eliminating professional service revenues in fiscal 2002 was more than offset by the following:

  Royalties earned by Netergy Micro from a single customer under a license agreement for certain of our MPEG video compression technology. Royalty revenue recognized under this agreement totaled $1.4 million and $1.8 million for the three and nine months ended December 31, 2001 as compared to $183,000 and $768,000 for the three and nine months ended December 31, 2000. The customer has no obligations to pay royalties on future shipments of products that incorporate our technology. The $1.4 million received in the third quarter of fiscal 2002 resulted from an adjustment to amounts paid to us in prior periods. The customer is continuing to evaluate amounts paid in prior periods to determine if additional royalties are due and payable to us. We do not currently anticipate that any additional royalties paid by the customer will be significant;

  Licenses of our IP telephony technology, e.g., Veracity VoIP software and Audacity-T2 based reference design kits marketed by Netergy Micro;

  SCE Product license revenue due to the recognition of $309,000 of previously deferred revenue associated with our license of unified messaging technology to Milinx in the quarter ended December 31, 2001. See Note 8 to the Condensed Consolidated Financial Statements for further discussion. SCE Product revenues for the first nine months of fiscal 2002 also included $659,000 of revenue associated the license of our SCE technology to Lucent;

  Revenue associated with the license of our video monitoring technology to Interlogix. Recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix in fiscal 2001 had been deferred until we satisfied certain remaining obligations in the quarter ended March 31, 2001. Revenue associated with the license is being recognized ratably over the license term which expires in May 2003. The remaining balance in deferred revenue at December 31, 2001 is approximately $2.4 million.

Three customers represented more than 10% of our total revenues for the quarter ended December 31, 2001. These customers represented 29%, 14%, and 13% of our total revenues, respectively. Two customers represented 13% and 12% of our total revenues for the quarter ended December 31, 2000. Three customers represented 15%, 15% and 10% of our total revenues, respectively, for the nine month period ended December 31, 2001. No customer represented 10% or more of our total revenues for the nine month period ended December 31, 2000.

Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                       Three Months Ended   Nine Months Ended
                                          December 31,        December 31,
                                     ------------------  ------------------
                                        2001      2000      2001      2000
                                     --------  --------  --------  --------
   North America...................       46%       40%       42%       44%
   Europe..........................       32%       29%       25%       26%
   Taiwan..........................       14%       12%       16%       13%
   Other Asia Pacific..............        8%       19%       17%       17%
                                     --------  --------  --------  --------
                                         100%      100%      100%      100%
                                     ========  ========  ========  ========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues decreased to approximately $1.0 million in the third quarter of fiscal 2002 from $1.2 million for the quarter ended December 31, 2000 due to a decrease in product revenues offset by an increase in product gross margins from 51% to 63%. The increase in product gross margins is due primarily to an increase in average selling prices on our videoconferencing semiconductors and, to a lesser degree, a decrease in manufacturing overhead costs in the current period as a result of reductions in manufacturing headcount and efforts to reduce discretionary manufacturing-related spending. Gross profit from product revenues decreased to $2.7 million for the nine month period ended December 31, 2001 from $6.0 million during the corresponding period of the prior year due to a decrease in product revenues and, to a lesser degree, a decrease in product gross margins from 60% to 58%. The slight decrease in product gross margins is due primarily to inventory reserves associated with our media hub products that we recorded in the first quarter of fiscal 2002 and an increase in revenues derived from IP telephony semiconductors, which have lower gross margins than those historically derived on our videoconferencing semiconductors, as a percentage of total revenues. These factors were partially offset by an increase in average selling prices on our videoconferencing semiconductors as compared to the prior year period.

The cost of license and other revenues for the periods presented consist principally of royalties associated with technology sublicensed from third parties and certain costs associated with providing maintenance services. The cost of license and other revenues for the three and nine month periods ended December 31, 2000 also included costs associated with our Canadian professional services organization. No such costs were incurred in the corresponding periods in fiscal 2002 due to the elimination of our professional services organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001. Due to the low gross margins attributable to professional service revenues, the elimination of the professional services organization had a significant impact on gross margins associated with overall license and other revenues in fiscal 2002. Gross margin increased from 55% during the three months ended December 31, 2000 to 99% in the quarter ended December 31, 2001. Gross margin increased from 66% during the nine months ended December 31, 2000 to 98% in the corresponding period in the current fiscal year.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by $2.6 million in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, and decreased by approximately $5.0 million in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001. The significant decreases in research and development expenses for the three and nine month periods ended December 31, 2001 as compared to the comparable periods in the prior year are due to the following:

  The elimination of our Canadian operations in the fourth quarter of fiscal 2001;

  Reductions in headcount;

  Lower consulting expenses associated with development of the graphical user interface for Centile's hosted iPBX product; and

  Our overall efforts to reduce discretionary operating costs.

In addition, the nine month period ended December 31, 2000 included a non-recurring stock compensation charge of approximately $300,000 related to the acceleration of stock option vesting under an existing bonus program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $2.2 million in the third quarter of fiscal 2002 as compared the same period in the prior year and decreased by approximately $5.3 million in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001. The decreases in selling, general and administrative expenses during the three and nine month periods ended December 31, 2001 as compared to the comparable periods in the prior year are primarily attributable to:

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

In conjunction with the acquisition of Odisei S.A. in May 1999, we recorded intangible assets related to goodwill and workforce that are being amortized on a straight-line basis over five and three years, respectively. Approximately $190,000 of such amortization was charged to operations during each of the two three-month periods ending December 31, 2001 and 2000. An additional $3.4 million was charged to operating expenses during the third quarter of fiscal 2001 related to the amortization of intangible assets acquired as a result of the acquisition of U|Force. Amortization of intangible assets totaled $572,000 and $7.4 million in the nine month periods ended December 31, 2001 and 2000, respectively. The significant decrease in the amortization of intangibles as compared to the prior year period was primarily due to the write-off of U|Force intangible assets during the fourth quarter of fiscal 2001.

See the Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 for further explanation of the U|Force transactions.

Other Income, Net

In the third quarters of fiscal 2002 and 2001, other income, net, was $353,000 and $460,000, respectively. The decrease in other income, net, as compared to the prior year period was due primarily to a significant decrease in interest income resulting from lower average cash and cash equivalent balances and lower interest rates. The decrease in interest income was partially offset by a $131,000 gain realized on the sale of an investment in the quarter ended December 31, 2001.

During the nine month periods ended December 31, 2001 and 2000, other income, net, was $809,000 and $2.4 million, respectively. The decrease as compared to the prior year period was also due primarily to a decrease in interest income as a result of the factors noted above. Gains realized on the sale of investments also decreased by approximately $94,000 as compared to the prior year period.

Interest Expense

Interest expense for the three and nine month periods ended December 31, 2001 and 2000 consisted mainly of charges associated with the 4% convertible subordinated debentures (the Debentures), as well as the amortization of the related debt discount and debt issuance costs. We redeemed the Debentures in December 2001. Interest expense for the three and nine month periods ended December 31, 2000 also included amounts associated with lines of credit and a bank loan assumed as part of the U|Force acquisition.

Provision for Income Taxes

There was no tax provision recorded during the nine month period ended December 31, 2001 due to net losses incurred. The tax provision reported for the nine month period ended December 31, 2000 represents certain taxes associated with our foreign subsidiaries.

Extraordinary Gain

We realized an extraordinary gain of $779,000 in the quarter ended December 31, 2001 resulting from the early extinguishment of our convertible subordinated debentures. See further discussion regarding this transaction at Note 4 to the Condensed Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principle

In November 2000, the Emerging Issues Task Force reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The Securities and Exchange Commission (SEC) requires companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the "accounting conversion price" method to securities issued after May 21, 1999. Accordingly, we recorded a $1.1 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with the convertible subordinated debentures and related warrants issued in December 1999, and we presented it as a cumulative effect of a change in accounting principle as required by the SEC.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting, and also requires that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to annual impairment tests. Goodwill should be assigned to an entity's reporting units, which, under SFAS No. 142, are defined as operating segments, or one level below that. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite, and, upon adoption, requires a reassessment of the useful lives previously assigned to its recognized intangible assets. In addition, if certain recognized intangible assets do not meet certain criteria, such assets should be reclassified to goodwill. Conversely, certain intangible assets that have been reported as part of goodwill may need to be reclassified as of the date that SFAS No. 142 is initially applied in its entirety.

We plan to adopt these standards effective April 1, 2002. Goodwill that existed at June 30, 2001 will continue to be amortized through March 31, 2002. Upon adoption in the first quarter of fiscal 2003, goodwill will no longer be amortized, but will be subject to annual impairment tests, which we will perform by applying a fair-value based test. The first step of the goodwill impairment test should be performed by September 30, 2002. If an impairment is indicated, the second step of the impairment test must be completed no later than March 31, 2003. We will reassess the useful lives assigned to its recognized intangible assets and determine if any reclassification of goodwill and intangible assets will be required. We anticipate that our operating segments will comprise our reporting units, and, accordingly, annual impairment tests would be performed at the operating segment level. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in a decrease in operating expenses of approximately $697,000 for fiscal 2003.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003.

Liquidity and Capital Resources

As of December 31, 2001, we had cash and cash equivalents totaling $13.8 million, representing a decrease of approximately $10.3 million from March 31, 2001. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $6.5 million in the first nine months of fiscal 2002 is primarily attributable to the net loss of $6.0 million, a $981,000 decrease in accounts payable, a $364,000 decrease in accrued compensation, a $596,000 decrease in other accrued liabilities, and a $2.9 million decrease in deferred revenue. This was offset by a decrease in accounts receivable of $1.1 million, a $413,000 decrease in inventory, a $1.0 million decrease in other current assets, and non-cash items including depreciation and amortization of $3.2 million. Cash used in operations of approximately $15.8 million in the first nine months of fiscal 2001 is primarily attributable to the net loss of $30.0 million, increases in deposits and other assets of $634,000, increases in prepaid expenses and other assets of approximately $2.0 million, decrease in accounts payable of $1.1 million, increase in inventory of $238,000, and a net gain resulting from the sale of investments of $225,000. Cash used in operations was partially offset by an increase in other accrued liabilities of $287,000, an increase in accrued compensation of $410,000, a decrease in accounts receivable of $1.6 million, and noncash items, including depreciation and amortization of $9.7 million, cumulative effect of change in accounting principle of $1.1 million, stock compensation expense of $716,000, and a charge for purchased in-process research and development of $4.6 million.

Cash provided by investing activities in the nine months ended December 31, 2001 is attributable to proceeds from the sale of an investment in marketable equity securities of $543,000 and proceeds from the sale of equipment of $116,000, partially offset by capital expenditures of $158,000. Cash provided by investing activities in the nine months ended December 31, 2000 is primarily attributable to net proceeds from the sale of assets and the license of technology associated with our video monitoring business of $5.2 million and proceeds from the sale of a non-marketable equity investment of $225,000, offset by capital expenditures of $5.5 million and net cash paid of $553,000 related to the acquisition of U|Force.

Cash used in financing activities during the first three quarters of fiscal 2002 consisted of the $4.5 million payment associated with the redemption of the convertible subordinated debentures and certain costs incurred in connection with the redemption, offset partially by proceeds resulting from the sale of the our common stock to employees through our employee stock purchase and stock option plans. Cash provided by financing activities in the nine month period ended December 31, 2000 consisted primarily of net proceeds from sales of our common stock to employees through our employee stock purchase and stock option plans, offset partially by the repayment of certain debt obligations that we had assumed in conjunction with the acquisition of U|Force.

As of December 31, 2001, our principal commitments consisted of obligations outstanding under non-cancelable operating leases.

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included issuing 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement we may be required to pay a cash penalty and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate requiring us to raise additional funds to support our operations earlier than otherwise expected. In addition, we anticipate that we may require additional funds to support our business in fiscal 2004. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures by making additional reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of some or all of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break- even or profitable operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may need to raise additional capital to support our growth, and failure to do so in a timely manner may cause us to delay our plans for growth or cause us to implement additional cost reduction strategies

As of December 31, 2001, we had approximately $13.8 million in cash and cash equivalents. Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate requiring us to raise additional funds to support our operations earlier than otherwise expected. Accordingly, we may seek additional financing at some point during the next twelve months in order to meet our cash requirements in fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $6.7 million in the nine months ended December 31, 2001 and we ended the period with an accumulated deficit of $134.2 million. In addition, we recorded operating losses of $74.5 million and $27.1 million for the fiscal years ended March 31, 2001 and 2000, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Notwithstanding the net income of $445,000 we reported for the quarter ended December 31, 2001, given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

If we fail to meet the continued listing requirements of the Nasdaq National Market, our common stock could be delisted resulting in a decline in the liquidity of our common stock

Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status, including minimum bid price and net tangible assets or stockholders' equity requirements. Our common stock has traded at levels lower than the minimum bid price threshold of $1.00 on several occasions recently. If our minimum bid price does not rise above the threshold we could face delisting. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

  result in a decrease in the trading price of our common stock due to a decrease in liquidity;

  lessen interest by institutions and individuals in investing in our common stock;

  make it more difficult to obtain analyst coverage; and

  make it more difficult for us to raise capital in the future.

The growth of our business and future profitability depends on future IP telephony revenue

We believe that our business and future profitability will be largely dependent on widespread market acceptance of our IP telephony technology and products. Our videoconferencing semiconductor business has not provided, nor is it expected to provide, sufficient revenues to profitably operate our business. To date, we have not generated significant revenue from the sale of our IP telephony products. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

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

Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be little or no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our videoconferencing semiconductor products will continue to decrease for the foreseeable future. Average selling prices realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of our business may be derived from orders placed by a limited number of large customers, including original equipment manufacturers, the timing of such orders can also cause significant fluctuations in our operating results. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or international economic conditions. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing products, which would also have a material adverse effect on our business and operating results. As a result of these and other factors, it is likely that in some or all future periods our operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of our common stock.

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

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended December 31, 2001 and 2000, respectively, accounted for approximately 94% and 75% of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2001 and 2000 accounted for approximately 48% and 35%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

The long and variable sales and deployment cycles for our IP telephony software products may cause our revenue and operating results to vary

Our IP telephony software products, including our hosted iPBX and the SCE Product, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

  the size of the network deployment;

  the complexity of our customers' network environments;

  our customers' skill sets;

  the hardware and software configuration and customization necessary to deploy our products; and

  our customers' ability to finance their purchase of our products.

As a result, it is difficult for us to predict the quarter in which our customers may purchase our IP telephony software products, and our revenue and operating results may vary significantly from quarter to quarter.

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

Inability to protect our proprietary technology or our infringement of a third party's proprietary technology would disrupt our business

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. As of the date of this filing we hold forty-seven United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of who are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, liquidity and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

There has been substantial litigation in the semiconductor, electronics, and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against the Company.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. These licenses are on standard commercial terms made generally available by the companies providing the licenses. The cost and terms of these licenses individually are not material to our business.

Continued reductions in levels of capital investment by telecommunication service providers might impact our ability to increase revenue and prevent us from achieving profitability

The market for the services provided by telecommunication service providers who compete against traditional telephone companies has only begun to emerge, and many of these service providers are still building their infrastructure and rolling out their services. These telecommunication service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Financing may not be available to emerging telecommunication service providers on favorable terms, if at all. The inability of our current or potential emerging telecommunication service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunication services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our current or potential customers are forced to defer or curtail their capital spending programs, sales of our hosted iPBX and SCE Product to those telecommunication service providers may be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have recently experienced consolidation. The loss of one or more of our current or potential telecommunication service provider customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

The failure of IP networks to meet the reliability and quality standards required for voice communications could render our products obsolete

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. The common standard for reliability of carrier-grade real-time voice communications is 99.999%, meaning that the network can be down for only a few minutes per year. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the Internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be used for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

Our products must comply with industry standards and FCC regulations, and changes may require us to modify existing products

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. IP telephony products rely heavily on standards such as H.323, SIP, MGCP, and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. We also must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

Sales to customers outside of North America during the three and nine month periods ended December 31, 2001 were 54% and 58%, respectively. The table below shows the percentage of total revenue received from customers in the different regions:

                                       Three Months Ended   Nine Months Ended
                                          December 31,        December 31,
                                     ------------------  ------------------
                                        2001      2000      2001      2000
                                     --------  --------  --------  --------
   North America...................       46%       40%       42%       44%
   Europe..........................       32%       29%       25%       26%
   Taiwan..........................       14%       12%       16%       13%
   Other Asia Pacific..............        8%       19%       17%       17%
                                     --------  --------  --------  --------
                                         100%      100%      100%      100%
                                     ========  ========  ========  ========

Substantially all of our current semiconductor and system- level products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. Taiwan in particular is subject to a high rate of natural disasters, such as earthquakes or typhoons, which could have significant impact on our suppliers and customers due to a delay in operations within that country. In addition, Taiwan's tenuous relationship with mainland China is a source of continuing concern due to potential hostilities. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results, and financial condition.

We need to retain key personnel to support our products and ongoing operations

The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. While the pace of economic growth in the San Francisco Bay Area (where our corporate headquarters are located) has slowed in recent months, competition for highly skilled engineering, sales, marketing, and support personnel has remained strong. Any failure to retain qualified personnel could adversely affect our financial results and impair our growth. We have no written employment contracts with employees but we have provided our Chief Executive Officer, through a resolution of our Board of Directors, with severance benefits that vest over time as a retention device. Similarly, the Board of Directors authorized severance arrangements with Bryan R. Martin, Dr. Philip Bednarz, David M. Stoll, and certain other vice-presidents of Netergy Microelectronics, Inc., which are all fully vested. We primarily rely on equity compensation plans and compensation policies to retain our key personnel. We currently do not maintain key person life insurance policies on any of our employees.

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

We may face interruption of production and services due to increased security measures in response to recent and potential future terrorist activities

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of wafers and products from our independent foundries, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business.

If we fail to maintain effectiveness of a registration statement for the resale of 1,000,000 shares of our common stock issued in connection with the redemption of our outstanding convertible debt we may be forced to pay a cash penalty or redeem all or a portion of the shares causing our business to suffer

Under the terms of a registration rights agreement we entered into in connection with the redemption of our outstanding convertible debt we agreed to register the shares for resale by the former note holders. If we fail to maintain effectiveness of the registration statement covering the resale of 1,000,000 shares of common stock, we may be required to pay a cash penalty and may be required to redeem all or a portion of the shares of common stock to be registered. Under the agreement the redemption price would be the higher of $0.898 or the market price of our common stock at the time of the redemption. If we are required to pay a cash penalty or to redeem any of the shares, this will deplete our cash reserves, which may cause harm to our business, results of operations and financial condition.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, the Company settled a lawsuit that was filed against it in April 2001 in British Columbia, Canada by Milinx Business Services, Inc. and Milinx Business Group, Inc (collectively, Milinx). The Company was one of five named defendants in the lawsuit, the others being Sun Microsystems, Inc., Netscape Communications Canada, Inc., Burntsand, Inc., and Intraware Canada, Inc. The Company has been released of any further obligations to Milinx in exchange for returning a portion of the original license fee. As a result of the settlement agreement, the Company recognized $309,000 of previously deferred revenue stemming from a March 2000 license agreement with Milinx.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities

On December 17, 2001, we entered into an agreement with Fisher Capital Ltd. and Wingate Capital Ltd. (together, the Lenders) to retire $7.5 million of convertible subordinated debentures for $4.5 million in cash and 1,000,000 shares of our common stock. Additionally, we agreed to reduce the exercise price of the 637,549 warrants held by the Lenders to $0.898 per share. The warrants expire in December 2002. The securities were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on representations from the securities holders that they are an "accredited investor" as that term is defined in Rule 501(a) of Regulation D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index.

(b) Reports on Form 8-K.

On November 14, 2001, we filed a Current Report on Form 8-K dated November 12, 2001 announcing that we had settled a lawsuit that was filed against the Company in April 2001 by Milinx Business Services, Inc. and Milinx Business Group, Inc..

On December 17, 2001, we filed a Current Report on Form 8-K also dated December 17, 2001 announcing that we had redeemed all of our outstanding 4% Series A and Series B convertible subordinated notes due December 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2002

8X8, INC.
(Registrant)
By: /s/ DAVID STOLL
David Stoll
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit No.	Description
4.1

Form of Amendment No.1 to the Series A and Series B Warrants, dated as of December 17, 2001, by and among 8x8, Inc., Fisher Capital Ltd. and Wingate Capital Ltd. (Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on December 17, 2001).

4.2

Registration Rights Agreement, dated as of December 13, 2001, by and among 8x8, Inc., Fisher Capital Ltd. and Wingate Capital Ltd. (Incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed on December 17, 2001).

10.1

Redemption and Exchange Agreement, dated as of December 13, 2001, by and among 8x8, Inc., Fisher Capital Ltd. and Wingate Capital Ltd. (Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K/A filed on January 30, 2002).

All other schedules are omitted because they are not required, are not applicable or the information is included in the Condensed Consolidated Financial Statements or notes thereto.