Form 10-K
period 2002-03-31
8X8 INC /DE/
filed 2002-05-23
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      Based on the closing sale price of the Registrant's common stock on the NASDAQ National Market System on May 13, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,798,332. Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's common stock outstanding as of May 13, 2002 was 28,236,372.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2002.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2002

PART I

ITEM 1. BUSINESS

OVERVIEW

Statements contained in this Report on Form 10-K regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and include statements regarding our plans to conduct trials of our IP voice telephony service offering with follow- on video capabilities; our research and development plans for our various product groups; our expectation concerning the adequacy of our facilities; our estimates of litigation exposure and our beliefs about the sufficiency of our manufacturing arrangements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including a shifting of internal research and development focus based on changes in the market or adequacy of funding; a failure of customers to adopt iPBX systems due to concerns about VoIP technology or advances in competing systems; our business may grow in an unanticipated manner causing us to require different types of facilities; ordinary course litigation may cause a greater than anticipated impact due to factual matters or issues beyond our control; and our ability to source our products may be interrupted if our manufacturers cease operations or no longer desire to do business with us. Please also see the section entitled "Factors That May Affect Future Results" for additional risks that may impact our business.

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market telecommunication technology for Internet Protocol, or IP, telephony and video applications. The Company has three product lines: voice and video semiconductors and related software; software that implements the functionality of a private branch exchange, or PBX, over data networks; and videophones, telephones and communication services that work over broadband networks. The Company has two primary subsidiaries, Netergy Microelectronics, Inc., or Netergy, and Centile, Inc., or Centile, that comprise two of its three product lines. In February 2002, we announced that we were beginning a new effort to add video capabilities to Netergy's existing family of voice-over-IP, or VoIP, semiconductors, along with software and systems support for the latest compression standards for video.

Netergy, formed in December 2000, provides voice and video semiconductors and related communication software to original equipment manufacturers, or OEMs, of telephones, terminal adapters, and other endpoint communication devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and media hubs and to voice-enable cable and digital subscriber line, or DSL, modems, wireless devices, and other broadband technologies. Netergy's video semiconductors are used in applications such as communication terminals (including videophones, telephones and room videoconferencing systems) that allow video communication over telephone networks, a company's internal networks (e.g., a local area network, or LAN) and the Internet.

Centile, formed in March 2001, develops and markets hosted iPBX solutions that allow service providers to offer, to small and medium-sized businesses over broadband networks, the features and functions found in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the Internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. Centile's hosted iPBX solution was commercially released and became generally available in March 2001.

At the parent company level, 8x8 is developing its third product line that includes consumer videophones, telephones, and communication software and services that work over broadband networks. In January 2002, the Company announced two new consumer products, the DV324 desktop videophone, a videophone for analog phone lines, and the Behind-U privacy peripheral for personal computers. In November 2001, 8x8 announced its enhanced Service Logic Execution Environment, or eSLEE, a high-performance service logic and execution engine that provides a framework for deploying scalable telecommunications applications. The eSLEE succeeds the service creation environment, or SCE, technology that 8x8 acquired as a result of the acquisition of U|Force, Inc. in fiscal 2001. In May 2002, 8x8 announced that it was developing an end-to-end, internet-based voice and video communications platform and service, the Packet8 IP telephony platform and service, based upon 8x8's eSLEE and related technology.

The Company was founded as Integrated Information Technology, Inc. in 1987 and completed its initial public offering on July 2, 1997 under the name 8x8, Inc. In August 2000, the Company changed its name to Netergy Networks, Inc., but subsequently changed it back to 8x8, Inc. in July 2001.

INDUSTRY BACKGROUND

Traditional telecommunication networks use a fixed electrical path that travels through a series of switches across the network. These networks were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these networks are indeed reliable for their initially intended use, these networks are not well suited to service the explosive growth of digital communications applications.

Traditional networks transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content. Traditional networks are also expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location. The digital component of the traditional telecommunications infrastructure is also less efficient than modern networks because it allots fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted. Further, it is difficult for telecommunication service providers to provide new or differentiated services or functions, like video communications, that the network was not designed to accommodate.

In contrast to the traditional telecommunications infrastructure or public switched telephone network (PSTN), data networks -- such as the Internet or a corporate LAN -- utilize a "packet-switched" system in which information between two communicating terminals (for example, a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers, and hubs across the network. Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are their efficiency, flexibility, and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. Furthermore, many terminals can share the same connection to the network. The exponential growth of the Internet in recent years has proven the scalability of these underlying packet networks. The most common protocol used for communicating on these packet networks is Internet Protocol, or IP.

As broadband connectivity has become more available and less expensive, it is now possible for service providers to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential. To enable such new products to take hold, service and equipment suppliers need semiconductor products and software to connect input and output devices to the networks and the software that runs on the network that enables these input/output devices to be easily installed, operated, and managed, as well as to replace common functionalities of the legacy switched network, such as billing and operator/directory assistance.

TECHNOLOGY AND PRODUCTS

The Company has developed a broad range of communication technologies, including semiconductors, embedded software, system designs, telephony call management software, and consumer voice and video systems that enable communication services over IP networks.

The Company has leveraged its technologies to develop the following product lines: semiconductors and embedded software designed for IP telephony and videoconferencing applications, developed and marketed by Netergy; hosted iPBX solutions, developed and marketed by Centile; and consumer systems and communication software and services, developed and marketed by 8x8.

SEMICONDUCTORS AND EMBEDDED SOFTWARE

Netergy develops and markets a range of technology products, including semiconductors, embedded software, system software, and reference designs, that allow telecommunication equipment OEMs to: i) build voice and video IP phones, ii) build IP-to-analog phone adapter products, and iii) add IP telephony functions to DSL, cable, and wireless modems. Additionally, Netergy provides semiconductors and embedded software for use in videoconferencing applications. The following sections describe Netergy's technology and products in more detail.

Technology

SEMICONDUCTOR ARCHITECTURE -- Netergy's semiconductors are based on programmable processor architectures that enable implementation of IP telephony and videoconferencing applications in a highly efficient manner. Netergy's semiconductor architectures employ 32-bit reduced instruction set computer, or RISC, microprocessor cores, which execute the embedded applications software. Some of Netergy's semiconductors also employ a 64-bit Single Instruction Multiple Data, or SIMD, digital signal processor, or DSP, to accelerate the execution of signal processing intensive operations. Furthermore, Netergy's Audacity-T2 and T2U semiconductors benefit from the unique feature of not requiring any external SRAM or DRAM to operate.

Netergy's RISC processor cores use a proprietary instruction set specifically designed for multimedia communication applications. The RISC cores control the overall chip operation and manage the input/output interface through a variety of specialized ports that connect the chip directly to external host, audio, and network subsystems. The cores are programmable in the C programming language and allow customers to add their own features and functionality to the device software provided by Netergy. Netergy's DSP core architecture is a SIMD processor that implements computationally intensive video, audio, and graphics processing routines as well as certain digital communication protocols. The DSP cores are programmable with a proprietary instruction set consisting of variable-length 32-bit and 64-bit microcode instructions that provide the flexibility to improve algorithm performance, enhance audio and video quality, and maintain compliance with changing digital audio, video, graphics, and communication protocol standards. The DSP cores access their instructions through an internal bus that interfaces to on-chip SRAM and read-only memory, or ROM, that is pre-programmed with video and audio processing subroutines.

EMBEDDED SOFTWARE -- Netergy has developed a broad range of embedded application software that runs on its semiconductor products. Netergy's application software allows the use of its semiconductors in systems that conform to various emerging and established international telephony standards for audio and video encoders and decoders (also known as codecs) and call signaling protocols. By refining its software, Netergy can enhance quality, address new standards, and add significant features and functionality to systems that contain the semiconductor products. In addition, certain customers have licensed source code to which they add proprietary features and custom interfaces and, in some cases, port to other semiconductor or processor architectures.

Call signaling protocol stacks are complex software programs required to make voice calls over IP networks, including the Internet. Codecs format and compress digital audio and video signals so they can be represented and efficiently transmitted in a digital form. Developing functional VoIP and video software and obtaining interoperability with other VoIP and video systems requires significant development time, which is why many OEMs choose to license it instead. Netergy's protocol stacks support the four most commonly deployed VoIP protocols, along with seven codecs.

Netergy is also developing new video compression algorithm technology that is based on the H.26L standard. The H.26L standard is a new algorithm being jointly specified by standards bodies in the International Teleconferencing Union, or ITU, and the Motion Pictures Expert Group, or MPEG, with the goal of improving video compression ratios by a factor of two against any current video algorithm specification at any bit rate. For a given bit rate, implementations of the new H.26L video codec are expected to improve the picture quality of video streaming, telephony, and entertainment applications beyond the quality of pictures that are available today from either the MPEG-2 or MPEG-4 algorithms.

SYSTEM DESIGN -- Netergy has developed expertise in integrating its semiconductors and software with peripheral components to produce complete IP telephony and multimedia communication systems. Netergy's system technology consists of modular subsystems that can be combined and rearranged to interface to various networks (such as analog telephone, ISDN, Ethernet LAN, wireless, and home networks) and to various telephony devices, such as the analog phones in a home or FAX machines in an office environment.

Products

AUDACITY-T2 IP TELEPHONY PROCESSOR -- The Audacity-T2 semiconductor performs the digital processing functions required to build an IP phone, including formatting digital audio data for transmission over packet networks (such as Ethernet, the Internet, DSL links and digital cable systems). The chip can also be used in two-port analog telephone terminal adapters or gateway applications.

AUDACITY-T2U IP TELEPHONY PROCESSOR -- The Audacity-T2U semiconductor has all of the functionality of the Audacity-T2 processor but runs at faster processing speeds, features more on-chip memory, and contains an extra interface for connecting the chip to interfaces commonly found on DSL modem chipsets. The additional on-chip memory and higher processing speed enable the Audacity-T2U to address more advanced products, such as higher-end IP phones and four-port terminal adapters or gateways.

VERACITY SOFTWARE -- The Veracity software suite is a comprehensive package of VoIP call control protocols, standard network protocols, and audio processing functions. Veracity software stacks can run on either the Audacity family of semiconductors or on third-party VoIP processors. These stacks are designed for cost competitive, high quality applications, including VoIP/VoDSL gateways, Ethernet PBXs, and IP phones.

VP7 AUDIO COMPRESSION ENGINE -- The VP7 audio compression engine, or VP7, is a synthesizable core that can be integrated into custom semiconductor designs to add voice compression capability (e.g., telephony applications). For example, the VP7 has been integrated into STMicrolectronics' STV0397 semiconductor. The VP7 is based on Netergy's proprietary DSP architecture.

REFERENCE DESIGN KITS -- Netergy currently supplies the following reference design kits for its semiconductor products:

  The Media Hub MH2 reference design is a two-line, VoIP gateway based on the Audacity-T2 processor. It supports two analog telephone interfaces, a 10/100 Mbps Ethernet port, and a simple LCD display.
  The IP phone reference design includes plastics, keypad, display, and handset and is based on the Audacity-T2 processor.
  The Media Hub MHx reference design is similar to the MH2; however, it is based on the Audacity-T2U processor and supports up to four analog telephone interfaces.

Netergy's reference design kits are intended to serve as prototype system products and allow a customer to leverage Netergy's system design expertise to accelerate the time to market with new products. Each reference design is provided with schematics, bills of materials, or BOMs, documentation, embedded software, and a software development environment that enables a customer to add new features and otherwise customize the software.

VIDEOCONFERENCING SEMICONDUCTORS -- Netergy's family of videoconferencing semiconductors includes the VCP, LVP, VPIC, and VCPex. These semiconductors are used in H.323, H.320, and H.324 videoconferencing applications, including group videoconferencing systems, personal computer, or PC, videophone add-in boards, consumer videophones, and video monitoring systems. These semiconductors are based on Netergy's proprietary architecture, which combines a custom RISC microprocessor, a high performance DSP core, SRAM, and proprietary software on a single chip. The integrated semiconductors perform the core processing functions required by LAN, ISDN, and analog telephone-based video communication and other digital video applications. Revenues derived from the sale of videoconferencing semiconductor products were $4.1 million, $9.5 million and $11.3 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. Revenues derived from videoconferencing technology licenses and related maintenance revenues, as well as royalties earned under such licenses, the majority of which were non-recurring in nature, were $3.6 million, $3.1 million and $4.3 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

HOSTED IPBX SOLUTIONS

Centile has developed and markets a hosted iPBX, which is a software-driven telephony solution that allows network service providers and PBX resellers to offer PBX functionality as a business communication service over broadband IP networks. The following sections describe Centile's technology and products in more detail.

Technology

Typically, today's businesses require an individual phone for each office worker. The phones include various productivity functions, such as voicemail, transfer and hold capability, and other services. Small and medium-sized enterprises will generally deploy dozens of such phones. Until recently, there were two ways that businesses could obtain this type of phone service: i) subscribe to Centrex services from their local telephone company, or ii) buy a dedicated piece of hardware that operates as a business PBX system. In a Centrex service, the telephone company provides a telephone line from its central office switch for each "extension" and associates all of the lines with a central number assigned to the business. Centrex, however, scales poorly for both regulatory and architectural reasons. It is expensive on a per-line basis when compared to enterprise-owned PBXs, which typically deliver additional functionality as well. In addition, Centrex services do not offer the ability for easy integration with computer programs, require long lead times to implement service changes, and are difficult to manage.

Rather than subscribe to individual telephone lines for each employee (as with Centrex), most companies purchase a dedicated PBX system, a telephone switch that allows dozens or hundreds of employees to share a few incoming and outgoing telephone lines, resulting in a more efficient use of those lines. Traditional PBXs use circuit-switched technology and must be installed on the enterprise premise because every phone is connected to it by an individual cable. These systems are expensive (from $20,000 to $200,000 or more, depending on the number of extensions), difficult to manage, maintain, and use, typically require vendor-specific telephones and cannot be easily integrated with data processing systems. Suppliers have recently offered versions of these dedicated PBXs that run over a company's LAN. Often, these offerings have the same costs and drawbacks of the legacy PBX systems.

With the availability of broadband IP connectivity to businesses, however, a third alternative has emerged: hosted iPBX services. In this model, the service provider delivers PBX functionality over an IP connection, which reduces the scaling problems by allowing many extensions to share a single connection. This solution also offers many of the advantages of an enterprise-owned PBX and further enables integration with enterprise data processing systems and support of call centers, while eliminating the capital and maintenance investments required for dedicated on-site hardware that provides the PBX functionality.

TELEPHONY CALL MANAGEMENT SOFTWARE -- Centile's telephony call management software (the iPBX server software, hosted iPBX, or iPBX) uses an IP network for its switching fabric and media connections, and provides the call routing, setup, and teardown necessary to establish a connection between two terminals on an IP network. It also provides a variety of more complex PBX features such as call transfers, web-based control, voice message retrieval, and conferencing.

The iPBX software runs on a cluster of carrier-grade server platforms that are located in a data center. A cluster typically consists of both active and backup servers. Each active server runs several copies or "instances" of the iPBX software simultaneously. Each instance is dedicated to a particular enterprise end customer. The server cluster in the data center is linked to customer sites with a dedicated broadband IP link such as a T1 line. On the customer premise, terminal adapters or IP telephones are connected to the IP link via an IP router and Ethernet hubs or switches. Terminal adapters connect standard analog telephones and fax machines to the IP network.

To address scalability and reliability issues, Centile uses a modular and distributed architecture for the iPBX system. In this architecture, a single instance of the iPBX server software provides complete PBX functionality. A single instance is designed to support approximately 100 extensions. This limitation minimizes both the processing capacity and memory requirements of the server platform, allowing less powerful, less expensive servers to be used. Multiple iPBX instances can be run on each server and larger enterprises can be served by combining instances together to form a single larger PBX. The system can be scaled in overall capacity by adding more servers.

Much of the flexibility of the iPBX is due to the use of abstraction layers between the core iPBX engine and the devices with which it interfaces and controls. To allow it to interface to a variety of different telephone sets, PSTN gateways, and softswitches, the iPBX uses software drivers that support various industry standard and proprietary call setup and teardown protocols. Currently, the iPBX supports session initiation protocol, or SIP, media gateway control protocol, or MGCP, H.323v2, and a variety of third-party proprietary protocols.

To allow easy integration with computer programs (computer telephony integration, or CTI), the iPBX supports Sun Microsystems' Java Telephony Application Program Interface, or JTAPI, version 1.3 for telephony call control. JTAPI provides an industry standard series of function calls to allow computer programs to control PBXs from more than one manufacturer. Computer programs interfaced to the PBX might provide a graphical user interface to make it easier to transfer calls or initiate conference calls, or they might connect a company's customer relationship management software directly to the phone system, displaying customer information on a computer screen when that customer calls for support.

The iPBX solution was designed to address the shortcomings of traditional Centrex service offerings in a number of ways as described below:

  The use of an IP network allows the iPBX to scale relatively easily and economically because subscribers can add additional extensions without adding a new cable for each extension. Client devices such as IP phones and media hubs can be plugged into a company's existing LAN.
  The iPBX uses an IP network instead of a circuit-switched one so it can be located in the service provider's data center which may be miles away from the customer enterprise premise and connected to it by only a single broadband IP link.
  The redundancies built into the system increase its reliability, particularly when compared to enterprise owned PBXs.

Products

IPBX SERVER SOFTWARE -- The Centile iPBX server software runs on a cluster of five Sun Microsystems carrier grade server platforms and provides software PBX functionality over IP networks. The iPBX software was designed specifically to allow service providers to deliver hosted iPBX services to small and medium-sized business customers. The Centile iPBX allows service providers to support up to eighty discrete iPBXs per cluster, each dedicated to an individual customer, and up to five thousand total extensions.

The server clusters running the iPBX server software are located in a service provider's data center. It is connected to the customer's premise using any broadband IP connection, though deployments to date have generally utilized a T1 connection. For telephone sets, customers can use terminal adapters to adapt standard analog telephones to IP service or they can use IP phones. The iPBX server software connects to the PSTN and the long- distance IP backbone through a gateway.

Service providers control and configure the iPBX server software via a Web interface, allowing the system administrator to manage the iPBX from any location using any workstation with a browser. The administrator interface is designed to provide control of phone number block assignments, dial plans, service provisioning, direct dial phone number assignments, iPBX status, and bandwidth management. The iPBX supports voicemail, interactive voice response, automatic call distribution, auto attendants, directory service, unified messaging modules, and operation, service, and support, or OSS, integration.

MULTIPBX - Introduced in May 2002, the MultiPBX combines the iPBX server software with a complete package of VoIP and data equipment suited for a building owner who desires to offer converged voice and data services through a multi-tenant building. The product can support thousands of user extensions in its standard configuration and can be located anywhere within the building. Regular PSTN phones can be used with the MultiPBX and all regular PSTN functions are supported with these phones: message waiting indicator, caller ID, transfer, conference and others. IP phones can also be used to enable the more advanced features of the system at the user's desktop. The MultiPBX is able to place and receive local and long distance calls via a PSTN gateway integrated with the product. Interoffice and telecommuter calls can be carried directly via a Virtual Private Network, or VPN, or directly across the Internet, thus offsetting communication costs for distant offices and remote facilities.

MH4 & MH16 MEDIA HUBs -- Terminal adapters and media hubs are customer premise equipment that adapt conventional telephony equipment, such as analog telephones and fax machines, for IP service. Centile's MH4 and MH16 media hub products support four and sixteen analog lines, or ports, respectively. Centile currently uses its MH4 and MH16 products, along with certain IP phones and terminal adapters developed by third parties, in its hosted iPBX and MultiPBX business communication service deployments.

Each media hub supports as many simultaneous connections as it has analog lines, and multiple media hubs can be used in an IP telephony system to provide as many lines as required. Because it uses a standard touch-tone telephone as both its audio and user interface, media hub-based systems are both reliable and cost-effective, especially when compared to proprietary digital PBX telephones.

MH4 and MH16 media hubs support the MGCP IP telephony standard with Centile extensions for auto-discovery and configuration. All media hubs deployed by Centile incorporate FLASH memory for remote upgrade capability so that the Centile iPBX server software can, as required, upgrade media hubs automatically via the network.

IPBX USER INTERFACE SOFTWARE -- Centile has announced three user interface applications for its hosted iPBX solution: ComCenter, Switchboard, and Administrator. All of these applications are designed to harness the graphical capabilities of personal computers and workstations to make the hosted iPBX easy to use.

The Centile ComCenter software with Call Announcer is designed for the end users of the iPBX. It provides Caller ID, call transfers, conference call setup, on-screen directories, contact management, and call logging. It also lets users set up and control their voicemail, listen to messages, set call forwarding numbers and filters, and set up personal speed dial numbers.

The Centile Switchboard software, or Switchboard, is the attendant interface for the iPBX. Switchboard runs on a personal computer or workstation to allow attendants to route incoming calls to an enterprise with a point-and-click interface. Switchboard provides caller ID for multiple incoming calls, extension status, two-click call transfers, corporate voice mailbox management, and multi-attendant support. Its graphical interface minimizes training and improves attendant productivity.

With the iPBX, customers control their own moves, adds, and changes using the Centile Administrator, or Administrator. To add additional lines, the customer simply connects an additional media hub to the IP network. The Centile Auto Discovery mechanism automatically configures the media hub. The customer then uses Administrator to assign extension numbers, associate user names, and create a voicemail account for each line. Administrator also allows the customer to define hunt groups, set user permissions, define phone button functions, and set voicemail parameters, all with a point-and-click interface.

CONSUMER SYSTEMS AND COMMUNICATION SOFTWARE PLATFORM AND SERVICES

Technology

COMMUNICATION SERVICES -- In order to scale IP communication networks to large numbers of customers, the software that controls the communication network needs to incorporate the same infrastructure and switching components that have enabled the Internet to scale to its current level of deployment. Whereas the Centile iPBX system incorporates all of the configuration, network management, dial plans, and messaging facilities needed to operate the system in a single coherent package appropriate for a PBX system, an IP communication network that scales to millions and millions of users should use standard, open services that are widely deployed today. Such services include the Internet Message Access Protocol, or IMAP, a messaging interface that is used by e-mail clients; Domain Name Server, or DNS, for resolving names and addresses; and Lightweight Directory Access Protocol, or LDAP, for directory functions.

8x8 is developing a distributed service platform for IP communication networks called Packet8. Packet8 ties together these standard Internet services with a collection of multimedia endpoints, including Windows XP messenger clients, SIP phones, SIP-based 3G mobile phones, set-top boxes, and legacy video devices such as H.323 and H.324 video endpoints. Packet8 is built on Linux servers that run 8x8's eSLEE software and is composed of a collection of software packages running on the eSLEE that serve as proxies for linking Internet network resources together to form an IP communications network. These proxies are based on the Session Initiation Protocol, or SIP, and include functions for call routing, registration, messaging, firewall/network address translation, or NAT, traversal, 911 call handling, billing, and media and gateway services. This distributed architecture also has the advantage that the software proxies can manage the signaling traffic between endpoints or the Internet infrastructure and enable endpoints that would otherwise be unable to communicate with each other to be interoperable. The distributed proxy structure also allows signaling and media traffic that would otherwise be blocked by NAT or firewall configurations to traverse those obstructions without requiring any changes to the physical NAT or firewall mechanisms. Thus, a consumer broadband subscriber with a home gateway, who would otherwise be unable to access VoIP or video telephony media without constructing a Virtual Private Network, or VPN, to encapsulate the home network private IP addresses, can now connect an IP phone to the home network without any special configuration and immediately access media services via the translation services of 8x8's proxy architecture. Packet8 is being designed to comply with applicable emergency (911), eavesdropping (CALEA), and other regulatory requirements needed by any broad-based communications network.

The Packet8 architecture is designed to enable the use of video media in addition to VoIP traffic and includes a video voicemail function built into the SIP proxy that can process video messages left by video-enabled endpoints.

CONSUMER SYSTEMS -- 8x8 is reselling private-branded analog videophones and is planning to resell IP phones, some of which are manufactured by some of Netergy's OEM semiconductor customers. These phones incorporate certain unique software modifications to the protocol and application code that enable them to take advantage of 8x8's Packet8 distributed IP services platform. The original design of the videophone and IP phone systems is based on some of Netergy's semiconductor reference designs.

8x8 has also developed a motion detection peripheral, the Behind-U workstation alert system, that can be used to signal a personal computer or other device to detect movement and convey that information to the computing device. The Behind-U system does not use any of Netergy's semiconductor products.

Products

DV324 DESKTOP VIDEOPHONE -- 8x8's DV324 product is a videophone with an integrated display and camera that is compatible with the H.324 standard, and therefore works over standard analog phone lines. The videophone can also be used to make a normal audio PSTN call. Controls on the videophone and the on-screen menu system enable the user to adjust the quality of the video that is sent and received, electronically pan/tilt/zoom the near-end and far-end cameras, take a high-resolution snapshot image, and turn on privacy mode to block outgoing video. The phone supports two sets of audio/video inputs (for connecting external cameras, camcorders or digital cameras) and one audio/video output port (for connecting an external TV or other display device) and supports caller-ID, auto-answer (so the phone can be used as a monitoring device), and 10 configurable speed-dial numbers.

BEHIND-U WORKSTATION ALERT SYSTEM -- The Behind-U system consists of an infrared motion sensor that plugs into the keyboard port on a personal computer and associated software. The Behind-U monitors an area for motion and relays the motion information to the software application running on the PC. The software can be configured to notify the PC user that motion has been detected, or can be used to temporarily hide the information currently displayed on the computer screen.

SIP IP PHONE -- 8x8 is working with several partners to private-label an IP phone that is intended to be sold in conjunction with the Packet8 IP voice telephony services offering. The phone specifications include features to support multiple "virtual" lines of IP telephony, an integrated Ethernet interface, speakerphone capability, programmable feature buttons and on-hook dialing. The phone is designed to be compatible with other SIP protocol devices.

PACKET8 IP VOICE TELEPHONY SERVICE OFFERING -- 8x8 is planning to conduct initial trials of its Packet8 voice telephony service offering, with plans to integrate video capabilities into the service at a later date.

CUSTOMERS AND MARKETING

SEMICONDUCTORS AND EMBEDDED SOFTWARE

Customers

Netergy sells its IP telephony semiconductors, embedded software, and reference designs to OEMs of VoIP and VoDSL products, such as Alcatel Microelectronics, D-Link, Ericsson and Telsey. Netergy has also separately licensed a VoIP semiconductor core and embedded VoIP software to STMicroelectronics.

Netergy sells its video semiconductors and reference board designs to OEMs of videoconferencing systems for the business, consumer, and video monitoring markets, such as GE Interlogix, Leadtek Research, Mitsubishi, Polycom, Sony, and VCON Telecommunications. Leadtek Research and GE Interlogix represented 13% and 12% of the Company's fiscal 2002 revenues, respectively.

Sales and Marketing

Netergy markets its semiconductor, embedded software, and reference design products through its own direct sales force and third-party sales representatives. Netergy supports its domestic and international direct sales efforts from its headquarters in Santa Clara, California and a European office in Marlow, United Kingdom. Netergy's sales and marketing personnel typically provide support to OEM customers through its application engineering team and periodic training sessions. Netergy sells its products to customers on an order-to-order basis and has long-term agreements with only a limited number of customers. As such, order backlog at any given time generally is not significant and may not be a reliable indicator of future revenues.

Competition

Netergy competes with both manufacturers of digital signal processing semiconductors and software products developed for the OEM VoIP marketplace. Netergy also competes with manufacturers of videoconferencing semiconductors and related firmware. Intense competition, declining average selling prices, and rapid technological changes characterize the markets for Netergy's products. The principal competitive factors in the market for IP telephony and videoconferencing semiconductors and embedded software include product definition, product design, system integration, chip size, code size, functionality, time-to-market, adherence to industry standards, price, and reliability. Netergy has a number of competitors in this market including: Agere Systems, Analog Devices, Atmel, Broadcom, DSP Group, Motorola, Radvision, Texas Instruments/Telogy Networks, TriMedia Technologies, Winbond, and Zarlink Semiconductor.

HOSTED IPBX SOLUTIONS

Customers

At the beginning of 2001, we decided that the long trials and time-to-market constraints of the CLEC and service provider market, as well as the decreasing availability of cash to certain competitive local exchange carriers, or CLECs, in the North American market, required that we provide a hosted business communication service offering to PBX resellers in addition to its existing service provider offering. In March 2001, Centile was formed to conduct the operations of the hosted iPBX business and initiated the service in conjunction with Dialink, a CLEC based in the San Francisco Bay Area. Centile is still actively marketing the product to service providers in Europe, Asia and North America. Centile has announced licensing agreements with Song Networks AB, formerly Tele1 Europe Holding AB, and Oy Datatie AB, an ELISA group company.

Sales and Marketing

Centile markets the hosted iPBX software product through a direct sales force. In addition, Centile intends to establish relationships with PBX and other system integrators that can serve as resellers. The sales force operates from the Company's headquarters in Santa Clara, California and from its European office in Sophia-Antipolis, France.

Competition

Centile currently competes with suppliers of traditional PBXs, Centrex equipment, and newer generation IP-based PBX or Centrex solutions that seek to sell such products to telecommunication service providers or to the small and medium-size enterprise marketplace. The main competition includes Avaya, Commworks Corporation, Mitel, Nortel Networks, and several other providers of traditional and newer generation IP-based solutions, such as Broadsoft, Inc., Cisco Systems, Shoreline Communications, Syndeo Corporation, Sylantro, VocalData, Inc., Vocaltec Communications, and Vertical Networks.

As an IP-based solution, the hosted iPBX product competes by leveraging the innate efficiencies of IP architectures and combining those efficiencies with certain required features from competitive legacy products. The principal competitive factors in the market for hosted iPBX solutions include product reliability, product feature parity, interface design, scalability, time-to-market, adherence to standards, price, functionality, and IP network delivery/design.

CONSUMER SYSTEMS AND COMMUNICATION SOFTWARE PLATFORM AND SERVICES

Customers

In May 2001, 8x8 announced the first customer license of its service creation technologies to Lucent. In January 2002, 8x8 introduced the DV324 Desktop Videophone and Behind-U products and announced that these products would be sold direct to end-users from 8x8's website. 8x8 has also announced that Michigan State University has ordered DV324 Desktop Videophones for its mental health and hospice patients. 8x8 plans to engage in early trials of its Packet8 IP communication software platform and services offering for which no customers have been announced.

Sales and Marketing

8x8 markets its consumer systems through its direct sales force and third-party resellers. Sales of the products to end-users are also conducted from the 8x8's website. 8x8 plans to market its Packet8 IP communication services offering via its own direct sales force and through third-party resellers.

Competition

8x8's consumer systems products compete with other providers of videophones and videoconferencing systems, including Innomedia, MotionMedia, and various software offerings that implement videophone functionality on a personal computer, such as CU-SeeMe and Intel's videophone software that is bundled with their webcam offerings. The main competitors for the Company's eSLEE and Communication Services product line are deltaThree, Dynamicsoft, Inc., GoBeam, Nortel Networks, Pagoo, Sylantro Systems, Tekelec, Telcordia, Telsis, Ubiquity Software and Vonage. This market is characterized by rapid technological change, intense competition, and first-mover advantage. Principal competitive factors in the market for 8x8's products include product feature parity, interface design, product reliability, performance, time-to-market, adherence to standards, price, functionality, and IP network delivery/design.

MANUFACTURING

Netergy outsources the manufacturing of its semiconductors to independent foundries, and its primary semiconductor wafer supplier is Taiwan Semiconductor Manufacturing Corporation, or TSMC. Netergy also relies on various independent third party companies for the assembly and testing of its semiconductors. Our reliance on overseas wafer fabrication, sort, assembly and test contractors and our maintenance of inventories at contractors' facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, and changes in tariff and freight rates. Furthermore, in the event overseas wafer fabrication, sort, assembly or test operations, or air transportation to or from foreign foundries or contractors, were disrupted for any reason, our operations could be severely harmed.

The principal raw materials utilized in the semiconductor production process are polished silicon wafers, ultra-pure metals, chemicals and gases. Encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors. Shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. Shortages have occurred in our history and order lead times have been extended in the industry on occasion without significantly harming us. However, future shortages, if any, could severely harm our operations. Netergy does not have long-term purchase agreements with its contract manufacturers or its component suppliers.

Centile outsources the manufacturing of its media hubs and 8x8 outsources the manufacturing of its videophones to third-party manufacturers, who are generally also semiconductor customers of Netergy. Neither Centile nor 8x8 have long-term purchase agreements with their contract manufacturers. We may not be able to obtain alternative manufacturing sources if our current subcontractors become unavailable. If we are able to find alternative subcontractors, a switchover to a new supplier would take time and might result in an interruption in sales.

RESEARCH AND DEVELOPMENT

Research and development expenses in the fiscal years ending March 31, 2002, 2001, and 2000 were $11.6 million, $18.7 million, and $11.9 million, respectively. The development of new products and the enhancement of existing products by the Company and its subsidiaries are essential to their success.

The Company's current and future research and development efforts relate primarily to VoIP semiconductors and embedded software, video semiconductors and embedded software, hosted iPBX systems, and telecommunication services technologies, including the development of new endpoints. Areas of emphasis will include: enhanced versions of Netergy's Audacity semiconductor family and architecture to provide higher performance, enhanced functionality, and further integration of certain essential system functions and interfaces; enhanced versions of 8x8's video communication processor technology to provide support for H.26L and other new video compression algorithms; enhanced versions of Centile's hosted iPBX business communication service to include additional call control features, system management capabilities, additional protocol and telephony device support, and new graphical user interface and web-based applications; and enhanced versions of 8x8's eSLEE platform and Packet8 telecommunication services offering. Future developments may also focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, and additional features supporting all of the Company's products.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. At this time we have forty-nine United States patents and a number of United States and foreign patents pending, none of which we consider critical to our business. Our patents expire on dates ranging from 2012 to 2018. We cannot predict whether our pending patent applications will result in issued patents. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining technology leadership.

To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while in our employ. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others. The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights. In addition, the laws of foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as do the laws of the United States. Our failure to protect our proprietary information could cause our business and operating results to suffer.

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

In order to encourage the use of its semiconductors, Netergy has licensed portions of its systems technology and software object code for its semiconductors to virtually all of its semiconductor customers. Moreover, many of Netergy's OEM customers have licensed portions of the software source code for its semiconductors. Netergy intends to continue to license its semiconductor, software, and systems technology to other companies, many of which are current or potential competitors. Such arrangements may enable these companies to use Netergy's technology to produce products that compete with the Company's IP telephony and video products.

Netergy has also licensed the right to manufacture certain of its videoconferencing and IP telephony semiconductor products to several original equipment manufacturers, or OEMs. These licenses generally provide for the payment of royalties; however, royalty obligations under a license of our video compression technology to ESS Technology, Inc. that provided 13% of our revenues in fiscal 2002 have now expired. Only certain of these OEM licensees may sell semiconductors based on the licensed technology to third parties, including STMicroelectronics, or STM, and Alcatel Microelectronics, while other licensees are limited to sales of such semiconductors as part of multimedia communication systems or sub-systems. Item 13 of this Report provides further information regarding the Company's license and other arrangements with STM.

Centile may, in the future, license its source code for portions or all of the hosted iPBX technology to other companies. Such arrangements may enable these companies to use the technology to produce products that compete with Centile's products.

In March 2002, 8x8 licensed certain Very Long Instruction Word, or VLIW, microprocessor cores, related tools and MPEG4 video compression firmware from STM for use in the Company's Internet protocol, or IP, video communication processor development initiatives. Additionally, 8x8 agreed to license STM certain of its existing and future H.263 and H.26L firmware implementations for use with STM's semiconductor products. The licenses are non- exclusive, non-transferable and non-assignable and provide for the sharing of updates and enhancements to the licensed technology, subject to certain limitations. The agreement includes provisions that allow the Company to manufacture semiconductor devices that contain the ST200 core at STM or at other third-party fabrication facilities. The Company is required to pay STM per-unit royalties based upon shipments of products that incorporate the VLIW technology. In addition, STM is required to pay the Company certain per-unit royalties based upon shipments of STM semiconductor products that contain the Company's H.263 and H.26L video technology.

In addition, 8x8 has licensed source code for its service creation environment, or SCE, product to Lucent. The SCE product was the predecessor of the eSLEE product. Under the agreement, Lucent has licensed the technology for use in its Enhanced Service Authoring Environment (eSAE), which enables carriers and application developers to design innovative new services for converged voice and data networks. The Company may continue to license its communication services platform and video source code to other companies. Such arrangements may enable these companies to use the technology to produce products that compete with the Company's consumer systems and communication services products.

The Company expects to continue licensing its technology to others, many of whom may be located outside of the United States. In addition to licensing its technology to others, the Company from time to time will take a license to technology owned by third parties and currently relies upon certain technology, including hardware and software, licensed from third parties.

INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial information relating to our segments and information on revenues generated in different geographic areas are set forth in Note 11 to our consolidated financial statements contained in Part II, Item 8 of this Report. In addition, information regarding risks attendant to our foreign operations are set forth under the heading "Factors that May Affect Future Results" later in this Report.

EMPLOYEES

As of March 31, 2002, the Company employed 106 persons, including 6 in manufacturing operations, 60 in research and development, 17 in sales and marketing, and 23 in general and administrative capacities. None of the Company's employees are represented by a labor union or are subject to a collective bargaining arrangement. The Company believes that relations with employees are good.

ITEM 2. PROPERTIES

The Company's principal operations are located in an approximately 45,000 square foot facility in Santa Clara, California that is leased through May 2003. Design, limited manufacturing, research and development, sales and marketing, and administrative activities are performed in this facility.

The Company also leases facilities for its sales office and research and development operation in Marlow, United Kingdom and for its research and development operation in Sophia-Antipolis, France. The Company believes that its existing facilities are adequate to meet its current and foreseeable future needs. For additional information regarding the Company's obligations under leases see Note 8 to the consolidated financial statements contained in Part II, Item 8.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significantly adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results and financial condition could be adversely impacted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company completed its initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, the Company's common stock, $0.001 par value per share, was traded on the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." From April 4, 2000 through July 18, 2001, the Company's common stock was traded on the NASDAQ under the symbol "NTRG." From July 19, 2001 the Company's common stock has traded under the symbol "EGHT." The Company has never paid cash dividends on its common stock and has no present plans to do so. As of May 13, 2002, there were 272 holders of record of the Company's common stock. The following table sets forth the range of high and low closing prices for each period indicated:

Period		High	Low
Fiscal 2002:
	First quarter	$ 2.32	$ 0.65
	Second quarter	$ 1.48	$ 0.60
	Third quarter	$ 1.11	$ 0.68
	Fourth quarter	$ 1.30	$ 0.84
Fiscal 2001:
	First quarter	$ 29.63	$ 7.67
	Second quarter	$ 12.94	$ 6.63
	Third quarter	$ 9.06	$ 1.50
	Fourth quarter	$ 4.72	$ 0.78

ITEM 6. SELECTED FINANCIAL DATA

                                                            Years Ended March 31, (1)
                                            ----------------------------------------------------------
                                             2002 (2)   2001(6)(3)  2000(4)(6)   1999(5)       1998
                                            ----------  ----------  ----------  ----------  ----------
                                                       (in thousands, except per share amounts)

Total revenues............................ $   14,691  $   18,228  $   25,384  $   31,682  $   49,776
Net income (loss)......................... $   (9,105) $  (74,399) $  (24,848) $  (19,224) $    3,727
Net income (loss) per share:
  Basic................................... $    (0.33) $    (2.99) $    (1.38) $    (1.28) $     0.31
  Diluted................................. $    (0.33) $    (2.99) $    (1.38) $    (1.28) $     0.25
Total assets.............................. $   19,653  $   39,145  $   59,983  $   28,709  $   46,429
Convertible subordinated debentures....... $       --  $    6,238  $    5,498  $       --  $       --
Contingently redeemable common stock...... $      813  $       --  $       --  $       --  $       --
Accumulated deficit....................... $ (137,276) $ (128,146) $  (53,747) $  (28,899) $   (9,675)
Total stockholders' equity................ $   13,234  $   21,632  $   47,390  $   18,823  $   36,443

  Fiscal 2001 was a 52 week and 2 day fiscal year. Fiscal year 2000 was a 53-week fiscal year, while fiscal 2002, 1999, and 1998 were 52-week fiscal years.

  Net loss and net loss per share include an extraordinary gain of $779,000 resulting from the early extinguishment of our convertible subordinated debentures.

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

  The convertible subordinated debentures, which had face value of $7.5 million, are presented net of the related debt discount, which was amortized over the initial three-year term of the debentures. The debentures were redeemed in December 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding our assumptions underlying our critical accounting determinations concerning revenue, allowances for doubtful accounts, valuation of goodwill, tax allowances and reserves for legal issues; the anticipated continued decline in videoconferencing semiconductor revenues; factors that could impact our gross margins; the sufficiency of cash to fund our ongoing obligations through at least March 31, 2003, efforts to raise additional financing, the acquisition of or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market telecommunication technology for Internet Protocol, or IP, telephony and video applications. The Company has three product lines: voice and video semiconductors and related software; software that implements the functionality of a private branch exchange, or PBX, over data networks; and telephones, videophones, and communication services that work over broadband networks.

The Company has two primary subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile). Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers, or OEMs, of telephones, terminal adapters, and other endpoint communication devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line, or DSL, modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that are commonly found in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the Internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the Internet. 8x8 is developing its third product line that includes consumer telephones, videophones, and communication software and services that work over broadband networks, at the parent company level. 8x8 sells videophones that work over normal phone lines and is planning to initiate trials of its IP telephony software and service offering that is designed to enable customers to communicate with IP telephones and videophones using an Internet based communications software platform and service.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The Company does not have any ownership interest in any special purpose entities that are not wholly-owned and consolidated subsidiaries of the Company.

We have identified the policies below as some of the most critical to our business and the understanding of our results of operations. These policies require critical judgments and estimates about matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the consolidated financial statements in Part II, Item 8 of this Report.

Use of estimates

The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to litigation and other contingencies, have a material impact on our financial statements, and are discussed in detail throughout our analysis of the results of operations.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to bad debts, the valuation of inventories, goodwill, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included below under "Factors that May Affect Future Results."

Revenue recognition

Our revenue recognition policies are described in Note 1 to the consolidated financial statements in Part II, Item 8 of this Report. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

At the time of each revenue transaction we assess whether the revenue amount is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are thirty to ninety days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The Company bases the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed.

If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria. If the software license arrangement obligates us to deliver unspecified future products, revenue is recognized on a subscription basis, ratably over the term of the contract.

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed below under "Factors that May Affect Future Results."

Allowance for doubtful accounts

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer credit- worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $1.2 million, net of an allowance for doubtful accounts of $286,000 as of March 31, 2002. One customer represented $684,000, or 45%, of our gross accounts receivable at March 31, 2002. Based upon the customer's past payment history, discussions with the customer and our review of their financial condition, outstanding balances were considered collectible and therefore no portion of this balance was specifically reserved for at March 31, 2002.

Valuation of inventories

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Valuation of goodwill and long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  significant underperformance relative to projected future operating results;
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
  significant negative industry or economic trends;
  significant decline in our stock price for a sustained period; and
  our market capitalization relative to net book value.

When we determine that the carrying value of goodwill, long-lived assets and intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and intangible assets amounted to $1.5 million as of March 31, 2002. Net long-lived assets were $3.1 million as of March 31, 2002.

Effective April 1, 2002, Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will reclassify workforce related intangibles of $11,000 to goodwill and cease to amortize approximately $1.5 million of remaining goodwill associated with the acquisition of Odisei. We recorded approximately $763,000 of amortization on goodwill and intangible assets related to assembled workforce during fiscal 2002 and would have recorded approximately $707,000 of amortization during fiscal 2003. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2003 and an annual impairment review thereafter. We expect to complete our initial review during the quarter ended September 30, 2002. There can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which primarily consist of net operating loss and tax credit carryforwards. We have recorded a valuation allowance of $47.3 million as of March 31, 2002, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Litigation

Management's current estimated range of liability related to pending litigation involving the Company is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability, if any, related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the years ended March 31, 2002, 2001, and 2000, expressed as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues. You should read this information in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report:

                                                        Year Ended March 31,
                                                      -------------------------
                                                         2002     2001    2000
                                                      ------- -------- --------

Product revenues.....................................     41%     70%     82%
License and other revenues...........................     59%     30%     18%
                                                       ------  -------  -------
          Total revenues.............................    100%    100%    100%
                                                       ------  -------  -------
Cost of product revenues.............................     43%     41%     41%
Cost of license and other revenues...................      2%     32%      3%
                                                       ------  -------  -------
          Total cost of revenues.....................     19%     38%     34%
                                                       ------  -------  -------
          Gross profit...............................     81%     62%     66%
                                                       ------  -------  -------
Operating expenses:
  Research and development...........................     79%    103%     47%
  Selling, general and administrative................     65%     99%     84%
  In-process research and development................     -- %     25%     40%
  Amortization of intangibles........................      5%     60%      2%
  Restructuring charge...............................     -- %    183%     -- %
                                                       ------  -------  -------
          Total operating expenses...................    149%    470%    173%
                                                       ------  -------  -------
Loss from operations.................................    (68)%   (408)%   (107)%
Other income, net....................................      7%     14%     11%
Interest expense.....................................     (6)%     (8)%     (2)%
                                                       ------  -------  -------
Loss before provision for income taxes...............    (67)%   (402)%    (98)%
Provision for income taxes...........................     -- %     -- %     -- %
                                                       ------  -------  -------
Net loss before extraordinary gain and cumulative
  effect of change in accounting principle ..........    (67)%   (402)%    (98)%
Extraordinary gain on extinguishment of debt, net....      5%     -- %     -- %
Cumulative effect of change in accounting principle..     -- %     (6)%     -- %
                                                       ------  -------  -------
Net loss.............................................    (62)%   (408)%    (98)%
                                                       ======  =======  =======

REVENUES

Product revenues were $6.0 million in fiscal 2002, a decrease of $6.8 million from the $12.8 million reported in fiscal 2001. The decrease in product revenues in fiscal 2002 was due to decreases in sales of video monitoring and consumer videophone systems totaling $969,000, resulting from our decision to terminate further development and sales of these product lines in prior years, a slight decrease in IP telephony semiconductor sales, a $305,000 decrease in media hub system revenues, and a $5.4 million decrease in revenue derived from our videoconferencing semiconductor products. The decrease in media hub system revenues as compared to the prior year period was due primarily to a decline in sales to a significant customer. The significant decrease in videoconferencing semiconductor revenues was due primarily to a significant decrease in unit shipments, offset partially by increases in average selling prices, or ASPs. Factors that contributed to the significant decrease in unit shipments of our videoconferencing semiconductors as compared to the prior year, and that we anticipate will result in a continued decline in revenues derived from videoconferencing semiconductors for the foreseeable future, include:

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

Product revenues were $12.8 million in fiscal 2001, a decrease of $8.0 million from the $20.8 million reported in fiscal 2000. The decrease in product revenues in fiscal 2001 was primarily due to decreases in sales of video monitoring and consumer videophone systems for the reasons discussed above, and a decrease in average selling prices for our videoconferencing semiconductors. These decreases were partially offset by an increase in IP telephony semiconductor revenues resulting from the commercial release of our Audacity-T2 product in fiscal 2001.

License and other revenues were $8.6 million in fiscal 2002, an increase of $3.2 million from the $5.4 million recognized in fiscal 2001. License and other revenues recognized in fiscal 2002, the majority of which are considered to be non-recurring in nature, consist primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses. License and other revenues for fiscal 2001 also included $1.2 million of professional service revenues associated with our Canadian operations. No professional service revenues were recognized in fiscal 2002 due to the elimination of the professional services organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001. The negative impact of eliminating professional service revenues in fiscal 2002 was more than offset by the following:

  An increase in royalties earned by Netergy under a license agreement for certain of our video compression technology. Royalty revenue recognized under this agreement totaled $2.0 million for fiscal 2002 as compared to $768,000 for fiscal 2001. Apart from a final royalty payment of $750,000 that we received (and will recognize as revenue) in the first quarter of fiscal 2003, the licensee has no further obligations to pay royalties on shipments of products that incorporate our technology;

  A $1.3 million increase in license revenue associated with our embedded IP telephony firmware technology, e.g., Veracity VoIP software and Audacity-T2 based reference design kits marketed by Netergy;

  The recognition of $309,000 of previously deferred revenue associated with our license of unified messaging technology to Milinx. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion. Also, license revenues in fiscal 2002 included $680,000 of non-recurring revenue associated with the license of our SCE technology to Lucent;

  A $1.6 million increase in revenue in fiscal 2002 associated with the license of our video monitoring technology to Interlogix in fiscal 2001. Recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix had been deferred until we satisfied certain remaining obligations in the quarter ended March 31, 2001. Revenue associated with the license is being recognized ratably over the license term, which expires in May 2003. The remaining balance in deferred revenue at March 31, 2002 is approximately $2.0 million. All cash receipts associated with this license were received in fiscal 2001;

  A decrease of approximately $700,000 in non-recurring license and maintenance revenues associated with Netergy's videoconferencing technology.

License and other revenues increased $853,000 from fiscal 2000 to fiscal 2001 due primarily to U|Force professional service revenues of $1.2 million recognized in fiscal 2001 and a $646,000 increase in revenue associated with licenses of Netergy's embedded IP telephony firmware technology, offset by a decrease in royalties earned under the video compression technology license agreement discussed above.

Revenues from our ten largest customers in the fiscal years ended March 31, 2002, 2001, and 2000 accounted for approximately 73%, 48%, and 35%, respectively, of our total revenues. Three customers represented more than 10% of our total revenues in fiscal 2002. These customers, ESS Technology, Inc., Leadtek Research, and GE Interlogix, represented 13%, 13% and 12% of our total revenues, respectively. During the fiscal years ended March 31, 2001 and 2000, no customer accounted for 10% or more of total revenues.

Sales to customers outside the United States represented 61%, 69%, and 47% of total revenues in the fiscal years ended March 31, 2002, 2001, and 2000, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
United States........................... $     5,777  $     5,632  $    13,381
Europe..................................       4,126        5,862        5,808
Taiwan..................................       2,026        2,739        1,737
Japan...................................       1,119        1,188        2,351
Other...................................       1,643        2,807        2,107
                                          -----------  -----------  -----------
                                         $    14,691  $    18,228  $    25,384
                                          ===========  ===========  ===========

COST OF REVENUES AND GROSS PROFIT

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors, and direct and indirect costs associated with purchasing, scheduling, and quality assurance. Gross profit from product revenues was $3.4 million, $7.6 million, and $12.3 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Product gross margin was 57%, 59% and 59% for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

The $4.1 million decrease in gross profit from fiscal 2001 to fiscal 2002 is due primarily to a significant decrease in sales of our videoconferencing semiconductors and video monitoring systems. Gross profit in fiscal 2002 was also impacted by a decrease in product gross margins due to lower average selling prices realized on sales of our IP telephony semiconductors, and to a lessor extent, an increase in inventory reserves associated with our media hub products in the first quarter of fiscal 2002. The decrease in margins was mitigated to some extent by an increase in average selling prices realized on the sale of our videoconferencing semiconductors and the reversal of $143,000 of reserves associated with our semiconductor products in the fourth quarter of fiscal 2002 due to the sale of inventory that had been specifically reserved for in fiscal 2001. The $4.7 million decrease in gross profit from fiscal 2000 to fiscal 2001 is due primarily to a significant decrease in sales of our video monitoring and consumer videophone products due to our exit from those businesses. Gross profit in fiscal 2001 was also impacted by lower average selling prices realized on sales of our videoconferencing semiconductors and an increase in reserves associated with our semiconductor products, offset by a significant increase in IP telephony semiconductor sales.

Gross profit from license and other revenues, which were largely nonrecurring, was $8.4 million, $3.7 million, and $4.4 million in fiscal 2002, 2001, and 2000, respectively. Associated gross margins were 98%, 68%, and 97% in fiscal 2002, 2001, and 2000. The significant increase in gross margin from fiscal 2001 to fiscal 2002 was due to the elimination of our professional service organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001.

Our gross margin is affected by a number of factors including, product mix, the recognition of license and other revenues for which there may be no or little corresponding cost of revenues, product pricing, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. To respond to competitive pricing pressures, we will be required to introduce differentiated products and continue to reduce costs as a means of maintaining our margins. We may not be successful in our development efforts or product cost reduction measures and may face continued erosion of margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer, and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $11.6 million, $18.7 million, and $11.9 million for fiscal 2002, 2001, and 2000, respectively. The significant decreases in research and development expenses in fiscal 2002 as compared to fiscal 2001 were due to the following:

  The elimination of our Canadian operations in the fourth quarter of fiscal 2001. Research and development expenses incurred by our Canadian operations in fiscal 2001 were approximately $2.5 million;
  Reductions in research and development personnel staffing levels in the first and second quarters of fiscal 2002;
  Lower tooling and other project related expenses associated with semiconductor and system-level reference design projects in fiscal 2002;
  Lower third-party consulting expenses associated with development of the graphical user interface for Centile's hosted iPBX product;
  A decrease in stock compensation charges of approximately $325,000; and
  Our overall efforts to reduce discretionary operating costs.

Higher research and development expenses during fiscal 2001 as compared to fiscal 2000 were due primarily to increases in personnel resulting from the acquisition of U|Force and increases in hosted iPBX development efforts, higher third-party consulting expenses associated with the development of a graphical user interface for the hosted iPBX product, higher depreciation and maintenance expenses as a result of additional lab equipment and computer aided design tools, and increased stock compensation charges of approximately $325,000 related to stock option bonus programs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources, and general management. Such costs also include advertising, sales commissions, trade show, and other marketing and promotional expenses. Selling, general, and administrative expenses were $9.5 million, $18.1 million, and $21.3 million in fiscal 2002, 2001, and 2000, respectively. The significant decrease in selling, general, and administrative expenses in fiscal 2002 as compared to fiscal 2001 was due to the following:

  A $3.7 million decrease due to the elimination of our Canadian operations in the fourth quarter of fiscal 2001;
  Reductions in sales, marketing and administrative personnel staffing levels in the first quarter of fiscal 2002;
  A decrease in stock compensation charges; and
  Lower legal, financial reporting, corporate function, telephone, travel, corporate marketing, public relations and trade show expenditures resulting from our efforts to reduce discretionary operating costs.

The decrease in selling, general, and administrative expenses during the year ended March 31, 2001 as compared to the comparable period in the prior year is due primarily to a one-time $6.4 million charge related to the sale of 3.7 million shares of our common stock to STMicroelectronics that we recorded in the fourth quarter of fiscal 2000. The charge reflected the discount from the fair market value of our common stock on the date of the related agreement. The decrease also reflected lower headcount and other costs required to support ViaTV and video monitoring sales, promotion, and support activities due to our exit from the consumer videophone and video monitoring businesses. These decreases were substantially offset by increased expenses associated with the addition of the U|Force sales, marketing, finance, and corporate organizations, costs incurred related to our name change, and increased stock compensation charges.

IN-PROCESS RESEARCH AND DEVELOPMENT AND AMORTIZATION OF INTANGIBLES

We incurred in-process research and development charges of $4.6 million in the second quarter of fiscal 2001 related to the acquisition of U|Force, Inc. (U|Force), and $10.1 million in the first quarter of fiscal 2000 related to the acquisition of Odisei S.A. (Odisei). A discussion of these acquisitions follows below.

U|Force, Inc.

The Company's consolidated financial statements reflect the acquisition of all of the outstanding stock of U|Force, Inc. on June 30, 2000 for a total purchase price of $46.8 million. U|Force, based in Montreal, Canada, was a developer of IP-based software applications and a provider of professional services. U|Force was also developing a Java-based service creation environment (SCE) designed to allow telecommunication service providers to develop, deploy, and manage telephony applications and services to their customers. The purchase price was comprised of 8x8 common stock with a fair value of approximately $38.0 million comprised of: (i) 1,447,523 shares issued at closing of the acquisition, and (ii) 2,107,780 shares to be issued upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by former employee shareholders or indirect owners of U|Force stock. The Exchangeable Shares held by U|Force employees were subject to certain restrictions, including our right to repurchase the Exchangeable Shares if an employee departed prior to vesting. In addition, we also agreed to issue one share of preferred stock (the Special Voting Share) that provides holders of Exchangeable Shares with voting rights equivalent to the shares of common stock into which their shares are convertible. We also assumed outstanding stock options to purchase shares of U|Force common stock for which the Black-Scholes pricing model value of approximately $6.5 million was included in the purchase price. Direct transaction costs related to the merger were approximately $747,000. Additionally, the Company advanced $1.5 million to U|Force upon signing the acquisition agreement, but prior to the close of the transaction. This amount was accounted for as part of the purchase price. The following table summarizes the composition of the purchase price (in thousands):

Value of common stock and Exchangable Shares issued...... $  38,042
Value of stock otions assumed............................     6,546
Cash advanced to U|Force prior to closing................     1,500
Direct transaction costs.................................       747
                                                            ---------
                                                          $  46,835
                                                            =========

The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of U|Force's assets and liabilities, which we believe approximated their fair value. Intangible assets acquired included amounts allocated to U|Force's in-process research and development. The in-process research and development related to U|Force's initial products, the SCE and a unified messaging application, for which technological feasibility had not been established and the technology had no alternative future use. The estimated percentage complete for the unified messaging and SCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including estimated aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Risks that were considered as part of the analysis included the scope of the efforts necessary to achieve technological feasibility, rapidly changing customer markets, and significant competitive threats from numerous companies. We also considered the risk that if we failed to bring the products to market in a timely manner, it could adversely affect sales and profitability of the combined company in the future. The resulting estimated net cash flows were discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. The value of the acquired U|Force in-process research and development, which was expensed in the second quarter of fiscal 2001, approximated $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement, and workforce were being amortized on a straight-line basis over three, three, and two years, respectively. The allocation of the purchase price was as follows (in thousands):

In-process research and development............... $   4,563
Distribution agreement............................     1,053
Workforce.........................................     1,182
U|Force net tangible assets.......................     1,801
Goodwill..........................................    38,236
                                                    ---------
                                                   $  46,835
                                                    =========

Our consolidated financial statements include the results of the operations of U|Force from the date of the acquisition, June 30, 2000, the beginning of our second quarter of fiscal 2001.

Odisei S.A.

In May 1999, we acquired Odisei, a privately held, development stage company based in Sophia Antipolis, France, that was developing software for managing voice-over IP networks. The consolidated financial statements reflect the acquisition of Odisei on May 24, 1999 for approximately 2,868,000 shares of 8x8's common stock and approximately 121,000 of contingent shares, which were subsequently issued to Odisei employee shareholders in March 2000. The purchase price was approximately $13.6 million, which includes approximately $295,000 of acquisition-related costs. The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which we believed approximated their fair value. Intangible assets acquired included amounts allocated to Odisei's in-process research and development. The in-process research and development related to Odisei's initial product for which technological feasibility had not been established and was estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, which discounted expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including estimated aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and estimated cash flow generating potential of the acquired in-process technology. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows were discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. The value of the acquired Odisei in-process research and development, which was expensed in the fiscal year ended March 31, 2000, was $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Until the adoption of SFAS 142 on April 1, 2002, amounts allocated to goodwill and workforce were being amortized on a straight-line basis over five and three years, respectively. The allocation of the purchase price was as follows (in thousands):

In-process research and development............... $  10,100
Workforce.........................................       200
Net tangible liabilities..........................      (219)
Goodwill..........................................     3,481
                                                    ---------
                                                   $  13,562
                                                    =========

Our consolidated financial statements for the fiscal year ended March 31, 2000 included the results of Odisei from the date of acquisition.

Amortization of goodwill and intangible assets charged to operations was $763,000, $11.0 million and $614,000 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2001, after a significant number of employees had resigned, we discontinued our Canadian operations acquired in conjunction with the acquisition of U|Force in June 2000. We closed our offices in Montreal and Hull, Quebec and laid-off all remaining employees resulting in the cessation of the research and development efforts and the sales and marketing and professional services activities associated with the U|Force business. As a result of the restructuring, we recorded a one-time charge of $33.3 million in the quarter ended March 31, 2001. The restructuring charges consisted of the following (in thousands):

Employee separation............................... $     765
Fixed asset losses and impairments................     2,084
Intangible asset impairments......................    30,247
Lease obligation and termination..................       220
                                                    ---------
                                                   $  33,316
                                                    =========

Employee separation costs represent severance payments related to the 96 employees in the Montreal and Hull offices who were laid-off.

The impairment charges for fixed assets of approximately $2.1 million included write-offs of abandoned and unusable assets of approximately $1.4 million, a loss on sale of assets of $567,000, and a charge for assets to be disposed of $172,000. The loss on sale of assets of $567,000 was attributable to the sale of office, computer, and other equipment of the Montreal office. We received common stock of the purchaser valued at approximately $412,000 as of the date of sale. Fair value of assets to be disposed of was measured based on expected salvage value, less costs to sell. Assets to be disposed of consist of computer equipment with a fair value of $57,000 at March 31, 2001. Substantially all of these assets were liquidated during fiscal 2002.

The impairment charges for intangible assets represented the write-off of the unamortized intangible assets recorded in connection with the acquisition of U|Force. The charges of approximately $30.2 million included: $28.7 million for the goodwill related to the acquisition, $739,000 for the assembled workforce, and $789,000 related to a distribution agreement. The impairments were directly attributable to the cessation of operations in Canada. We performed an evaluation of the recoverability of the intangible assets related to these operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The lack of estimated future net cash flows related to the acquired products necessitated an impairment charge to write-off the remaining unamortized goodwill. The distribution agreement asset was written off because we will no longer provide products and services to customers under that agreement.

We terminated the lease for our primary facility in Montreal in March 2001, but we were required to pay rent on the facility through May 31, 2001. We terminated the lease for our facility in Hull, Quebec in fiscal 2002. Accrued obligations related to remaining lease commitments on the Montreal and Hull facilities totaled $212,000 at March 31, 2001. There are no remaining restructuring related accruals at March 31, 2002.

Cash payments related to the restructuring during the quarter ended March 31, 2001, which included all employee separation costs and certain lease termination costs, approximated $920,000. The payments made in fiscal 2002 related to the terminations of the Montreal and Hull facility leases totaled $225,000.

OTHER INCOME, NET

In fiscal 2002, 2001, and 2000, other income, net, was approximately $1.0 million, $2.6 million, and $2.8 million, respectively. The decrease in other income, net, in fiscal 2002 compared to fiscal 2001 was due primarily to a significant decrease in interest income resulting from lower average cash and cash equivalent balances and lower interest rates. Gains realized on the sale of investments also decreased by approximately $94,000 in fiscal 2002 as compared to fiscal 2001. The decrease in other income, net, in fiscal 2001 compared to fiscal 2000 was due primarily to a $1.7 million decrease in gains realized from the sale of equity investments, offset by an increase in interest income resulting from higher average cash equivalent and short-term investment balances as compared to fiscal 2000.

INTEREST EXPENSE

Interest expense in each of the three years ended March 31, 2002 consisted mainly of charges associated with the 4% convertible subordinated debentures, or the Debentures, that we issued in December 1999, including the amortization of the related debt discount and debt issuance costs. We redeemed the Debentures in December 2001. Interest expense for the year ended March 31, 2001 also included approximately $128,000 associated with lease lines of credit and a bank loan assumed as part of the U|Force acquisition. All of the U|Force debt obligations were repaid in the quarter ended March 31, 2001.

PROVISION FOR INCOME TAXES

The provisions of $15,000, $17,000 and $120,000 for the years ended March 31, 2002, 2001 and 2000, respectively, were comprised primarily of certain foreign taxes. The provision for the year ended March 31, 2002 also reflected a $10,000 refund of U.S. federal income taxes received in fiscal 2002.

At March 31, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $67.0 million and $17.0 million, respectively, which expire at various dates beginning in 2005. In addition, at March 31, 2002, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.0 million and $2.5 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2002, we had gross deferred tax assets of approximately $47.3 million. We believe that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2002 and March 31, 2001.

EXTRAORDINARY GAIN

We realized an extraordinary gain of $779,000 in the third quarter of fiscal 2002 resulting from the early extinguishment of our convertible subordinated debentures. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Report for further discussion of this transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had cash and cash equivalents totaling $12.4 million, representing a decrease of $11.7 million from March 31, 2001. We currently have no borrowing arrangements.

Cash used in operations of $7.9 million in fiscal 2002 reflected a net loss of $9.1 million, a decrease in accounts payable of $839,000, a decrease in accrued compensation of $610,000, a decrease of $579,000 in other accrued liabilities, a $3.5 million decrease in deferred revenue and a non-cash extraordinary gain of $779,000 due to redemption of the convertible subordinated debentures. Cash used in operations was partially offset by a decrease in accounts receivable of $1.7 million, a $501,000 decrease in inventory, a $1.6 million decrease in other current assets, and non-cash items including depreciation and amortization of $3.9 million. Cash provided by investing activities in fiscal 2002 was attributable to proceeds from the sale of an investment in marketable equity securities of $543,000 and proceeds from the sale of equipment of $116,000, partially offset by capital expenditures of $172,000. Cash used in financing activities during fiscal 2002 consisted of the $4.6 million payment associated with the redemption of the convertible subordinated debentures and certain costs incurred in connection with the redemption, offset partially by proceeds of $335,000 resulting from the sale of our common stock to employees through our employee stock purchase and stock option plans.

Cash used in operations of $24.6 million in fiscal 2001 reflected a net loss of $74.4 million, decreases in accounts payable and accrued compensation of $2.2 million and $623,000, an increase in other current and non-current assets of $1.3 million, and a non-cash adjustment for a gain on sale of investments of $225,000. Cash used in operations was partially offset by cash provided by a decrease in accounts receivable of $851,000, an increase in other accrued liabilities of $378,000, and non-cash items, including restructuring charges of $32.3 million, depreciation and amortization of $14.4 million, in- process research and development of $4.6 million, the cumulative effect of a change in accounting principle of $1.1 million, and stock compensation charges of $753,000. Cash provided by investing activities in fiscal 2001 is primarily attributable to net proceeds from the sale of assets and the license of technology associated with our video monitoring product line of $5.2 million, offset by acquisitions of property and equipment of $6.1 million and cash paid for acquisitions, net, of $558,000. Cash flows from financing activities in fiscal 2000 consisted primarily of proceeds from sales of the Company's common stock totaling $2.8 million, offset by debt repayments of $891,000 and repurchases of common stock and Exchangeable Shares of $514,000. For the year, cash and cash equivalents decreased $24.5 million.

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

As of March 31, 2002, our principal commitments consisted of obligations outstanding under noncancelable operating leases. At March 31, 2002, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2003.............................................. $   1,405
2004..............................................       449
2005..............................................       270
2006..............................................       256
2007..............................................       242
2008 and thereafter...............................       889
                                                    ---------
          Total minimum payments.................. $   3,511
                                                    =========

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included issuing 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement filed with the SEC covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement we may be required to pay cash penalties and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows. The value of the shares still held by the lenders of $813,000 at March 31, 2002, based upon the $0.898 per share minimum potential redemption price, is reflected as contingently redeemable common stock in the consolidated balance sheet.

Based upon our current expectations, we believe that our current cash and cash equivalents, and cash generated from operations, if any, will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months. We will, however, need additional working capital during fiscal 2004. Accordingly, we will be seeking additional financing during the next twelve months in order to meet our cash requirements for fiscal 2004. We will be evaluating financing alternatives prior to that time. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break- even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

RELATED PARTY TRANSACTIONS

Given the currently low yields on governmental and corporate debt securities and money market funds, our Board of Directors (the Board) believes that we may benefit from investing in other classes of securities that may generate higher returns. Toward this end, in March 2002 the Board authorized us to open securities trading accounts and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by the Company's Chairman, Joe Parkinson; Chief Executive Officer, Bryan Martin; or Chief Financial Officer, David Stoll. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement that has been filed with this Report as exhibit 10.24. As of March 31, 2002, the $1.0 million was invested in money market accounts.

In the quarter ended March 31, 2000, the Company entered into a strategic relationship with STMicroelectronics NV, or STM. Under various agreements, STM purchased shares of 8x8 common stock and was granted certain related rights, licensed certain of the Company's intellectual property and engaged the Company to jointly develop products that enable voice and other multimedia services over internet protocol networks. Item 13 of this Report provides further information regarding the Company's license and other arrangements with STM.

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

Goodwill that existed at June 30, 2001 was amortized through March 31, 2002. The net carrying value of goodwill at March 31, 2002 was $1.5 million. Upon adoption of these standards in the first quarter of fiscal 2003, the $11,000 remaining balance of the workforce intangible asset acquired in conjunction with our acquisition of Odisei will be reclassified as goodwill. Goodwill will no longer be amortized, but will be subject to impairment tests on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. The first step of the goodwill impairment test should be performed by September 30, 2002. If an impairment is indicated, the second step of the impairment test must be completed no later than March 31, 2003. We will be required to determine if any reclassification of some portion of the goodwill to intangible assets will be required. We anticipate that our operating segments will comprise our reporting units, and, accordingly, annual impairment tests would be performed at the operating segment level. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in a decrease in operating expenses of approximately $707,000 for fiscal 2003.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The adoption of SFAS No. 144 is not expected to have a material impact on our results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We will need to raise additional capital to support our operations, and failure to do so in a timely manner may cause us to implement additional cost reduction strategies

As of March 31, 2002, we had approximately $12.4 million in cash and cash equivalents. Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate requiring us to raise additional funds to support our operations earlier than otherwise expected. Accordingly, we will be seeking additional financing during the next twelve months in order to meet our cash requirements in fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions we may be forced to cease operations.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $10.0 million in the fiscal year ended March 31, 2002 and we ended the period with an accumulated deficit of $137.3 million. In addition, we recorded operating losses of $74.5 million and $27.1 million for the fiscal years ended March 31, 2001 and 2000, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

If we fail to meet the continued listing requirements of the Nasdaq National Market, our common stock could be delisted resulting in a decline in the liquidity of our common stock

As of March 31, 2002, our common stock was listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status, including: i) maintaining a minimum bid price of $1.00 per share, subject to certain conditions, and ii) maintaining stockholders' equity of at least $10.0 million or net tangible assets of at least $4.0 million; however, qualifying for listing under the net tangible asset listing standard is only available until November 1, 2002.

Our stockholders' equity and net tangible assets were $13.2 million and $11.7 million, respectively, at March 31, 2002. Additionally, we have been notified by Nasdaq that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we may be delisted. Should we fail to regain compliance under the Nasdaq National Market minimum bid price listing standard prior to July 9, 2002, we intend to apply for a transfer to the Nasdaq Smallcap Market. However, there is no guarantee that the Nasdaq Staff would accept our transfer application, in which case our stock would be delisted. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

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

If we fail to maintain effectiveness of a registration statement for the resale of shares of our common stock issued in connection with the redemption of our outstanding convertible debt, we may be forced to pay a cash penalty or redeem all or a portion of the shares causing our business to suffer

Under the terms of a registration rights agreement we entered into in connection with the redemption of our outstanding convertible debt, we agreed to register the 1,000,000 shares of our common stock issued to the former note holders for resale. If we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and may be required to redeem all or a portion of the shares of common stock held by the former note holders. Under the agreement the redemption price would be the higher of $0.898 or the market price of our common stock at the time of the redemption. If we are required to pay a cash penalty or to redeem any of the shares, this will deplete our cash reserves, which may cause harm to our business, results of operations and financial condition.

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the fiscal years ended March 31, 2002, 2001 and 2000 accounted for approximately 73%, 48% and 35%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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
  the scalability of our IP telephony software products;
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

The long and variable sales and deployment cycles for our IP telephony software products may cause our revenue and operating results to vary

Our IP telephony software and semiconductor products, including our hosted iPBX and eSLEE products and our Audacity family of semiconductors, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

  the size of the network deployment;
  the complexity of our customers' network environments;
  our customers' skill sets;
  the hardware and software configuration and customization necessary to deploy our products; and
  our customers' ability to finance their purchase of our products.

As a result, it is difficult for us to predict the quarter in which our customers may purchase our IP telephony software or semiconductor products, and our revenue and operating results may vary significantly from quarter to quarter.

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business

Many of the potential customers for our hosted iPBX and eSLEE-based products have requested that our products be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition, and results of operations.

We may have difficulty identifying the source of the problem when there is a problem in a network

Our hosted iPBX and Packet8 solutions must successfully integrate with products from other vendors, such as traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our hosted iPBX solution, Packet8 solution or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

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

In addition, our focus on developing a range of technology products, including semiconductors and related embedded software, hosted iPBX solutions, and eSLEE based products, places a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as software or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. For example, certain competitors in the market for our semiconductor products maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. Many also have greater name recognition and a larger installed base of products than we have. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results, and financial condition.

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

Inability to protect our proprietary technology or our infringement of a third party's proprietary technology would disrupt our business

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. As of the date of this filing we hold forty-nine United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of who are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, liquidity and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

Continued reductions in levels of capital investment by telecommunication service providers might impact our ability to increase revenue and prevent us from achieving profitability

The market for internet-based communication services provided by telecommunication service providers has only begun to emerge, and many of these service providers are still building their infrastructure and deploying their services. These telecommunication service providers require substantial capital for the development, construction, and expansion of their networks and the introduction of their services. Financing may not be available to telecommunication service providers on favorable terms, if at all. The inability of our current or potential telecommunication service provider customers to acquire and keep customers, to successfully raise needed funds, or to respond to any other trends such as price reductions for their services or diminished demand for telecommunication services generally, could adversely affect their operating results or cause them to reduce their capital spending programs. If our current or potential customers are forced to defer or further curtail their capital spending programs, sales of our hosted iPBX and eSLEE products to those telecommunication service providers and sales of our IP telephony semiconductors to manufacturers of telecommunication equipment may be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have experienced consolidation. The loss of one or more of our current or potential telecommunication service provider or telecommunication equipment OEM customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

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

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business

We outsource the manufacturing of our semiconductor products to independent foundries. Our primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation (TSMC). While TSMC has been a valuable and capable supplier, there are no assurances or supply contracts guaranteeing that they will continue to supply us with our required wafer supply. Furthermore, Taiwan is always subject to geological or geopolitical disturbances that could instantly cut off such supply. We also rely on other third party manufacturers for packaging and testing of our semiconductors.

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost effective basis or in a timely manner. For our semiconductor products, the time to port our technology to another foundry, the time to qualify the new versions of product, and the cost of this effort as well as the tooling associated with wafer production would have a material adverse effect on our business, operating results, and financial condition.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

Sales to customers outside of the United States during the years ended March 31, 2002, 2001 and 2000 were 61%, 69% and 47% of total revenues, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
United States........................... $     5,777  $     5,632  $    13,381
Europe..................................       4,126        5,862        5,808
Taiwan..................................       2,026        2,739        1,737
Japan...................................       1,119        1,188        2,351
Other...................................       1,643        2,807        2,107
                                          -----------  -----------  -----------
                                         $    14,691  $    18,228  $    25,384
                                          ===========  ===========  ===========

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

We need to retain key personnel to support our products and ongoing operations

The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. While the pace of economic growth in the San Francisco Bay Area (where our corporate headquarters are located) has slowed in recent months, competition for highly skilled engineering, sales, marketing, and support personnel has remained strong. Any failure to retain qualified personnel could adversely affect our financial results and impair our growth. We have no written employment contracts with employees but we have provided Joe Parkinson, our Chairman and former Chief Executive Officer, through a resolution of our Board of Directors, with severance benefits that vest over time as a retention device. Similarly, the Board of Directors authorized severance arrangements with Bryan R. Martin, Dr. Philip Bednarz, David M. Stoll, and certain other vice-presidents of Netergy Microelectronics, Inc., which are all fully vested. We primarily rely on equity compensation plans and compensation policies to retain our key personnel. We currently do not maintain key person life insurance policies on any of our employees.

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

We may face interruption of production and services due to increased security measures in response to recent and potential future terrorist activities

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of wafers and products from our independent foundries, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the terrorist activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business.

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

We invest the majority of our surplus cash and cash equivalents in money market funds that bear variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments. However, given the currently low yields on such money market funds and other low-risk governmental and corporate debt securities, in March 2002 the Company's Board of Directors authorized us to open securities trading accounts and make investments in other classes of securities that may generate higher returns. The amount allocated for such investments was $1.0 million to be invested on behalf of 8x8, Inc. at the direction of the Company's Chairman, Joe Parkinson; Chief Executive Officer, Bryan Martin; or Chief Financial Officer, David Stoll. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board of Directors has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement that has been filed with this Report as exhibit 10.24. As of March 31, 2002, the $1.0 million was invested in money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SHEDULE

Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of 8x8, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 29, 2002

8X8, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 March 31,
                                                             --------------------
                                                               2002       2001
                                                             ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  12,422  $  24,126
  Accounts receivable, net of allowance of
   $286 and $389, respectively.............................     1,239      2,907
  Inventory................................................       733      1,328
  Other current assets.....................................       612      2,571
                                                             ---------  ---------
          Total current assets.............................    15,006     30,932
Property and equipment, net................................     2,740      5,016
Intangibles and other assets...............................     1,907      3,197
                                                             ---------  ---------
                                                            $  19,653  $  39,145
                                                             =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $     548  $   1,387
  Accrued compensation.....................................       921      1,531
  Accrued warranty.........................................       478        525
  Deferred revenue.........................................     2,421      5,903
  Other accrued liabilities................................       958      1,623
  Income taxes payable.....................................       280        306
                                                             ---------  ---------
          Total current liabilities........................     5,606     11,275
Convertible subordinated debentures........................        --      6,238
                                                             ---------  ---------
          Total liabilities................................     5,606     17,513
                                                             ---------  ---------
Contingently redeemable common stock.......................       813         --
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: 1 share at March 31, 2002
      and March 31, 2001...................................        --         --
  Common stock, $0.001 par value:
     Authorized: 100,000,000 shares at March 31, 2002
      and March 31, 2001;
     Issued and outstanding: 28,228,215 shares of common
      stock at March 31, 2002 and 26,419,919 shares
      of common stock and 260,807 Exchangeable
      Shares at March 31, 2001.............................        27         27
Additional paid-in capital.................................   150,612    150,015
Notes receivable from stockholders.........................        --         (1)
Deferred compensation......................................       (30)      (174)
Accumulated other comprehensive loss.......................       (99)       (89)
Accumulated deficit........................................  (137,276)  (128,146)
                                                             ---------  ---------
          Total stockholders' equity.......................    13,234     21,632
                                                             ---------  ---------
                                                            $  19,653  $  39,145
                                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Year Ended March 31,
                                                         -------------------------------
                                                           2002       2001       2000
                                                         ---------  ---------  ---------
Product revenues....................................... $   6,044  $  12,808  $  20,817
License and other revenues.............................     8,647      5,420      4,567
                                                         ---------  ---------  ---------
          Total revenues...............................    14,691     18,228     25,384
                                                         ---------  ---------  ---------
Cost of product revenues...............................     2,626      5,225      8,448
Cost of license and other revenues.....................       197      1,761        150
                                                         ---------  ---------  ---------
          Total cost of revenues.......................     2,823      6,986      8,598
                                                         ---------  ---------  ---------
          Gross profit.................................    11,868     11,242     16,786
                                                         ---------  ---------  ---------
Operating expenses:
  Research and development.............................    11,565     18,736     11,909
  Selling, general and administrative..................     9,554     18,113     21,307
  In-process research and development..................        --      4,563     10,100
  Amortization of intangibles..........................       763     10,987        614
  Restructuring charge.................................        --     33,316         --
                                                         ---------  ---------  ---------
          Total operating expenses.....................    21,882     85,715     43,930
                                                         ---------  ---------  ---------
Loss from operations...................................   (10,014)   (74,473)   (27,144)
Other income, net......................................     1,029      2,628      2,807
Interest expense.......................................      (884)    (1,456)      (391)
                                                         ---------  ---------  ---------
Loss before provision for income taxes.................    (9,869)   (73,301)   (24,728)
Provision for income taxes.............................        15         17        120
                                                         ---------  ---------  ---------
Net loss before extraordinary gain and cumulative
  effect of change in accounting principle ............    (9,884)   (73,318)   (24,848)
Extraordinary gain on extinguishment of debt, net......       779         --         --
Cumulative effect of change in accounting principle....        --     (1,081)        --
                                                         ---------  ---------  ---------
Net loss............................................... $  (9,105) $ (74,399) $ (24,848)
                                                         =========  =========  =========

Basic and diluted per share amounts:
  Net loss before extraordinary gain and cumulative
    effect of change in accounting principle .......... $   (0.36) $   (2.95) $   (1.38)
  Extraordinary gain on extinguishment of debt, net....      0.03         --         --
  Cumulative effect of change in accounting principle..        --      (0.04)        --
                                                         ---------  ---------  ---------
  Net loss............................................. $   (0.33) $   (2.99) $   (1.38)
                                                         =========  =========  =========

Basic and diluted shares outstanding...................    27,271     24,846     18,071
                                                         =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

                                                                                     Notes                Accumulated
                                                                                   Receivable               other
                                Preferred Stock     Common Stock       Additional    from      Deferred   Comprehen-
                                ---------------- --------------------   Paid-in     Stock-    Compensa-      sive     Accumulated
                                Shares   Amount    Shares     Amount    Capital     holders      tion        Loss      Deficit      Total
                                -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 1999......     --  $    --  15,425,752  $    15  $   48,363  $    (266) $     (197) $     (193) $  (28,899) $  18,823
Acquisition of Odisei S.A. ....     --       --   2,988,646        3      13,264        (76)         --          --          --     13,191
Issuance of common stock to
  STMicroelectronics, net......     --       --   3,700,000        4      35,089         --          --          --          --     35,093
Issuance of warrants with
  convertible subordinated
  debentures...................     --       --          --       --       2,467         --          --          --          --      2,467
Issuance of common stock under
  stock plans..................     --       --     906,119        1       2,079         --          --          --          --      2,080
Repayment of notes receivable
  from stockholders............     --       --          --       --          --        240          --          --          --        240
Repurchase of common stock.....     --       --     (61,596)      --         (43)        33          --          --          --        (10)
Deferred compensation related
  to stock options.............     --       --          --       --         340         --        (179)         --          --        161
Realized loss on investments...     --       --          --       --          --         --          --         193          --
Net loss.......................     --       --          --       --          --         --          --          --     (24,848)
Total comprehensive loss.......     --       --          --       --          --         --          --          --          --    (24,655)
                                -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2000......     --       --  22,958,921       23     101,559        (69)       (376)         --     (53,747)    47,390
Acquisition of UForce, Inc. ...      1       --   3,555,303        4      44,584         --          --          --          --     44,588
Issuance of common stock under
  stock plans..................     --       --   1,206,591        1       2,761         --          --          --          --      2,762
Repayment of notes receivable
  from stockholders............     --       --          --       --          --         60          --          --          --         60
Repurchase of common stock and
  Exchangeable Shares..........     --       --  (1,040,089)      (1)       (521)         8          --          --          --       (514)
Deferred compensation related
  to stock options.............     --       --          --       --         551         --         202          --          --        753
Value of beneficial conversion
  feature associated with the
  convertible subordinated
  debentures...................     --       --          --       --       1,081         --          --          --          --      1,081
Change in unrealized loss on
  investments..................     --       --          --       --          --         --          --         (24)         --
Cumulative translation
  adjustment...................     --       --          --       --          --         --          --         (65)         --
Net loss.......................     --       --          --       --          --         --          --          --     (74,399)
Total comprehensive loss.......     --       --          --       --          --         --          --          --          --    (74,488)
                                -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2001......      1       --  26,680,726       27     150,015         (1)       (174)        (89)   (128,146)    21,632
Redemption of convertible
  subordinated debentures......     --       --   1,000,000       --         321         --          --          --         (25)       296
Issuance of common stock under
  stock plans..................     --       --     457,346       --         335         --          --          --          --        335
Issuance of common stock to
  debt holders to satisfy
  interest obligations.........     --       --      95,699       --          97         --          --          --          --         97
Forgiveness of note receivable.     --       --      (5,556)      --          (1)         1          --          --          --         --
Deferred compensation related
  to stock options.............     --       --          --       --        (155)        --         144          --          --        (11)
Cumulative translation
  adjustment...................     --       --          --       --          --         --          --         (10)         --
Net loss.......................     --       --          --       --          --         --          --          --      (9,105)
Total comprehensive loss.......     --       --          --       --          --         --          --          --          --     (9,115)
                                -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2002......      1  $    --  28,228,215  $    27  $  150,612  $      --  $      (30) $      (99) $ (137,276) $  13,234
                                =======  ======= ===========  =======  ==========  =========  ==========  ==========  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                    Year Ended March 31,
                                                               -------------------------------
                                                                 2002       2001       2000
                                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net loss................................................... $  (9,105) $ (74,399) $ (24,848)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization............................     3,862     14,355      2,118
    Extraordinary gain due to debt redemption ...............      (779)        --         --
    Stock compensation expense...............................       (11)       753        161
    Cumulative effect of change in accounting principle......        --      1,081         --
    In-process research and development......................        --      4,563     10,100
    Discount on issuance of common stock.....................        --         --      7,400
    Gain on sale of investments, net.........................      (131)      (225)    (1,687)
    Non-cash restructuring charges...........................        --     32,331         --
    Other....................................................        26        (20)        --
  Changes in assets and liabilities, net of effects
    of businesses acquired and sold:
      Accounts receivable....................................     1,668        851      3,492
      Inventory..............................................       501        (85)     2,548
      Other current and noncurrent assets....................     1,607     (1,281)       (96)
      Accounts payable.......................................      (839)    (2,197)       (71)
      Accrued compensation...................................      (610)      (623)       583
      Accrued warranty.......................................       (47)      (169)      (349)
      Deferred revenue.......................................    (3,482)       197     (3,358)
      Other accrued liabilities..............................      (579)       378        (48)
      Income taxes payable...................................       (26)       (78)       (27)
                                                               ---------  ---------  ---------
         Net cash used in operating activities...............    (7,945)   (24,568)    (4,082)
                                                               ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment.....................      (172)    (6,127)    (1,693)
  Cash paid for acquisitions, net............................        --       (558)      (149)
  Proceeds from sale of investments..........................       543        225      1,880
  Proceeds from the sale of video monitoring assets, net.....        --      5,160         --
  Proceeds from the sale of equipment........................       116         --         --
                                                               ---------  ---------  ---------
         Net cash provided by (used in) investing activities.       487     (1,300)        38
                                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of convertible subordinated
    debentures...............................................        --         --      7,500
  Debt issuance costs........................................        --         --       (617)
  Debt repayments............................................    (4,581)      (891)        --
  Proceeds from issuance of common stock, net................       335      2,763     29,763
  Repayment of notes receivable from stockholders............        --         60        240
  Repurchase of common stock and Exchangeable Shares.........        --       (514)       (76)
                                                               ---------  ---------  ---------
         Net cash (used in) provided by financing activities.    (4,246)     1,418     36,810
                                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.........   (11,704)   (24,450)    32,766
Cash and cash equivalents, beginning of year.................    24,126     48,576     15,810
                                                               ---------  ---------  ---------
Cash and cash equivalents, end of year....................... $  12,422  $  24,126  $  48,576
                                                               =========  =========  =========
Supplemental and non-cash disclosures:
  Income taxes paid.......................................... $      12  $      25  $      34
                                                               =========  =========  =========
  Interest paid.............................................. $     204  $     308  $      --
                                                               =========  =========  =========
  Common stock issued to satisfy interest obligations........ $      97  $      --  $      --
                                                               =========  =========  =========
   Issuance of shares and repricing of warrants in
     connection with the debt extinguishment................. $   1,109  $      --  $      --
                                                               =========  =========  =========
   Issuance of shares and assumption of options in
     connection with the acquisition of U|Force.............. $      --  $  44,586  $      --
                                                               =========  =========  =========
   Public stock received in exchange for
     furniture and equipment................................. $      --  $     412  $      --
                                                               =========  =========  =========
   Issuance of shares in connection with the acquisition
     of Odisei............................................... $      --  $      --  $  13,267
                                                               =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market communication technology for Internet Protocol or, IP, telephony and video applications. The Company has three primary product lines: voice and video semiconductors and related software; hosted Internet Private Branch Exchange, or iPBX, solutions; and telecommunication services software and consumer products.

During the fiscal year ended March 31, 2001, 8x8 formed two subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile) and reorganized its operations more clearly along its three product lines.

  Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line modems, wireless devices, and other broadband technologies.

  Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that a user commonly expects to find in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the Internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the Internet.

  8x8 has a third product line that includes consumer videophones, telephones and communication software and services that work over broadband networks.

The Company was incorporated in California in February 1987, and in December 1996 was reincorporated in Delaware. In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001.

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience negative cash flows for the foreseeable future and such losses may be substantial. As of March 31, 2002, the Company had $12.4 million of cash and cash equivalents and management believes these funds, combined with expected revenues from operations, will be sufficient to meet the Company's cash needs for fiscal 2003. The Company will be seeking additional financing during the next twelve months in order to meet its cash requirements for fiscal 2004. There is no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. Failure to increase revenues, to manage net operating expenses and to raise additional financing through public or private equity financing or other sources of financing may result in the Company not achieving its longer term business objectives.

FISCAL YEAR

Effective beginning in fiscal 2001, the Company changed its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on March 31. Fiscal 2001 was 52 weeks and 2 days, while fiscal 2002 and fiscal 2000 were 52 weeks and 53 weeks, respectively. For all periods presented in these consolidated financial statements, the Company has indicated its fiscal year ends on March 31.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, investments, goodwill and intangible assets, income taxes, restructuring and impairment charges, and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

REVENUE RECOGNITION

Product revenue -- The Company recognizes revenue from product sales upon shipment to OEMs and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for returns and allowances for OEM and end user sales are recorded at the time of shipment. The Company defers recognition of revenue on sales to distributors and resellers where the right of return exists until products are resold to the end user.

License and other revenue -- The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

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

Investments classified as available-for-sale are reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet. At March 31, 2001, the Company classified an investment in marketable equity securities valued at $388,000 as available-for-sale. The investment was recorded in Other Current Assets in the Consolidated Balance Sheet. The Company realized a gain of $131,000 on the sale of this investment during the year ended March 31, 2002. The Company realized a loss on investments classified as available-for-sale of approximately $205,000 during the year ended March 31, 2000. Realized and unrealized gains and losses for all other investments were not significant for the years ended March 31, 2002, 2001, and 2000.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory at March 31, 2002 and 2001 was comprised of the following:

                                                         March 31,
                                                    --------------------
                                                      2002       2001
                                                    ---------  ---------
                                                      (in thousands)

  Raw materials and work-in-process...............       528        996
  Finished goods..................................       205        332
                                                    ---------  ---------
                                                   $     733  $   1,328
                                                    =========  =========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2002 and 2001 was comprised of the following components:

                                                         March 31,
                                                    --------------------
                                                      2002       2001
                                                    ---------  ---------
                                                      (in thousands)

  Machinery and computer equipment................ $   8,076  $   7,987
  Furniture and fixtures..........................     1,084      1,311
  Licensed software...............................     4,105      4,185
  Leasehold improvements..........................       991      1,018
                                                    ---------  ---------
                                                      14,256     14,501
Less: accumulated depreciation and amortization...   (11,516)    (9,485)
                                                    ---------  ---------
                                                   $   2,740  $   5,016
                                                    =========  =========

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are reflected in Other Income, net.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $1.6 million, $3.8 million, and $1.6 million as of March 31, 2002, 2001, and 2000, respectively. The Company does not undertake any foreign currency hedging activities.

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

TAX CREDITS

Research and development and other refundable tax credits are accounted for using the cost reduction method. Under this method, tax credits relating to eligible expenditures are accounted for as a reduction of related expenses in the period during which the expenditures are incurred, provided there is reasonable assurance of realization.

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. At March 31, 2002, approximately 83% of the Company's cash equivalents were placed in an institutional money market fund of a reputable, U.S. based financial institution. The Company has not experienced any material losses relating to any investment instruments.

The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition, and for certain transactions does require collateral from its customers. For each of the three years ended March 31, 2002, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2002, one customer accounted for 45% of accounts receivable. At March 31, 2001, two customers accounted for 23% and 12% of accounts receivable, respectively.

The Company outsources the manufacturing, packaging, and testing of its semiconductor products to independent subcontractors located primarily in Taiwan. The inability of any manufacturer to fulfill supply requirements of the Company could materially impact future operating results, financial position and cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company provides pro forma disclosure of net income and earnings per share.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common and Exchangeable Shares (see Note 9) outstanding during the period (denominator). Net loss available to common stockholders was as follows (in thousands):

                                              Year Ended March 31,
                                         -------------------------------
                                           2002       2001       2000
                                         ---------  ---------  ---------
Net loss............................... $  (9,105) $ (74,399) $ (24,848)
Accretion of dividends on contingently
  redeemable common stock..............       (25)        --         --
                                         ---------  ---------  ---------
Net loss available to common
  stockholders......................... $  (9,130) $ (74,399) $ (24,848)
                                         =========  =========  =========

Due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                              Year Ended March 31,
                                         -------------------------------
                                           2002       2001       2000
                                         ---------  ---------  ---------
Common stock options...................     9,900      7,732      4,174
Warrants...............................       701        701        701
Convertible subordinated debentures....        --        638        638
Unvested restricted common stock.......        --         30        516
                                         ---------  ---------  ---------
                                           10,601      9,101      6,029
                                         =========  =========  =========

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

Goodwill that existed at June 30, 2001 was amortized through March 31, 2002. The net carrying value of goodwill at March 31, 2002 was $1.5 million. Upon adoption of these standards in the first quarter of fiscal 2003, the $11,000 remaining balance of the workforce intangible asset acquired in conjunction with the Company's acquisition of Odisei will be reclassified as goodwill. Goodwill will no longer be amortized, but will be subject to impairment tests on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. The first step of the goodwill impairment test should be performed by September 30, 2002. If an impairment is indicated, the second step of the impairment test must be completed no later than March 31, 2003. The Company will be required to determine if any reclassification of some portion of the goodwill to intangible assets will be required. The Company anticipates that its operating segments will comprise its reporting units, and, accordingly, annual impairment tests would be performed at the operating segment level. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in a decrease in operating expenses of approximately $707,000 for fiscal 2003.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's results of operations.

NOTE 2 -- ACQUISITIONS

U|Force, Inc.

The Company's consolidated financial statements reflect the purchase acquisition of all of the outstanding stock of U|Force, Inc. (U|Force) on June 30, 2000 for a total purchase price of $46.8 million. U|Force, based in Montreal, Canada, was a developer of IP-based software applications and a provider of professional services. U|Force was also developing a Java-based service creation environment (SCE) designed to allow telecommunication service providers to develop, deploy, and manage telephony applications and services to their customers. The purchase price was comprised of 8x8 common stock with a fair value of approximately $38.0 million comprised of: (i) 1,447,523 shares issued at closing of the acquisition, and (ii) 2,107,780 shares to be issued upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by former employee shareholders or indirect owners of U|Force stock. See Note 9 regarding further discussion of the Exchangeable Shares. 8x8 also assumed outstanding stock options to purchase shares of U|Force common stock for which the Black-Scholes option-pricing model value of approximately $6.5 million was included in the purchase price. Direct transaction costs related to the merger were approximately $747,000. Additionally, the Company advanced $1.5 million to U|Force upon signing the acquisition agreement, but prior to the close of the transaction. This amount was accounted for as part of the purchase price. The following table summarizes the composition of the purchase price (in thousands):

Value of common stock and Exchangable Shares issued...... $  38,042
Value of stock otions assumed............................     6,546
Cash advanced to U|Force prior to closing................     1,500
Direct transaction costs.................................       747
                                                           ---------
                                                          $  46,835
                                                           =========

The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of U|Force's assets and liabilities, which approximated their fair value. Intangible assets acquired included amounts allocated to U|Force's in-process research and development. The in-process research and development related to U|Force's initial products, the SCE and a unified messaging application, for which technological feasibility had not been established and the technology had no alternative future use. The estimated percentage complete for the unified messaging and SCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Risks that were considered as part of the analysis included the scope of the efforts necessary to achieve technological feasibility, rapidly changing customer markets, and significant competitive threats from numerous companies. The Company also considered the risk that if the products were not brought to market in a timely manner, it could adversely affect sales and profitability of the combined company in the future. The resulting estimated net cash flows were discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. The value of the acquired U|Force in-process research and development, which was expensed in the second quarter of fiscal 2001, approximated $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement, and workforce were being amortized on a straight-line basis over three, three, and two years, respectively, prior to the write-off of the unamortized balances in the fourth quarter of fiscal 2001 as discussed in Note 3. The allocation of the purchase price was as follows (in thousands):

In-process research and development............... $   4,563
Distribution agreement............................     1,053
Workforce.........................................     1,182
U|Force net tangible assets.......................     1,801
Goodwill..........................................    38,236
                                                    ---------
                                                   $  46,835
                                                    =========

The consolidated results of the Company include the results of the operations of U|Force from the date of the acquisition, June 30, 2000, the beginning of our second quarter of fiscal 2001. The following unaudited pro forma consolidated amounts give effect to the acquisition of U|Force as if it had occurred at the beginning of each of fiscal 2001 and 2000 (in thousands, except per share data):

                                                    Year Ended March 31,
                                                    --------------------
                                                      2001       2000
                                                    ---------  ---------
Revenue........................................... $  18,765  $  25,874
Net loss.......................................... $  74,949  $  41,155
Net loss per share................................ $    2.97  $    2.05

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

Odisei S.A.

On May 24, 1999, the Company acquired Odisei S.A. (Odisei), a privately held, development stage company based in Sophia Antipolis, France, that was developing software for managing voice-over IP networks. The consolidated financial statements reflect the acquisition of Odisei for approximately 2,868,000 shares of the Company's common stock and approximately 121,000 of contingent shares, which were subsequently issued to Odisei employee shareholders in March 2000. The purchase price was approximately $13.6 million, which includes approximately $295,000 of acquisition-related costs. The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of Odisei's current assets and liabilities, which approximated their fair value. Intangible assets acquired included amounts allocated to Odisei's in-process research and development. The in-process research and development related to Odisei's initial product for which technological feasibility had not been established and was estimated to be approximately 60% complete. The fair value of the in-process technology was based on a discounted cash flow model, which discounted expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. The resulting estimated net cash flows were discounted at a rate of 27%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. The value of the acquired Odisei in-process research and development, which was expensed in the fiscal year ended March 31, 2000, was $10.1 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Until the adoption of SFAS 142 on April 1, 2002, amounts allocated to goodwill and workforce were being amortized on a straight-line basis over five and three years, respectively. The allocation of the purchase price consisted of the following (in thousands):

In-process research and development............... $  10,100
Workforce.........................................       200
Net tangible liabilities..........................      (219)
Goodwill..........................................     3,481
                                                    ---------
                                                   $  13,562
                                                    =========

The Company's Consolidated Statement of Operations for the fiscal year ended March 31, 2000 includes the results of Odisei from the date of acquisition. Had the acquisition taken place as of the beginning of fiscal 2000, the pro forma net loss for the year would have been substantially the same.

NOTE 3 -- RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2001, after a significant number of employees had resigned, the Company discontinued its Canadian operations acquired in conjunction with the acquisition of U|Force in June 2000. The Company closed its offices in Montreal and Hull, Quebec and laid-off all remaining employees resulting in the cessation of most of the research and development efforts and all of the sales and marketing and professional services activities associated with the U|Force business. As a result of the restructuring, the Company recorded a one-time charge of $33.3 million in the quarter ended March 31, 2001. The restructuring charge consisted of the following (in thousands):

Employee separation............................... $     765
Fixed asset losses and impairments................     2,084
Intangible asset impairments......................    30,247
Lease obligation and termination..................       220
                                                    ---------
                                                   $  33,316
                                                    =========

Employee separation costs represent severance payments related to the 96 employees in the Montreal and Hull offices who were laid-off.

The impairment charges for fixed assets approximated $2.1 million which included write-offs of abandoned and unusable assets of approximately $1.4 million, a loss on sale of assets of $567,000, and a charge for assets to be disposed of $172,000. The asset write-offs of $1.4 million included approximately $850,000 related to leasehold improvements and $560,000 related to computer equipment, furniture, and software. The loss on sale of assets of $567,000 was attributable to the sale of office, computer, and other equipment of the Montreal office. The Company received common stock of the purchaser valued at approximately $412,000 at the date of sale. Fair value of assets to be disposed of was measured based on expected salvage value, less costs to sell. Assets to be disposed of consist of computer equipment with a fair value of $57,000 at March 31, 2001. Substantially all of these assets were liquidated during fiscal 2002.

The impairment charges for intangible assets represented the write-off of the unamortized intangible assets recorded in connection with the acquisition of U|Force. The charges of approximately $30.2 million included: $28.7 million for the goodwill related to the acquisition, $739,000 for the assembled workforce, and $789,000 related to a distribution agreement. The impairments were directly attributable to the cessation of operations in Canada. The Company performed an evaluation of the recoverability of the intangible assets related to these operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The lack of estimated future net cash flows related to the acquired products necessitated an impairment charge to write-off the remaining unamortized goodwill. The distribution agreement asset was written off because the Company will no longer provide products and services to customers under that agreement.

Cash payments related to the restructuring during the quarter ended March 31, 2001, which included all employee separation costs and certain lease termination costs, approximated $920,000. Accrued obligations related to remaining lease commitments on the Montreal and Hull facilities totaled $212,000 at March 31, 2001. The Company terminated the lease for its primary facility in Montreal in March 2001, but was required to pay rent on the facility through May 31, 2001. The Company terminated the lease for the facility in Hull, Quebec, in fiscal 2002. The payments made in fiscal 2002 related to the terminations of the Montreal and Hull facility leases totaled $225,000. There are no remaining restructuring related accruals at March 31, 2002.

NOTE 4 -- DEBT

Convertible Subordinated Debentures

Issuance of the Debentures

In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures) due in December 2002. In conjunction with the issuance of the Debentures, the lenders received warrants to purchase 531,915 8x8 common shares at $7.05 per share and 105,634 shares at $35.50 per share (the Lender Warrants). The Company also issued warrants to the placement agent to purchase 53,191 8x8 common shares at $7.05 per share and 10,563 shares at $35.50 per share. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are subject to potential adjustment, in certain circumstatnces, including in the event that the Company issues equity securities, convertible debt or other equity instruments for consideration per share that is less than the five day average closing bid price of the Company's common stock preceeding such issuance. All of the warrants expire in December 2002.

Using the Black-Scholes pricing model, the Company determined that the debt discount associated with the fair value of the warrants issued to the lenders approximated $2.2 million. The costs of issuing the Debentures totaled $864,000, including a non-cash charge for the value of warrants issued to the placement agent. The debt discount and debt issuance costs were amortized to interest expense on a straight-line basis over the term of the Debentures.

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

Extraordinary Item - Early Extinguishment of Debentures

In December 2001, the Company redeemed the Debentures for $4.5 million in cash and 1,000,000 shares of common stock. Additionally, the Company agreed to reduce the exercise price of the Lender Warrants to $0.898 per share. This transaction resulted in an extraordinary gain of $779,000, net of the incremental fair value of the repriced warrants, the write-off of unamortized debt discount and debt issue costs, and other costs associated with the early extinguishment of the Debentures.

Contingently Redeemable Common Stock

Under the terms of a registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not comply with the Maintenance Requirements in the future, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The shares held by the lenders at March 31, 2002 were recorded at their potential redemption value at March 31, 2002 of $813,000 and classified as contingently redeemable common stock due to the redemption rights described above. The Company will not mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

The approximately $25,000 difference between the potential redemption value of the shares held by the lenders at March 31, 2002 and the value of those shares on the date of issuance has been treated as a deemed dividend and included as an adjustment to net income (loss) available to common stockholders for purposes of calculating the Company's net income (loss) per share.

Other Debt

The Company assumed certain capital lease and loan obligations in conjunction with the acquisition of U|Force on June 30, 2000. In February 2001, the Company paid approximately $560,000 to purchase all equipment outstanding under the capital leases and repaid a bank loan of approximately $146,000.

NOTE 5 -- DISPOSITION OF VIDEO MONITORING PRODUCT LINE

On May 19, 2000, the Company entered into an Asset Purchase Agreement with Interlogix, Inc. (Interlogix) providing for the sale of certain assets comprising the Company's video monitoring business (the Business) to Interlogix. The assets sold included certain accounts receivable, inventories, technical information, machinery, equipment, contract rights, intangibles, records, and supplies. Concurrently with the execution of the Asset Purchase Agreement, the Company and Interlogix entered into a Technology License Agreement (the License Agreement) providing for the licensing of certain related intellectual property to Interlogix, a Development Agreement providing Interlogix continuing rights in certain products to be developed by the Company, a Transition Services Agreement providing for certain services to be rendered by the Company to Interlogix in respect of the Business, and a Supply Agreement providing for the continuing sale of certain products to Interlogix by the Company. The aggregate purchase price paid by Interlogix was approximately $5.2 million in cash.

The Company's obligation's under the Transition Services Agreement expired in fiscal 2001. The cost of services provided under the Transition Services Agreement was reimbursed by Interlogix. Pursuant to the Asset Purchase Agreement, the Company is responsible for reimbursing Interlogix for costs they incur associated with warranty obligations related to video monitoring products manufactured prior to May 19, 2000. The Company's estimated remaining exposure to such warranty obligations is reflected in the warranty accrual at March 31, 2002.

At signing, the Company's continuing obligations under the License and Development Agreements included: (i) providing future updates and upgrades to the licensed technology, if any, over the initial three-year term of the License Agreement (the Maintenance Obligations) and (ii) certain potential obligations to assist Interlogix in the development of future products (the Development Obligations). The Company deferred the recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix until the Development Obligations expired in the quarter ended March 31, 2001. Upon expiration of the Development Obligations, the Company commenced recognition of the previously deferred revenue and is recognizing the revenue ratably over the license term, which expires in May 2003, due to the remaining Maintenance Obligations. The remaining balance in deferred revenue at March 31, 2002 is approximately $2.0 million.

NOTE 6 -- TRANSACTIONS WITH RELATED PARTIES

Strategic Relationship With STMicroelectronics

During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share. In addition, the Company granted STM the right to a seat on the Company's Board of Directors as long as it holds at least 10% of the Company's outstanding shares. STM was also granted certain rights to maintain its percentage ownership interest of the Company's outstanding voting securities, including certain rights to participate in future securities offerings of the Company, or, in certain circumstances, the right to acquire additional shares through market purchases. The Company also granted to an STM subsidiary a non-exclusive, royalty-bearing license to certain technology and undertook certain joint development activities with a subsidiary of STM. Under the terms of the agreement, the STM subsidiary guaranteed certain minimum payments to the Company totaling $1.0 million; $500,000 for prepaid royalties and $500,000 for certain non-recurring engineering services (the Minimum Payments). The Company received the Minimum Payments in fiscal 2001.

Net proceeds from the sale of stock were $27.7 million, representing a discount of approximately $7.4 million from the $35.1 million fair market value of the stock on the date of the agreement. As there was no assurance that the Company would receive any future revenues from STM, the Company applied the discount to offset the Minimum Payments (the result of which was that no revenues were recognized related to the Minimum Payments) and expensed the balance of $6.4 million to Selling, General, and Administrative Expense in the period of the transaction.

Other Transactions

In March 2002 the Board of Directors authorized the Company to open securities trading accounts and make investments in other classes of securities that may generate higher returns than the currently low yields on governmental and corporate debt securities and money market funds. The amount allocated for such investments was $1.0 million to be invested on behalf of 8x8, Inc. as directed by the Company's Chairman, Joe Parkinson; Chief Executive Officer, Bryan Martin; or Chief Financial Officer, David Stoll. Mr. Parkinson has agreed to personally reimburse 8x8, Inc. on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. As part of the arrangement, the Company's Board of Directors has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement between Mr. Parkinson and the Company. As of March 31, 2002, the $1.0 million was invested in money market accounts.

During fiscal 2001 and 2000, Dr. Bernd Girod, a director of 8x8 and its subsidiary, Netergy Microelectronics, Inc., received $22,000 and $41,000, respectively, in consideration for technical consulting services that he provided to the Company. In addition, the Company contributed $150,000 during fiscal 2001 to a Stanford University research program managed by Dr. Girod.

NOTE 7 -- INCOME TAXES

The Company's loss before income taxes included $161,000, $162,000, and $160,500 of foreign subsidiary income for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

The components of the consolidated provision for income taxes consisted of the following (in thousands):

                                              Year Ended March 31,
                                         -------------------------------
                                           2002       2001       2000
                                         ---------  ---------  ---------
Current:
  Federal.............................. $     (10) $      --  $      --
  State................................        --         --         --
  Foreign..............................        25         17        120
                                         ---------  ---------  ---------
                                        $      15  $      17  $     120
                                         =========  =========  =========

Deferred tax assets were comprised of the following (in thousands):

                                                         March 31,
                                                    --------------------
                                                      2002       2001
                                                    ---------  ---------
Research and development credit carryforwards..... $   4,809  $   4,455
Net operating loss carryforwards..................    23,954     22,625
Inventory valuation...............................       569        650
Reserves and allowances...........................       471      1,181
Goodwill..........................................    14,193     15,584
Other.............................................     3,335      3,155
                                                    ---------  ---------
                                                      47,331     47,650
Valuation allowance...............................   (47,331)   (47,650)
                                                    ---------  ---------
          Total................................... $      --  $      --
                                                    =========  =========

Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2002 and March 31, 2001.

At March 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $67.0 million and $17.0 million, respectively, which expire at various dates beginning in 2005. The net operating loss carryforwards include approximately $5.0 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2002, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.0 million and $2.5 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                      Year Ended March 31,
                                                 ---------------------------------
                                                    2002        2001       2000
                                                 -----------  ---------  ---------
Benefit at statutory rate...................... $    (3,090) $ (25,296) $  (8,408)
State income taxes (benefit) before valuation
  allowance, net of federal effect.............         229     (3,909)      (251)
In-process research and development............          --      1,551      3,434
Non-deductible goodwill........................         259         --         --
Discount on issuance of Common Stock...........         558         --      2,176
Research and development credits...............        (216)    (1,162)      (338)
Change in valuation allowance..................       2,302     29,027      3,125
Non-deductible compensation....................          (4)       256         55
Foreign rate differences.......................         (30)         1         66
Other..........................................           7       (451)       261
                                                 -----------  ---------  ---------
                                                $        15  $      17  $     120
                                                 ===========  =========  =========

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its primary facility in Santa Clara, California under a noncancelable operating lease agreement that expires in May 2003. The Company also has leased facilities in the United Kingdom, France and Canada. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance, and normal maintenance costs. At March 31, 2002, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2003.............................................. $   1,405
2004..............................................       449
2005..............................................       270
2006..............................................       256
2007..............................................       242
2008 and thereafter...............................       889
                                                    ---------
          Total minimum payments.................. $   3,511
                                                    =========

Rent expense for the years ended March 31, 2002, 2001, and 2000 was $1.5 million, $1.8 million, and $1.3 million, respectively.

The Company subleases office space under operating lease agreements expiring at various dates through 2005. The total future minimum rentals to be received under these noncancelable sublease agreements are $64,000 in fiscal 2003, $33,000 in fiscal 2004, $16,000 per year in each of fiscal 2005 and 2006, and $11,000 in fiscal 2007.

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

NOTE 9 -- STOCKHOLDERS' EQUITY

Common Stock

In August 2000, the Company's stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 100,000,000 shares from 40,000,000 shares.

Exchangeable Shares and Preferred Stock

In conjunction with the acquisition of U|Force (see Note 2), the Company agreed to issue up to 2,107,780 shares of 8x8 common stock upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by employee shareholders of U|Force stock. The Exchangeable Shares held by U|Force employees were subject to certain restrictions, including the Company's right to repurchase the Exchangeable Shares if an employee departed the Company prior to vesting. Upon vesting, the Exchangeable Shares were convertible into 8x8 common stock on a 1-for-1 basis. The Company also issued one share of preferred stock (the Special Voting Share) that provides holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible.

During the fourth quarter of fiscal 2001, the Company repurchased a total of 1,034,107 unvested Exchangeable Shares at an average price of $0.49 per share when the beneficial holders of such shares resigned from the Company. In addition, 812,866 Exchangeable Shares were converted into an equivalent number of shares of the Company's common stock in the fourth quarter of fiscal 2001. The remaining 260,807 Exchangeable Shares were exchanged for shares of the Company's common stock during the year ended March 31, 2002.

1992 Stock Option Plan

The Board of Directors has reserved 2,000,000 shares of the Company's common stock for issuance under the 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan, which has been approved by the Company's stockholders, provides for granting incentive and nonstatutory stock options to employees, directors or consultants at prices equal to the fair market value of the stock at the grant dates. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant.

Key Personnel Plan

In July 1995, the Board of Directors adopted the Key Personnel Plan. The Board of Directors reserved 2,200,000 shares of the Company's common stock for issuance under this plan. The Key Personnel Plan provided for granting incentive and nonstatutory stock options to officers of the Company at prices equal to the fair market value of the stock at the grant dates. Options generally vest over four years. Shares issued under the Key Personnel Plan were subject to repurchase at the original issuance price of $0.50 per share if the employee left the Company prior to vesting. During fiscal 2001 and 2000, the Company repurchased 5,982 and 46,296 unvested shares, respectively. As of March 31, 2002, all shares were vested and no shares are available for grant under the Key Personnel Plan. The Company is no longer issuing options under this plan.

1996 Stock Plan

In June 1996, the Board of Directors adopted the 1996 Stock Plan (the 1996 Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders subsequently authorized increases in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan of 500,000 shares in June 1997 and 2,000,000 shares in August 2000. The 1996 Plan also provides for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase was 1,000,000 shares in both fiscal 2002 and 2001 and 771,287 during the fiscal year ended March 31, 2000. To date, this provision has resulted in increases in shares reserved for issuance under the 1996 Plan totaling 3,535,967. The 1996 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant.

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

1999 Nonstatutory Stock Option Plan

In fiscal 2000, the Company's Board of Directors approved the 1999 Nonstatutory Stock Option Plan (the 1999 Plan) with 600,000 shares initially reserved for issuance thereunder. In fiscal 2001, the number of shares reserved for issuance was increased to 3,600,000 shares by the Board of Directors. Under the terms of the 1999 Plan, options may not be issued to either officers or directors of the Company provided, however, that options may be granted to an officer in connection with the officer's initial employment by the Company. Options generally vest over four years and expire ten years after grant. The 1999 Plan has not been approved by the stockholders of the Company.

UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan

In connection with the acquisition of U|Force (see Note 2), the Company assumed the UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan (the U|Force Plan), and reserved 1,023,898 shares of the Company's common stock related to options issued thereunder. The U|Force Plan provided for the grant of nonstatutory stock options to employees and consultants of U|Force at prices equal to the fair market value of the stock at the grant dates. Due to the cessation of the Company's Canadian operations (see Note 3), 1,016,408 and 7,490 of the options previously granted under the U|Force Plan were forfeited and returned to the U|Force Plan in fiscal 2001 and fiscal 2002, respectively. In fiscal 2002, the Company's Board of Directors terminated the U|Force Plan.

Option activity under the Company's stock option plans since March 31, 1999, excluding the Netergy and Centile stock option plans, is summarized as follows:

                                                                   Weighted
                                                        Shares      Average
                                           Shares     Subject to   Exercise
                                          Available    Options       Price
                                          for Grant  Outstanding   Per Share
                                         ----------- ------------  ---------
Balance at March 31, 1999...............    112,811    3,430,310  $    2.60
Change in options available for grant...  1,371,287           --         --
Granted................................. (2,105,015)   2,105,015       7.94
Exercised...............................         --     (725,209)      2.12
Returned to plan........................    636,354     (636,354)      3.40
                                         ----------- ------------
Balance at March 31, 2000...............     15,437    4,173,762       5.25
Change in options available for grant...  7,373,898           --         --
Granted or assumed...................... (8,116,100)   8,116,100       6.26
Exercised...............................         --     (925,008)      2.30
Returned to plan........................  3,632,963   (3,632,963)      8.29
                                         ----------- ------------
Balance at March 31, 2001...............  2,906,198    7,731,891       5.24
Change in options available for grant...    (23,898)          --         --
Granted................................. (4,901,073)   4,901,073       1.09
Exercised...............................         --      (40,757)      0.01
Returned to plan........................  2,692,381   (2,692,381)      6.18
                                         ----------- ------------
Balance at March 31, 2002...............    673,608    9,899,826       2.95
                                         =========== ============

Significant option groups outstanding at March 31, 2002 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

                     Options Outstanding                 Options Exercisable
                    ----------------------------------  ------------ ------------
                                Weighted    Weighted                   Weighted
                                 Average    Average                     Average
                                Exercise   Remaining                   Exercise
 Range of Exercise                Price   Contractual                    Price
      Prices          Shares    Per Share Life (Years)     Shares      Per Share
------------------- ----------  --------- ------------  ------------  -----------
$ 0.01 to $ 3.16... 7,571,210  $    1.44          8.9     1,472,297  $      2.02
$ 3.16 to $ 6.32... 1,030,304       3.97          7.6       730,601         4.00
$ 6.32 to $ 9.49...   410,812       7.43          7.6       216,191         7.34
$ 9.49 to $12.65...   771,500      11.60          8.1       346,821        11.58
$12.65 to $15.81...    38,500      14.56          8.2        17,453        14.56
$15.81 to $25.44...    77,500      22.10          7.9        39,423        22.04
                    ----------                          ------------
                    9,899,826  $    2.95          8.6     2,822,786  $      4.47
                    ==========                          ============

The Company recorded a deferred compensation charge of approximately $7,267,000 with respect to options repriced and certain additional options granted in fiscal 1997. In addition, the Company recorded deferred compensation charges of approximately $503,000 and $406,000 in connection with certain options granted to non-officer employees in fiscal 2001 and 2000, respectively. The Company recognizes deferred compensation over the related vesting period of the options (which is generally forty-eight months). The Company recognized $753,000 and $161,000 as compensation expense in the fiscal years ended March 31, 2001 and 2000, respectively. Stock compensation expense in fiscal 2002 was not significant. At March 31, 2002, the balance of deferred compensation was $30,000. Deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

Netergy Microelectronics, Inc. 2000 Stock Option Plan

Netergy's 2000 Stock Option Plan (the Netergy Plan) was adopted in December 2000 by the Netergy Board of Directors. The Netergy Plan provides for granting incentive stock options (ISO) to employees and nonstatutory stock options (NSO) to employees, directors, and consultants of Netergy. Options granted under the Netergy Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Netergy Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years. However, in the event of a change in control (as defined in the Netergy Plan document) vesting for certain options will be accelerated. Option activity during fiscal 2001 and fiscal 2002 was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------
Shares reserved at Netergy Plan's
  inception........................  5,000,000          --  $      --
Granted............................ (3,572,000)  3,572,000       0.50
Returned to plan...................    400,000    (400,000)      0.50
                                    ----------- -----------
Balance at March 31, 2001..........  1,828,000   3,172,000       0.50
Granted............................   (136,000)    136,000       0.50
Exercised..........................         --          --         --
Returned to plan...................    264,834    (264,834)      0.50
                                    ----------- -----------
Balance at March 31, 2002..........  1,956,834   3,043,166  $    0.50
                                    =========== ===========

As of March 31, 2002, 900,302 options were exercisable, the weighted average remaining contractual life was 8.2 years, and the weighted average exercise price was $0.50 per share.

Centile, Inc. 2001 Stock Option Plan

Centile's 2001 Stock Option Plan (the Centile Plan) was adopted in March 2001 by the Centile Board of Directors. The Centile Plan provides for granting ISOs to employees and NSOs to employees, directors, and consultants of Centile. Options granted under the Centile Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Centile Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years. Option activity during fiscal 2001 and fiscal 2002 was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------
Shares reserved at Centile Plan's
  inception........................  4,500,000          --         --
Granted............................ (4,107,000)  4,107,000       0.43
                                    ----------- -----------
Balance at March 31, 2001..........    393,000   4,107,000       0.43
Granted............................   (846,000)    846,000       0.43
Exercised..........................         --          --         --
Returned to plan...................  2,688,000  (2,688,000)      0.43
                                    ----------- -----------
Balance at March 31, 2002..........  2,235,000   2,265,000  $    0.43
                                    =========== ===========

As of March 31, 2002, 237,187 options were exercisable, the weighted average remaining contractual life was 9.2 years, and the weighted average exercise price was $0.43 per share.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in increases of 281,583, 180,910 and 187,491 shares issuable under the Purchase Plan during the fiscal years ended March 31, 2002, 2001 and 2000, respectively. During fiscal 2002, 2001, and 2000, 416,589, 281,583, and 180,910 shares, respectively, were issued under the Purchase Plan.

The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Purchase Plan provides that a new exercise date will be set for each option under the plan which exercise date will occur before the date of the merger or asset sale.

Certain pro forma disclosures

The Company accounts for its stock plans in accordance with the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in SFAS 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
Net loss:
  As reported........................... $    (9,105) $   (74,399) $   (24,848)
  Pro forma............................. $   (25,149) $   (87,233) $   (30,670)
Basic and diluted loss per share:
  As reported........................... $     (0.33) $     (2.99) $     (1.38)
  Pro forma............................. $     (0.92) $     (3.51) $     (1.70)

For the purposes of the disclosure above, the fair value of each of the Company's option grants, excluding those options issued under the Netergy and Centile Plans, has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
Expected volatility.....................         135%         141%          70%
Expected dividend yield.................         0.0%         0.0%         0.0%
Risk-free interest rate.................  3.5% to 4.9% 4.7% to 6.8% 5.5% to 6.4%
Weighted average expected option term...   5.1 years      5 years    5.3 years
Weighted average fair value of options
  granted............................... $      0.96  $      5.17  $      5.12

The fair value of grants under the Netergy and Centile stock option plans, for purposes of the pro forma disclosure, have also been estimated on the date of grant using the Black-Scholes pricing model using the weighted average assumptions noted below. The expected volatility factors for the Netergy and Centile plans reflect the fact that the underlying shares of Netergy and Centile are not publicly traded and therefore the Company's overall volatility factor has been reduced by 50% for these plans. The various risk free interest rates used in the computations reflect the different rates in effect at the respective grant dates.

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
Expected volatility.....................          67%          70%          --
Expected dividend yield.................         0.0%         0.0%          --
Risk-free interest rate.................  4.1% to 4.8% 4.7% to 5.1%         --
Weighted average expected option term...   5.25 years     5 years           --
Netergy weighted average fair value
  of options granted.................... $      0.31  $      0.31  $        --
Centile weighted average fair value
  of options granted.................... $      0.26  $      0.26  $        --

For the purpose of providing pro forma disclosures, the estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
Expected volatility.....................         135%         141%          70%
Expected dividend yield.................        0.0%         0.0%         0.0%
Risk-free interest rate.................        3.82%        4.92%        5.84%
Weighted average expected rights term...   1.25 years   1.25 years   1.25 years
Weighted average fair value of rights
  granted............................... $      1.16  $      3.00  $      5.52

NOTE 10 -- EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. The Company's matching contribution is $1,500 per employee per calendar year at a dollar for dollar rate of the employee contribution. The matching contributions vest over three years. The Company contributed $85,000, $125,000, and $124,000 to the Savings Plan during fiscal 2002, 2001, and 2000, respectively. The Savings Plan does not allow employee contributions to be invested in 8x8 common stock.

NOTE 11 -- SEGMENT REPORTING

During the fourth quarter of fiscal year 2001, the Company changed its internal reporting processes and determined that it had three reportable segments: Netergy, Centile, and Corporate and Other. Inter- segment revenues between the reportable segments were not significant during the periods presented. Shared support service functions such as human resources, facilities management, and other infrastructure support and overhead are allocated between the segments. Accounting policies are applied consistently to the segments, where applicable. The Company's reportable segments have been determined based on the nature of the operations and products offered to customers:

  The Netergy segment primarily reflects the activity associated with the sale and development of semiconductors and related software focused on the IP telephony and videoconferencing markets. In addition, the Netergy segment includes revenue derived from the license of video monitoring technology to Interlogix, Inc., as well as sales of media hub systems.

  The Centile segment reflects activity associated with the development and sale of its hosted iPBX solution. Centile also markets and sells media hub systems as part of its hosted iPBX solution.

  The Corporate and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the Corporate and Other segment principally reflect activities related to the development and deployment of the service creation environment and eSLEE products, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

Due to limitations in the Company's internal reporting systems, it was not practicable to disclose operating losses and net losses by segment for fiscal 2000. The following table illustrates results by segment for the periods during which the information was available:

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
Revenues:
  Netergy............................... $    13,350  $    15,850  $    16,308
  Centile...............................         260          198           70
  Corporate and Other...................       1,081        2,180        9,006
                                          -----------  -----------  -----------
          Total revenues................ $    14,691  $    18,228  $    25,384
                                          ===========  ===========  ===========
Gross profit:
  Netergy............................... $    10,656  $    10,792  $    13,137
  Centile...............................         205           71           45
  Corporate and Other...................       1,007          379        3,604
                                          -----------  -----------  -----------
          Total gross profit............ $    11,868  $    11,242  $    16,786
                                          ===========  ===========  ===========
Operating loss:
  Netergy............................... $    (1,509) $    (5,668) $        --
  Centile...............................      (5,721)     (13,024)          --
  Corporate and Other...................      (2,784)     (55,781)          --
                                          -----------  -----------  -----------
          Total operating loss.......... $   (10,014) $   (74,473) $        --
                                          ===========  ===========  ===========
Net loss:
  Netergy............................... $    (1,318) $    (5,661) $        --
  Centile...............................      (5,627)     (12,955)          --
  Corporate and Other...................      (2,160)     (55,783)          --
                                          -----------  -----------  -----------
          Total net loss................ $    (9,105) $   (74,399) $        --
                                          ===========  ===========  ===========

There were no reconciling items between the segments for the revenue, gross profit, operating loss and net loss amounts.

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2002         2001         2000
                                          -----------  -----------  -----------
United States........................... $     5,777  $     5,632  $    13,381
Europe..................................       4,126        5,862        5,808
Taiwan..................................       2,026        2,739        1,737
Japan...................................       1,119        1,188        2,351
Other...................................       1,643        2,807        2,107
                                          -----------  -----------  -----------
                                         $    14,691  $    18,228  $    25,384
                                          ===========  ===========  ===========

The majority of the Company's long-lived assets were located in the United States. Long-lived assets consist primarily of property and equipment and deposits. The following table illustrates long-lived assets by country (in thousands):

                                                         March 31,
                                                    --------------------
                                                      2002       2001
                                                    ---------  ---------
                                                      (in thousands)

United States..................................... $   2,051  $   4,426
United Kingdom....................................       602        681
France............................................       452        762
                                                    ---------  ---------
                                                   $   3,105  $   5,869
                                                    =========  =========

Three customers represented more than 10% of our total revenues in fiscal 2002. These customers represented 13%, 13% and 12% of our total revenues, respectively. During the fiscal years ended March 31, 2001 and 2000, no customer accounted for 10% or more of total revenues.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                      Balance   Additions
                                        at      Charged to             Balance
                                     Beginning  Costs and              at End
Description                           of Year   Expenses   Deductions  of Year
-----------------------------------  ---------  ---------  ---------  ---------
Allowance for doubtful accounts:
 Year ended March 31, 2000......... $     686  $    (200) $      44  $     442
 Year ended March 31, 2001.........       442         25         78        389
 Year ended March 31, 2002.........       389          --       103        286

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                        QUARTER ENDED
                                        ------------------------------------------------------------------------------
                                        March 31, Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                                          2002      2001      2001      2001      2001      2000      2000      2000
                                        --------  --------  --------  --------  --------  --------  --------  --------
Total revenues........................ $  2,221  $  4,944  $  3,926  $  3,600  $  4,409  $  4,104  $  3,892  $  5,823
Cost of revenues......................      692       659       434     1,038     1,695     1,948     1,765     1,578
                                        --------  --------  --------  --------  --------  --------  --------  --------
Gross profit..........................    1,529     4,285     3,492     2,562     2,714     2,156     2,127     4,245
                                        --------  --------  --------  --------  --------  --------  --------  --------
Operating expenses:
  Research and development............    2,705     2,295     2,697     3,868     4,866     4,868     4,788     4,214
  Selling, general, and
    administrative....................    1,956     2,269     2,367     2,962     5,189     4,497     4,728     3,699
  In-process research and
    development.......................       --        --        --        --        --        --     4,563        --
  Amortization of intangibles.........      191       190       191       191     3,612     3,612     3,573       190
  Restructuring charge................        --        --        --       --    33,316        --        --        --
                                        --------  --------  --------  --------  --------  --------  --------  --------
        Total operating expenses......    4,852     4,754     5,255     7,021    46,983    12,977    17,652     8,103
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations..................   (3,323)     (469)   (1,763)   (4,459)  (44,269)  (10,821)  (15,525)   (3,858)
Other income (expense), net...........      218       135      (220)       12       (94)       67       554       645
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss before income taxes..............   (3,105)     (334)   (1,983)   (4,447)  (44,363)  (10,754)  (14,971)   (3,213)
Provision for income taxes............       15        --        --        --         5        --        --        12
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net loss before extraordinary gain
  and cumulative  effect of change
  in accounting principle ............   (3,120)     (334)   (1,983)   (4,447)  (44,368)  (10,754)  (14,971)   (3,225)
Extraordinary gain on extinguishment
  of debt, net........................       --       779        --        --        --        --        --        --
Cumulative effect of change in
  accounting principle................       --        --        --        --        --    (1,081)       --        --
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)..................... $ (3,120) $    445  $ (1,983) $ (4,447) $(44,368) $(11,835) $(14,971) $ (3,225)
                                        ========  ========  ========  ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic............................... $  (0.11) $   0.02  $  (0.07) $  (0.17) $  (1.67) $  (0.47) $  (0.60) $  (0.14)
  Diluted.............................    (0.11)     0.02     (0.07)    (0.17)    (1.67)    (0.47)    (0.60)    (0.14)
Shares used in per share calculations:
  Basic...............................   28,156    27,201    26,958    26,769    26,541    25,337    24,923    22,582
  Diluted.............................   28,156    27,438    26,958    26,769    26,541    25,337    24,923    22,582

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2002 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this is included in the 2002 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 2002 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the 2002 Proxy Statement under the captions "Additional Information -- Security Ownership" and "Additional Information -- Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

Agreements with STMicroelectronics

In the quarter ended March 31, 2000, the Company entered into a strategic relationship with STMicroelectronics NV, or STM. Under various agreements, STM purchased shares of 8x8 common stock and was granted certain related rights, licensed certain of the Company's intellectual property and engaged the Company to jointly develop products that enable voice and other multimedia services over internet protocol networks. In addition, STM and 8x8 entered into a cross license agreement in March 2002 that is more fully described below.

Stock Purchase and Related Rights. As part of the arrangement, STM purchased 3.7 million shares of 8x8's common stock for $27.75 million. STM's share ownership currently represents 13.1% of our outstanding common stock making them the Company's largest shareholder. STM has been granted certain registration rights that expire upon the earlier of the date that STM can sell the remaining shares it holds in any three-month period under Rule 144, or February 2007. The registration rights allow STM to:

  require us to file a registration statement with the U.S. Securities and Exchange Commission covering the resale of some or all of the 3.7 million shares still held by STM, subject to certain conditions; and

  participate in future registration statements, including a registered public offering involving an underwriting, subject to certain conditions and limitations.

In addition, STM has preemptive rights that allow STM to purchase additional shares of common stock from the Company or receive rights to acquire shares of 8x8 common stock, in proportion to their ownership percentage, to the extent that shares of 8x8 common stock or rights to acquire 8x8 common stock are issued in connection with financing activities. STM's preemptive rights terminate on the later of the date that it owns less than 10% of 8x8's outstanding common stock or February 2003. Further, so long as STM holds at least 10% of 8x8's outstanding common stock, the Company is obligated to nominate one qualified nominee selected by STM for election to 8x8's board of directors. Christos Lagomichos, vice president and general manager of the Set-Top Box Division of STM's subsidiary, STMicroelectronics, Inc., was selected as a nominee by STM and currently serves on 8x8's board of directors.

License and Development Agreements. Under a non-exclusive, royalty-bearing license agreement entered into in the quarter ended March 31, 2000 in conjunction with the stock purchase and rights agreements discussed above, the Company provided a subsidiary of STM, STMicroelectronics, Inc., or STM Inc., with rights to use certain of its voice-over-internet-protocol semiconductor and embedded software technology. STM Inc. is required to pay royalties based on a percentage of the net sales price of products sold by STM Inc. that incorporate the licensed technology.

Under a separate development agreement that was also executed in the quarter ended March 31, 2000, 8x8 and STM Inc. established a framework for the joint development of semiconductor products and defined two initial projects. One project provides for the joint development of a voice-enabled chipset for cable modems and cable television set-top boxes. STM Inc. is not required to pay the Company any engineering fees associated with the development efforts necessary to support this project, which is still ongoing. STM Inc. is required to pay certain per-unit royalties based upon shipments of products that may eventually result from this development effort. The other project involves the integration of certain of our voice-over-internet protocol technology into products intended to be used in various internet telephony applications including digital subscriber line, or DSL, modems and internet protocol telephones. In May 2000 STM Inc. paid us $1.0 million associated with this project; $500,000 for engineering fees associated with the development effort and $500,000 of prepaid royalties. We have substantially completed our obligations under this project and STM Inc. is currently marketing and selling a product resulting from this joint development effort. STM Inc. is required to pay us additional per-unit royalties based upon shipments of this product only if cumulative royalties owed eventually exceed the balance of prepaid royalties. Should STM Inc. elect to have us provide extended product maintenance and support, they are required to pay us additional fees of which a portion will be considered prepaid royalties.

In March 2002, 8x8 licensed certain STM Very Long Instruction Word, or VLIW, microprocessor cores, related tools and MPEG4 video compression firmware from STM for use in the Company's Internet protocol, or IP, video communication processor development initiatives. Additionally, 8x8 agreed to license STM certain of its existing and future H.263 and H.26L video compression/decompression firmware implementations for use with STM's semiconductor products. The licenses are non-exclusive, non-transferable and non-assignable and provide for the sharing of updates and enhancements to the licensed technology, subject to certain limitations. The agreement includes provisions that allow the Company to manufacturing semiconductor devices that contain the ST200 core at STM or at other third-party fabrication facilities. The Company is required to pay STM per-unit royalties based upon shipments of products that incorporate the VLIW technology. In addition, STM is required to pay the Company certain per-unit royalties based upon shipments of STM semiconductor products that contain the Company's video technology.

Additional information required by this Item is set forth in the 2002 Proxy Statement under the captions "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The information required by this item is included in Item 8.

(a)(2) Financial Statement Schedules. The information required by this item is included in Item 8.

(a)(3) Exhibits. The documents listed on the Exhibit Index appearing at pages 69-71 of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

(b) Reports on Form 8-K. On January 30, 2002, we filed an amendment to our Current Report on Form 8-K dated December 17, 2001 reporting the redemption of our convertible subordinated debentures.

On February 14, 2002, we filed a Current Report on Form 8-K also dated February 14, 2002 announcing that Bryan Martin had been named Chief Executive Officer of 8x8, Inc. and that Joe Parkinson, our former Chief Executive Officer, would continue as Chairman of 8x8's Board of Directors. We also announced a new Internet Protocol (IP) video product development initiative.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8X8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 23, 2002.

8X8, INC.
By: /s/ BRYAN R. MARTIN Bryan R. Martin, President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bryan R. Martin and David M. Stoll, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Director, President and Chief Executive Officer (Principal Executive Officer)	May 23, 2002
/s/ DAVID M. STOLL David M. Stoll	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	May 23, 2002
/s/ JOE PARKINSON Joe Parkinson	Chairman of the Board	May 23, 2002
/s/ BERND GIROD Bernd Girod	Director	May 23, 2002
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 23, 2002
Christos Lagomichos	Director	May 23, 2002
/s/ WILLIAM TAI William Tai	Director	May 23, 2002

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1 (c)	Stock Exchange Agreement, dated as of May 13, 1999, by and among 8x8, Inc. (the Registrant), Odisei S.A. and the Security Holders named therein and the agreements related thereto.
2.2 (g)	Share Exchange Agreement, dated as of May 19, 2000, by and among the Registrant, U|Force, all of the shareholders of U|Force and indirect owners of the shares of U|Force.
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.2 (a)	Bylaws of Registrant.
3.3 (l)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
3.4 (n)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
4.1 (d)	Securities Purchase Agreement by and among Wingate Capital Ltd. and Fisher Capital Ltd. (collectively the Buyers) and the Registrant dated December 15, 1999, with Schedule and Exhibits.
4.2 (d)	Registration Rights Agreement by and among the Registrant and the Buyers dated December 15, 1999.
4.3 (d)	Form of Series A Warrant by and among the Registrant and FleetBoston Robertson Stephens, Inc. dated December 16, 1999.
4.4 (d)	Form of Series B Warrant by and among the Registrant and FleetBoston Robertson Stephens Inc. dated December 16, 1999.
4.5 (d)	Registration Rights Agreement by and among the Registrant and FleetBoston Robertson Stephens Inc. dated December 16, 1999.
4.6 (f)	Common Stock Purchase Agreement by and among the Registrant and STMicroelectronics dated January 24, 2000.
4.7 (f)	Form of Investor Rights Agreement by and among the Registrant and STMicroelectronics dated January 24, 2000.
4.8 (o)	Form of Amendment No.1 to the Series A and Series B Warrants, dated as of December 17, 2001, by and among the Registrant, Fisher Capital Ltd. and Wingate Capital Ltd.
4.9 (o)	Registration Rights Agreement, dated as of December 13, 2001, by and among the Registrant, Fisher Capital Ltd. and Wingate Capital Ltd.
10.1 (a)	Form of Indemnification Agreement.
10.2 (a)	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (a)	Key Personnel Plan, as amended, and form of Stock Option Agreement.
10.4 (i)	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.5 (a)	1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.6 (j)	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.7 (a)	Facility lease dated as of July 3, 1990 by and between Sobrato Interests, a California Limited Partnership, and the Registrant, as amended.
10.8 (b)	Fifth Amendment to Lease dated January 26, 1998 between Sobrato Interests and the Registrant.
10.9 (b)	Landlord's Consent to Sublease dated February 23, 1998 among Sobrato Interests, Bay Networks, Inc. and the Registrant.
10.10 (e)	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.11 (h)	Asset Purchase Agreement by and among the Registrant and Interlogix, Inc. dated May 19, 2000.
10.12 (h)	Technology License Agreement by and among the Registrant and Interlogix, Inc. dated May 19, 2000.
10.13 (k)	UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan.
10.14 (l)	Settlement Agreement and Release by and between the Registrant and Keith Barraclough dated July 10, 2000.
10.15 (l)	Severance Agreement and Mutual Release by and between the Registrant, Netergy Networks Canada Corporation and Dominique Pitteloud dated October 13, 2000.
10.16 (m)	Agreement by and between the Registrant and Dr. Paul Voois dated April 30, 2001.
10.17 (m)	Agreement by and between the Registrant and Jonathan Foster dated April 30, 2001.
10.18 (p)	Redemption and Exchange Agreement, dated as of December 13, 2001, by and among 8x8, Inc., Fisher Capital Ltd. and Wingate Capital Ltd.
10.19 (q)	License Agreement dated as of January 24, 2000, by and between the Registrant and STMicroelectronics, Inc.
10.20 (q)	Development Agreement dated as of January 24, 2000, by and between the Registrant and STMicroelectronics, Inc.
10.21	LX Video Development and License Agreement dated as of March 19, 2002, by and between the Registrant and STMicroelectronics N.V.
10.22	Netergy Microelectronics, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.23	Centile, Inc. 2001 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.24	Investment Agreement dated April 1, 2002 by and between the Registrant and Joe Parkinson.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (see page 68).

(a) Incorporated by reference to identically numbered exhibits filed in response to Item 16 (a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 333-15627), as amended, declared effective on July 1, 1997.

(b) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(c) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K dated June 7, 1999 and 8-K/A dated August 9, 1999.

(d) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the fiscal quarter ended December 31, 1999.

(e) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Statement on Form S-8 dated July 17, 2000.

(f) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K filed on February 16, 2000.

(g) Incorporated by reference to an exhibit filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K filed on May 23, 2000.

(h) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K filed on May 26, 2000.

(i) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Report on Form S-8 dated November 7, 2000.

(j) Incorporated by reference to exhibit 4.2 filed in response to Item 8, "Exhibits," of the Registrant's Report on Form S-8 dated November 7, 2000.

(k) Incorporated by reference to exhibit 4.2 filed in response to Item 8, "Exhibits," of the Registrant's Statement on Form S-8 dated July 17, 2000.

(l) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(m) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(n) Incorporated by reference to exhibit 3.1 filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(o) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K filed on December 17, 2001.

(p) Incorporated by reference to exhibit 10.1 filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K/A filed on January 30, 2002.

(q) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K/A filed on January 30, 2002.