Form 10-Q
period 2002-06-30
8X8 INC /DE/
filed 2002-07-22
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-21783

8X8, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2445 Mission College Blvd.
Santa Clara, CA
(Address of Principal Executive Offices)

(408) 727-1885
(Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares of the Registrant's Common Stock outstanding as of July 16, 2002 was 28,261,964.

    The Exhibit Index begins on page 23.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                        June 30,      March 31,
                                                         2002          2002
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     10,494  $     12,422
  Short-term investments...........................          191            --
  Accounts receivable, net ........................        1,298         1,239
  Inventory .......................................          563           733
  Other current assets ............................          532           612
                                                     ------------  ------------
    Total current assets ..........................       13,078        15,006
Property and equipment, net .......................        2,293         2,740
Intangibles and other assets ......................        1,893         1,907
                                                     ------------  ------------
                                                    $     17,264  $     19,653
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        525  $        548
  Accrued compensation ............................        1,097           921
  Accrued warranty ................................          477           478
  Deferred revenue ................................        2,104         2,421
  Other accrued liabilities .......................          840           958
  Income taxes payable ............................          270           280
                                                     ------------  ------------
    Total current liabilities .....................        5,313         5,606
                                                     ------------  ------------
Commitments and contingencies (Notes 6 and 10)
Contingently redeemable common stock...............          702           813

Stockholders' equity:
  Common stock ....................................           27            27
  Additional paid-in capital ......................      150,739       150,612
  Deferred compensation ...........................          (27)          (30)
  Accumulated other comprehensive loss ............          (92)          (99)
  Accumulated deficit .............................     (139,398)     (137,276)
                                                     ------------  ------------
    Total stockholders' equity ....................       11,249        13,234
                                                     ------------  ------------
                                                    $     17,264  $     19,653
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended
                                                   June 30,
                                              --------------------
                                                 2002       2001
                                              ---------  ---------
Product revenues ........................... $   1,374  $   1,595
License and other revenues .................     1,894      2,005
                                              ---------  ---------
   Total revenues ..........................     3,268      3,600
                                              ---------  ---------

Cost of product revenues ...................       605        951
Cost of license and other revenues .........       256         87
                                              ---------  ---------
   Total cost of revenues ..................       861      1,038
                                              ---------  ---------
Gross profit ...............................     2,407      2,562
                                              ---------  ---------
Operating expenses:
  Research and development .................     2,392      3,868
  Selling, general and administrative ......     2,183      2,962
  Amortization of intangibles ..............        --        191
                                              ---------  ---------
   Total operating expenses ................     4,575      7,021
                                              ---------  ---------
Loss from operations .......................    (2,168)    (4,459)
Other income, net ..........................        43        344
Interest expense ...........................        --       (332)
                                              ---------  ---------
Loss before provision for income taxes .....    (2,125)    (4,447)
Provision for income taxes .................        --         --
                                              ---------  ---------
Net loss ................................... $  (2,125) $  (4,447)
                                              =========  =========

Net loss per basic and diluted share........ $   (0.08) $   (0.17)
                                              =========  =========

Basic and diluted shares outstanding........    28,246     26,769
                                              =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Three Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                     2002        2001
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (2,125) $   (4,447)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................        480       1,068
       Other ..................................................          9          86
Changes in assets and liabilities..............................        (88)      1,091
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (1,724)     (2,202)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................        (43)        (35)
   Proceeds from sale of equipment ............................         11          --
   Short term investments -- trading activity, net.............       (191)
                                                                 ----------  ----------
      Net cash used in investing activities ...................       (223)        (35)
                                                                 ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................         19          --
                                                                 ----------  ----------
       Net cash provided by financing activities ..............         19          --
                                                                 ----------  ----------
Net decrease in cash and cash equivalents .....................     (1,928)     (2,237)
Cash and cash equivalents at the beginning of the period ......     12,422      24,126
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $   10,494  $   21,889
                                                                 ==========  ==========
Supplemental non-cash disclosure:
   Common stock issued to satisfy interest obligations ........ $       --  $       97
                                                                 ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market communication technology for Internet Protocol, or IP, telephony and video applications. The Company has three primary product lines: voice and video semiconductors and related software; hosted Internet Private Branch Exchange, or iPBX, solutions; and telecommunication services software and consumer products.

During the fiscal year ended March 31, 2001, 8x8 formed two subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile) and reorganized its operations more clearly along its three product lines.

  Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice- enable cable and digital subscriber line modems, wireless devices, and other broadband technologies.

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

  8x8 has a third product line that includes consumer videophones, telephones and communication software and services that are being designed to work over broadband networks.

The Company was incorporated in California in February 1987, and in December 1996 was reincorporated in Delaware. In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2002. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2002, including notes thereto, included in the Company's fiscal 2002 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3. SHORT-TERM INVESTMENTS

The Company's short-term investments primarily comprise publicly traded corporate equity securities. All short-term investments are held in the Company's name and are custodied with major financial institutions. The specific identification method is used to compute the gains and losses on equity securities. At June 30, 2002, all of the Company's short-term investments were classified as trading securities. Unrealized gains and losses on these investments are included in other income, net, in the condensed consolidated statements of operations.

Given the currently low yields on governmental and corporate debt securities and money market funds, our Board of Directors (the Board) believes that we may benefit from investing in other classes of securities that may generate higher returns. Toward this end, in March 2002 the Board authorized us to open securities trading accounts and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. Under this arrangement, the Company received $150,000 from Mr. Parkinson during the quarter ended June 30, 2002; $131,000 was recorded as other income in the condensed consolidated statements of operations to offset losses and $19,000 was recorded as a liability. As of June 30, 2002, $191,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities. The remaining $809,000 was invested in money market funds.

4. BALANCE SHEET DETAIL

                                            June 30,      March 31,
                                             2002          2002
                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .. $         27  $        528
   Finished goods .....................          536           205
                                         ------------  ------------
                                        $        563  $        733
                                         ============  ============

5. ADOPTION OF SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In accordance with SFAS No. 142, beginning April 1, 2002, goodwill is no longer being amortized, but will be reviewed periodically for impairment. As a result of the adoption of SFAS No. 142, the Company's amortization expense for the quarter ended June 30, 2002 was reduced by $185,000. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during fiscal 2003.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                         Three Months Ended
                                               June 30,
                                          --------------------
                                             2002       2001
                                          ---------  ---------
Reported net loss ......................    (2,125)    (4,447)
Add back: Goodwill amortization.........        --        191
                                          ---------  ---------
Adjusted net loss ......................    (2,125)    (4,256)
                                          =========  =========

Basic and diluted earnings per share:
   Reported net loss per share..........     (0.08)     (0.17)
   Goodwill amortization ...............        --       0.01
                                          ---------  ---------
Adjusted net loss per share.............     (0.08)     (0.16)
                                          =========  =========

6. CONVERTIBLE SUBORDINATED DEBENTURES

Issuance of the Debentures

In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures) due in December 2002. In conjunction with the issuance of the Debentures, the lenders received warrants to purchase 531,915 8x8 common shares at $7.05 per share and 105,634 shares at $35.50 per share (the Lender Warrants). The Company also issued warrants to the placement agent to purchase 53,191 8x8 common shares at $7.05 per share and 10,563 shares at $35.50 per share. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are subject to potential adjustment, in certain circumstances, including in the event that the Company issues equity securities, convertible debt or other equity instruments for consideration per share that is less than the five day average closing bid price of the Company's common stock preceding such issuance or in the event of the liquidation of the Company. All of the warrants expire in December 2002.

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

Redemption of the Debentures and the Issuance of Contingently Redeemable Common Stock

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

Under the terms of a registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not comply with the Maintenance Requirements in the future, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The shares held by the lenders at June 30, 2002 were recorded at their potential redemption value at June 30, 2002 of $702,000 and classified as contingently redeemable common stock due to the redemption rights described above. The Company will not mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                         Three Months Ended
                                               June 30,
                                          --------------------
                                             2002       2001
                                          ---------  ---------
Common stock options ...................     9,610      7,291
Warrants................................       701        701
Convertible subordinated debentures ....        --        638
Unvested restricted common stock .......        --          6
                                          ---------  ---------
                                            10,311      8,636
                                          =========  =========

8. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive losses for the three month periods ended June 30, 2002 and 2001 were as follows (in thousands):

                                            Three Months Ended
                                               June 30,
                                          --------------------
                                             2002       2001
                                          ---------  ---------
Net loss, as reported................... $  (2,125) $  (4,447)
Reclassification of gain included
   in net loss..........................        --         70
Cumulative translation adjustment.......         7         98
                                          ---------  ---------
Comprehensive loss...................... $  (2,118) $  (4,279)
                                          =========  =========

9. SEGMENT REPORTING

The Company has three reportable segments: Netergy, Centile, and Corporate and Other. Inter-segment revenues between the reportable segments were not significant during the periods presented. Shared support service functions such as human resources, facilities management, and other infrastructure support and overhead costs are allocated between the segments. Accounting policies are applied consistently to the segments, where applicable. The Company's reportable segments have been determined based on the nature of the operations and products offered to customers:

  The Netergy segment primarily reflects the activity associated with the sale and development of semiconductors, related software, and product reference designs focused on the IP telephony and videoconferencing markets. In addition, the Netergy segment includes revenue derived from the license of video monitoring technology to GE Interlogix, Inc. (formerly Interlogix, Inc.).

  The Centile segment reflects activity associated with the development and sale of its hosted iPBX solution, as well as media hub systems.

  The Corporate and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the Corporate and Other segment principally reflect activities related to the development and deployment of the service creation environment and eSLEE products, sale of videophones, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

The following table illustrates results by segment (in thousands):

                                            Three Months Ended
                                               June 30,
                                          --------------------
                                             2002       2001
                                          ---------  ---------
Revenues
Netergy................................. $   3,054  $   3,529
Centile ................................       151         21
Corporate and Other ....................        63         50
                                          ---------  ---------
   Total revenues ...................... $   3,268  $   3,600
                                          =========  =========

Gross profit
Netergy................................. $   2,284  $   2,521
Centile ................................        84         21
Corporate and Other ....................        39         20
                                          ---------  ---------
   Total gross profit .................. $   2,407  $   2,562
                                          =========  =========

Operating loss
Netergy................................. $    (535) $    (994)
Centile ................................      (768)    (2,367)
Corporate and Other ....................      (865)    (1,098)
                                          ---------  ---------
  Total operating loss ................. $  (2,168) $  (4,459)
                                          =========  =========

Net loss
Netergy................................. $    (450) $    (912)
Centile ................................      (833)    (2,234)
Corporate and Other ....................      (842)    (1,301)
                                          ---------  ---------
  Total net loss ....................... $  (2,125) $  (4,447)
                                          =========  =========

There were no significant reconciling items between the segments for the revenue, gross profit, operating loss, and net loss amounts.

10. LEGAL PROCEEDINGS

The Company is involved in various legal claims and litigation that have arisen in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that the final outcome of such matters will not have a materially significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, it could have a materially adverse impact on the Company's operating results, cash flows and financial position.

11. RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity, and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003 and its adoption did not have a material impact on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding anticipated cost savings arising from the workforce reduction implemented in July 2002; our expectation of receipt of last time buy orders related to the end of life of our videoconferencing products and the timing and ability to fulfill such last time buy orders; our cost estimates under contracts accounted for using the percentage of completion method; factors that could impact our gross margins; the sufficiency of cash and cash equivalents and short-term investments to fund our ongoing obligations through at least June 30, 2003, efforts to raise additional financing, the acquisition of or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market telecommunication technology for Internet Protocol, or IP, telephony and video applications. The Company has three product lines: voice and video semiconductors and related software; software that implements the functionality of a private branch exchange, or PBX, over data networks; and telephones, videophones, and communication services that are being designed to operate over broadband networks.

The Company has two primary subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile). Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers, or OEMs, of telephones, terminal adapters, and other endpoint communication devices and to other semiconductor companies. Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that are commonly found in a typical business phone system. 8x8, at the parent company level, is developing its third product line that includes consumer telephones, videophones, and communication software and services that are being designed to operate over broadband networks.

As of June 30, 2002, 8x8's common stock was traded on the Nasdaq National Market. During the first quarter of fiscal 2003, we were notified by Nasdaq that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we might be delisted. As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by July 9, 2002, we subsequently applied for a transfer to the Nasdaq Smallcap Market. However, there is no guarantee that the Nasdaq Staff will accept our transfer application, in which case our stock would be delisted.

In July 2002, we notified our customers that we were initiating an end of life program for our existing videoconferencing semiconductor products, including VCP, LVP and VCPex, due to declining demand and our inability to ensure the supply of videoconferencing semiconductor wafers from Taiwan Semiconductor Manufacturing Corporation (TSMC), our sole supplier of wafers for these products. We anticipate receiving last time buy orders from customers for the aforementioned products through September 30, 2002, with product shipments anticipated through December 31, 2002. Revenues derived from sales of our videoconferencing semiconductors were $658,000 during the quarter ended June 30, 2002 and were $4.1 million during the fiscal year ended March 31, 2002.

In July 2002 we reduced our workforce to further align our cost structure with changing market conditions. The reduction totaled 13 employees, representing approximately 13% of our total workforce. We paid approximately $100,000 in severance, and anticipate that the reduction will result in cost savings of approximately $1,000,000 over the next twelve months.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three month periods ended June 30, 2002 and 2001, respectively, expressed as a percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues.

                                                Three Months Ended
                                                      June 30,
                                         ---------------------------
                                               2002         2001
                                          ------------  ------------

Product revenues .......................           42%           44%
License and other revenues .............           58%           56%
                                          ------------  ------------
   Total revenues ......................          100%          100%
                                          ------------  ------------

Cost of product revenues ...............           44%           60%
Cost of license and other revenues .....           14%            4%
                                          ------------  ------------
   Total cost of revenues ..............           26%           29%
                                          ------------  ------------
Gross profit ...........................           74%           71%
                                          ------------  ------------
Operating expenses:
  Research and development .............           73%          107%
  Selling, general and administrative ..           67%           82%
  Amortization of intangibles ..........           --             5%
                                          ------------  ------------
   Total operating expenses ............          140%          194%
                                          ------------  ------------
Loss from operations ...................          -66%         -124%
Other income, net ......................            1%           10%
Interest expense .......................           --            -9%
                                          ------------  ------------
Loss before provision for income taxes .          -65%         -124%
Provision for income taxes .............           --            --
                                          ------------  ------------
Net loss ...............................          -65%         -124%
                                          ============  ============

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

Revenues

Product revenues were approximately $1.4 million in the first quarter of fiscal 2003, a decrease of $221,000 from the $1.6 million reported in the first quarter of fiscal 2002. The decrease was due primarily to decreases in unit shipments and average selling prices associated with our videoconferencing semiconductor products. As a result, we realized an overall decrease in videoconferencing semiconductor revenue of $661,000, offset by a $317,000, or 142%, increase in sales of our IP telephony semiconductor products. Due to reduced demand and difficulties in ensuring supply, in July 2002, we announced the end of life of our existing videoconferencing semiconductor products, including VCP, VCPex, and LVP, that have historically generated substantially all of our videoconferencing semiconductor product revenues. We anticipate receiving last time buy orders from customers for the aforementioned products through September 30, 2002, with product shipments anticipated through December 31, 2002. Total videoconferencing semiconductor product revenues approximated $658,000 for the quarter ended June 30, 2002. As a result of the end of life of our existing videoconferencing semiconductor products, we will become more dependent on the growth of revenues from sales of our IP telephony semiconductor products.

License and other revenues were $1.9 million in the first quarter of fiscal 2003, a decrease of approximately $111,000 from the $2.0 million reported in the first quarter of fiscal 2002. License and other revenues, the majority of which are considered to be non-recurring in nature, consist primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses, and revenue derived under contracts to perform nonrecurring development services. The decrease in total license and other revenues as compared to the prior year period is due to the following:

  A decrease of approximately $535,000 in non-recurring license and maintenance revenues from Netergy's videoconferencing technology.

  A decrease of approximately $165,000 in non-recurring license and maintenance revenues from Netergy's IP telephony technology.

The above noted decreases were substantially offset by the following increases as compared to the prior year period:

  A $343,000 increase in royalties earned by Netergy from a single customer under a license agreement for our MPEG video compression technology. Royalty revenue recognized under this agreement totaled $750,000 for the three months ended June 30, 2002. The $750,000 received represented the final royalty payment that Netergy will receive under the agreement.

  Approximately $230,000 of revenues recognized by Netergy under a contract to develop our next-generation video compression semiconductor product that is accounted for using the percentage of completion method. Profit estimates on this contract are revised periodically based on changes in facts; any loss would be recognized immediately. We have not recognized any loss to date, but changes in our cost estimates could require us to recognize a loss in a future period as the revenues under this contract are fixed.

  A $30,000 increase in license revenues for Centile's hosted iPBX product.

Three customers represented more than 10% of our total revenues for the quarter ended June 30, 2002. These customers represented 23%, 13% and 10% of our total revenues for the period, respectively. Three customers represented more than 10% of our total revenues for the first quarter of fiscal 2002. These customers represented 15%, 14% and 11% of our total revenues for the period, respectively.

Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                         Three Months Ended
                                            June 30,
                                       ------------------
                                          2002      2001
                                       --------  --------
   United States.....................       48%       36%
   Europe............................       35%       21%
   Asia Pacific......................       17%       43%
                                       --------  --------
                                           100%      100%
                                       ========  ========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues increased to approximately $770,000 in the first quarter of fiscal 2003 from $644,000 for the quarter ended June 30, 2001 due to an increase in product gross margins from 40% to 56%, offset by a decrease in product revenues. The increase in product gross margin is due to a decrease in manufacturing overhead costs as a result of reductions in manufacturing personnel and efforts to reduce discretionary manufacturing- related spending and a decrease in charges associated with reserves for excess media hub inventories. Specifically, cost of product revenues in the quarter ended June 30, 2001 included a charge of $324,000 associated with the write-off of certain of our media hub inventories. The improvement in overall product gross margin due to the factors noted above was offset slightly by lower average selling prices realized on the sale of our videoconferencing and IP telephony semiconductors and an increase in revenues derived from IP telephony semiconductors as a percentage of total product revenues. IP telephony semiconductors generally have lower gross margins than those historically derived from sales of our videoconferencing semiconductors.

Our product gross margin is affected by a number of factors including product mix, product pricing, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures, our product end of life announcement, and other factors, gross profit as a percentage of revenue for our videoconferencing semiconductor products will continue to decrease for the foreseeable future. Average selling prices realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. To respond to competitive pricing pressures, we will be required to introduce differentiated products and continue to reduce costs as a means of maintaining or improving our margins. We may not be successful in our development efforts or product cost reduction measures and may face continued erosion of margins.

Gross profit from license and other revenues, which were largely nonrecurring, was $1.6 million and $1.9 million in the first quarters of fiscal 2003 and 2002, respectively. Associated gross margins were 86% and 96% in the first quarters of fiscal 2003 and fiscal 2002, respectively. The decrease in gross margin from fiscal 2002 to fiscal 2003 was due primarily to costs incurred to perform development services under revenue generating contracts in the first quarter of fiscal 2003 that were included in the cost of license and other revenues. Gross margins associated with license and other revenues may be adversely impacted in the future if revenues derived from our existing contract to perform nonrecurring engineering services associated with the development our next-generation video compression semiconductor product increases as a percentage of total license and other revenues or if a change in our cost estimates requires us to recognize a loss on this contract as the revenues under this contract are fixed.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by $1.5 million in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 due to the following:

  Lower compensation and consulting costs in the quarter ended June 30, 2002 due to a reduction in research and development personnel and consultants across all of the Company's business segments as compared to the prior year period;

  Approximately $232,000 of costs associated with services performed by research and development personnel under revenue generating contracts were included in the cost of license and other revenues in the quarter ended June 30, 2002;

  Lower tooling and other project related costs associated with semiconductor and system-level reference design projects as compared to the prior year period; and

  Our overall efforts to reduce discretionary operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $779,000 in the first quarter of fiscal 2003 as compared to the same period in the prior year due to:

  Lower compensation costs in the quarter ended June 30, 2002 due to a reduction in sales, marketing and administrative personnel as compared to the prior year period; and

  Lower legal, financial reporting, travel, corporate marketing, public relations and trade show expenditures resulting from our efforts to reduce discretionary operating costs.

Amortization of Intangibles

In conjunction with the acquisition of Odisei S.A. in May 1999, we recorded intangible assets related to goodwill and workforce that were being amortized on a straight-line basis over five and three years, respectively. Amortization charged to operations during the three-month period ending June 30, 2001 was $191,000. Upon adoption of SFAS No. 142 on April 1, 2002, goodwill is no longer amortized. The decrease in the amortization of intangibles as compared to the prior year period was due to the adoption of SFAS No. 142.

Other Income, Net

In the first quarters of fiscal 2003 and 2002, other income, net, was $43,000 and $344,000, respectively. The decrease in other income, net, as compared to the prior year period was due primarily to a significant decrease in interest income resulting from lower average cash and cash equivalent balances and lower interest rates. In addition, other income, net, in the first quarter of fiscal 2003 was impacted by the significant decline in the value of the U.S. dollar relative to the Euro during the period resulting in unfavorable foreign exchange losses related to the Company's subsidiary in France. Conversely, other income, net, in the first quarter of fiscal 2002 was favorably impacted by the increase in value of the U.S. dollar relative to the French franc during that period. See "Item 3. Quantitative And Qualitative Disclosures About Market Risk" elsewhere in the Report for further discussion of our exposure to currency risk.

Interest Expense

Interest expense for the three month period ended June 30, 2001 consisted mainly of charges associated with the 4% convertible subordinated debentures (the Debentures), as well as the amortization of the related debt discount and debt issuance costs. We redeemed the Debentures in December 2001.

Provision for Income Taxes

There was no tax provision recorded during the three month periods ended June 30, 2002 and 2001 due to net losses incurred.

Related Party Transactions

Given the currently low yields on governmental and corporate debt securities and money market funds, our Board of Directors (the Board) believes that we may benefit from investing in other classes of securities that may generate higher returns. Toward this end, in March 2002 the Board authorized us to open securities trading accounts and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. Under this arrangement, the Company received $150,000 from Mr. Parkinson during the quarter ended June 30, 2002; $131,000 was recorded as other income in the Condensed Consolidated Statements of Operations to offset losses and $19,000 was recorded as a liability. As of June 30, 2002, $191,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities. The remaining $809,000 was invested in money market funds.

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity, and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003 and its adoption did not have a material impact on the Company's results of operations.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents and short-term investments approximating $10.7 million, representing a decrease of approximately $1.7 million from March 31, 2002. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $1.7 million in the first three months of fiscal 2003 is primarily attributable to the net loss of $2.1 million, a $118,000 decrease in other accrued liabilities and a $317,000 decrease in deferred revenue. Cash used in operations was partially offset by an increase in accrued compensation of $176,000, a $170,000 decrease in inventory, an $80,000 decrease in other current assets, and non-cash items including depreciation and amortization of $480,000. Cash used in operations of approximately $2.2 million in the first quarter of fiscal 2002 is primarily attributable to the net loss of $4.4 million and decreases in accounts payable of $707,000 and deferred revenue of $666,000. Cash used in operations was partially offset by decreases in accounts receivable of $1.7 million and other current assets of $626,000, and non-cash items, including depreciation and amortization of $1.1 million.

Cash used in investing activities in the three months ended June 30, 2002 was attributable to net purchases of marketable equity securities of $191,000 and capital expenditures of $43,000, partially offset by proceeds from the sale of equipment of $11,000. Cash used in investing activities in the quarter ended June 30, 2001 was attributable to capital expenditures of $35,000.

Cash used in financing activities during the first quarter of fiscal 2003 consisted of proceeds resulting from the sale of our common stock to employees through our employee stock option plans. No cash was provided by financing activities in the quarter ended June 30, 2001.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under noncancelable operating leases. At June 30, 2002, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2003...................... $      1,079
   2004................................          499
   2005................................          322
   2006................................          286
   2007................................          261
   2008 and thereafter.................          955
                                         ------------
Total minimum payments................. $      3,402
                                         ============

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included the issuance of 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement filed with the SEC covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows and results of operations. The value of the shares still held by the lenders of $702,000 at June 30, 2002, based upon the $0.898 per share minimum potential redemption price, is reflected as contingently redeemable common stock in the condensed consolidated balance sheet.

Based upon our current expectations, we believe that our current cash, cash equivalents and short-term investments, together with cash generated from operations, will satisfy our expected working capital and capital expenditure requirements through at least June 30, 2003. However, we believe we will need additional working capital to fund operations shortly thereafter. Accordingly, we will be seeking additional financing and evaluating financing alternatives during the next twelve months in order to meet our cash requirements for the remainder of fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions we may be forced to cease operations.

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

We invest the majority of our surplus cash and cash equivalents in money market funds that bear variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments. However, given the currently low yields on such money market funds and other low-risk governmental and corporate debt securities, in March 2002 the Company's Board of Directors authorized us to open securities trading accounts and make investments in other classes of securities that may generate higher returns. The amount allocated for such investments was $1.0 million to be invested on behalf of 8x8, Inc. at the direction of the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We will need to raise additional capital to support our operations, and failure to do so in a timely manner may cause us to implement additional cost reduction strategies

As of June 30, 2002, we had approximately $10.7 million in cash and cash equivalents and short-term investments. Although we believe that our current cash and cash equivalents and short-term investments will satisfy our expected working capital and capital expenditure requirements through at least June 30, 2003, our business may change in ways we do not currently anticipate, requiring us to raise additional funds to support our operations earlier than otherwise expected. Accordingly, we will be seeking additional financing during the next twelve months in order to meet our cash requirements in fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions we may be forced to cease operations.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $2.2 million in the quarter ended June 30, 2002 and we ended the period with an accumulated deficit of $139.4 million. In addition, we recorded operating losses of $10.0 million and $74.4 million for the fiscal years ended March 31, 2002 and 2001, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We no longer satisfy the requirements to have our common stock traded on the Nasdaq National Market and our application for a listing on the Nasdaq SmallCap Market may not be granted or we may otherwise become delisted, resulting in a decline in the liquidity of our common stock

In April 2002, we were notified by the Nasdaq staff that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we might be delisted. As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by July 9, 2002, we subsequently applied for a transfer to the Nasdaq Smallcap Market. However, there is no guarantee that the Nasdaq staff will accept our transfer application, in which case our stock would be delisted. If we do obtain a listing on the Nasdaq SmallCap Market, there is no assurance that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on that system. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

  result in a decrease in the trading price of our common stock;
  lessen interest by institutions and individuals in investing in our common stock;
  make it more difficult to obtain analyst coverage; and

  make it more difficult for us to raise capital in the future.

If we fail to maintain effectiveness of a registration statement for the resale of shares of our common stock issued in connection with the redemption of our outstanding convertible debt, we may be forced to pay a cash penalty or redeem all or a portion of the shares causing our business to suffer

Under the terms of a registration rights agreement we entered into in connection with the redemption of our outstanding convertible debt, we agreed to register the 1,000,000 shares of our common stock issued to the former note holders for resale. If we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and may be required to redeem all or a portion of the shares of common stock held by the former note holders. Under the agreement, the redemption price would be the higher of $0.898 or the market price of our common stock at the time of the redemption. If we are required to pay a cash penalty or to redeem any of the shares, this will deplete our cash reserves, which may cause significant harm to our business, results of operations and financial condition.

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

Our business has been adversely affected by the downturn in the telecommunications industry and these developments will continue to impact our revenues and operating results

Through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001 and 2002, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and, in some cases, bankruptcies experienced by emerging service providers as well as a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment and related software, which has had a resulting impact on demand for Netergy's IP telephony semiconductor and software products and for Centile's hosted iPBX solution. If our current or potential customers are forced to defer or further curtail their capital spending programs, sales of our hosted iPBX and eSLEE products to telecommunication service providers and sales of our IP telephony semiconductors to manufacturers of telecommunication equipment may continue to be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have experienced consolidation. The loss of one or more of our current or potential telecommunication service provider or telecommunication equipment OEM customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

We expect the developments described above to continue to affect our business for at least the next several quarters in the following manner:

  our ability to accurately forecast revenue will be diminished;

  our revenues could be reduced; and

  our losses may increase because operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term.

Our business, operating results and financial condition could be materially and adversely impacted by any one or a combination of the above.

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

Our gross margin is affected by a number of factors including product mix, the recognition of license and other revenues for which there may be little or no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures, our product end of life announcement, and other factors, gross profit as a percentage of revenue for our videoconferencing semiconductor products will continue to decrease for the foreseeable future. Average selling prices realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

Variations in timing of sales may cause significant fluctuations in future operating results. In addition, because a significant portion of our business may be derived from orders placed by a limited number of large customers, including original equipment manufacturers, the timing of such orders can also cause significant fluctuations in our operating results. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or economic conditions. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing products, which would also have a material adverse effect on our business and operating results. As a result of these and other factors, it is likely that in some or all future periods our operating results will be below the expectations of investors, which would likely result in a significant reduction in the market price of our common stock.

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended June 30, 2002 and 2001, respectively, accounted for approximately 80% and 74% of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2002 and 2001 accounted for approximately 73% and 48%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

The long and variable sales and deployment cycles for our IP telephony products may cause our revenue and operating results to vary

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

As a result, it is difficult for us to predict the quarter in which our customers may purchase our IP telephony products, and our revenue and operating results may vary significantly from quarter to quarter.

We need to retain key personnel to support our products and ongoing operations

The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. While the pace of economic growth in the San Francisco Bay Area (where our corporate headquarters are located) has slowed in recent months, competition for highly-skilled engineering, sales, marketing, and support personnel has remained strong. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. Most of our officers or key employees are not bound by employment agreements for any specific term. However, we have provided Joe Parkinson, our Chairman and former Chief Executive Officer, through a resolution of our Board of Directors, with severance benefits that vest over time as a retention device. Similarly, the Board of Directors authorized severance arrangements with Bryan R. Martin, Dr. Philip Bednarz, David M. Stoll, and certain other vice-presidents of Netergy Microelectronics, Inc., however, all of these arrangements are fully vested. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business

We outsource the manufacturing of our semiconductor products to independent foundries and as such do not have internal manufacturing capabilities to meet our customers' demands. Our primary semiconductor manufacturer is Taiwan Semiconductor Manufacturing Corporation (TSMC). While TSMC has been a valuable and capable supplier, there are no assurances or supply contracts guaranteeing that they will continue to supply us with our required wafer supply. For instance, TSMC recently informed us that, subject to a transition period that we anticipate will last until December 31, 2002, they will no longer supply us with wafers for our existing videoconferencing semiconductor products, including VCP, LVP and VCPex. Furthermore, Taiwan is always subject to geological or geopolitical disturbances that could instantly cut off such supply. We also rely on other third party manufacturers for packaging and testing of our semiconductors.

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our semiconductor products, the time to port our technology to another foundry, the time to qualify the new versions of product, and the cost of this effort as well as the tooling associated with wafer production would have a material adverse effect on our business, operating results, and financial condition.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to lower our prices

Our products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. Excess inventory levels would subject us to the risk of inventory obsolescence and the risk that our selling prices may drop below our inventory costs, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, operating results, and financial condition.

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

Inability to protect our proprietary technology or our infringement of a third party's proprietary technology would disrupt our business

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. As of the date of this filing we hold forty-nine United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of who are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

Our products must comply with industry standards and FCC regulations, and changes may require us to modify existing products

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. IP telephony products rely heavily on standards such as H.323, SIP, MGCP, and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. We also must comply with certain rules and regulations of the Federal Communications Commission regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

Future regulation or legislation of the Internet could restrict our business or increase our cost of doing business

At present there are few laws or regulations that specifically address access to or commerce on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

In the first quarters of fiscal 2003 and 2002, we recorded sales to international customers of 52% and 64%, respectively, of total revenues. Sales to customers outside of the United States during the years ended March 31, 2002 and 2001 were 61% and 69% of total revenues, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment:

                                         Three Months Ended
                                            June 30,
                                       ------------------
                                          2002      2001
                                       --------  --------
   United States.....................       48%       36%
   Europe............................       35%       21%
   Asia Pacific......................       17%       43%
                                       --------  --------
                                           100%      100%
                                       ========  ========

Substantially all of our current semiconductor and system- level products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and other trade barriers, potentially adverse tax consequences, fluctuations in currency exchange rates, greater difficulty in collecting accounts receivable and longer collection periods, the impact of recessions in economies outside of the United States, and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. Taiwan in particular is subject to a high rate of natural disasters, such as earthquakes or typhoons, which could have significant impact on our suppliers and customers due to a delay in operations within that country. In addition, Taiwan's tenuous relationship with mainland China is a source of continuing concern due to potential hostilities. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results, and financial condition.

Our stock price has been highly volatile

The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

  actual or anticipated fluctuations in our operating results;
  announcements of technical innovations;
  loss of key personnel;
  new products or new contracts by us, our competitors or their customers;
  developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts, and other factors which could be unrelated to, or outside our control; and
  the potential delisting of our common stock.

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

(a) Exhibits.

None

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2002

8X8, INC.
(Registrant)
By: /s/ DAVID STOLL
David Stoll
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)