Form 10-Q
period 2002-09-30
8X8 INC /DE/
filed 2002-10-30
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares of the Registrant's Common Stock outstanding as of October 23, 2002 was 28,451,696.

    The Exhibit Index begins on page 25.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     September 30,    March 31,
                                                         2002          2002
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $      8,405  $     12,422
  Short-term investments...........................           77            --
  Accounts receivable, net ........................        1,457         1,239
  Inventory .......................................          116           733
  Other current assets ............................          819           612
                                                     ------------  ------------
    Total current assets ..........................       10,874        15,006
Property and equipment, net .......................        1,841         2,740
Intangibles and other assets ......................        1,898         1,907
                                                     ------------  ------------
                                                    $     14,613  $     19,653
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        361  $        548
  Accrued compensation ............................          809           921
  Accrued warranty ................................          476           478
  Deferred revenue ................................        1,765         2,421
  Other accrued liabilities .......................          786           958
  Income taxes payable ............................          259           280
                                                     ------------  ------------
    Total current liabilities .....................        4,456         5,606
                                                     ------------  ------------
Commitments and contingencies (Notes 5 and 9)
Contingently redeemable common stock...............          702           813

Stockholders' equity:
  Common stock ....................................           28            27
  Additional paid-in capital ......................      150,811       150,612
  Deferred compensation ...........................          (24)          (30)
  Accumulated other comprehensive loss ............           --           (99)
  Accumulated deficit .............................     (141,360)     (137,276)
                                                     ------------  ------------
    Total stockholders' equity ....................        9,455        13,234
                                                     ------------  ------------
                                                    $     14,613  $     19,653
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended        Six Months Ended
                                                   September 30,            September 30,
                                              --------------------     --------------------
                                                 2002       2001          2002       2001
                                              ---------  ---------     ---------  ---------
Product revenues ........................... $   1,301  $   1,440     $   2,675  $   3,035
License and other revenues .................     1,141      2,486         3,035      4,491
                                              ---------  ---------     ---------  ---------
   Total revenues ..........................     2,442      3,926         5,710      7,526
                                              ---------  ---------     ---------  ---------

Cost of product revenues ...................       702        410         1,307      1,361
Cost of license and other revenues .........       280         24           536        111
                                              ---------  ---------     ---------  ---------
   Total cost of revenues ..................       982        434         1,843      1,472
                                              ---------  ---------     ---------  ---------
Gross profit ...............................     1,460      3,492         3,867      6,054
                                              ---------  ---------     ---------  ---------
Operating expenses:
  Research and development .................     2,078      2,697         4,470      6,565
  Selling, general and administrative ......     1,852      2,367         4,035      5,329
  Amortization of intangibles ..............        --        191            --        382
                                              ---------  ---------     ---------  ---------
   Total operating expenses ................     3,930      5,255         8,505     12,276
                                              ---------  ---------     ---------  ---------
Loss from operations .......................    (2,470)    (1,763)       (4,638)    (6,222)
Other income, net ..........................       511        112           554        456
Interest expense ...........................        --       (332)           --       (664)
                                              ---------  ---------     ---------  ---------
Net loss ................................... $  (1,959) $  (1,983)    $  (4,084) $  (6,430)
                                              =========  =========     =========  =========

Net loss per basic and diluted share........ $   (0.07) $   (0.07)    $   (0.14) $   (0.24)
                                              =========  =========     =========  =========

Basic and diluted shares outstanding........    28,387     26,958        28,316     26,864
                                              =========  =========     =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Six Months Ended
                                                                        September 30,
                                                                 ----------------------
                                                                     2002        2001
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (4,084) $   (6,430)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................        959       2,165
       Other ..................................................         98          85
Changes in assets and liabilities..............................       (949)     (1,056)
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (3,976)     (5,236)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................        (84)       (123)
   Proceeds from sale of equipment ............................         31          55
   Short term investments -- trading activity, net.............        (77)         --
                                                                 ----------  ----------
      Net cash used in investing activities ...................       (130)        (68)
                                                                 ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................         89         204
                                                                 ----------  ----------
       Net cash provided by financing activities ..............         89         204
                                                                 ----------  ----------
Net decrease in cash and cash equivalents .....................     (4,017)     (5,100)
Cash and cash equivalents at the beginning of the period ......     12,422      24,126
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $    8,405  $   19,026
                                                                 ==========  ==========
Supplemental non-cash disclosure:
   Common stock issued to satisfy interest obligations ........ $       --  $       97
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

  8x8 has a third product line that includes consumer videophones, telephones and communication software that are being designed to offer voice and video communication services that work over broadband data connections and the Internet.

In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001.

The possibility that the Company will not be able to meet its obligations as and when they become due over the next twelve months raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company has been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, the Company plans to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet its cash requirements for the remainder of fiscal 2004.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2002 and notes thereto included in the Company's fiscal 2002 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

3. SHORT-TERM INVESTMENTS

The Company's short-term investments primarily comprise publicly traded corporate equity securities. All short-term investments are held in the Company's name and are custodied with major financial institutions. The specific identification method is used to compute the gains and losses on equity securities. At September 30, 2002, all of the Company's short-term investments were classified as trading securities. Unrealized gains and losses on these investments are included in other income, net, in the condensed consolidated statements of operations.

Given the currently low yields on governmental and corporate debt securities and money market funds, the Board of Directors (the Board) believes that the Company may benefit from investing in other classes of securities that may generate higher returns. Toward this end, in March 2002 the Board authorized the Company to open securities trading accounts and make investments of up to $1.0 million, as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on the Company's cash flows and results of operations. As part of the arrangement, the Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. Under this arrangement, the Company received $20,000 from Mr. Parkinson during the quarter ended September 30, 2002; $6,000 was recorded as other income in the condensed consolidated statements of operations to offset losses incurred and $14,000 was payable to Mr. Parkinson at September 30, 2002. As of September 30, 2002, $77,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities. The remaining $923,000 was invested in money market funds.

4. BALANCE SHEET DETAIL

                                         September 30,    March 31,
                                             2002          2002
                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .. $         47  $        528
   Finished goods .....................           69           205
                                         ------------  ------------
                                        $        116  $        733
                                         ============  ============

5. CONVERTIBLE SUBORDINATED DEBENTURES

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

Under the terms of a registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not comply with the Maintenance Requirements in the future, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The shares held by the lenders at September 30, 2002 were recorded at their potential redemption value at September 30, 2002 of $702,000 and classified as contingently redeemable common stock due to the redemption rights described above. The Company will not mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

6. NET LOSS PER SHARE

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

                                            Three Months Ended
                                               September 30,
                                          --------------------
                                             2002       2001
                                          ---------  ---------
Common stock options ...................     9,789      7,118
Warrants................................       701        701
Convertible subordinated debentures ....        --        638
Unvested restricted common stock .......        --          1
                                          ---------  ---------
                                            10,490      8,458
                                          =========  =========

7. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive losses for the three and six month periods ended September 30, 2002 and 2001 were as follows (in thousands):

                                            Three Months Ended     Six Months Ended
                                               September 30,         September 30,
                                          --------------------  --------------------
                                             2002       2001       2002       2001
                                          ---------  ---------  ---------  ---------
Net loss, as reported................... $  (1,959) $  (1,983) $  (4,084) $  (6,430)
Reclassification of gain included
   in net loss..........................        --       (185)        --       (115)
Cumulative translation adjustment.......        --        (56)         7         42
                                          ---------  ---------  ---------  ---------
Comprehensive loss...................... $  (1,959) $  (2,224) $  (4,077) $  (6,503)
                                          =========  =========  =========  =========

8. SEGMENT REPORTING

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

  The Corporate and Other segment represent the business activities of the parent entity, 8x8, Inc. The results for the Corporate and Other segment principally reflect activities related to the development and trial deployment of the Packet8 telephony service, sale of videophones, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

The following table illustrates results by segment (in thousands):

                                            Three Months Ended     Six Months Ended
                                               September 30,         September 30,
                                          --------------------  --------------------
                                             2002       2001       2002       2001
                                          ---------  ---------  ---------  ---------
Revenues
Netergy................................. $   2,044  $   3,203  $   5,098  $   6,732
Centile ................................       325         85        476        106
Corporate and Other ....................        73        638        136        688
                                          ---------  ---------  ---------  ---------
   Total revenues ...................... $   2,442  $   3,926  $   5,710  $   7,526
                                          =========  =========  =========  =========

Gross profit
Netergy................................. $   1,140  $   2,770  $   3,424  $   5,291
Centile ................................       285         85        369        106
Corporate and Other ....................        35        637         74        657
                                          ---------  ---------  ---------  ---------
   Total gross profit .................. $   1,460  $   3,492  $   3,867  $   6,054
                                          =========  =========  =========  =========

Operating loss
Netergy................................. $  (1,127) $     (33) $  (1,662) $  (1,027)
Centile ................................      (508)    (1,435)    (1,276)    (3,802)
Corporate and Other ....................      (835)      (295)    (1,700)    (1,393)
                                          ---------  ---------  ---------  ---------
  Total operating loss ................. $  (2,470) $  (1,763) $  (4,638) $  (6,222)
                                          =========  =========  =========  =========

Net income/(loss)
Netergy................................. $  (1,119) $      47  $  (1,569) $    (865)
Centile ................................      (513)    (1,477)    (1,346)    (3,711)
Corporate and Other ....................      (327)      (553)    (1,169)    (1,854)
                                          ---------  ---------  ---------  ---------
  Total net loss ....................... $  (1,959) $  (1,983) $  (4,084) $  (6,430)
                                          =========  =========  =========  =========

There were no significant reconciling items between the segments for the revenue, gross profit, operating loss, and net loss amounts.

9. LEGAL PROCEEDINGS

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS No. 146 will have a material impact on our results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding anticipated cost savings arising from the workforce reduction implemented in July 2002; our belief that we remain eligible to be quoted on the Nasdaq SmallCap Market until April 7, 2003; our expectation of receipt of last time buy orders related to the end of life of our videoconferencing products and the timing and ability to fulfill such last time buy orders; our cost estimates under contracts accounted for using the percentage of completion method; factors that could impact our gross margins; the sufficiency of cash and cash equivalents and short-term investments to fund our ongoing obligations through at least June 30, 2003, efforts to raise additional financing, the acquisition of or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market telecommunication technology for Internet Protocol, or IP, telephony and video applications. The Company has three product lines: voice and video semiconductors and related software; software that implements the functionality of a private branch exchange, or PBX, over data networks; and telephones, videophones, and communication services that are being designed to operate over broadband data connections and the Internet.

The Company has two primary subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile). Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers, or OEMs, of telephones, terminal adapters, and other endpoint communication devices and to other semiconductor companies. Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that are commonly found in a typical business phone system. 8x8, at the parent company level, is developing its third product line that includes consumer telephones, videophones, and communication software and services that are being designed to operate over broadband data networks.

During the first quarter of fiscal 2003, we were notified by Nasdaq that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we might be delisted. As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by July 9, 2002, we subsequently applied for and received authorization to transfer to the Nasdaq SmallCap Market. We began trading on the Nasdaq SmallCap Market on July 26, 2002. As a result of our transfer to the Nasdaq SmallCap Market, our delisting determination was extended an additional ninety days until October 7, 2002. Although our common stock did not achieve a closing bid price of $1.00 for at least ten consecutive trading days before October 7, 2002, we believe that we have met the initial listing criteria for the Nasdaq SmallCap Market as of October 7, 2002. As a result, we expect to remain eligible to be quoted on the Nasdaq SmallCap Market for an additional 180-calendar day grace period, expiring on April 7, 2003, subject to our compliance with the continued listing requirements during the extended grace period.

In July 2002, we notified our customers that we were initiating an end of life program for our existing videoconferencing semiconductor products, including LVP, VCP and VCPex, due to declining demand and our inability to ensure the supply of videoconferencing semiconductor wafers from Taiwan Semiconductor Manufacturing Corporation, our sole supplier of wafers for these products. We anticipate receiving last time buy orders from customers for the aforementioned products through October 31, 2002, with product shipments anticipated through May 31, 2003. Revenues derived from sales of our videoconferencing semiconductors were $1.1 million during the six months ended September 30, 2002 and were $4.1 million during the fiscal year ended March 31, 2002.

In July 2002, we reduced our workforce to further align our cost structure with changing market conditions. The reduction totaled 13 employees, representing approximately 13% of our total workforce. We paid approximately $98,000 in severance, which has been included in sales, general and administrative and research and development costs, and anticipate that the reduction will result in cost savings of approximately $1,000,000 over the next twelve months.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and six month periods ended September 30, 2002 and 2001, respectively, expressed as a percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues.

                                                Three Months Ended          Six Months Ended
                                                   September 30,              September 30,
                                         ---------------------------  --------------------------
                                               2002         2001           2002          2001
                                          ------------  ------------  ------------  ------------

Product revenues .......................           53%           37%           47%           40%
License and other revenues .............           47%           63%           53%           60%
                                          ------------  ------------  ------------  ------------
   Total revenues ......................          100%          100%          100%          100%
                                          ------------  ------------  ------------  ------------

Cost of product revenues ...............           54%           28%           49%           45%
Cost of license and other revenues .....           25%            1%           18%            2%
                                          ------------  ------------  ------------  ------------
   Total cost of revenues ..............           40%           11%           32%           20%
                                          ------------  ------------  ------------  ------------
Gross profit ...........................           60%           89%           68%           80%
                                          ------------  ------------  ------------  ------------
Operating expenses:
  Research and development .............           85%           69%           78%           87%
  Selling, general and administrative ..           76%           60%           71%           71%
  Amortization of intangibles ..........           --             5%           --             5%
                                          ------------  ------------  ------------  ------------
   Total operating expenses ............          161%          134%          149%          163%
                                          ------------  ------------  ------------  ------------
Loss from operations ...................         -101%          -45%          -81%          -83%
Other income, net ......................           21%            3%           10%            6%
Interest expense .......................           --            -8%           --            -9%
                                          ------------  ------------  ------------  ------------
Net loss ...............................          -80%          -50%          -71%          -86%
                                          ============  ============  ============  ============

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

Revenues

Product revenues were $1.3 million in the second quarter of fiscal 2003, a decrease of $100,000 from the $1.4 million reported in the second quarter of fiscal 2002. Product revenues were $2.7 million for the six month period ended September 30, 2002, a decrease of approximately $300,000 from the $3.0 million reported in the prior year period. The decreases in the three and six month periods ended September 30, 2002 as compared to the corresponding periods in the prior year were due primarily to a decrease in unit shipments of videoconferencing semiconductor products, offset partially by increased sales of our IP telephony semiconductors and increases in average selling prices (ASPs) of our videoconferencing semiconductor products. As a result, for the three months ended September 30, 2002 as compared to the same period in the prior year, we realized an overall decrease in videoconferencing semiconductor revenue of $759,000, partially offset by a $523,000 increase in sales of our IP telephony semiconductor products. For the six months ended September 30, 2002 as compared to the same period in the prior year, we realized an overall decrease in videoconferencing semiconductor revenue of $1.4 million, partially offset by a $840,000 increase in sales of our IP telephony semiconductor products.

Due to reduced demand and difficulties in ensuring supply, in July 2002, we announced the end of life of our existing videoconferencing semiconductor products, including VCP, VCPex, and LVP, that have historically generated substantially all of our videoconferencing semiconductor product revenues. We anticipate receiving last time buy orders from customers for the aforementioned products through October 31, 2002, with product shipments anticipated through May 31, 2003. Total videoconferencing semiconductor product revenues approximated $404,000 and $1.1 million for the quarter and six month period ended September 30, 2002, respectively. As a result of the end of life of our existing videoconferencing semiconductor products, we will become more dependent on the growth of revenues from sales of our IP telephony semiconductor products.

License and other revenues were $1.1 million in the second quarter of fiscal 2003, as compared to the $2.5 million reported in the second quarter of fiscal 2002. License and other revenues, the majority of which are considered to be non-recurring in nature, consist primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses, and revenue derived under contracts to perform nonrecurring development services. The decrease of approximately $1.4 million was due to the following factors:

  A decrease of approximately $637,000 in non-recurring license and maintenance revenues associated with our license of SCE technology to Lucent;

  A decrease of approximately $535,000 in non-recurring license and maintenance revenues from Netergy's IP telephony technology; and

  A decrease of approximately $500,000 in non-recurring license revenues related to Netergy's videoconferencing technology.

These decreases were partially offset by:

  A $180,000 increase in license and maintenance revenues associated with Centile's hosted iPBX product; and

  Approximately $285,000 of revenues recognized by Netergy under a contract to develop our next-generation video compression semiconductor product that is accounted for using the percentage of completion method. Profit estimates on this contract are revised periodically based on changes in facts; any loss would be recognized immediately. We have not recognized any loss to date, but changes in our cost estimates could require us to recognize a loss in a future period as the revenues under this contract are fixed.

License and other revenues were $3.0 million for the six month period ended September 30, 2002, a decrease of approximately $1.5 million, primarily due to the reasons set forth above, compared to the $4.5 million reported in the prior year period.

Four customers represented more than 10% of our total revenues for the quarter ended September 30, 2002. These customers represented 18%, 13%, 12% and 12% of our total revenues, respectively. During the same period in the prior year we also had four customers represent greater than 10% of our total revenues. Those percentages were 17%, 16%, 11%, and 10%, respectively. Three customers represented 15%, 13%, and 11% of our total revenues, respectively, for the six month period ended September 30, 2002. Two customers represented 16% and 12% of our total revenues, respectively, for the six month period ended September 30, 2001.

Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                         Three Months Ended   Six Months Ended
                                            September 30,       September 30,
                                       ------------------  ------------------
                                          2002      2001      2002      2001
                                       --------  --------  --------  --------
   North America.....................       32%       40%       41%       38%
   Europe............................       30%       21%       33%       21%
   Asia Pacific......................       38%       39%       26%       41%
                                       --------  --------  --------  --------
                                           100%      100%      100%      100%
                                       ========  ========  ========  ========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues decreased to approximately $600,000 for the second quarter of fiscal 2003 from $1.0 million for the quarter ended September 30, 2001 and product gross margins decreased from 72% to 46%. The decrease in product gross margin and gross profit is due in large part to the fact that our IP telephony semiconductors generally have lower gross margins than those historically derived from sales of our videoconferencing semiconductors. Sales of low margin video phones also put negative pressure on product gross profit in the most recent quarter. Gross profit from product revenues decreased to approximately $1.4 million for the six month period ended September 30, 2002 from $1.6 million during the corresponding period of the prior year due to a decrease in product revenues and units shipped.

Our product gross margin is affected by a number of factors including product mix, product pricing, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. Average selling prices realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products, resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. To respond to competitive pricing pressures, we will be required to introduce differentiated products and continue to reduce costs as a means of maintaining or improving our margins. We may not be successful in our development efforts or product cost reduction measures and may face continued erosion of margins.

Gross profit from license and other revenues, which were largely nonrecurring, was $860,000 and $2.5 million in the second quarters of fiscal 2003 and 2002, respectively. Associated gross margins were 75% and 99% in the second quarters of fiscal 2003 and fiscal 2002, respectively. The decrease in gross margin from fiscal 2002 to fiscal 2003 was due primarily to costs incurred to perform development services under revenue generating contracts in the second quarter of fiscal 2003 that were included in the cost of license and other revenues. Gross margins associated with license and other revenues may be adversely impacted in the future if revenues derived from our existing contract to perform nonrecurring engineering services associated with the development of our next-generation video compression semiconductor product increases as a percentage of total license and other revenues or if a change in our cost estimates requires us to recognize a loss on this contract, as the revenues under this contract are fixed. Gross margin decreased from 98% during the six months ended September 30, 2001 to 82% in the corresponding period in the current fiscal year primarily due to the same reasons provided above.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by $619,000 in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002, and decreased by approximately $2.1 million in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002. The significant decreases in research and development expenses for the three and six month periods ended September 30, 2002 as compared to the comparable periods in the prior year are due to the following:

  The shift in engineering resources from research and development functions to revenue generating contracts; these costs approximated $248,000 and $480,000 for the quarter and six month periods ended September 30, 2002, respectively, and were included in cost of license and other revenue;

  Lower compensation costs due to a reduction in research and development personnel as compared to the comparable prior year periods;

  Lower depreciation expense due to the retirement of assets;

  Lower repair and maintenance costs due to the expiration of certain annual maintenance contracts for third party software that were not renewed; and

  Our overall efforts to reduce discretionary operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $515,000 in the second quarter of fiscal 2003 as compared to the same period in the prior year and decreased by approximately $1.3 million in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002. The decreases in selling, general and administrative expenses during the three and six month periods ended September 30, 2002 as compared to the comparable periods in the prior year are primarily attributable to:

  Lower compensation costs in the quarter ended September 30, 2002 due to a reduction in sales and administrative personnel as compared to the prior year period; and

  Lower legal, financial reporting, travel, corporate marketing, public relations and trade show expenditures resulting from our efforts to reduce discretionary operating costs.

Amortization of Intangibles

In conjunction with the acquisition of Odisei S.A. in May 1999, we recorded intangible assets related to goodwill and workforce that were being amortized on a straight-line basis over five and three years, respectively. Amortization charged to operations during the three and six month periods ended September 30, 2001 was $191,000 and $382,000, respectively. The decrease in amortization as compared to the prior year period was due to the cessation of amortization of intangibles as a result of the adoption of SFAS No. 142 at the beginning of fiscal 2003.

Other Income, Net

In the second quarters of fiscal 2003 and 2002, other income, net, was $511,000 and $112,000, respectively. The significant increase was due primarily to the receipt of approximately $560,000 in Canadian research and development and other tax credits generated by our former Canadian operations. No further refundable tax credits are expected from Canada. The tax credit gain was offset by the write off of approximately $92,000, which represented the balance of the cumulative translation adjustment generated from the translation of the financial statements of our Canadian subsidiary, which has been substantially liquidated.

During the six months ended September 30, 2002 and 2001, other income, net, was $554,000 and $456,000, respectively. Apart from the tax credit receipt in the second quarter of fiscal 2003 described above, other income, net, consists primarily of interest income earned on our cash and cash equivalents and foreign exchange gains and losses. Interest income has continued to decrease due to significantly lower average cash and cash equivalent balances combined with lower interest rates. See "Item 3. Quantitative And Qualitative Disclosures About Market Risk" elsewhere in the Report for further discussion of our exposure to currency risk.

Interest Expense

Interest expense for the three and six month periods ended September 30, 2001 consisted mainly of charges associated with the 4% convertible subordinated debentures (the Debentures), as well as the amortization of the related debt discount and debt issuance costs. We redeemed the Debentures in December 2001.

Provision for Income Taxes

There were no tax provisions recorded during the three and six month periods ended September 30, 2002 and 2001, due to net losses incurred.

Related Party Transactions

In June 2002, STMicroelectronics NV and subsidiaries (STM), an affiliate of the Company, acquired Alcatel Microelectronics NV (AME). AME, now a wholly owned subsidiary of STM, was a customer of Netergy and supplier of semiconductors. The Company will now purchase semiconductors from STM. Transactions between the Company and STM were not material during the three and six months ended September 30, 2002.

Given the currently low yields on governmental and corporate debt securities and money market funds, our Board of Directors (the Board) believes that we may benefit from investing in other classes of securities that may generate higher returns. Toward this end, in March 2002 the Board authorized us to open securities trading accounts and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. Under this arrangement, the Company received $20,000 from Mr. Parkinson during the quarter ended September 30, 2002; $6,000 was recorded as other income in the Condensed Consolidated Statements of Operations to offset losses and $14,000 was recorded as payable to Mr. Parkinson. For the six month period ended September 30, 2002 the Company has recorded a total of $137,000 received from Mr. Parkinson to offset losses. As of September 30, 2002, $77,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities. The remaining $923,000 was invested in money market funds.

Recent Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity, and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 in the first quarter of fiscal 2003 and its adoption did not have a material impact on our results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS No. 146 will have a material impact on our results of operations.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents and short-term investments approximating $8.5 million, representing a decrease of approximately $2.2 million from June 30, 2002. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $4.0 million in the first six months of fiscal 2003 is primarily attributable to the net loss of $4.1 million, an increase in accounts receivable and other current assets of $218,000 and $207,000, respectively, a $172,000 decrease in other accrued liabilities, a $656,000 decrease in deferred revenue, and a $299,000 decrease in accounts payable and accrued compensation. Cash used in operations was partially offset by a $617,000 decrease in inventory and $1.1 million in non-cash items, including depreciation and amortization. Cash used in operations of approximately $5.2 million in the first six months of fiscal 2002 was primarily attributable to the net loss of $6.4 million and decreases in accounts payable of $594,000 and accrued compensation of $490,000 and deferred revenue of $2 million. Cash used in operations was partially offset by decreases in accounts receivable of $1.7 million and other current assets of $489,000, and non-cash items, including depreciation and amortization of $2.2 million.

Cash used in investing activities in the six months ended September 30, 2002 was attributable to net purchases of marketable equity securities of $77,000 and capital expenditures of $84,000, partially offset by proceeds from the sale of equipment of $31,000. Cash used in investing activities in the six months ended September 30, 2001 was attributable to capital expenditures of $123,000 offset by proceeds from the sale of equipment of $55,000.

Cash provided by financing activities during the first six months of fiscal 2003 as well as the first six months of fiscal 2002, consisted primarily of proceeds resulting from the sale of common stock to employees through our employee stock purchase and stock option plans.

As of September 30, 2002, our principal commitments consisted of obligations outstanding under noncancelable operating leases. At September 30, 2002, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2003...................... $        723
   2004................................          503
   2005................................          326
   2006................................          291
   2007................................          265
   2008 and thereafter.................          973
                                         ------------
Total minimum payments................. $      3,081
                                         ============

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included the issuance of 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement filed with the SEC covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows and results of operations. The value of the shares still held by the lenders of $702,000 at September 30, 2002, based upon the $0.898 per share minimum potential redemption price, is reflected as contingently redeemable common stock in the condensed consolidated balance sheet.

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, will satisfy our expected working capital and capital expenditure requirements through at least June 30, 2003. However, we believe we will need additional working capital to fund operations shortly thereafter. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we plan to seek additional financing and evalute financing alternatives during the next twelve months in order to meet our cash requirements for the remainder of fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

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

We invest the majority of our surplus cash and cash equivalents in money market funds that bear variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments. However, given the currently low yields on such money market funds and other low-risk governmental and corporate debt securities, in March 2002 our Board of Directors authorized us to open securities trading accounts and make investments in other classes of securities that may generate higher returns. The amount allocated for such investments was $1.0 million to be invested on behalf of 8x8, Inc. at the direction of the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on our cash flows and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We will need to raise additional capital to support our operations, and failure to do so in a timely manner may cause us to implement additional cost reduction strategies

As of September 30, 2002, we had approximately $8.5 million in cash and cash equivalents and short-term investments. Although we believe that our current cash and cash equivalents and short-term investments will satisfy our expected working capital and capital expenditure requirements through at least June 30, 2003, our business may change in ways we do not currently anticipate, requiring us to raise additional funds to support our operations earlier than otherwise expected. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we plan to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet our cash requirements for the remainder of fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions we may be forced to cease operations.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $2.5 million in the quarter ended September 30, 2002 and we ended the period with an accumulated deficit of $141 million. In addition, we recorded operating losses of $10.0 million and $74.4 million for the fiscal years ended March 31, 2002 and 2001, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the Nasdaq SmallCap Market

In April 2002, we were notified by the Nasdaq staff that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we might be delisted. As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by July 9, 2002, we transferred to and began trading on the Nasdaq SmallCap Market on July 26, 2002. As a result of our transfer to the Nasdaq SmallCap Market, our delisting determination was extended an additional ninety days until October 7, 2002. Although our common stock did not achieve a closing bid price of $1.00 for at least ten consecutive trading days before October 7, 2002, we believe that we have met the initial listing criteria for the Nasdaq SmallCap Market as of October 7, 2002. As a result, we expect to remain eligible to be quoted on the Nasdaq SmallCap Market for an additional 180-calendar day grace period, expiring on April 7, 2003, subject to our compliance with the continued listing requirements during the extended grace period. However, there is no assurance that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on that system. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

  result in a decrease in the trading price of our common stock;
  lessen interest by institutions and individuals in investing in our common stock;
  make it more difficult to obtain analyst coverage; and

  make it more difficult for us to raise capital in the future.

If we fail to maintain effectiveness of a registration statement for the resale of shares of our common stock issued in connection with the redemption of our previously outstanding convertible debt, we may be forced to pay a cash penalty or redeem all or a portion of the shares, causing our business to suffer

Under the terms of a registration rights agreement we entered into in connection with the redemption of our outstanding convertible debt, we agreed to register the 1,000,000 shares of our common stock issued to the former note holders for resale. If we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and may be required to redeem all or a portion of the shares of common stock held by the former note holders. Under the agreement, the redemption price would be the higher of $0.898 or the market price of our common stock at the time of the redemption. If we are required to pay a cash penalty or to redeem any of the shares, this will deplete our cash reserves, which may cause significant harm to our business, results of operations and financial condition.

The growth of our business and future profitability depends on future IP telephony revenue

We believe that our business and future profitability will be largely dependent on widespread market acceptance of our IP telephony technology and products. Our videoconferencing semiconductor business has not provided sufficient revenues to profitably operate our business, and we have notified our customers of the end of life of these products. To date, we have not generated significant revenue from the sale of our IP telephony products. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

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

Our business has been adversely affected by the downturn in the telecommunications industry and these developments will continue to impact our revenues and operating results

Through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001 and 2002, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and, in some cases, bankruptcies experienced by emerging service providers, as well as a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment and related software, which has had a resulting impact on demand for Netergy's IP telephony semiconductor and software products and for Centile's hosted iPBX solution. If our current or potential customers are forced to defer or further curtail their capital spending programs, sales of our hosted iPBX and eSLEE products to telecommunication service providers and sales of our IP telephony semiconductors to manufacturers of telecommunication equipment may continue to be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have experienced consolidation. The loss of one or more of our current or potential telecommunication service provider or telecommunication equipment OEM customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

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

Our gross margin is affected by a number of factors including product mix, the recognition of license and other revenues for which there may be little or no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentages of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures, our product end of life announcement, and other factors, gross profit as a percentage of revenue for our videoconferencing semiconductor products will continue to decrease. Average selling prices realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products, resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

Variations in timing of sales may cause significant fluctuations in future operating results. Because a significant portion of our business may be derived from orders placed by a limited number of large customers, including original equipment manufacturers, the timing of such orders can cause significant fluctuations in our operating results. Anticipated orders from customers may fail to materialize. Delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements or economic conditions. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing products, which would also have a material adverse effect on our business and operating results. As a result of these and other factors, it is likely that in some or all future periods our operating results will be below the expectations of investors, which would likely result in a significant reduction in the market price of our common stock.

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended September 30, 2002 and 2001, respectively, accounted for approximately 81% and 86% of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2002 and 2001, accounted for approximately 73% and 48%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

The long and variable sales and deployment cycles for our IP telephony products may cause our revenue and operating results to vary

Our IP telephony software and semiconductor products, including our hosted iPBX Packet8 telephony service and our Audacity family of semiconductors, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. We do not possess the capital infrastructure required to invest in extensive marketing or advertising campaigns that may be required in order to sell these products. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

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

We need to retain key personnel to support our products and ongoing operations

The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. While the pace of economic growth in the San Francisco Bay Area (where our corporate headquarters are located) has slowed in recent months, competition for highly-skilled engineering, sales, marketing, and support personnel has remained strong. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. Most of our officers or key employees are not bound by employment agreements for any specific term. However, we have provided Joe Parkinson, our Chairman and former Chief Executive Officer, through a resolution of our Board of Directors, with severance benefits that vest over time as a retention device. Similarly, the Board of Directors authorized severance arrangements with Bryan R. Martin, our Chief Executive Officer, Dr. Philip Bednarz, Chief Executive Officer of Netergy Microelectronics, Inc. (Netergy) and certain other vice-presidents of Netergy, however, all of these arrangements are fully vested. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business

We outsource the manufacturing of our semiconductor products to independent foundries and as such do not have internal manufacturing capabilities to meet our customers' demands. Our primary semiconductor manufacturer has been Taiwan Semiconductor Manufacturing Corporation (TSMC). TSMC recently informed us that, subject to a transition period that we anticipate will last until December 31, 2002, they will no longer supply us with wafers for our existing videoconferencing semiconductor products, including LVP, VCP and VCPex. As a result, we have notified our customers of the end of life of our videoconferencing products. In addition, we have shifted the manufacture of our voice over IP semiconductors from TSMC to an affiliate of STMicroelectronics NV. STMicroelectronics NV, or its contract manufacturer, TSMC, will be the sole manufacturer of our semiconductor products. Furthermore, to the extent TSMC is utilized, Taiwan is always subject to geological or geopolitical disturbances that could instantly cut off such supply. We also rely on other third party manufacturers for packaging and testing of our semiconductors.

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our semiconductor products, the time to port our technology to another foundry, the time to qualify the new versions of product, and the cost of this effort as well as the tooling associated with wafer production would have a material adverse effect on our business, operating results, and financial condition. For our consumer videophones, IP telephones and media hub devices that are used with our hosted iPBX and Packet8 telephony service, we rely on the availability of these semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are not available from any other manufacturer.

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

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business

Many of the potential customers for our hosted iPBX and Packet8 telephony service products have requested that our products be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition, and results of operations. Our Packet8 telephony service depends on the availability of third party network service providers that provide telephone numbers and PSTN call termination services to our software. Many of these network service providers are financially affected by the downturn in the telecommunications industry and may be forced to terminate the services that we depend on. The time to interface our technology to another network service provider and qualify this new service could have a material adverse effect on our business, operating results, and financial condition.

We may have difficulty identifying the source of the problem when there is a problem in a network

Our hosted iPBX and Packet8 telephony service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our hosted iPBX solution, Packet8 telephony service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

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

In addition, our focus on developing a range of technology products, including semiconductors and related embedded software, hosted iPBX solutions, and Packet8 telephony service products, places a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as software or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. For example, certain competitors in the market for our semiconductor products maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. Many also have greater name recognition and a larger installed base of products than we have. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results, and financial condition.

If we do not develop and maintain successful partnerships for IP telephony products, we may not be able to successfully market our solutions

We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. IP telephony communication systems are extremely complex and few, if any, companies possess all the required technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

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

Our products must comply with industry standards and FCC regulations, and changes may require us to modify existing products

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our IP telephony products rely heavily on standards such as SIP, H.323, MGCP and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

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

We may transition to smaller geometry process technologies and higher levels of design integration, which could disrupt our business

We continuously evaluate the benefits, on an integrated circuit, product-by-product basis, of migrating to smaller geometry process technologies in order to reduce costs related to the development and production of our semiconductors or to improve their performance. We believe that the transition of our products to increasingly smaller geometries will be important for us to remain competitive. We have in the past experienced difficulty in migrating to new manufacturing processes - which has resulted and could continue to result in reduced yields, delays in product deliveries, and increased expense levels. Moreover, we are dependent on relationships with our foundry and their partners to migrate to smaller geometry processes successfully. If any such transition is substantially delayed or inefficiently implemented, we may experience delays in product introductions and incur increased expenses. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. We cannot predict whether higher levels of design integration or the use of third-party intellectual property will adversely affect our ability to deliver new integrated products on a timely basis, or at all.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

We recorded sales to international customers of 68% and 59% of total revenues during the three and six month periods ended September 30, 2002, respectively. Sales to customers outside of the United States during the years ended March 31, 2002 and 2001 were 61% and 69% of total revenues, respectively. The following table illustrates our net revenues by geographic area expressed as a percentage of total revenues for the corresponding period. Revenues are attributed to countries based on the destination of shipment:

                                         Three Months Ended   Six Months Ended
                                            September 30,       September 30,
                                       ------------------  ------------------
                                          2002      2001      2002      2001
                                       --------  --------  --------  --------
   North America.....................       32%       40%       41%       38%
   Europe............................       30%       21%       33%       21%
   Asia Pacific......................       38%       39%       26%       41%
                                       --------  --------  --------  --------
                                           100%      100%      100%      100%
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

We may face interruption of production and services due to increased security measures in response to recent and potential future terrorist activities

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of wafers and products from our independent suppliers, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the terrorist activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2002 Annual Meeting of Stockholders was held on July 23, 2002 at the Company's principal executive offices in Santa Clara, California. At the meeting, 19,918,689 shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 71% of eligible votes associated with outstanding votable securities.

The voting results by proposal were as follows:

PROPOSAL 1. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:

Name of Nominee	Votes Cast For	Votes Withheld
Dr. Bernd Girod	19,525,788	392,901
Guy Hecker	19,534,738	383,951
Christos Lagomichos	19,472,488	446,201
Bryan R. Martin	19,534,738	383,951
Joe Parkinson	19,503,238	415,451
William P. Tai	19,534,738	383,951

PROPOSAL 2. The ratification and appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending March 31, 2003 was approved by the stockholders with 19,727,767 voting in favor, 131,198 voting against and 59,724 abstaining.

PROPOSAL 3. The amendment of the Company's 1996 Director Option Plan (the "Director Plan") to (i) increase the aggregate number of shares of common stock from 500,000 shares to 1,000,000 shares, and (ii) provide for an increase in the number of shares granted as non-discretionary option grants under the Director Plan was approved by the stockholders with 18,220,359 voting in favor, 1,536,823 voting against and 161,507 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT No.	EXHIBIT TITLE
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

i)	On July 10, 2002, we filed a Current Report on Form 8-K dated July 10, 2002 announcing that the Company had applied for listing on the Nasdaq SmallCap Market.
ii)	Only July 24, 2002, we filed a Current Report on Form 8-K dated July 24, 2002 announcing that James Sullivan had been appointed Chief Financial Officer of the Company, replacing David Stoll.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2002

8X8, INC.
(Registrant)
By: /S/ JAMES SULLIVAN
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)

OFFICER CERTIFICATIONS

I, Bryan R. Martin, certify that:

  I have reviewed this quarterly report on Form 10-Q of 8x8, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 29, 2002

/S/ BRYAN R. MARTIN

Bryan R. Martin

President and Chief Executive Officer

I, James Sullivan, certify that:

  I have reviewed this quarterly report on Form 10-Q of 8x8, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 29, 2002

/S/ JAMES SULLIVAN

James Sullivan

Chief Financial Officer, Vice President of Finance and Secretary