Form 10-Q
period 2002-12-31
8X8 INC /DE/
filed 2003-01-30
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    The number of shares of the Registrant's Common Stock outstanding as of January 21, 2003 was 28,451,696.

    The Exhibit Index begins on page 27.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                      December 31,    March 31,
                                                         2002          2002
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $      6,147  $     12,422
  Short-term investments...........................          178            --
  Accounts receivable, net ........................        1,192         1,239
  Inventory .......................................          411           733
  Other current assets ............................          675           612
                                                     ------------  ------------
    Total current assets ..........................        8,603        15,006
Property and equipment, net .......................        1,305         2,740
Intangibles and other assets ......................        1,637         1,907
                                                     ------------  ------------
                                                    $     11,545  $     19,653
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        659  $        548
  Accrued compensation ............................        1,423           921
  Accrued warranty ................................          476           478
  Deferred revenue ................................        1,255         2,421
  Other accrued liabilities .......................          884           958
  Income taxes payable ............................          229           280
                                                     ------------  ------------
    Total current liabilities .....................        4,926         5,606
                                                     ------------  ------------
Commitments and contingencies (Notes 5 and 11)
Contingently redeemable common stock...............          678           813

Stockholders' equity:
  Common stock ....................................           28            27
  Additional paid-in capital ......................      150,835       150,612
  Deferred compensation ...........................          (21)          (30)
  Accumulated other comprehensive loss ............           --           (99)
  Accumulated deficit .............................     (144,901)     (137,276)
                                                     ------------  ------------
    Total stockholders' equity ....................        5,941        13,234
                                                     ------------  ------------
                                                    $     11,545  $     19,653
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended        Nine Months Ended
                                                   December 31,             December 31,
                                              --------------------     --------------------
                                                 2002       2001          2002       2001
                                              ---------  ---------     ---------  ---------
Product revenues ........................... $   1,189  $   1,644     $   3,864  $   4,679
License and other revenues .................     1,197      3,300         4,232      7,791
                                              ---------  ---------     ---------  ---------
   Total revenues ..........................     2,386      4,944         8,096     12,470
                                              ---------  ---------     ---------  ---------

Cost of product revenues ...................       407        615         1,714      1,976
Cost of license and other revenues .........       348         44           884        155
                                              ---------  ---------     ---------  ---------
   Total cost of revenues ..................       755        659         2,598      2,131
                                              ---------  ---------     ---------  ---------
Gross profit ...............................     1,631      4,285         5,498     10,339
                                              ---------  ---------     ---------  ---------
Operating expenses:
  Research and development .................     1,825      2,616         6,295      9,854
  Selling, general and administrative ......     2,023      1,948         6,058      6,604
  Restructuring and other charges...........     1,340         --         1,340         --
  Amortization of intangibles ..............        --        190            --        572
                                              ---------  ---------     ---------  ---------
   Total operating expenses ................     5,188      4,754        13,693     17,030
                                              ---------  ---------     ---------  ---------
Loss from operations .......................    (3,557)      (469)       (8,195)    (6,691)
Other income, net ..........................        16        353           570        809
Interest expense ...........................        --       (218)           --       (882)
                                              ---------  ---------     ---------  ---------
Net loss before extraordinary gain..........    (3,541)      (334)       (7,625)    (6,764)
Extraordinary gain on extinguishment
  of debt, net..............................        --        779            --        779
                                              ---------  ---------     ---------  ---------
Net income (loss) .......................... $  (3,541) $     445     $  (7,625) $  (5,985)
                                              =========  =========     =========  =========
Net loss per share before
  extraordinary gain:
    Basic................................... $   (0.12) $   (0.01)    $   (0.27) $   (0.25)
    Diluted................................. $   (0.12) $   (0.01)    $   (0.27) $   (0.25)
Net income per share on extraordinary
  gain from extinguishment of debt:
    Basic................................... $      --  $    0.03     $      --  $    0.03
    Diluted................................. $      --  $    0.03     $      --  $    0.03
Net income (loss) per share after
  extraordinary gain:
    Basic................................... $   (0.12) $    0.02     $   (0.27) $   (0.22)
    Diluted................................. $   (0.12) $    0.02     $   (0.27) $   (0.22)

Weighted average number of shares:
    Basic...................................    28,452     27,201        28,361     26,976
    Diluted.................................    28,452     27,438        28,361     26,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Nine Months Ended
                                                                        December 31,
                                                                 ----------------------
                                                                     2002        2001
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (7,625) $   (5,985)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................      1,399       3,172
       Non-cash portion of restructuring and other charges.....        983          --
       Extraordinary gain due to debt redemption ..............         --        (779)
       Stock compensation expense .............................          9         (15)
       Gain on sale of investments.............................         --        (131)
       Other ..................................................         95          26
Changes in assets and liabilities..............................       (957)     (2,784)
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (6,096)     (6,496)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................       (130)       (158)
   Proceeds from sale of equipment ............................         40         116
   Proceeds from sale of investments ..........................         --         543
   Short term investments -- trading activity, net.............       (178)         --
                                                                 ----------  ----------
      Net cash provided by (used in) investing activities .....       (268)        501
                                                                 ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................         89         204
   Long-term debt repayment ...................................         --      (4,529)
                                                                 ----------  ----------
       Net cash provided by (used in) financing activities ....         89      (4,325)
                                                                 ----------  ----------
Net decrease in cash and cash equivalents .....................     (6,275)    (10,320)
Cash and cash equivalents at the beginning of the period ......     12,422      24,126
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $    6,147  $   13,806
                                                                 ==========  ==========
Supplemental non-cash disclosure:
   Common stock issued to satisfy interest obligations ........ $       --  $       97
                                                                 ==========  ==========
   Issuance of shares and repricing of warrants in
     connection with the debt extinguishment................... $       --  $    1,108
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

  Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice and video-enable cable and digital subscriber line modems, wireless devices, and other broadband technologies.

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

  8x8 has a third product line that includes consumer videophones and communication services designed to offer voice and video telephony over broadband data connections and the Internet. In November 2002, 8x8 introduced its Packet8 IP telephone service with audio support that enables broadband Internet users to add digital telephone service to their high-speed Internet connection.

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

3. SHORT-TERM INVESTMENTS

The Company's short-term investments primarily comprise publicly traded corporate equity securities. All short-term investments are held in the Company's name and are custodied with major financial institutions. The specific identification method is used to compute the gains and losses on equity securities. At December 31, 2002, all of the Company's short-term investments were classified as trading securities. Unrealized gains and losses on these investments are included in Other Income, net, in the condensed consolidated statements of operations.

Given the currently low yields on governmental and corporate debt securities and money market funds, the Board of Directors (the Board) believes that the Company may benefit from investing in other classes of securities that may generate higher returns. Toward this end, in March 2002 the Board authorized the Company to open securities trading accounts and make investments of up to $1.0 million, as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on the Company's cash flows and results of operations. As part of the arrangement, the Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. As of December 31, 2002, the investment account balance approximated $1,023,000. Under the arrangement, the Company is required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through September 30, 2002, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. Accordingly, at December 31, 2002, the Company had recorded a payable of approximately $23,000 to Mr. Parkinson. As of December 31, 2002, $178,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities. The remaining $822,000 was invested in money market funds.

4. BALANCE SHEET DETAIL

                                          December 31,    March 31,
                                             2002          2002
                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .. $        224  $        528
   Finished goods .....................          187           205
                                         ------------  ------------
                                        $        411  $        733
                                         ============  ============

5. CONVERTIBLE SUBORDINATED DEBENTURES

Issuance of the Debentures

In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures) due in December 2002. In conjunction with the issuance of the Debentures, the lenders received warrants to purchase 531,915 8x8 common shares at $7.05 per share and 105,634 shares at $35.50 per share (the Lender Warrants). The Company also issued warrants to the placement agent to purchase 53,191 8x8 common shares at $7.05 per share and 10,563 shares at $35.50 per share. All of the warrants expired in December 2002.

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

Under the terms of a registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not comply with the Maintenance Requirements in the future, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The shares held by the lenders at December 31, 2002 were recorded at their potential redemption value at December 31, 2002 of $678,000 and classified as contingently redeemable common stock due to the redemption rights described above. The Company will not mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

6. RESTRUCTURING AND OTHER CHARGES

During the third quarter of fiscal 2003, the Company continued its cost reduction activities to better align expense levels with current revenue levels and ensure conservative spending during the current economic downturn. As a result of these activities, in the quarter ended December 31, 2002 the Company recorded restructuring and other charges of approximately $1.3 million. These charges included severance and benefits of approximately $0.9 million and asset write-downs of approximately $0.4 million. The Company reduced its workforce by fifteen employees or seventeen percent under voluntary and involuntary separation plans. The majority of the affected employees were Netergy employees based in Santa Clara, California and Marlow, United Kingdom and included employees from sales and marketing and research and development, as well as four executives of Netergy. Severance of approximately $130,000 attributable to involuntary terminations was paid during the quarter ended December 31, 2002.

As a result of the workforce reductions, the Company recorded a provision for leasehold improvements and office equipment no longer in use and other related costs of $412,000. No accrual has been made for the operating lease payments at this time, as the Company continues to occupy and use the space on a significantly reduced basis. The Company made the space available for sublease in December 2002.

At December 31, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                        Total          Cash        Non-Cash      Liability at
                       Charges       Payments      Charges     December 31, 2002
                     ------------  ------------  ------------  -----------------
Severance ......... $        928  $        357  $         --  $             571
Facility Related...          412            --           403                  9
                     ------------  ------------  ------------  -----------------
   Total........... $      1,340  $        357  $        403  $             580
                     ============  ============  ============  =================

The remaining liabilities of approximately $571,000 and $9,000 have been recorded in the Accrued Compensation and Other Accrued Liabilities line items, respectively, in the condensed consolidated balance sheet. Accrued severance will be paid by December 31, 2003.

7. ADOPTION OF SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS

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

In accordance with SFAS No. 142, beginning April 1, 2002, goodwill is no longer being amortized, but will be reviewed periodically for impairment. As a result of the adoption of SFAS No. 142, the Company's amortization expense for the quarter ended December 31, 2002 was reduced by $190,000. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company completed its first phase impairment analysis during the quarter ended June 30, 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during fiscal 2003.

In accordance with SFAS No. 142, the effect of this accounting change was reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                          Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                           --------------------  --------------------
                                              2002       2001       2002       2001
                                           ---------  ---------  ---------  ---------
Reported net income (loss)............... $  (3,541) $     445  $  (7,625) $  (5,985)
Add back: Goodwill amortization..........        --        190         --        572
                                           ---------  ---------  ---------  ---------
Adjusted net income (loss)............... $  (3,541) $     635  $  (7,625) $  (5,413)
                                           =========  =========  =========  =========

Basic and diluted earnings per share:
   Reported net income (loss) per share.. $   (0.12) $    0.02  $   (0.27) $   (0.22)
   Goodwill amortization ................        --       0.01         --       0.02
                                           ---------  ---------  ---------  ---------
Adjusted net income (loss) per share..... $   (0.12) $    0.03  $   (0.27) $   (0.20)
                                           =========  =========  =========  =========

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Net income (loss) available to common stockholders was as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                             December 31,        December 31,
                                          ------------------  ------------------
                                             2002      2001      2002      2001
                                          --------  --------  --------  --------
  Net loss before extraordinary gain.... $ (3,541) $   (334) $ (7,625) $ (6,764)
  Extraordinary gain....................       --       779        --       779
  Accretion of dividends on
   contingently redeemable common stock.       --       (28)       --       (28)
                                          --------  --------  --------  --------
  Net income (loss) available
   to common stockholders............... $ (3,541) $    417  $ (7,625) $ (6,013)
                                          ========  ========  ========  ========

Due to net losses incurred for the nine month period ended December 31, 2001 and during the three and nine month periods ended December 31, 2002, basic and diluted shares outstanding for each of the respective periods are the same. Diluted shares outstanding for the quarter ended December 31, 2001 is comprised of basic shares and potential common shares resulting from the assumed exercise, using the treasury stock method, of outstanding stock options having a dilutive effect.

The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                          Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                           --------------------  --------------------
                                              2002       2001       2002       2001
                                           ---------  ---------  ---------  ---------
Common stock options ....................     9,317      5,271      9,317      6,140
Warrants.................................        --        701         --        701
                                           ---------  ---------  ---------  ---------
                                              9,317      5,972      9,317      6,841
                                           =========  =========  =========  =========

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income (losses) for the three and nine month periods ended December 31, 2002 and 2001 were as follows (in thousands):

                                             Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                           --------------------  --------------------
                                              2002       2001       2002       2001
                                           ---------  ---------  ---------  ---------
Net income (loss), as reported........... $  (3,541) $     445  $  (7,625) $  (5,985)
Reclassification of gain included
   in net income (loss)..................        --        139         --         24
Cumulative translation adjustment........        --        (74)         7        (32)
                                           ---------  ---------  ---------  ---------
Comprehensive income (loss).............. $  (3,541) $     510  $  (7,618) $  (5,993)
                                           =========  =========  =========  =========

10. SEGMENT REPORTING

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

  The Corporate and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the Corporate and Other segment principally reflect activities related to the development and deployment of the Packet8 IP telephone service, sale of videophones, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

The following table illustrates results by segment (in thousands):

                                             Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                           --------------------  --------------------
                                              2002       2001       2002       2001
                                           ---------  ---------  ---------  ---------
Revenues
Netergy.................................. $   2,064  $   4,552  $   7,162  $  11,284
Centile .................................       250         62        726        168
Corporate and Other .....................        72        330        208      1,018
                                           ---------  ---------  ---------  ---------
   Total revenues ....................... $   2,386  $   4,944  $   8,096  $  12,470
                                           =========  =========  =========  =========

Gross profit
Netergy.................................. $   1,387  $   3,903  $   4,811  $   9,194
Centile .................................       200         52        569        158
Corporate and Other .....................        44        330        118        987
                                           ---------  ---------  ---------  ---------
   Total gross profit ................... $   1,631  $   4,285  $   5,498  $  10,339
                                           =========  =========  =========  =========

Operating income/(loss)
Netergy.................................. $  (1,907) $     971  $  (3,569) $     (56)
Centile .................................      (588)      (910)    (1,864)    (4,712)
Corporate and Other .....................    (1,062)      (530)    (2,762)    (1,923)
                                           ---------  ---------  ---------  ---------
  Total operating loss .................. $  (3,557) $    (469) $  (8,195) $  (6,691)
                                           =========  =========  =========  =========

Net income/(loss)
Netergy.................................. $  (1,879) $   1,001  $  (3,448) $     136
Centile .................................      (615)      (911)    (1,961)    (4,622)
Corporate and Other .....................    (1,047)       355     (2,216)    (1,499)
                                           ---------  ---------  ---------  ---------
  Total net income (loss)................ $  (3,541) $     445  $  (7,625) $  (5,985)
                                           =========  =========  =========  =========

There were no significant reconciling items between the segments for the revenue, gross profit, operating loss, and net loss amounts.

11. LEGAL PROCEEDINGS

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity, and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, and its adoption did not have a material impact on the Company's results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94- 3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the fourth quarter of fiscal 2003, and its adoption did not have a material impact on the Company's results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding anticipated cost savings arising from the restructuring activities implemented in the third quarter of fiscal 2003; our belief that we remain eligible to be quoted on the Nasdaq SmallCap Market until April 7, 2003; our expectation of our ability to fulfill last time buy orders of our videoconferencing semiconductor products; our cost estimates under contracts accounted for using the percentage of completion method; factors that could impact our gross margins; the sufficiency of cash and cash equivalents and short-term investments to fund our ongoing obligations through at least June 30, 2003, efforts to raise additional financing, the acquisition of or investment in other businesses and products, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market telecommunication technology for Internet Protocol, or IP, telephony and video applications. The Company has three product lines: voice and video semiconductors and related software; software that implements the functionality of a private branch exchange, or PBX, over data networks; and telephones, videophones, and communication services that are designed to operate over broadband data connections and the Internet.

The Company has two primary subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile). Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers, or OEMs, of telephones, terminal adapters, and other endpoint communication devices and to other semiconductor companies. Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that are commonly found in a typical business phone system. 8x8, at the parent company level, has a third product line that includes consumer videophones and communication services designed to offer voice and video telephony over broadband data connections and the Internet. In November 2002, 8x8 introduced its Packet8 IP telephone service with audio support that enables broadband Internet users to add digital telephone service to their high-speed Internet connection.

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

In July 2002, we notified our customers that we were initiating an end of life program for our existing videoconferencing semiconductor products, including LVP, VCP and VCPex, due to declining demand and our inability to ensure the supply of semiconductor wafers from Taiwan Semiconductor Manufacturing Corporation, our sole supplier of wafers for these products. We have received last time buy orders from customers for the aforementioned products, and anticipate making shipments through May 31, 2003. Revenues derived from sales of our videoconferencing semiconductors were $3.5 million during the nine months ended December 31, 2002 and were $4.1 million during the fiscal year ended March 31, 2002.

In November 2002, we extended our cost reduction plan in response to the continued economic downturn and recorded restructuring and other charges of $1.3 million.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and nine month periods ended December 31, 2002 and 2001, respectively, expressed as a percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues.

                                                Three Months Ended          Nine Months Ended
                                                   December 31,               December 31,
                                         ---------------------------  --------------------------
                                               2002         2001           2002          2001
                                          ------------  ------------  ------------  ------------

Product revenues .......................           50%           33%           48%           38%
License and other revenues .............           50%           67%           52%           62%
                                          ------------  ------------  ------------  ------------
   Total revenues ......................          100%          100%          100%          100%
                                          ------------  ------------  ------------  ------------

Cost of product revenues ...............           34%           37%           44%           42%
Cost of license and other revenues .....           29%            1%           21%            2%
                                          ------------  ------------  ------------  ------------
   Total cost of revenues ..............           32%           13%           32%           17%
                                          ------------  ------------  ------------  ------------
Gross profit ...........................           68%           87%           68%           83%
                                          ------------  ------------  ------------  ------------
Operating expenses:
  Research and development .............           76%           53%           78%           79%
  Selling, general and administrative ..           85%           39%           75%           53%
  Restructuring and other charges.......           56%           --            16%           --
  Amortization of intangibles ..........           --             4%           --             5%
                                          ------------  ------------  ------------  ------------
   Total operating expenses ............          217%           96%          169%          137%
                                          ------------  ------------  ------------  ------------
Loss from operations ...................         -149%           -9%         -101%          -54%
Other income, net ......................            1%            7%            7%            6%
Interest expense .......................           --            -4%           --            -7%
                                          ------------  ------------  ------------  ------------
Net loss before extraordinary gain......         -148%           -7%          -94%          -54%
Extraordinary gain on extinguishment
  of debt, net..........................           --            16%           --             6%
                                          ------------  ------------  ------------  ------------
Net income (loss) ......................         -148%            9%          -94%          -48%
                                          ============  ============  ============  ============

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

Revenues

Product revenues were $1.2 million in the third quarter of fiscal 2003, a decrease of approximately $450,000 from the $1.6 million reported in the third quarter of fiscal 2002. Product revenues were $3.9 million for the nine month period ended December 31, 2002, a decrease of approximately $800,000 from the $4.7 million reported in the prior year period. The decrease in the three month period ended December 31, 2002 as compared to the corresponding period in the prior year was due primarily to a decrease in unit shipments of videoconferencing and IP telephony semiconductor products as well as decreases in average selling prices (ASPs) of our IP telephony semiconductors. The decrease for the nine month period ended December 31, 2002 as compared to the corresponding period in the prior year was due primarily to decreases in unit shipments and ASPs of our videoconferencing semiconductors, and decreases in average selling prices of our IP telephony semiconductors, offset partially by increased unit shipments. As a result, for the three months ended December 31, 2002 as compared to the same period in the prior year, we realized overall decreases in videoconferencing and IP telephony semiconductor revenues of $254,000 and $282,000, respectively. For the nine months ended December 31, 2002 as compared to the same period in the prior year, we realized an overall decrease in videoconferencing semiconductor revenue of $1.7 million, partially offset by a $558,000 increase in revenues for our IP telephony semiconductor products.

Due to reduced demand and difficulties in ensuring supply, in July 2002, we announced the end of life of our existing videoconferencing semiconductor products, including VCP, VCPex, and LVP, that have historically generated substantially all of our videoconferencing semiconductor product revenues. We have received last time buy orders from customers for the aforementioned products, and product shipments are anticipated through May 31, 2003. Total videoconferencing semiconductor product revenues approximated $0.9 million and $2.0 million for the quarter and nine month periods ended December 31, 2002, respectively. As a result of the end of life of our existing videoconferencing semiconductor products, we will become more dependent on the growth of revenues from sales of our IP telephony semiconductor products and new video semiconductor products currently in development.

License and other revenues were $1.2 million in the third quarter of fiscal 2003, as compared to the $3.3 million reported in the third quarter of fiscal 2002. License and other revenues, the majority of which are considered to be non-recurring in nature, consist primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses, and revenue derived under contracts to perform development services. The decrease of approximately $2.1 million quarter over quarter was due to the following:

  A decrease of approximately $300,000 in revenues associated with our license of unified messaging technology to Milinx;

  A decrease of approximately $350,000 in revenues from Netergy's IP telephony technology; and

  A decrease of approximately $1.9 million in non-recurring license and royalty revenues from Netergy's videoconferencing technology.

These decreases were partially offset by:

  A $147,000 increase in license and maintenance revenues associated with Centile's hosted iPBX product; and

  Approximately $340,000 of revenues recognized by Netergy under a contract to develop our next-generation video compression semiconductor product that is accounted for using the percentage of completion method. Profit estimates on this contract are revised periodically based on changes in facts; any loss is required to be recognized immediately. Based on our cost estimates as of December 31, 2002, we recognized a $15,000 loss on this development contract in the quarter ended December 31, 2002, which has been recorded in the Cost of License and Other Revenues line in the condensed consolidated statements of operations. Subsequent changes in our cost estimates could require us to recognize additional losses in a future period as the revenues under this contract are fixed.

License and other revenues were $4.2 million for the nine month period ended December 31, 2002, as compared to the $7.8 million reported in the comparable prior year period. The decrease of approximately $3.6 million was due to the following:

  A decrease of approximately $900,000 in revenues associated with our license of service creation environment (SCE) technology to Lucent and unified messaging technology to Milinx;

  A decrease of approximately $1.2 million in revenues from Netergy's IP telephony technology; and

  A decrease of approximately $2.7 million in revenues from Netergy's videoconferencing technology.

These decreases were partially offset by:

  A $363,000 increase in license and maintenance revenues associated with Centile's hosted iPBX product; and

  Approximately $855,000 of revenues recognized by Netergy under a contract to develop our next-generation video compression semiconductor product that is accounted for using the percentage of completion method. Profit estimates on this contract are revised periodically based on changes in facts; any loss is required to be recognized immediately. Based on our cost estimates as of December 31, 2002, we recognized a $15,000 loss in the quarter ended December 31, 2002, which has been recorded in the Cost of License and Other Revenues line in the condensed consolidated statements of operations. Subsequent changes in our cost estimates could require us to recognize additional losses in a future period as the revenues under this contract are fixed.

Three customers represented more than 10% of our total revenues for the quarter ended December 31, 2002. These customers represented 19%, 17% and 15% of our total revenues, respectively. During the same period in the prior year we also had three customers represent greater than 10% of our total revenues. Those percentages were 29%, 14%, and 13%, respectively. Two customers represented 16%, and 11% of our total revenues, respectively, for the nine month period ended December 31, 2002. Three customers represented 15%, 15% and 10% of our total revenues, respectively, for the nine month period ended December 31, 2001. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                            Three Months Ended   Nine Months Ended
                                               December 31,        December 31,
                                          ------------------  ------------------
                                             2002      2001      2002      2001
                                          --------  --------  --------  --------
   North America........................       38%       46%       40%       42%
   Europe...............................       43%       32%       36%       25%
   Asia Pacific.........................       19%       22%       24%       33%
                                          --------  --------  --------  --------
                                              100%      100%      100%      100%
                                          ========  ========  ========  ========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues decreased to approximately $780,000 for the third quarter of fiscal 2003 from approximately $1.0 million for the quarter ended December 31, 2001, and product gross margins increased from 63% in the third quarter of fiscal 2002 to 66% in the third quarter of fiscal 2003. The decrease in product gross profit is primarily due to a decrease in product revenues and units shipped. The increase in gross margin is due primarily to the lower standard costs for our IP telephony semiconductors resulting from a change in suppliers, offset by a decrease in the average selling prices of our IP telephony semiconductors. Gross profit from product revenues decreased to approximately $2.2 million for the nine month period ended December 31, 2002 from $2.7 million during the corresponding period of the prior year due to a decrease in product revenues and units shipped.

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

Gross profit from license and other revenues, which were largely nonrecurring, was approximately $850,000 and $3.3 million in the third quarters of fiscal 2003 and 2002, respectively. Associated gross margins were 71% and 99% in the third quarters of fiscal 2003 and fiscal 2002, respectively. The decrease in gross margin from fiscal 2002 to fiscal 2003 was due primarily to costs incurred to perform development services under revenue generating contracts in the third quarter of fiscal 2003 that were included in the Cost of License and Other Revenues line item in the condensed consolidated statements of operations. Gross margins associated with license and other revenues may be adversely impacted in the future if revenues derived from our existing contract to perform non-recurring engineering services associated with the development of our next-generation video compression semiconductor product increase as a percentage of total license and other revenues or if a change in our cost estimates requires us to recognize additional losses on this contract, as the revenues under this contract are fixed. We recognized a $15,000 loss on this contract in the quarter ended December 31, 2002. Gross margin decreased from 98% during the nine months ended December 31, 2001 to 79% in the corresponding period in the current fiscal year primarily due to the same reasons provided above.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by approximately $800,000 in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002, and decreased by approximately $3.6 million in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. The significant decreases in research and development expenses for the three and nine month periods ended December 31, 2002 as compared to the comparable periods in the prior year were due to the following:

  The shift in engineering resources from research and development functions to revenue generating contracts; these costs approximated $325,000 and $800,000 for the quarter and nine month periods ended December 31, 2002, respectively, and were included in cost of license and other revenue;

  Lower compensation costs due to a reduction in research and development personnel as compared to the comparable prior year periods;

  Lower depreciation expense due to the retirement of assets; and

  Our overall efforts to reduce discretionary operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses increased by $75,000 in the third quarter of fiscal 2003 as compared to the same period in the prior year and decreased by approximately $546,000 in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. The increase in selling, general and administrative expenses for the third quarter of fiscal 2003 was primarily attributable to a $135,000 severance charge accrued in connection with the termination of a former executive. The severance will be paid through calendar 2003. Decreases in selling, general and administrative expenses during the three and nine month periods ended December 31, 2002 as compared to the comparable periods in the prior year were primarily attributable to:

  Lower compensation costs due to a reduction in sales and administrative personnel; and

  Lower financial reporting, legal, public relations, consulting, and recruiting expenditures resulting from our efforts to reduce discretionary operating costs, slightly offset by an increase in various sales and marketing expenses associated with our new Packet8 IP telephone service.

Restructuring and Other Charges

During the third quarter of fiscal 2003, we continued our cost reduction activities to better align expense levels with current revenue levels and ensure conservative spending during the current economic downturn. As a result of these activities, in the quarter ended December 31, 2002 we recorded restructuring and other charges of approximately $1.3 million. These charges included severance and benefits of approximately $0.9 million and asset write-downs of approximately $0.4 million. We reduced our workforce by fifteen employees or seventeen percent under voluntary and involuntary separation plans. The majority of the affected employees were Netergy employees based in Santa Clara, California and Marlow, United Kingdom and included employees from sales and marketing and research and development, as well as four executives of Netergy. Severance of approximately $130,000 attributable to involuntary terminations was paid during the quarter ended December 31, 2002. We expect annual savings of approximately $1.7 million related to voluntary and involuntary employee terminations. Future expected cost reductions will be reflected in the Cost of Sales, Selling, General and Administrative, and Research and Development line items in the condensed consolidated statements of operations.

As a result of the workforce reductions, the Company recorded a provision for leasehold improvements and office equipment no longer in use and other related costs of $412,000. No accrual has been made for the operating lease payments at this time, as the Company continues to occupy and use the space on a significantly reduced basis. The Company made the space available for sublease in December 2002.

At December 31, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                        Total          Cash        Non-Cash      Liability at
                       Charges       Payments      Charges     December 31, 2002
                     ------------  ------------  ------------  -----------------
Severance ......... $        928  $        357  $         --  $             571
Facility Related...          412            --           403                  9
                     ------------  ------------  ------------  -----------------
   Total........... $      1,340  $        357  $        403  $             580
                     ============  ============  ============  =================

The remaining liabilities of approximately $571,000 and $9,000 have been recorded in the Accrued Compensation and Other Accrued Liabilities line items, respectively, in the condensed consolidated balance sheet. Accrued severance will be paid by December 31, 2003.

Amortization of Intangibles

In conjunction with the acquisition of Odisei S.A. in May 1999, we recorded intangible assets related to goodwill and workforce that were being amortized on a straight-line basis over five and three years, respectively. Amortization charged to operations during the three and nine month periods ended December 31, 2001 was $190,000 and $572,000, respectively. The decrease in amortization as compared to the prior year period was due to the cessation of amortization of intangibles as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 at the beginning of fiscal 2003.

Other Income, Net

In the third quarters of fiscal 2003 and 2002, other income, net, was $16,000 and $353,000, respectively. The significant decrease was due to a decrease in interest income and a one-time gain of $131,000 realized on the sale of an investment in the quarter ended December 31, 2001.

During the nine months ended December 31, 2002 and 2001, other income, net, was $570,000 and $809,000, respectively. The decrease of $239,000 from fiscal 2002 to fiscal 2003 was due to a significant decrease in interest income and the above mentioned investment gain, offset by the fiscal 2003 receipt of approximately $560,000 in Canadian research and development and other tax credits generated by our former Canadian operations. No further refundable tax credits are expected from Canada. The tax credit gain was offset by a write off of $92,000, which represented the balance of the cumulative translation adjustment generated from the translation of the financial statements of our Canadian subsidiary, which has been substantially liquidated. Apart from the tax credit receipt in fiscal 2003 and investment gain in 2002 described above, other income, net, consists primarily of interest income earned on our cash and cash equivalents and foreign exchange gains and losses. Interest income has continued to decrease due to significantly lower average cash and cash equivalent balances combined with lower interest rates. See "Item 3. Quantitative And Qualitative Disclosures About Market Risk" elsewhere in this Report for further discussion of our exposure to currency risk.

Interest Expense

Interest expense for the three and nine month periods ended December 31, 2001 consisted mainly of charges associated with the 4% convertible subordinated debentures (the Debentures), as well as the amortization of the related debt discount and debt issuance costs. We redeemed the Debentures in December 2001.

Provision for Income Taxes

There were no tax provisions recorded during the three and nine month periods ended December 31, 2002 and 2001, due to net losses incurred.

Related Party Transactions

In June 2002, STMicroelectronics NV and subsidiaries (STM), an affiliate of the Company, acquired Alcatel Microelectronics NV (AME). AME, now a wholly owned subsidiary of STM, was a customer of Netergy and supplier of semiconductors. The Company now purchases semiconductors from STM. Transactions between the Company and STM were not material during the three and nine months ended December 31, 2002.

Given the currently low yields on governmental and corporate debt securities and money market funds, our Board of Directors (the Board) believes that we may benefit from investing in other classes of securities that may generate higher returns. Toward this end, in March 2002 the Board authorized us to open securities trading accounts and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. As of December 31, 2002, the investment account balance approximated $1,023,000. Under the arrangement, the Company is required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through September 30, 2002, Mr. Parkinson had made cumulative replenishment payments of $137,000 to offset losses incurred. Accordingly, at December 31, 2002, the Company had recorded a payable of approximately $23,000 to Mr. Parkinson.

Recent Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity, and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 in the first quarter of fiscal 2003, and its adoption did not have a material impact on our results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94- 3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the fourth quarter of fiscal 2003, and its adoption did not have a material impact on our results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents and short-term investments approximating $6.3 million, representing a decrease of approximately $2.2 million from September 30, 2002. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $6.1 million for the first nine months of fiscal 2003 was primarily attributable to the net loss of $7.6 million, adjusted for $1.0 million of non-cash restructuring and other charges and $1.4 million of depreciation and amortization and net cash used for changes in operating assets and liabilities of $1.0 million. Cash used in operations of approximately $6.5 million for the first nine months of fiscal 2002 was primarily attributable to the net loss of $6.0 million, adjusted for the non-cash extraordinary gain of $779,000 and $3.2 million of depreciation and amortization and net cash used for changes in operating assets and liabilities of $2.8 million. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities in the nine months ended December 31, 2002 was attributable to net purchases of marketable equity securities of $178,000 and capital expenditures of $130,000, partially offset by proceeds from the sale of equipment of $40,000. Cash provided by investing activities in the nine months ended December 31, 2001 is attributable to proceeds from the sale of an investment in marketable equity securities of $543,000 and proceeds from the sale of equipment of $116,000, partially offset by capital expenditures of $158,000.

Cash provided by financing activities during the first nine months of fiscal 2003 consisted primarily of proceeds resulting from the sale of common stock to employees through our employee stock purchase and stock option plans. Cash used in financing activities during the first three quarters of fiscal 2002 consisted of the $4.5 million payment associated with the redemption of the convertible subordinated debentures and certain costs incurred in connection with the redemption, offset partially by proceeds resulting from the sale of our common stock to employees through our employee stock purchase and stock option plans

As of December 31, 2002, our principal commitments consisted of obligations outstanding under noncancelable operating leases. At December 31, 2002, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2003...................... $        376
   2004................................          525
   2005................................          337
   2006................................          300
   2007................................          273
   2008 and thereafter.................        1,000
                                         ------------
Total minimum payments................. $      2,811
                                         ============

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included the issuance of 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement filed with the Securities and Exchange Commission covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows and results of operations. The value of the shares still held by the lenders of $678,000 at December 31, 2002, based upon the $0.898 per share minimum potential redemption price, is reflected as contingently redeemable common stock in the condensed consolidated balance sheet.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We will need to raise additional capital to support our operations, and failure to do so in a timely manner may cause us to implement additional cost reduction strategies

As of December 31, 2002, we had approximately $6.3 million in cash and cash equivalents and short-term investments. Although we believe that our current cash and cash equivalents and short-term investments will satisfy our expected working capital and capital expenditure requirements through at least June 30, 2003, our business may change in ways we do not currently anticipate, requiring us to raise additional funds to support our operations earlier than otherwise expected. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we plan to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet our cash requirements for fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $3.5 million in the quarter ended December 31, 2002 and we ended the period with an accumulated deficit of $144.9 million. In addition, we recorded operating losses of $10.0 million and $74.5 million for the fiscal years ended March 31, 2002 and 2001, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

Our business has been adversely affected by the downturn in the telecommunications industry and these developments will continue to impact our revenues and operating results

Through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001 and 2002, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and, in some cases, bankruptcies experienced by emerging service providers, as well as a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment and related software, which has had a resulting impact on demand for Netergy's IP telephony semiconductor and software products and for Centile's hosted iPBX solution. If our current or potential customers are forced to defer or further curtail their capital spending programs, sales of our hosted iPBX product and Packet8 IP telephone service to telecommunication service providers and sales of our IP telephony semiconductors to manufacturers of telecommunication equipment may continue to be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have experienced consolidation. The loss of one or more of our current or potential telecommunication service provider or telecommunication equipment OEM customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

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

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended December 31, 2002 and 2001, respectively, accounted for approximately 77% and 94% of total revenues. Revenues from our ten largest customers for the fiscal years ended March 31, 2002 and 2001, accounted for approximately 73% and 48%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

The long and variable sales and deployment cycles for our IP telephony products may cause our revenue and operating results to vary

Our IP telephony software and semiconductor products, including our hosted iPBX, Packet8 IP telephone service and our Audacity family of semiconductors, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. We do not possess the capital infrastructure required to invest in extensive marketing or advertising campaigns that may be required in order to sell these products. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

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

We need to retain key personnel to support our products and ongoing operations

The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. While the pace of economic growth in the San Francisco Bay Area (where our corporate headquarters are located) has slowed in recent months, competition for highly-skilled engineering, sales, marketing, and support personnel has remained strong. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business

We outsource the manufacturing of our semiconductor products to independent foundries and as such do not have internal manufacturing capabilities to meet our customers' demands. Our primary semiconductor manufacturer has been Taiwan Semiconductor Manufacturing Corporation (TSMC). TSMC recently informed us that, subject to a transition period that we anticipate will last until March 31, 2003, they will no longer supply us with wafers for our existing videoconferencing semiconductor products, including LVP, VCP and VCPex. As a result, we have notified our customers of the end of life of our videoconferencing products. In addition, we have shifted the manufacture of our voice over IP semiconductors from TSMC to an affiliate of STMicroelectronics NV. STMicroelectronics NV, or its contract manufacturer, TSMC, will be the sole manufacturer of our semiconductor products. Furthermore, to the extent TSMC is utilized, Taiwan is always subject to geological or geopolitical disturbances that could instantly cut off such supply. We also rely on other third party manufacturers for packaging and testing of our semiconductors.

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our semiconductor products, the time to port our technology to another foundry, the time to qualify the new versions of product, and the cost of this effort as well as the tooling associated with wafer production would have a material adverse effect on our business, operating results, and financial condition. For our consumer videophones, IP telephones and media hub devices that are used with our hosted iPBX and Packet8 IP telephone service, we rely on the availability of these semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are not available from any other manufacturer.

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

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business

Many of the potential customers for our hosted iPBX and Packet8 IP telephone service products have requested that our products be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition, and results of operations. Our Packet8 service depends on the availability of third party network service providers that provide telephone numbers and PSTN call termination and origination services to our software. Many of these network service providers are financially affected by the downturn in the telecommunications industry and may be forced to terminate the services that we depend on. The time to interface our technology to another network service provider, if available, and qualify this new service could have a material adverse effect on our business, operating results, and financial condition.

We may have difficulty identifying the source of the problem when there is a problem in a network

Our hosted iPBX and Packet8 IP telephone service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our hosted iPBX solution, Packet8 service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

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

The failure of IP networks to meet the reliability and quality standards required for voice and video communications could render our products obsolete

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the Internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be used for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

Our products must comply with industry standards, FCC regulations, and other country-specific international regulations, and changes may require us to modify existing products

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our IP telephony products rely heavily on standards such as SIP, H.323, MGCP and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

Future regulation or legislation of the Internet and voice and video over IP services could restrict our business or increase our cost of doing business

At present there are few laws or regulations that specifically address access to or commerce on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

Sales to international customers represented 62% and 60% of total revenues during the three and nine month periods ended December 31, 2002, respectively. Sales to customers outside of the United States during the years ended March 31, 2002 and 2001 were 61% and 69% of total revenues, respectively. The following table illustrates our net revenues by geographic area expressed as a percentage of total revenues for the corresponding period. Revenues are attributed to countries based on the destination of shipment:

                                            Three Months Ended   Nine Months Ended
                                               December 31,        December 31,
                                          ------------------  ------------------
                                             2002      2001      2002      2001
                                          --------  --------  --------  --------
   North America........................       38%       46%       40%       42%
   Europe...............................       43%       32%       36%       25%
   Asia Pacific.........................       19%       22%       24%       33%
                                          --------  --------  --------  --------
                                              100%      100%      100%      100%
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

Date: January 29, 2003

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

Janaury 29, 2003

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

January 29, 2003

/S/ JAMES SULLIVAN

James Sullivan

Chief Financial Officer, Vice President of Finance and Secretary