Form 10-K
period 2003-03-31
8X8 INC /DE/
filed 2003-05-29
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      Based on the closing sale price of the Registrant's common stock on the NASDAQ SmallCap Market System on September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,083,000.

      The number of shares of the Registrant's common stock outstanding as of May 22, 2003 was 28,475,370.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 2003.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2003

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

Statements contained in this Report on Form 10-K regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and include statements regarding our research and development plans for our various product groups; our expectation concerning the adequacy of our facilities; our estimates of litigation exposure and our beliefs about the sufficiency of our manufacturing arrangements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including a shifting of internal research and development focus based on changes in the market or adequacy of funding; a failure of customers to adopt voice and video over internet protocol technology or advances in competing systems and services; our business may grow in an unanticipated manner causing us to require different types of facilities; ordinary course litigation may cause a greater than anticipated impact due to factual matters or issues beyond our control; and our ability to source our products may be interrupted if our manufacturers cease operations or no longer desire to do business with us. Please also see the section entitled "Factors That May Affect Future Results" for additional risks that may impact our business.

Overview

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market telecommunication technology for internet protocol, or IP, telephony and video applications. The Company was founded as Integrated Information Technology, Inc. in 1987 and completed its initial public offering on July 2, 1997 under the name 8x8, Inc. In August 2000, the Company changed its name to Netergy Networks, Inc., but subsequently changed it back to 8x8, Inc. in July 2001. The Company's principal offices are located at 2445 Mission College Boulevard, Santa Clara, California 95054, and its telephone number at that location is (408) 727-1885.

The Company has three product lines: voice and video communications services that are marketed under the Packet8 brand name (collectively Packet8), voice and video semiconductors and related software, and software that implements the functionality of a private branch exchange, or PBX, over data networks. The Company has two primary subsidiaries, Netergy Microelectronics, Inc., or Netergy, and Centile, Inc., or Centile, that comprise two of its three product lines.

Within the parent company, 8x8 offers the Packet8 service that enables broadband internet users to add digital telephone service to their high-speed internet connection. In addition, 8x8 offers videophones for use on both traditional telephone networks and in conjunction with the Packet8 service.

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

Available Information

The Company's website address is http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report on Form 10-K. The Company files reports with the Securities and Exchange Commission (SEC), which are available on 8x8's website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on 8x8's website as soon as reasonably practicable after the Company electronically files such materials with or furnishes them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

In contrast to the traditional telecommunications infrastructure or public switched telephone network, or PSTN, data networks -- such as the internet or a corporate LAN -- utilize a "packet-switched" system in which information between two communicating terminals (for example, a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers, and hubs across the network. Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are their efficiency, flexibility, and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. Furthermore, many terminals can share the same connection to the network. The exponential growth of the internet in recent years has proven the scalability of these underlying packet networks. The most common protocol used for communicating on these packet networks is internet protocol, or IP.

As broadband connectivity has become more available and less expensive, it is now possible for service providers to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential. To enable such new products, service and equipment suppliers need semiconductor products and software to connect packet-based communication devices to the networks and the software that runs on the network that enables these communication devices to be easily installed, operated, and managed, as well as to replace commonly used functionality of the legacy switched network, such as billing and customer assistance.

PACKET8 AND CONSUMER SYSTEMS

Technology

8x8 has deployed an end-to-end voice and video communication service called Packet8. Packet8 is an internet-based communication solution that works on virtually any ethernet network in the world, and allows calls to or from any phone in the world, whether that phone is an IP phone or a regular PSTN phone on the PSTN network. 8x8 utilizes IP communication endpoints which, when used in conjunction with the Packet8 network software, enable plug and play installation and a regular dialtone user interface. The Packet8 service also uses web-based technologies to enable account setup, account management, billing and customer support. The Company has developed all of the underlying technologies of the Packet8 service, except for the trunking PSTN gateways (that are used to terminate IP calls on the PSTN network). Packet8 works with industry-standard PSTN gateways to terminate these calls.

CONSUMER SYSTEMS -- 8x8 is currently reselling private-branded telephone IP terminal adapters, which allow a regular analog telephone to be connected to an IP network, and analog and IP videophones, all of which are manufactured by several of Netergy's OEM semiconductor customers. These devices incorporate certain unique software modifications to the protocol and application code that enable them to take advantage of 8x8's Packet8 IP services platform. The original designs of these devices are based on some of Netergy's semiconductor reference designs.

Products

PACKET8 IP TELEPHONE SERVICE -- 8x8's Packet8 telephone service was introduced in November 2002. Customers enter into a service agreement with 8x8, and select a service plan based on their anticipated use of the service. Service plans provide various minutes of usage, up to unlimited, for calls in North America and Canada that are made to non-Packet8 customers. Subscribers are charged at a per-minute rate for international calls, and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under their plan. Depending on the service plan selected, 8x8 will either sell or provide at no cost to the user an 8x8 Desktop Terminal Adapter model DTA310 or Desktop Videophone model DV325 to use with the Packet8 service. Each subscriber is assigned a telephone number in any of the more than 1,500 United States ratecenters currently offered by the service. All Packet8 customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, online account management and billing (including real-time access to current bills), virtual phone lines, international call blocking and caller ID blocking.

DTA310 DESKTOP TERMINAL ADAPTER -- 8x8's DTA310 product is a telephone handset-to-Ethernet adapter that interfaces regular analog phones with IP-based telephony networks. The DTA-310 is installed at the subscriber's premises and supports a single voice port with its own direct dial phone number. This adapter runs a variety of communication and network protocols, including Session Initiation Protocol, or SIP.

DV325 DESKTOP SIP IP VIDEOPHONE -- 8x8's DV325 product is an IP videophone that contains all of the voice features of a regular Packet8 account. In addition, when a Packet8 subscriber with a DV325 calls another Packet8 subscriber with a DV325, the videophones connect with instant-on high-speed video sent over the Internet. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The DV325 videophone is designed to be compatible with other SIP protocol devices. 8x8 began trials of the product in April 2003.

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

Customers

8x8 sells and markets the Packet8 service to end users through its web site and third party resellers of the service. In addition, 8x8 is marketing the Packet8 service offering to service providers and cable television and digital subscriber line, or DSL, providers. Packet8 is offered to these third parties through reseller agreements, hosted and prepaid service agreements or OEM technology license agreements. The DV324 Desktop Videophone is sold direct to end-users from 8x8's website, as well as through distributors and value-added resellers.

Sales and Marketing

8x8 markets the Packet8 IP services via its own direct sales force and through third-party resellers. 8x8 markets its consumer systems through its direct sales force and third-party resellers. Sales of the products to end-users are also conducted from 8x8's website.

Competition

Competitors for the Packet8 service include Vonage, Net2Phone and iConnectHere and Voice Pulse, as well as incumbent telephone carriers, and other providers of traditional and legacy telephone service. 8x8's consumer systems products compete with other providers of videophones and videoconferencing systems, including Vialta, Inc., Innomedia, MotionMedia, and various software offerings that implement videophone functionality on a personal computer. Principal competitive factors in the market for 8x8's products include product feature parity, interface design, product reliability, performance, time-to-market, adherence to standards, price, functionality, customer service and IP network delivery/design.

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

Technology

SEMICONDUCTOR ARCHITECTURE -- Netergy's semiconductors are based on programmable processor architectures that enable implementation of IP telephony and videoconferencing applications in a highly efficient manner. Netergy's semiconductor architectures employ 32-bit reduced instruction set computing, or RISC, microprocessor cores, which execute the embedded applications software. Some of Netergy's semiconductors also employ a 64-bit Single Instruction Multiple Data, or SIMD, digital signal processor, or DSP, to accelerate the execution of signal processing intensive operations. Furthermore, Netergy's Audacity-T2 and T2U semiconductors benefit from the unique feature of not requiring any external SRAM or DRAM to operate.

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

Call signaling protocol stacks are complex software programs required to make voice calls over IP networks, including the internet. Codecs format and compress digital audio and video signals so they can be represented and efficiently transmitted in a digital form. Developing functional VoIP and video software and obtaining interoperability with other VoIP and video systems requires significant development time, which is why many OEMs choose to license it. Netergy's protocol stacks support the four most commonly deployed VoIP protocols, along with seven codecs.

Netergy is also developing new video compression algorithm technology based on the H.264 (formerly called H.26L) standard. The H.264 standard is a new set of algorithms being jointly specified by standards bodies in the International Teleconferencing Union, or ITU, and the Moving Pictures Expert Group, or MPEG, with the goal of improving video compression ratios by a factor of two versus any current video algorithm specification at any bit rate. For a given bit rate, implementations of the new H.264 video codec are expected to improve the picture quality of video streaming, telephony, and entertainment applications beyond the quality of pictures that are available today from either the MPEG-2 or MPEG-4 algorithms.

SYSTEM DESIGN -- Netergy has developed expertise in integrating its semiconductors and software with peripheral components to produce complete IP telephony and multimedia communication systems. Netergy's system technology consists of modular subsystems that can be combined and rearranged to interface to various networks (such as analog telephone, ISDN, Ethernet LAN, wireless, and home networks) and to various telephony devices, such as the analog phones in a home or facsimile machines in an office environment.

Products

AUDACITY-T2 IP TELEPHONY PROCESSOR -- The Audacity-T2 semiconductor performs the digital processing functions required to build an IP phone, including formatting digital audio data for transmission over packet networks (such as Ethernet, the internet, DSL links and digital cable systems). The chip can also be used in two-port analog telephone terminal adapters or gateway applications.

AUDACITY-T2U IP TELEPHONY PROCESSOR -- The Audacity-T2U semiconductor has all of the functionality of the Audacity-T2 processor but runs at faster processing speeds, has more on-chip memory, and contains an extra interface for connecting the chip to interfaces commonly found on DSL modem chipsets. The additional on-chip memory and higher processing speed enable the Audacity-T2U to address more advanced products, such as higher-end IP phones and four-port terminal adapters or gateways.

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

REFERENCE DESIGN KITS -- Netergy currently supplies the following reference design kits for its semiconductor products:

  The Media Hub MHx reference design is a one- to four-lineVoIP gateway based on the Audacity-T2U processor. The MHx supports up to four analog telephone interfaces and one to two 10/100 Mbps Ethernet ports;
  The Media Hub MHw reference design is a stand-alone design for wireless media hub and small office/home office gateway applications based on the 802.11b wireless ethernet standard;
  The IPPU phone reference design includes plastics, keypad, display, and handset and is based on the Audacity-T2U processor; and
  The IPPW reference design is a T2U based stand-alone platform for a wireless IP phone based on the 802.11b wireless ethernet standard.

Netergy's reference design kits are intended to serve as prototype system products and allow a customer to leverage Netergy's system design expertise to accelerate the time to market for new products. Each reference design package includes schematics, bills of materials, documentation, embedded software, and a software development environment that enables a customer to add new features and otherwise customize the software.

Customers

Netergy sells its IP telephony semiconductors, embedded software, and reference designs to OEMs of VoIP and VoDSL products, such as Kinpo, Ericsson and Telsey. In addition, Netergy signed a license and development agreement with a large OEM of video communications devices in 2002 for its new video firmware and semiconductor, which is designed for use in videoconferencing and video telephony applications. Netergy has also separately licensed a VoIP semiconductor core and embedded VoIP software to STMicroelectronics, or STM.

Sales and Marketing

Netergy markets its semiconductor, embedded software, and reference design products through its own direct sales force and third-party sales representatives. Netergy supports its domestic and international direct sales efforts from its headquarters in Santa Clara, California. Netergy's sales and marketing personnel typically provide support to OEM customers through its application engineering team and periodic training sessions. Netergy sells its products to customers on an order-to-order basis and has long-term agreements with only a limited number of customers. As such, order backlog at any given time is generally not significant and may not be a reliable indicator of future revenues.

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

Technology

Typically, today's businesses require an individual phone for each office worker. The phones provide various functions, such as voicemail, transfer and hold capability, and other services. Until recently, there were two ways that businesses could obtain this type of phone service: i) subscribe to Centrex services from their local telephone company, or ii) buy a dedicated piece of hardware that operates as a business PBX system.

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

Products

TELEPHONY CALL MANAGEMENT SOFTWARE -- Centile's telephony call management uses an IP network for its switching fabric and media connections, and provides the call routing, setup, and teardown necessary to establish a connection between two terminals on an IP network. It also provides a variety of more complex PBX features such as call transfers, web-based control, voice message retrieval, and conferencing.

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

Service providers control and configure the iPBX server software via a Web interface, allowing the system administrator to manage the iPBX from any location using any workstation with a browser. The administrator interface is designed to provide control of phone number block assignments, dial plans, service provisioning, direct dial phone number assignments, iPBX status, and bandwidth management. The iPBX supports voicemail, interactive voice response, automatic call distribution, auto attendants, directory service, unified messaging modules, and operation, service, and support integration.

MULTIPBX -- Introduced in 2002, the MultiPBX combines the iPBX server software with a complete package of VoIP and data equipment that enables a building owner to offer converged voice and data services through a multi-tenant building. The product can support thousands of user extensions in its standard configuration and can be located anywhere within the building. Regular PSTN phones can be used with the MultiPBX and all regular PSTN functions are supported with these phones (e.g., message waiting indicator, caller ID, etc.). IP phones can also be used to enable the more advanced features of the system at the user's desktop. The MultiPBX is able to place and receive local and long distance calls via a PSTN gateway integrated with the product. Interoffice and telecommuter calls can be carried directly via a Virtual Private Network, or VPN, or directly across the internet, thus offsetting communication costs for distant offices and remote facilities.

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

IPBX USER INTERFACE SOFTWARE -- Centile has three user interface applications for its hosted iPBX solution: ComCenter, Switchboard, and Administrator. All of these applications are designed to harness the graphical capabilities of personal computers and workstations to make the hosted iPBX easy to use.

The Centile ComCenter software with Call Announcer is designed for the end users of the iPBX. It provides Caller ID, call transfers, conference call setup, on-screen directories, contact management, and call logging. It also lets users set up and control their voicemail, listen to messages, set call forwarding numbers and filters, and set up personal speed dial numbers.

The Centile Switchboard software is the attendant interface for the iPBX. Switchboard runs on a personal computer or workstation to allow attendants to route incoming calls to an enterprise with a point-and-click interface. Switchboard provides caller ID for multiple incoming calls, extension status, two-click call transfers, corporate voice mailbox management, and multi-attendant support.

Centile Administrator enables customers to control their own moves, adds, and changes. The customer uses Administrator to assign extension numbers, associate user names, and create a voicemail account for each line. Administrator also allows the customer to define hunt groups, set user permissions, define phone button functions, and set voicemail parameters, all with a point-and-click interface.

Customers

Centile is marketing the product to service providers and resellers in Europe, Asia and North America. Centile has signed licensing agreements with Lucent Technologies (formerly AG Communication Systems) Dialink, Song Networks AB, and Oy Datatie AB (an ELISA group company).

Sales and Marketing

Centile markets the hosted iPBX software product through a direct sales force, and distributors. In addition, in 2002, Centile signed a license and distribution with AG Communication Systems, or AGCS, now Lucent Technologies (Lucent). Lucent is marketing the hosted iPBX as the SoftConnect business communication service. Lucent's SoftConnect product provides a single source for consolidated voice and data services on IP networks, enabling enterprises to consolidate multiple separate office data and telephone networks into a single unified corporate network. Under the terms of the agreement with Lucent, Centile is entitled to receive license fees and royalties for each SoftConnect customer.

Centile's sales force operates from the Company's headquarters in Santa Clara, California and from its European office in Sophia Antipolis, France.

Competition

Centile currently competes with suppliers of traditional PBXs, Centrex equipment, and newer generation IP-based PBX or Centrex solutions that seek to sell such products to telecommunication service providers or to the small and medium-size enterprise marketplace. The main competition includes Avaya, UT Starcom, Mitel, Nortel Networks, and several other providers of traditional and newer generation IP-based solutions, such as Broadsoft, Inc., Cisco Systems, Shoreline Communications, Syndeo Corporation, Sylantro, VocalData, Inc., Vocaltec Communications, and Vertical Networks.

MANUFACTURING

8x8 outsources the manufacturing of its videophones and DTA 310 terminal adapters, and Centile outsources the manufacturing of its media hubs, to third-party manufacturers, which are generally also semiconductor customers of Netergy. Neither Centile nor 8x8 have long-term purchase agreements with their contract manufacturers.

Netergy outsources the manufacturing of its semiconductors to independent foundries, and its primary semiconductor supplier is STMicroelectronics NV, or STM, which primarily uses Taiwan Semiconductor Manufacturing, or TSMC, for the production of Netergy's product. Our reliance on STM and its vendors for overseas wafer fabrication, sort, assembly and test services entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, and changes in tariff and freight rates. Furthermore, in the event overseas wafer fabrication, sort, assembly or test operations, or air transportation to or from foreign foundries or contractors, were disrupted for any reason, our operations could be severely harmed. Netergy does not have long-term purchase agreements with its contract manufacturers or its component suppliers.

RESEARCH AND DEVELOPMENT

Research and development expenses in each of the fiscal years ended March 31, 2003, 2002 and 2001 were $7.8 million, $12.6 million and $20 million, respectively. The development of new products and the enhancement of existing products by the Company and its subsidiaries are essential to their success.

The Company's current and future research and development efforts relate primarily to its Packet8 service offering and the development of new endpoints for subscribers of the service, and Netergy's next generation video semiconductor and embedded software. Areas of emphasis will include: enhanced versions of 8x8's Packet8 telecommunication services offering and related endpoints, and enhanced versions of Netergy's video communication processor technology to provide support for the H.264 video compression algorithm. Future development may also focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, and additional features supporting all of the Company's products.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2003, we had fifty-four United States patents and a number of United States and foreign patents pending, none of which we consider critical to our business. Our patents expire on dates ranging from 2009 to 2018. We cannot predict whether our pending patent applications will result in issued patents. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining technology leadership.

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

In order to encourage the use of its semiconductors, Netergy has licensed portions of its systems technology and software object code for its s emiconductors to virtually all of its semiconductor customers. Moreover, many of Netergy's  OEM customers have licensed portions of the software source code for its semiconductors currently being sold and under development. Netergy intends to continue to license its semiconductor, software, and systems technology to other companies, many of which are current or potential competitors. Such arrangements may enable these companies to use Netergy's  technology to produce products that compete with the Company's  IP telephony and video products.

Netergy has also licensed the right to manufacture certain of its videoconferencing and IP telephony semiconductor products to several original equipment manufacturers, or OEMs. These licenses generally provide for the payment of royalties. Only certain of these OEM licensees, such as STM, may s ell semiconductors based on the licensed technology to third parties, while other licensees are limited to sales of such semiconductors as part of multimedia communication systems or sub-systems. Item 13 of this Report provides further information regarding the Company's  license and other arrangements with s TM. In addition, in April 2002, Netergy licensed all of its Veracity software and the H.264 and MPEG software under development to a third party, and granted that party rights to use the technology on Netergy's  semiconductors.

Centile may, in the future, license its source code for portions or all of the hosted iPBX technology to other companies. For example, the license and distribution agreement between Centile and AGCS, provides AGCS with the opportunity to purchase a source code license under certain conditions. s uch arrangements may enable these companies to use the technology to produce products that compete with Centile's  products.

In March 2002, 8x8 licensed certain Very Long Instruction Word, or VLIW, microprocessor cores, related tools and MPEG4 video compression firmware from STM for use in Netergy's  IP video communication processor development initiatives. Additionally, the Company agreed to license STM certain of its existing and future H.263 and H.264 firmware implementations for use with s TM's  semiconductor products. The licenses are non-exclusive, non-transferable and non-assignable and provide for the sharing of updates and enhancements to the licensed technology, subject to certain limitations. The agreement includes provisions that allow the Company to manufacture semiconductor devices that contain the STM VLIW core at STM or at other third-party fabrication facilities. The Company is required to pay STM per-unit royalties based upon shipments of products that incorporate the VLIW technology. In addition, STM is required to pay the Company certain per-unit royalties based upon shipments of STM s emiconductor products that contain the Company's  H.263 and H.264 video technology.

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

INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial information relating to our segments and information on revenues generated in different geographic areas are set forth in Note 12 to our consolidated financial statements contained in Part II, Item 8 of this Report. In addition, information regarding risks attendant to our foreign operations are set forth under the heading "Factors that May Affect Future Results" later in this Report.

EMPLOYEES

As of March 31, 2003, the Company employed 54 persons, including 4 in manufacturing operations, 25 in research and development, 8 in sales and marketing, and 17 in general and administrative capacities. None of the Company's  employees are represented by a labor union or are subject to a collective bargaining arrangement. The Company believes that relations with employees are good.

ITEM 2. PROPERTIES

The Company's  principal operations are located in an approximately 45,000 square foot facility in Santa Clara, California that is leased through November 2004. Design, limited manufacturing, research and development, sales and marketing, and administrative activities are performed in this facility.

The Company also leases a facility for its research and development operation in Sophia-Antipolis, France. The Company believes that its existing facilities are adequate to meet its current and foreseeable future needs. For additional information regarding the Company's obligations under leases see Note 9 to the consolidated financial statements contained in Part II, Item 8.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company completed its initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, the Company's  common stock was traded on the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." From April 4, 2000 through July 18, 2001, the Company's  common stock was traded on the NASDAQ under the symbol "NTRG." Since July 19, 2001 the Company's  common stock has traded under the symbol "EGHT." The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. As of May 22, 2003, there were 295 holders of record of the Company's  common stock.

The following table sets forth the range of high and low closing prices for each period indicated:

Period		High	Low
Fiscal 2003:
	First quarter	$ 1.05	$ 0.31
	Second quarter	$ 0.60	$ 0.29
	Third quarter	$ 0.43	$ 0.20
	Fourth quarter	$ 0.37	$ 0.18
Fiscal 2002:
	First quarter	$ 2.32	$ 0.65
	Second quarter	$ 1.48	$ 0.60
	Third quarter	$ 1.11	$ 0.68
	Fourth quarter	$ 1.30	$ 0.84

ITEM 6. SELECTED FINANCIAL DATA

                                                            Years Ended March 31, (1) (8)
                                            ----------------------------------------------------------
                                             2003 (7)    2002 (2)   2001(6)(3)  2000(4)(6)   1999(5)
                                            ----------  ----------  ----------  ----------  ----------
                                                       (in thousands, except per share amounts)
Total revenues............................ $   11,003  $   14,691  $   18,228  $   25,384  $   31,682
Net loss.................................. $  (11,403) $   (9,105) $  (74,399) $  (24,848) $  (19,224)
Net loss per share:
  Basic................................... $    (0.40) $    (0.33) $    (2.99) $    (1.38) $    (1.28)
  Diluted................................. $    (0.40) $    (0.33) $    (2.99) $    (1.38) $    (1.28)
Total assets.............................. $    6,705  $   19,653  $   39,145  $   59,983  $   28,709
Convertible subordinated debentures....... $       --  $       --  $    6,238  $    5,498  $       --
Contingently redeemable common stock...... $      669  $      813  $       --  $       --  $       --
Accumulated deficit....................... $ (148,679) $ (137,276) $ (128,146) $  (53,747) $  (28,899)
Total stockholders' equity................ $    2,164  $   13,234  $   21,632  $   47,390  $   18,823

____________

  Fiscal 2001 was a 52 week and 2 day fiscal year. Fiscal year 2000 was a 53-week fiscal year, while fiscal 2003, 2002 and 1999 were 52-week fiscal years.

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

  The convertible subordinated debentures, which had a face value of $7.5 million, are presented net of the related debt discount, which was amortized over the initial three-year term of the debentures. The debentures were redeemed in December 2001.

  Net loss and net loss per share include restructuring and other charges of $3.4 million

  Beginning 8x8's fiscal year 2003, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted, and 8x8 ceased to amortize approximately $1.5 million of goodwill, net of amortization, including intangibles that were classified as goodwill upon adoption of SFAS No. 142. The 2000 to 2002 consolidated financial data includes amortization of goodwill and intangibles totaling $0.7 million for 2002, $11 million for 2001 and $0.6 million for 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding anticipated cost savings arising from the restructuring activities implemented during fiscal 2003; our assumptions underlying our critical accounting determinations concerning revenue, allowances for doubtful accounts, valuation of goodwill, tax allowances and reserves for legal issues; factors that could impact our gross margins; our cost estimates under contracts accounted for using the percentage of completion method; efforts to raise additional financing; commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market telecommunication technology for IP telephony and video applications. The Company has three product lines: internet protocol telephone devices, videophones, and internet communication services; voice and video semiconductors and related software; and software that implements the functionality of a private branch exchange, or PBX, over data networks.

8x8's first product line includes consumer telephones, videophones, and communication software and services that work over broadband networks. 8x8 sells internet protocol telephony software and services that enable customers to provision and use IP dial-tone services with IP telephones and videophones. The service is marketed under the brand name Packet8. 8x8 also sells videophones that work over normal phone lines.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Note 1 to the consolidated financial statements in Part II, Item 8 of this Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements.. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

At the time of each revenue transaction we assess whether the revenue amount is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are thirty to ninety days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. We base the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed.

For sales generated from long-term contracts, we use the percentage of completion method of accounting. In doing so, management makes important judgments in costs and in measuring progress towards completion. These judgments underlie our determinations regarding overall contract value, contract profitability and timing of revenue recognition. Revenue and cost estimates are revised quarterly based on changes in circumstances, and any losses on contracts are recognized immediately.

If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria or when the customer has signed formal acceptance documentation. If a software license arrangement obligates us to deliver unspecified future products, revenue is recognized on a subscription basis, ratably over the term of the contract.

For all sales, except those completed via the internet, we use either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the internet, we use a credit card authorization as evidence of an arrangement.

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed below under "Factors that May Affect Future Results."

Collectibility of accounts receivable

We must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $1.4 million, net of an allowance for doubtful accounts of $141,000 as of March 31, 2003, and one customer represented 30% of our gross accounts receivable. Based upon this customer's past payment history, discussions with the customer and our review of their financial condition, the outstanding balance was considered collectible and therefore no portion of this balance was specifically reserved for at March 31, 2003.

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

Valuation of goodwill

We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  significant underperformance relative to projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  significant negative industry or economic trends;

  significant decline in our stock price for a sustained period; and

  our market capitalization relative to net book value.

Goodwill is included in our Centile reporting unit, which is the same as our Centile operating segment. During our impairment assessment, we compare the carrying value of our Centile reporting unit to its fair value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values, as appropriate.

In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $1.5 million to write-off its remaining goodwill. The impairment assessment resulted from our plan implemented in the fourth quarter of fiscal 2003 to reduce the workforce of Centile's  France office by seventy percent.

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

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which primarily consist of net operating loss and tax credit carryforwards. We have recorded a valuation allowance of $51 million as of March 31, 2003, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Litigation

Management's current estimated range of liability related to pending litigation involving the Company is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. At March 31, 2003, liabilities related to litigation matters were not significant. Because of the uncertainties related to both the amount and range of loss on pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability, if any, related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the years ended March 31, 2003, 2002, and 2001, expressed as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues. You should read this information in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

                                                         Year Ended March 31,
                                                      -------------------------
                                                         2003     2002    2001
                                                      ------- -------- --------

Product revenues.....................................     52%     41%     70%
License and other revenues...........................     48%     59%     30%
                                                       ------  -------  -------
          Total revenues.............................    100%    100%    100%
                                                       ------  -------  -------
Cost of product revenues.............................     48%     43%     41%
Cost of license and other revenues...................     29%      2%     32%
                                                       ------  -------  -------
          Total cost of revenues.....................     39%     19%     38%
                                                       ------  -------  -------
          Gross profit...............................     61%     81%     62%
                                                       ------  -------  -------
Operating expenses:
  Research and development...........................     71%     85%    109%
  Selling, general and administrative................     68%     59%     93%
  In-process research and development................     -- %     -- %     25%
  Amortization of intangibles........................     -- %      5%     60%
  Restructuring and other charges....................     31%     -- %    183%
                                                       ------  -------  -------
          Total operating expenses...................    170%    149%    470%
                                                       ------  -------  -------
Loss from operations.................................   (109)%    (68)%   (408)%
Other income, net....................................      5%      7%     14%
Interest expense.....................................     -- %     (6)%     (8)%
                                                       ------  -------  -------
Loss before provision for income taxes...............   (104)%    (67)%   (402)%
Provision for income taxes...........................     -- %     -- %     -- %
                                                       ------  -------  -------
Net loss before extraordinary gain and cumulative
  effect of change in accounting principle ..........   (104)%    (67)%   (402)%
Extraordinary gain on extinguishment of debt, net....     -- %      5%     -- %
Cumulative effect of change in accounting principle..     -- %     -- %     (6)%
                                                       ------  -------  -------
Net loss.............................................   (104)%    (62)%   (408)%
                                                       ======  =======  =======

REVENUES

Product revenues were $5.7 million in fiscal 2003, a decrease of $300,000 from the $6 million reported in fiscal 2002. The decrease in fiscal 2003 was due to a $1.1 million decrease in videoconferencing semiconductor sales, offset by a $300,000 increase in voice over internet protocol (VoIP) semiconductor sales and a $500,000 increase in sales of videophones and media hub systems. The significant decrease in videoconferencing semiconductor revenues was due primarily to a slight decrease in unit shipments, combined with decreases in average selling prices, or ASPs. The decrease in unit shipments of our videoconferencing semiconductors as compared to the prior year, is primarily attributable to our announcement during fiscal 2003 of the end of life of our existing videoconferencing semiconductors, as well as the factors set forth below explaining the decline for fiscal 2002 versus fiscal 2001. Our remaining videoconferencing semiconductor customers have been designing out our products in anticipation of the end of life. The increase in VoIP semiconductor sales was attributable to a significant increase in unit shipments, offset by decreases in ASPs. The increase in videophone system sales was attributable to our commencement of sales of these products in the fourth quarter of fiscal 2002, and as a result, fiscal 2003 includes four quarters of sales versus only one quarter of sales in fiscal 2002. The increase in media hub system revenues was attributable to the increase in licenses of our hosted iPBX product.

Product revenues were $6.0 million in fiscal 2002, a decrease of $6.8 million from the $12.8 million reported in fiscal 2001. The decrease in product revenues in fiscal 2002 was due to decreases in sales of video monitoring and consumer videophone systems approximating $1 million, resulting from our decision to terminate further development and sales of these product lines in prior years, a slight decrease in IP telephony semiconductor sales, a $300,000 decrease in media hub system revenues, and a $5.4 million decrease in revenue derived from our videoconferencing semiconductor products. The decrease in media hub system revenues as compared to the prior year period was due primarily to a decline in sales to a significant customer. The significant decrease in videoconferencing semiconductor revenues was due primarily to a significant decrease in unit shipments, offset partially by increases in average selling prices, or ASPs. Factors that contributed to the significant decrease in unit shipments of our videoconferencing semiconductors as compared to the prior year include:

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

License and other revenues were $5.3 million in fiscal 2003, a decrease of $3.3 million from the $8.6 million recorded in fiscal 2002. License and other revenues, the majority of which are considered to be non- recurring in nature, consisted primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses. License and other revenues for both fiscal 2003 and 2002 included approximately $1.6 million of non-cash revenue recognition associated with the license of our video monitoring technology to Interlogix in fiscal 2001. The decrease in fiscal 2003 was primarily attributable to:

  A $1.2 million decrease in royalties earned by Netergy under a license agreement for certain of our video compression technology. Royalty revenue recognized under this agreement totaled $750,000 for fiscal 2003 as compared to approximately $2 million for fiscal 2002. The licensee's obligations to pay royalties on shipments of products that incorporate our technology terminated in the first quarter of fiscal 2003 upon payment of the $750,000;

  A decrease of approximately $1 million in revenues associated with our license of service creation environment (SCE) technology to Lucent and unified messaging technology to Milinx;

  A $1.1 million decrease in license revenue associated with our embedded IP telephony firmware technology, e.g., Veracity VoIP software and Audacity-T2 based reference design kits marketed by Netergy; and

  A decrease of approximately $1.5 million in non-recurring license and maintenance revenues associated with Netergy's videoconferencing technology.

These decreases were partially offset by:

  A $380,000 increase in license and maintenance revenues associated with Centile's hosted iPBX product; and

  Approximately $1.1 million of revenues recognized by Netergy under a contract to develop our next-generation video compression semiconductor product that is accounted for using the percentage of completion method. Profit estimates on this contract are revised periodically based on changes in facts; any loss is required to be recognized immediately. Based on our cost estimates as of March 31, 2003, we recognized a loss approximating $300,000 on this development contract in the quarter ended March 31, 2003, which has been recorded in the Cost of License and Other Revenues line in the consolidated statements of operations. Subsequent changes in our cost estimates could require us to recognize additional losses in a future period as the revenues under this contract are fixed.

License revenues were $8.6 million in fiscal 2002, an increase of $3.2 million from the $5.4 million recognized in fiscal 2001. License and other revenues recognized in fiscal 2002 consisted primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses. License and other revenues for fiscal 2001 also included $1.2 million of professional service revenues associated with our Canadian operations. No professional service revenues were recognized in fiscal 2002 due to the elimination of the professional services organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001. The negative impact of eliminating professional service revenues in fiscal 2002 was more than offset by the following:

  An increase in royalties earned by Netergy under a license agreement for certain of our video compression technology. Royalty revenue recognized under this agreement approximated $2.0 million for fiscal 2002 as compared to $768,000 for fiscal 2001;

  A $1.3 million increase in license revenue associated with Netergy's embedded IP telephony firmware technology;

  The recognition of $309,000 of previously deferred revenue associated with our license of unified messaging technology to Milinx. Also, license revenues in fiscal 2002 included $680,000 of non-recurring revenue associated with the license of our SCE technology to Lucent;

  A $1.6 million increase in revenue in fiscal 2002 associated with the license of our video monitoring technology to Interlogix in fiscal 2001. Recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix had been deferred until we satisfied certain remaining obligations in the quarter ended March 31, 2001. Revenue associated with the license is being recognized ratably over the license term, which expires in May 2003. All cash receipts associated with this license were received in fiscal 2001; and

  A decrease of approximately $700,000 in non-recurring license and maintenance revenues associated with Netergy's videoconferencing technology.

Revenues from our ten largest customers in the fiscal years ended March 31, 2003, 2002, and 2001 accounted for approximately 63%, 73%, and 48%, respectively, of our total revenues. Two customers represented more than 10% of our total revenues in fiscal 2003. These customers, GE Interlogix, Inc. and Leadtek Research, Inc. represented 17% and 11% of our total revenues, respectively. Three customers represented more than 10% of our total revenues in fiscal 2002. These customers, ESS Technology, Inc., Leadtek Research, Inc. and GE Interlogix, Inc. represented 13%, 13% and 12% of our total revenues, respectively. During the fiscal year ended March 31, 2001 no customer accounted for 10% or more of total revenues.

Sales to customers outside the United States represented 62%, 61%, and 69%, and of total revenues in the fiscal years ended March 31, 2003, 2002, and 2001, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2003         2002         2001
                                          -----------  -----------  -----------
United States........................... $     4,218  $     5,777  $     5,632
Europe..................................       2,657        4,126        5,862
Taiwan..................................       1,569        2,026        2,739
Japan...................................         919        1,119        1,188
Other...................................       1,640        1,643        2,807
                                          -----------  -----------  -----------
                                         $    11,003  $    14,691  $    18,228
                                          ===========  ===========  ===========

COST OF REVENUES AND GROSS PROFIT

The cost of product revenues consists of costs associated with system manufacturing, components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors, and direct and indirect costs associated with purchasing, scheduling, and quality assurance. Gross profit from product revenues was $3 million, $3.4 million, and $7.6 million, for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. Product gross margin was 52%, 57%, and 59% for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

The $400,000 decrease in gross profit from product revenues was primarily due to a decrease in product revenues primarily attributable to lower ASPs, and a charge of approximately $270,000 for non-cancelable purchase orders for IP telephony semiconductors recorded in the quarter ended March 31, 2003. The decreases in gross profit were partially mitigated by lower costs for our IP telephony semiconductors resulting from a change in suppliers during fiscal 2003.

The $4.1 million decrease in gross profit from fiscal 2001 to fiscal 2002 was due primarily to a significant decrease in sales of our videoconferencing semiconductors and video monitoring systems. Gross profit in fiscal 2002 was also impacted by a decrease in product gross margins due to lower average selling prices realized on sales of our IP telephony semiconductors, and to a lessor extent, an increase in inventory reserves associated with our media hub products in the first quarter of fiscal 2002. The decrease in margins was mitigated to some extent by an increase in average selling prices realized on the sale of our videoconferencing semiconductors and the reversal of $143,000 of reserves associated with our semiconductor products in the fourth quarter of fiscal 2002 due to the sale of inventory that had been specifically reserved for in fiscal 2001.

Gross profit from license and other revenues, which were largely nonrecurring, was $3.8 million, $8.4 million, and $3.7 million, in fiscal 2003, 2002, and 2001, respectively. Associated gross margins were 71%, 98%, and 68% in fiscal 2003, 2002, and 2001. The decrease in gross margin from fiscal 2002 to fiscal 2003 was due primarily to the reduction in license and other revenues, and costs incurred to perform development services under revenue generating contracts in fiscal 2003, which included a loss approximating $300,000 in the quarter ended March 31, 2003. The significant increase in gross margin from fiscal 2001 to fiscal 2002 was due to the elimination of our professional service organization as part of the restructuring of our Canadian operations in the fourth quarter of fiscal 2001.

Our gross margin is affected by a number of factors including product mix, product pricing, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. Average selling prices realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products, resulting in lower gross margins. We have encountered significant price competition in the markets for our products, and are at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. To respond to competitive pricing pressures, we will be required to introduce differentiated products and continue to reduce costs as a means of maintaining or improving our margins. We may not be successful in our development efforts or product cost reduction measures and may face continued erosion of margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer, and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $7.8 million, $12.6 million, and $20 million for fiscal 2003, 2002, and 2001, respectively. The $4.8 million decrease in research and development expenses in fiscal 2003 as compared to fiscal 2002 was due to the following:

  The shift in engineering resources from research and development functions to revenue generating contracts; these costs approximated $1.3 million for fiscal 2003 and were included in cost of license and other revenue;

  Lower compensation costs due to a reduction in research and development personnel as compared to the comparable prior year period;

  Reduced purchases of software and related maintenance contracts;

  Reduced consulting expenses related to our SCE technology;

  Lower depreciation expense due to the retirement of assets; and

  Our overall efforts to reduce discretionary operating costs.

The $7.4 million decrease in research and development expenses during fiscal 2002 as compared to fiscal 2001 was due to the following:

  The elimination of our Canadian operations in the fourth quarter of fiscal 2001. Research and development expenses incurred by our Canadian operations in fiscal 2001 approximated $2.5 million;

  Reductions in research and development personnel staffing levels in the first and second quarters of fiscal 2002;

  Lower tooling and other project related expenses associated with semiconductor and system-level reference design projects in fiscal 2002;

  Lower third-party consulting expenses associated with development of the graphical user interface for Centile's hosted iPBX product;

  A decrease in stock compensation charges of approximately $435,000; and

  Our overall efforts to reduce discretionary operating costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources, and general management. Such costs also include advertising, sales commissions, trade show, and other marketing and promotional expenses. Selling, general, and administrative expenses were $7.4 million, $8.6 million, and $16.9 million in fiscal 2003, 2002, and 2001, respectively. The $1.2 million decrease in selling, general, and administrative expenses in fiscal 2003 as compared to fiscal 2002 was due to the following:

  Reductions in sales, marketing and administrative personnel staffing levels; and

  Lower legal, financial reporting, corporate function, telephone, travel, corporate marketing, public relations and trade show expenditures resulting from our efforts to reduce discretionary operating costs.

The decrease in selling, general, and administrative expenses during fiscal 2002 as compared to fiscal 2001 was due primarily to the reasons set forth above, as well as:

  a $3.7 million decrease due to the elimination of our Canadian operations in the fourth quarter of fiscal 2001; and

  a $325,000 decrease in stock compensation expense.

IN-PROCESS RESEARCH AND DEVELOPMENT AND AMORTIZATION OF INTANGIBLES

We incurred in-process research and development charges of $4.6 million in the second quarter of fiscal 2001 related to the acquisition of U|Force, Inc. (U|Force). Our consolidated financial statements reflect the acquisition of all of the outstanding stock of U|Force, Inc. on June 30, 2000 for a total purchase price of $46.8 million. U|Force, based in Montreal, Canada, was a developer of IP-based software applications and a provider of professional services. U|Force was also developing a Java-based service creation environment (SCE) designed to allow telecommunication service providers to develop, deploy, and manage telephony applications and services to their customers. The purchase price was comprised of 8x8 common stock with a fair value of approximately $38.0 million comprised of: (i) 1,447,523 shares issued at closing of the acquisition, and (ii) 2,107,780 shares to be issued upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by former employee shareholders or indirect owners of U|Force stock. The Exchangeable Shares held by U|Force employees were subject to certain restrictions, including our right to repurchase the Exchangeable Shares if an employee departed prior to vesting. In addition, we also agreed to issue one share of preferred stock (the Special Voting Share) that provides holders of Exchangeable Shares with voting rights equivalent to the shares of common stock into which their shares are convertible. We also assumed outstanding stock options to purchase shares of U|Force common stock for which the Black-Scholes pricing model value of approximately $6.5 million was included in the purchase price. Direct transaction costs related to the merger were approximately $747,000. Additionally, the Company advanced $1.5 million to U|Force upon signing the acquisition agreement, but prior to the close of the transaction. This amount was accounted for as part of the purchase price. The following table summarizes the composition of the purchase price (in thousands):

Value of common stock and Exchangable Shares issued......... $  38,042
Value of stock otions assumed...............................     6,546
Cash advanced to U|Force prior to closing...................     1,500
Direct transaction costs....................................       747
                                                              ---------
                                                             $  46,835
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

In-process research and development......................... $   4,563
Distribution agreement......................................     1,053
Workforce...................................................     1,182
U|Force net tangible assets.................................     1,801
Goodwill....................................................    38,236
                                                              ---------
                                                             $  46,835
                                                              =========

Amortization of goodwill and intangible assets charged to operations was $763,000 and $11 million for the fiscal years ended March 31, 2002 and 2001, respectively. Amortization expense included amounts related to the amortization of goodwill and intangible assets arising from the acquisitions of U|Force in fiscal 2001 and Odisei S.A. in fiscal 2000. Beginning our fiscal year 2003, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted, and we ceased to amortize approximately $1.5 million of goodwill, net of amortization, including intangibles related to the acquisition of Odisei S.A. that were classified as goodwill upon the adoption of SFAS No. 142.

RESTRUCTURING AND OTHER CHARGES

2003 Restructuring Actions

During the third and fourth quarters of fiscal 2003, we continued our cost reduction activities to better align expense levels with current revenue levels and ensure conservative spending during the current economic downturn. As a result of these activities, we recorded restructuring and other asset impairment charges of approximately $3.4 million. These charges included severance and benefits of approximately $1.2 million, as we reduced our workforce, under voluntary and involuntary separation plans, by thirty-two employees or thirty percent. The majority of the affected employees were Netergy employees based in Santa Clara, California and Marlow, United Kingdom and included employees from sales and marketing and research and development, as well as four executives of Netergy. Severance of approximately $325,000 attributable to involuntary terminations was paid during the year ended March 31, 2003.

We closed Netergy's facility in Marlow, United Kingdom, and recorded $434,000 of charges related to the termination of the operating leases for the facility and related services. In addition, we recorded asset impairment charges of $212,000 related to assets in the United Kingdom that were abandoned or disposed of.

We also recorded a charge of approximately $74,000 for its remaining lease liability for office space in Tempe, Arizona that was vacated as a result of the restructuring actions during the fourth quarter.

In the fourth quarter of fiscal 2003, we also implemented a plan to reduce the workforce at Centile's Sophia Antipolis, France office by ten employees or seventy percent. This downsizing and its potential impact on Centile's iPBX business prompted an assessment of the key assumptions underlying our goodwill valuation judgments. As a result of the analysis, we determined that an impairment charge of $1.5 million was required because the estimated fair value of the goodwill was less than the book value of the goodwill that arose from the acquisition of Odisei S.A. in fiscal 2000.

The following table illustrates the charges, credits and balances of the restructuring reserves as of March 31, 2003 and summarizes asset impairment charges (in thousands):

                                     Total        Cash       Non-Cash      Liability at
                                    Charges     Payments      Charges     March 31, 2003
                                  -----------  -----------  -----------  ----------------
Restructuring Charges:
 Severance...................... $     1,177  $    (1,002) $        --  $            175
 Facility related...............         508         (161)        (273)               74
                                  -----------  -----------  -----------  ----------------
   Total restructuring charges..       1,685       (1,163)        (273)              249
                                  -----------  -----------  -----------  ----------------
Asset Impairments:
 Fixed Assets...................         212           --         (212)               --
 Goodwill.......................       1,539           --       (1,539)               --
                                  -----------  -----------  -----------  ----------------
   Total impairment charges.....       1,751           --       (1,751)               --
                                  -----------  -----------  -----------  ----------------
   Total restructuring and
     impairment charges......... $     3,436  $    (1,163) $    (2,024) $            249
                                  ===========  ===========  ===========  ================

We expect annual savings of approximately $3 million related to voluntary and involuntary employee terminations. Future expected cost reductions will be reflected in the Cost of Sales, Selling, General and Administrative, and Research and Development line items in the consolidated statements of operations.

2001 Restructuring Actions

During the fourth quarter of fiscal 2001, after a significant number of employees had resigned, we discontinued our Canadian operations acquired in conjunction with the acquisition of U|Force in June 2000. We closed our offices in Montreal and Hull, Quebec and laid-off all remaining employees resulting in the cessation of the research and development efforts and the sales and marketing and professional services activities associated with the U|Force business. As a result of the restructuring, we recorded a one-time charge of $33.3 million in the quarter ended March 31, 2001. The restructuring and other charges consisted of the following (in thousands):

Employee separation......................................... $     765
Fixed asset losses and impairments..........................     2,084
Intangible asset impairments................................    30,247
Lease obligation and termination............................       220
                                                              ---------
                                                             $  33,316
                                                              =========

Employee separation costs represent severance payments related to the 96 employees in the Montreal and Hull offices who were laid-off.

The impairment charges for fixed assets of approximately $2.1 million included write-offs of abandoned and unusable assets of approximately $1.4 million, a loss on sale of assets of $567,000, and a charge for assets to be disposed of $172,000. The loss on sale of assets of $567,000 was attributable to the sale of office, computer, and other equipment of the Montreal facility. We received common stock of the purchaser valued at approximately $412,000 as of the date of sale. Fair value of assets to be disposed of was measured based on expected salvage value, less costs to sell. Assets to be disposed of consist of computer equipment with a fair value of $57,000 at March 31, 2001. Substantially all of these assets were liquidated during fiscal 2002.

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

OTHER INCOME, NET

In fiscal 2003, 2002, and 2001, other income, net, was approximately $600,000, $1.0 million, and $2.6 million, respectively. The decrease in other income, net, in fiscal 2003 compared to fiscal 2002 was due primarily to an approximately $440,000 decrease in interest income resulting from lower average cash and cash equivalent balances and lower interest rates, a $131,000 non-recurring gain realized on the sale of an investment in fiscal 2002, and a $100,000 increase in foreign exchange losses. These decreases were offset by an increase in other income from our former Canadian operations of approximately $175,000. The increase in Canadian other income was primarily attributable to the collection of Canadian research and development and other tax credits in fiscal 2003, which was partially offset by a write off of $92,000, which represented the balance of the cumulative translation adjustment generated from the translation of the financial statements of our Canadian subsidiary. Our Canadian subsidiary has been substantially liquidated. We collected $560,000 of Canadian tax credits in fiscal 2003, but no further refundable tax credits are expected from Canada. Apart from the tax credit receipt in fiscal 2003 and investment gain in 2002 described above, other income, net, consists primarily of interest income earned on our cash and cash equivalents and foreign exchange gains and losses. Interest income has continued to decrease due to significantly lower average cash and cash equivalent balances combined with lower interest rates. See "Item 3. Quantitative And Qualitative Disclosures About Market Risk" elsewhere in this Report for further discussion of our exposure to currency risk.

The decrease in other income, net, in fiscal 2002 compared to fiscal 2001 was due primarily to a significant decrease in interest income resulting from lower average cash and cash equivalent balances and lower interest rates. Gains realized on the sale of investments also decreased by approximately $94,000 in fiscal 2002 as compared to fiscal 2001.

INTEREST EXPENSE

Interest expense in each of the two years ended March 31, 2002 consisted mainly of charges associated with the 4% convertible subordinated debentures, or the Debentures, that we issued in December 1999, including the amortization of the related debt discount and debt issuance costs. We redeemed the Debentures in December 2001. Interest expense for the year ended March 31, 2001 also included approximately $128,000 associated with lease lines of credit and a bank loan assumed as part of the U|Force acquisition. All of the U|Force debt obligations were repaid in the quarter ended March 31, 2001.

PROVISION FOR INCOME TAXES

The provisions of $15,000 and $17,000 for the years ended March 31, 2002 and 2001, respectively, were comprised primarily of certain foreign taxes. We had no provision for the fiscal year ended March 31, 2003. The provision for the year ended March 31, 2002 also reflected a $10,000 refund of U.S. federal income taxes received in fiscal 2002.

At March 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $115 million and $42 million, respectively, which expire at various dates beginning in 2005. In addition, at March 31, 2002, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3 million and $2.3 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2003 and 2002, we had gross deferred tax assets of approximately $51 million and $47 million. We believe that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and a full valuation allowance was recorded at March 31, 2003 and March 31, 2002.

EXTRAORDINARY GAIN

We realized an extraordinary gain of $779,000 in the third quarter of fiscal 2002 resulting from the early extinguishment of our convertible subordinated debentures. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Report for further discussion of this transaction.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached several conclusions regarding the accounting for debt and equity securities with beneficial conversion features, including a consensus requiring the application of the "accounting conversion price" method, versus the use of the stated conversion price, to calculate the beneficial conversion feature for such securities. The Securities and Exchange Commission (SEC) required companies to record a cumulative catch-up adjustment in the fourth quarter of calendar 2000 related to the application of the "accounting conversion price" method to securities issued after May 21, 1999. Accordingly, we recorded a $1.1 million non-cash expense during the quarter ended December 31, 2000 to account for a beneficial conversion feature associated with Debentures and related warrants issued in December 1999, and we presented it as a cumulative effect of a change in accounting principle as required by the SEC.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents totaling $3.4 million, representing a decrease of $9 million from March 31, 2002. We currently have no borrowing arrangements.

Cash used in operations of $8.8 million in fiscal 2003 primarily resulted from the net loss of $11.4 million, a $249,000 decrease in accrued compensation, a $1.9 million decrease in deferred revenue, and a $71,000 increase in accounts receivable. Cash used in operations was partially offset by a $298,000 decrease in inventory and non-cash items, including depreciation and amortization of $1.8 million, $2.3 million for the non-cash portion of restructuring and asset impairment charges, and $83,000 related to the provision for inventory. Cash used in investing activities in fiscal 2003 was attributable to purchases of short-term investments of $208,000 and capital expenditures of $137,000, partially offset by proceeds from the sale of equipment of $42,000. Cash provided by financing activities during fiscal 2003 consisted of proceeds of $89,000 resulting from the sale of our common stock to employees through our employee stock purchase and stock option plans.

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

As of March 31, 2003, our principal commitments consisted of obligations outstanding under non-cancelable operating leases. At March 31, 2003, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2004........................................................ $     544
2005........................................................       280
2006........................................................        37
                                                              ---------
          Total minimum payments............................ $     861
                                                              =========

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included issuing 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement filed with the SEC covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement we may be required to pay cash penalties and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows. The value of the shares still held by the lenders of $669,000 at March 31, 2003, based upon the $0.898 per share minimum potential redemption price, is reflected as contingently redeemable common stock in the consolidated balance sheet.

The consolidated financial statements presented in Part II, Item 8 of this Report have been prepared assuming that 8x8 will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. 8x8 has incurred recurring losses from operations, had recurring negative cash flows, and has a significant accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently seeking additional financing in order to meet our cash requirements for fiscal 2004. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

RELATED PARTY TRANSACTIONS

During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share and received net proceeds of $27.7 million. During fiscal 2003, we purchased semiconductors from a subsidiary of STM. Such purchases approximated $550,000. In addition, during fiscal 2003 we contracted with a subsidiary of STM for non-recurring engineering services related to the development of our new semiconductor product. As of March 31, 2003, we had recorded liabilities to STM of $392,000 for semiconductor purchases and purchase commitments and engineering services.

In March 2002 the Board authorized us to open securities trading accounts and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by our Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement between 8x8 and Mr. Parkinson. Under the arrangement, we are required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of March 31, 2003, the investment account balance approximated $1,018,000. Accordingly, we had a payable of approximately $18,000 to Mr. Parkinson at March 31, 2003. As of March 31, 2003, approximately $200,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities. The remaining $800,000 was invested in money market funds.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity, and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 in the first quarter of fiscal 2003, and its adoption did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the fourth quarter of fiscal 2003, and its adoption did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect FIN 45 to have a material impact on our consolidated results of operations or financial position. We have included additional disclosures in accordance with FIN 45 in the footnotes to the consolidated financial statements presented in Part II, Item 8 of this Report.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. We have included additional disclosures in accordance with SFAS No. 148 in the footnotes to the consolidated financial statements presented in Part II, Item 8 of this Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We will need to raise additional capital to support our operations, and failure to do so in a timely manner may cause us to implement additional cost reduction strategies

As of March 31, 2003, we had approximately $3.6 million in cash and cash equivalents and short-term investments. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for fiscal 2004. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $4 million in the quarter ended March 31, 2003 and we ended the period with an accumulated deficit of $149 million. In addition, we recorded operating losses of $12 million, $10.0 million and $74.5 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the Nasdaq SmallCap Market

In April 2002, we were notified by the Nasdaq staff that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we might be delisted. As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by July 9, 2002, we transferred to and began trading on the Nasdaq SmallCap Market on July 26, 2002. As a result of our transfer to the Nasdaq SmallCap Market, our delisting determination was extended an additional ninety days until October 7, 2002. Although our common stock did not achieve a closing bid price of $1.00 for at least ten consecutive trading days before October 7, 2002, we met the initial listing criteria for the Nasdaq SmallCap Market as of October 7, 2002. As a result, we remained eligible to be quoted on the Nasdaq SmallCap Market for an additional 180-calendar day grace period, which expired on April 7, 2003, subject to our compliance with the continued listing requirements during the extended grace period. On April 8, 2003, the Nasdaq staff notified us that we have been granted an additional ninety days, or until July 7, 2003 to regain compliance with the minimum bid price listing standard. However, there is no assurance that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on that system. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

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

The growth of our business and future profitability depends on future IP telephony revenue

We believe that our business and future profitability will be largely dependent on widespread market acceptance of our IP telephony technology and products. Our videoconferencing semiconductor business has not provided sufficient revenues to profitably operate our business, and we have announced the end of life of these products and expect to make our final shipments in the first quarter of fiscal 2004. To date, we have not generated significant revenue from the sale of our IP telephony products and services. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

Success of our IP telephony strategy assumes that there will be future demand for IP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment must achieve the 99.999% reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

Our business has been adversely affected by the downturn in the telecommunications industry and these developments will continue to impact our revenues and operating results

Through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001, the telecommunications industry began a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and, in some cases, bankruptcies experienced by emerging service providers, as well as a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment and related software, which has had a resulting impact on demand for Netergy's IP telephony semiconductor and software products and for Centile's hosted iPBX solution. If our current or potential customers are forced to defer or further curtail their capital spending programs, sales of our hosted iPBX product and Packet8 IP telephone service to telecommunication service providers and sales of our IP telephony semiconductors to manufacturers of telecommunication equipment may continue to be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have experienced consolidation. The loss of one or more of our current or potential telecommunication service provider or telecommunication equipment OEM customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

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

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the fiscal years ended March 31, 2003, 2002 and 2001, accounted for approximately 62%, 73% and 48%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

The long and variable sales and deployment cycles for our IP telephony products may cause our revenue and operating results to vary

Our IP telephony software and semiconductor products, including our hosted iPBX, Packet8 telephone service and our Audacity family of semiconductors, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. We do not possess the capital infrastructure required to invest in extensive marketing or advertising campaigns that may be required in order to sell these products. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

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

We need to retain key personnel to support our products and ongoing operations

The development and marketing of our IP telephony products will continue to place a significant strain on our limited personnel, management, and other resources. While the pace of economic growth in the San Francisco Bay Area (where our corporate headquarters are located) has slowed, competition for highly-skilled engineering, sales, marketing, and support personnel has remained strong. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business

We outsource the manufacturing of our semiconductor products to independent foundries and as such do not have internal manufacturing capabilities to meet our customers' demands. We have shifted the manufacture of our voice over IP semiconductors to an affiliate of STMicroelectronics NV, or STM, from Taiwan Semiconductor Manufacturing Corporation, or TSMC. STM or its contract manufacturer, TSMC, will be the sole manufacturer of our semiconductor products. Furthermore, to the extent TSMC is utilized, Taiwan is always subject to geological or geopolitical disturbances that could instantly cut off such supply. We also rely on other third party manufacturers for packaging and testing of our semiconductors.

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our semiconductor products, the time to port our technology to another foundry, the time to qualify the new versions of product, and the cost of this effort as well as the tooling associated with wafer production would have a material adverse effect on our business, operating results, and financial condition. For our consumer videophones, IP telephones and media hub devices that are used with our hosted iPBX and Packet8 voice and video IP telephone service, we rely on the availability of these semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are not available from any other manufacturer.

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

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business

Many of the potential customers for our hosted iPBX product and Packet8 voice and video IP telephone service have requested that our products and services be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition, and results of operations. Our Packet8 telephone service depends on the availability of third party network service providers that provide telephone numbers and PSTN call termination and origination services for our customers. Many of these network service providers are financially affected by the downturn in the telecommunications industry and may be forced to terminate the services that we depend on. The time to interface our technology to another network service provider, if available, and qualify this new service could have a material adverse effect on our business, operating results, and financial condition.

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

In addition, our focus on developing a range of technology products, including semiconductors and related embedded software, hosted iPBX solutions, and the Packet8 telephone service products, places a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as software or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. For example, certain competitors in the market for our semiconductor products maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. Many also have greater name recognition and a larger installed base of products than we have. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results, and financial condition.

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

Inability to protect our proprietary technology or our infringement of a third party's proprietary technology would disrupt our business

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. We hold fifty-four United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of who are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

There has been substantial litigation in the semiconductor, electronics, and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against the Company.

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

The failure of IP networks to meet the reliability and quality standards required for voice and video communications could render our products obsolete

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

Our products must comply with industry standards, FCC regulations, state, country-specific and international regulations, and changes may require us to modify existing products

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our IP telephony products rely heavily on standards such as SIP, H.323, MGCP and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

Future legislation or regulation of the internet and/or voice and video over IP services could restrict our business or increase our cost of doing business

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests. Recent federal legislation provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional Federal Communications Commission, or FCC, rulemaking. As a result, we cannot predict the legislation's effect on our future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important items. These actions could have a material adverse effect on our business, financial condition and operating results.

Potential regulation of internet service providers could adversely affect our operations

To date, the FCC has treated internet service providers as data service providers. Data service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of internet service providers and the services they provide. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our business, financial condition and operating results.

The Company may lose customers if it experiences system failures that significantly disrupt the availability and quality of the services that it provides

The operation of our Packet8 voice and video service depends on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because our services may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other loss to our customers. Although we attempt to disclaim liability in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss. In addition, we may provide our customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments as a result of service interruptions, we may be obligated to provide credits, generally in the form of free service for a short period of time, to our customers, which could negatively affect our operating results.

The failure of any equipment or facility on our network, or those of our partners or customers, could result in the interruption of customer service until necessary repairs are made or replacement equipment is installed. Network failures, delays and errors could also result from natural disasters, terrorist acts, power losses, security breaches and computer viruses. These failures, faults or errors could cause delays, service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business, financial condition and operating results.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide IP voice and video services

While we do not know of any technologies that are patented by others that we believe are necessary for us to provide our services, this necessary technology may in fact be patented by other parties either now or in the future. If this technology were held under patent by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and offering products and services incorporating the technology.

We may transition to smaller geometry process technologies and higher levels of design integration, which could disrupt our business

We continuously evaluate the benefits, on an integrated circuit, product-by-product basis, of migrating to smaller geometry process technologies in order to reduce costs related to the development and production of our semiconductors or to improve their performance. We believe that the transition of our products to increasingly smaller geometries will be important for us to remain competitive. We have in the past experienced difficulty in migrating to new manufacturing processes - which has resulted and could continue to result in reduced yields, delays in product deliveries, and increased expense levels. Moreover, we are dependent on relationships with our foundry and their partners to migrate to smaller geometry processes successfully. If any such transition is substantially delayed or inefficiently implemented, we may experience delays in product introductions and incur increased expenses. As smaller geometry processes become more prevalent, we expect to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. We cannot predict whether higher levels of design integration or the use of third party intellectual property will adversely affect our ability to deliver new integrated products on a timely basis, or at all.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

Sales to customers outside of the United States during the years ended March 31, 2003, 2002 and 2001 were 62%, 61% and 69% of total revenues, respectively. The following table illustrates our net revenues by geographic area expressed as a percentage of total revenues for the corresponding period. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                  Year Ended March 31,
                                          -------------------------------------
                                             2003         2002         2001
                                          -----------  -----------  -----------
United States........................... $     4,218  $     5,777  $     5,632
Europe..................................       2,657        4,126        5,862
Taiwan..................................       1,569        2,026        2,739
Japan...................................         919        1,119        1,188
Other...................................       1,640        1,643        2,807
                                          -----------  -----------  -----------
                                         $    11,003  $    14,691  $    18,228
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

We may face interruption of production and services due to increased security measures in response to recent and potential future terrorist activities

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of products from our independent suppliers, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the terrorist activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business.

These risk factors could cause actual results to differ materially from the results anticipated in forward-looking statements

The reports that we file with the SEC and our other communications may contain forward-looking statements that involve risks and uncertainties. We consider forward-looking statements to be those statements that describe intentions, beliefs, and current expectations with respect to future operating performance. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, almost all of our arrangements with our semiconductor and system vendors are denominated in U.S. dollars. We have foreign subsidiaries and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

We invest the majority of our surplus cash and cash equivalents in money market funds that bear variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments. However, given the currently low yields on such money market funds and other low-risk governmental and corporate debt securities, in March 2002 the Company's  Board of Directors authorized us to open securities trading accounts and make investments in other classes of securities that may generate higher returns. The amount allocated for such investments was $1.0 million to be invested on behalf of 8x8, Inc. at the direction of the Company's  Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's  ability to cover any such losses; however, should he be unable to do so, it could have a material impact on our cash flows, results of operations, and financial condition. As part of the arrangement, our Board of Directors has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement that was filed with our fiscal 2002 report. As of March 31, 2003, approximately $800,000 of the $1.0 million was invested in money market funds.

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

Report of Independent Accountants

To the Board of Directors and Stockholders of 8x8, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries, at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant operating losses and has negative cash flows and a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, as of April 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

PRICEWATERHOUSECOOPERS LLP

San Jose, California
May 2, 2003

8X8, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   March 31,
                                                             --------------------
                                                               2003       2002
                                                             ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $   3,371  $  12,422
  Short term investments...................................       208         --
  Accounts receivable, net of allowance of
   $141 and $286, respectively.............................     1,290      1,239
  Inventory................................................       352        733
  Other current assets.....................................       595        612
                                                             ---------  ---------
          Total current assets.............................     5,816     15,006
Property and equipment, net................................       841      2,740
Intangibles and other assets...............................        48      1,907
                                                             ---------  ---------
                                                            $   6,705  $  19,653
                                                             =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $     652  $     548
  Accrued compensation.....................................       847        921
  Accrued warranty.........................................       477        478
  Deferred revenue.........................................       545      2,421
  Other accrued liabilities................................     1,125        958
  Income taxes payable.....................................       226        280
                                                             ---------  ---------
          Total current liabilities........................     3,872      5,606
                                                             ---------  ---------
Contingently redeemable common stock.......................       669        813
                                                             ---------  ---------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: 1 share at March 31, 2003
      and March 31, 2002...................................        --         --
  Common stock, $0.001 par value:
     Authorized: 100,000,000 shares at March 31, 2003
      and March 31, 2002;
     Issued and outstanding: 28,470,987 shares
      at March 31, 2003 and 28,228,215 shares
      at March 31, 2002....................................        28         27
Additional paid-in capital.................................   150,827    150,612
Deferred compensation......................................       (12)       (30)
Accumulated other comprehensive loss.......................        --        (99)
Accumulated deficit........................................  (148,679)  (137,276)
                                                             ---------  ---------
          Total stockholders' equity.......................     2,164     13,234
                                                             ---------  ---------
                                                            $   6,705  $  19,653
                                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Year Ended March 31,
                                                         -------------------------------
                                                           2003       2002       2001
                                                         ---------  ---------  ---------
Product revenues....................................... $   5,739  $   6,044  $  12,808
License and other revenues.............................     5,264      8,647      5,420
                                                         ---------  ---------  ---------
          Total revenues...............................    11,003     14,691     18,228
                                                         ---------  ---------  ---------
Cost of product revenues...............................     2,781      2,626      5,225
Cost of license and other revenues.....................     1,509        197      1,761
                                                         ---------  ---------  ---------
          Total cost of revenues.......................     4,290      2,823      6,986
                                                         ---------  ---------  ---------
          Gross profit.................................     6,713     11,868     11,242
                                                         ---------  ---------  ---------
Operating expenses:
  Research and development.............................     7,835     12,559     19,950
  Selling, general and administrative..................     7,441      8,560     16,899
  In-process research and development..................        --         --      4,563
  Amortization of intangibles..........................        --        763     10,987
  Restructuring and other charges......................     3,437         --     33,316
                                                         ---------  ---------  ---------
          Total operating expenses.....................    18,713     21,882     85,715
                                                         ---------  ---------  ---------
Loss from operations...................................   (12,000)   (10,014)   (74,473)
Other income, net......................................       597      1,029      2,628
Interest expense.......................................        --       (884)    (1,456)
                                                         ---------  ---------  ---------
Loss before provision for income taxes.................   (11,403)    (9,869)   (73,301)
Provision for income taxes.............................        --         15         17
                                                         ---------  ---------  ---------
Net loss before extraordinary gain and cumulative
  effect of change in accounting principle ............   (11,403)    (9,884)   (73,318)
Extraordinary gain on extinguishment of debt, net......        --        779         --
Cumulative effect of change in accounting principle....        --         --     (1,081)
                                                         ---------  ---------  ---------
Net loss............................................... $ (11,403) $  (9,105) $ (74,399)
                                                         =========  =========  =========

Basic and diluted per share amounts:
  Net loss before extraordinary gain and cumulative
    effect of change in accounting principle .......... $   (0.40) $   (0.36) $   (2.95)
  Extraordinary gain on extinguishment of debt, net....        --       0.03         --
  Cumulative effect of change in accounting principle..        --         --      (0.04)
                                                         ---------  ---------  ---------
  Net loss............................................. $   (0.40) $   (0.33) $   (2.99)
                                                         =========  =========  =========

Basic and diluted shares outstanding...................    28,386     27,271     24,846
                                                         =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

                                                                                       Notes                Accumulated
                                                                                     Receivable               other
                                  Preferred Stock     Common Stock       Additional    from      Deferred   Comprehen-
                                  ---------------- --------------------   Paid-in     Stock-    Compensa-      sive     Accumulated
                                  Shares   Amount    Shares     Amount    Capital     holders      tion        Loss      Deficit      Total
                                  -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2000........     --  $    --  22,958,921  $    23  $  101,559  $     (69) $     (376) $       --  $  (53,747) $  47,390
Acquisition of UForce, Inc. .....      1       --   3,555,303        4      44,584         --          --          --          --     44,588
Issuance of common stock under
  stock plans....................     --       --   1,206,591        1       2,761         --          --          --          --      2,762
Repayment of notes receivable
  from stockholders..............     --       --          --       --          --         60          --          --          --         60
Repurchase of common stock and
  Exchangeable Shares............     --       --  (1,040,089)      (1)       (521)         8          --          --          --       (514)
Deferred compensation related
  to stock options...............     --       --          --       --         551         --         202          --          --        753
Value of beneficial conversion
  feature associated with the
  convertible subordinated
  debentures.....................     --       --          --       --       1,081         --          --          --          --      1,081
Change in unrealized loss on
  investments....................     --       --          --       --          --         --          --         (24)         --
Cumulative translation
  adjustment.....................     --       --          --       --          --         --          --         (65)         --
Net loss.........................     --       --          --       --          --         --          --          --     (74,399)
Total comprehensive loss.........     --       --          --       --          --         --          --          --          --    (74,488)
                                  -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2001........      1  $    --  26,680,726  $    27  $  150,015  $      (1) $     (174) $      (89) $ (128,146) $  21,632
Redemption of convertible
  subordinated debentures........     --       --   1,000,000       --         321         --          --          --         (25)       296
Issuance of common stock under
  stock plans....................     --       --     457,346       --         335         --          --          --          --        335
Issuance of common stock to debt
  holders to satisfy interest
  obligations....................     --       --      95,699       --          97         --          --          --          --         97
Forgiveness of note receivable...     --       --      (5,556)      --          (1)         1          --          --          --         --
Deferred compensation related
  to stock options...............     --       --          --       --        (155)        --         144          --          --        (11)
Cumulative translation
  adjustment.....................     --       --          --       --          --         --          --         (10)         --
Net loss.........................     --       --          --       --          --         --          --          --      (9,105)
Total comprehensive loss.........     --       --          --       --          --         --          --          --          --     (9,115)
                                  -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2002........      1  $    --  28,228,215  $    27  $  150,612  $      --  $      (30) $      (99) $ (137,276) $  13,234
Issuance of common stock under
  stock plans....................     --       --     242,772        1          88         --          --          --          --         89
Common stock no longer
  contingently redeemable........     --       --          --       --         144         --          --          --          --        144
Deferred compensation related
  to stock options...............     --       --          --       --         (17)        --          18          --          --          1
Cumulative translation
  adjustment.....................     --       --          --       --          --         --          --          99          --
Net loss.........................     --       --          --       --          --         --          --          --     (11,403)
Total comprehensive loss.........     --       --          --       --          --         --          --          --          --    (11,304)
                                  -------  ------- -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2003........      1  $    --  28,470,987  $    28  $  150,827  $      --  $      (12) $       --  $ (148,679) $   2,164
                                  =======  ======= ===========  =======  ==========  =========  ==========  ==========  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                    Year Ended March 31,
                                                               -------------------------------
                                                                 2003       2002       2001
                                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net loss................................................... $ (11,403) $  (9,105) $ (74,399)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization............................     1,780      3,862     14,355
    Extraordinary gain due to debt redemption ...............        --       (779)        --
    Stock compensation expense...............................         1        (11)       753
    Cumulative effect of change in accounting principle......        --         --      1,081
    In-process research and development......................        --         --      4,563
    Gain on sale of investments, net.........................        --       (131)      (225)
    Non-cash portion of restructuring and other charges......     2,273         --     32,331
    Other....................................................       204         26        (20)
  Changes in assets and liabilities, net of effects
    of businesses acquired and sold:
      Accounts receivable....................................       (71)     1,668        851
      Inventory..............................................       298        501        (85)
      Other current and noncurrent assets....................        64      1,607     (1,281)
      Accounts payable.......................................       104       (839)    (2,197)
      Accrued compensation...................................      (249)      (610)      (623)
      Accrued warranty.......................................        (1)       (47)      (169)
      Deferred revenue.......................................    (1,876)    (3,482)       197
      Other accrued liabilities..............................        93       (579)       378
      Income taxes payable...................................       (54)       (26)       (78)
                                                               ---------  ---------  ---------
         Net cash used in operating activities...............    (8,837)    (7,945)   (24,568)
                                                               ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment.....................      (137)      (172)    (6,127)
  Cash paid for acquisitions, net............................        --         --       (558)
  Proceeds from sale of investments..........................        --        543        225
  Proceeds from the sale of video monitoring assets, net.....        --         --      5,160
  Proceeds from the sale of equipment........................        42        116         --
  Purchases of short-term investments........................      (208)        --         --
                                                               ---------  ---------  ---------
         Net cash (used in) provided by investing activities.      (303)       487     (1,300)
                                                               ---------  ---------  ---------
Cash flows from financing activities:
  Debt repayments............................................        --     (4,581)      (891)
  Proceeds from issuance of common stock, net................        89        335      2,763
  Repayment of notes receivable from stockholders............        --         --         60
  Repurchase of common stock and Exchangeable Shares.........        --         --       (514)
                                                               ---------  ---------  ---------
         Net cash provided by (used in) financing activities.        89     (4,246)     1,418
                                                               ---------  ---------  ---------
Net decrease in cash and cash equivalents....................    (9,051)   (11,704)   (24,450)
Cash and cash equivalents, beginning of year.................    12,422     24,126     48,576
                                                               ---------  ---------  ---------
Cash and cash equivalents, end of year....................... $   3,371  $  12,422  $  24,126
                                                               =========  =========  =========
Supplemental and non-cash disclosures:
  Income taxes paid.......................................... $      36  $      12  $      25
                                                               =========  =========  =========
  Interest paid.............................................. $      --  $     204  $     308
                                                               =========  =========  =========
  Common stock issued to satisfy interest obligations........ $      --  $      97  $      --
                                                               =========  =========  =========
   Issuance of shares and repricing of warrants in
     connection with the debt extinguishment................. $      --  $   1,109  $      --
                                                               =========  =========  =========
   Issuance of shares and assumption of options in
     connection with the acquisition of U|Force.............. $      --  $      --  $  44,586
                                                               =========  =========  =========
   Marketable securities received in exchange for
     furniture and equipment................................. $      --  $      --  $     412
                                                               =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

  Within the parent company, 8x8 offers the Packet8 service that enables broadband internet users to add digital telephone service to their high-speed internet connection. In addition, 8x8 offers videophones for use on both traditional telephony networks and in conjunction with the Packet8 service;

  Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line modems, wireless devices, and other broadband technologies; and

  Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that a user commonly expects to find in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the internet.

LIQUIDITY

The possibility that the Company will not be able to meet its obligations as and when they become due over the next twelve months raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company has been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, the Company plans to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet its cash requirements for fiscal 2004. The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience negative cash flows for the foreseeable future and such losses may be substantial. There is no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. Failure to increase revenues, to manage net operating expenses and to raise additional financing through public or private equity financing or other sources of financing may result in the Company not achieving its longer term business objectives. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FISCAL YEAR

Effective beginning in fiscal 2001, the Company changed its fiscal year from a year ending on the Thursday closest to March 31 to a year ending on March 31. Fiscal 2001 was 52 weeks and 2 days, while fiscal 2002 and fiscal 2003 were each 52 weeks.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

License and other revenue -- The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed. For sales generated from long-term contracts, the Company uses the percentage of completion method of accounting. In doing so, management makes important judgments in estimating costs and in measuring progress towards completion. These judgments underlie the Company's determinations regarding overall contract value, contract profitability and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances, and any losses on contracts are recognized immediately.

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

Investments classified as available-for-sale are reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet. At March 31, 2002 and 2003, there were no investments classified as available-for-sale.

Investments classified as trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. The Company had $208,000 of investments classified as trading securities at March 31, 2003, and no investments classified as trading securities at March 31, 2002.

In March 2002 8x8's board of directors (the Board) authorized the Company to open securities trading accounts and make investments of up to $1.0 million, as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on the Company's cash flows and results of operations. As part of the arrangement, the Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. Under the arrangement, the Company is required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of March 31, 2003, the investment account balance approximated $1,018,000. Accordingly, the Company had a payable of approximately $18,000 to Mr. Parkinson at March 31, 2003. As of March 31, 2003, $208,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities, and the remainder was invested in money market funds.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. If actual product demand or selling prices are less favorable than the Company's estimate, the Company may be required to take additional inventory write-downs. Conversely, if the Company sells more inventory or at higher prices than the Company's forecast, future margins may be higher.

Inventory at March 31, 2003 and 2002 was comprised of the following:

                                                                   March 31,
                                                              --------------------
                                                                2003       2002
                                                              ---------  ---------
                                                                (in thousands)
  Raw materials and work-in-process.........................       147        528
  Finished goods............................................       205        205
                                                              ---------  ---------
                                                             $     352  $     733
                                                              =========  =========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2003 and 2002, was comprised of the following components:

                                                                   March 31,
                                                              --------------------
                                                                2003       2002
                                                              ---------  ---------
                                                                (in thousands)
  Machinery and computer equipment.......................... $   7,378  $   8,076
  Furniture and fixtures....................................       847      1,084
  Licensed software.........................................     4,142      4,105
  Leasehold improvements....................................       914        991
                                                              ---------  ---------
                                                                13,281     14,256
Less: accumulated depreciation and amortization.............   (12,440)   (11,516)
                                                              ---------  ---------
                                                             $     841  $   2,740
                                                              =========  =========

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are reflected in Other Income, net.

IMPAIRMENT OF LONG-LIVED ASSETS

8x8 reviews the recoverability of its long-lived assets, such as plant and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

WARRANTY EXPENSE

The Company accrues for the estimated cost that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the year ended March 31, 2003 were not material.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $508,000, $1.6 million and $3.8 million as of March 31, 2003, 2002, and 2001, respectively. During the year ended 2003, the Company substantially completed the liquidation of its investment in its Canadian operations acquired in conjunction with the acquisition of U|Force, Inc. in June 2000. As a result, the $92,000 attributable to that entity and accumulated in the translation adjustment component of equity was removed and reported in other income. At March 31, 2003, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. At March 31, 2003, approximately 55% of the Company's cash equivalents were placed in an institutional money market fund of a reputable, U.S. based financial institution. The Company has not experienced any material losses relating to any investment instruments.

The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition, and for certain transactions requires collateral from its customers. For each of the three years ended March 31, 2003, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2003, three customers accounted for 30%, 18% and 15% of gross accounts receivable. At March 31, 2002, one customer accounted for 45% of accounts receivable.

The Company outsources the manufacturing of its semiconductor and system products to independent contract manufacturers. The inability of any contract manufacturer to fulfill supply requirements of the Company could materially impact future operating results, financial position and cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company provides pro forma disclosure of net income and earnings per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows (in thousands, except per share amounts):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2003         2002         2001
                                             -----------  -----------  -----------
Net loss:                                   $   (11,403) $    (9,105) $   (74,399)
Add: Stock-based compensation expense
     included in reported net income.......           1          (11)         753
Deduct: Total stock-based compensation
        determined pursuant to SFAS No.123*      (4,446)      (9,483)     (10,486)
                                             -----------  -----------  -----------
Pro forma net loss (basic and diluted)      $   (15,848) $   (18,599) $   (84,132)
                                             ===========  ===========  ===========
As reported net loss per share............. $     (0.40) $     (0.33) $     (2.99)
Pro forma net loss per share............... $     (0.56) $     (0.68) $     (3.39)

*    These amounts have been adjusted to reflect a correction to the forfeiture rate, which resulted in reductions in the pro forma net losses for 2002 and 2001 of $6.5 million and $3.1 million.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common and Exchangeable Shares (see Note 2) outstanding during the period (denominator). Net loss available to common stockholders was as follows (in thousands):

                                                      Year Ended March 31,
                                                 ---------------------------------
                                                    2003        2002       2001
                                                 -----------  ---------  ---------
Net loss....................................... $   (11,403) $  (9,105) $ (74,399)
Accretion of dividends on contingently
  redeemable common stock......................          --        (25)        --
                                                 -----------  ---------  ---------
Net loss available to common
  stockholders................................. $   (11,403) $  (9,130) $ (74,399)
                                                 ===========  =========  =========

Due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                      Year Ended March 31,
                                                 ---------------------------------
                                                    2003        2002       2001
                                                 -----------  ---------  ---------
Common stock options...........................       7,615      9,900      7,732
Warrants.......................................          --        701        701
Convertible subordinated debentures............          --         --        638
Unvested restricted common stock...............          --         --         30
                                                 -----------  ---------  ---------
                                                      7,615     10,601      9,101
                                                 ===========  =========  =========

RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity, and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, and its adoption did not have a material impact on the Company's results of operations and financial condition.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the fourth quarter of fiscal 2003, and its adoption did not have a material impact on its results of operations and financial condition.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated results of operations or financial position. The Company has included additional disclosures in accordance with FIN 45 in the footnotes to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. 8x8 will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. The Company has included additional disclosures in accordance with SFAS No. 148 in the footnotes to these consolidated financial statements.

2. ACQUISITION OF U|FORCE, INC.

The Company's consolidated financial statements reflect the purchase acquisition of all of the outstanding stock of U|Force, Inc. (U|Force) on June 30, 2000 for a total purchase price of $46.8 million. U|Force, based in Montreal, Canada, was a developer of IP-based software applications and a provider of professional services. U|Force was also developing a Java-based service creation environment (SCE) designed to allow telecommunication service providers to develop, deploy, and manage telephony applications and services to their customers. The purchase price was comprised of 8x8 common stock with a fair value of approximately $38.0 million comprised of: (i) 1,447,523 shares issued at closing of the acquisition, and (ii) 2,107,780 shares to be issued upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by former employee shareholders or indirect owners of U|Force stock. See Note 10 regarding further discussion of the Exchangeable Shares. 8x8 also assumed outstanding stock options to purchase shares of U|Force common stock for which the Black-Scholes option-pricing model value of approximately $6.5 million was included in the purchase price. Direct transaction costs related to the merger were approximately $747,000. Additionally, the Company advanced $1.5 million to U|Force upon signing the acquisition agreement, but prior to the close of the transaction. This amount was accounted for as part of the purchase price. The following table summarizes the composition of the purchase price (in thousands):

Value of common stock and Exchangable Shares issued......... $  38,042
Value of stock otions assumed...............................     6,546
Cash advanced to U|Force prior to closing...................     1,500
Direct transaction costs....................................       747
                                                              ---------
                                                             $  46,835
                                                              =========

The purchase price was allocated to tangible assets acquired and liabilities assumed based on the book value of U|Force's assets and liabilities, which approximated their fair value. Intangible assets acquired included amounts allocated to U|Force's in-process research and development. The in-process research and development related to U|Force's initial products, the SCE and a unified messaging application, for which technological feasibility had not been established and the technology had no alternative future use. The estimated percentage complete for the unified messaging and SCE products was approximately 44% and 34%, respectively, at June 30, 2000. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology, and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technologies. Risks that were considered as part of the analysis included the scope of the efforts necessary to achieve technological feasibility, rapidly changing customer markets, and significant competitive threats from numerous companies. The Company also considered the risk that if the products were not brought to market in a timely manner, it could adversely affect sales and profitability of the combined company in the future. The resulting estimated net cash flows were discounted at a rate of 25%. This discount rate was based on the estimated cost of capital plus an additional discount for the increased risk associated with in-process technology. The value of the acquired U|Force in-process research and development, which was expensed in the second quarter of fiscal 2001, approximated $4.6 million. The excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Amounts allocated to goodwill, the value of an assumed distribution agreement, and workforce were being amortized on a straight-line basis over three, three, and two years, respectively, prior to the write-off of the unamortized balances in the fourth quarter of fiscal 2001 as discussed in Note 4. The allocation of the purchase price was as follows (in thousands):

In-process research and development......................... $   4,563
Distribution agreement......................................     1,053
Workforce...................................................     1,182
U|Force net tangible assets.................................     1,801
Goodwill....................................................    38,236
                                                              ---------
                                                             $  46,835
                                                              =========

3. ADOPTION OF SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS No. 142, the effect of this accounting change was reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                        Year Ended March 31,
                                                   ---------------------------------
                                                      2003        2002       2001
                                                   -----------  ---------  ---------
Reported net loss ............................... $   (11,403) $  (9,105) $ (74,399)
Add back: Goodwill and intangibles amortization..          --        763     10,987
                                                   -----------  ---------  ---------
Adjusted net loss................................ $   (11,403) $  (8,342) $ (63,412)
                                                   ===========  =========  =========
Basic and diluted earnings per share:
  Reported net loss per share.................... $     (0.40) $   (0.33) $   (2.99)
  Goodwill and intangibles amortization..........          --       0.03       0.44
                                                   -----------  ---------  ---------
Adjusted net loss per share...................... $     (0.40) $   (0.30) $   (2.55)
                                                   ===========  =========  =========

In accordance with SFAS No. 142, 8x8 is required to perform an annual impairment test for goodwill. Goodwill has been allocated to 8x8's Centile segment and reporting unit. SFAS No. 142 requires 8x8 to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate. As described in Note 4 below, the Company recorded a $1.5 million goodwill impairment charge in the fourth quarter of fiscal 2003.

4. RESTRUCTURING AND OTHER CHARGES

2003 Restructuring Actions

During the third and fourth quarters of fiscal 2003, the Company continued its cost reduction activities to better align expense levels with current revenue levels and ensure conservative spending during the current economic downturn. As a result of these activities, the Company recorded restructuring and other asset impairment charges of approximately $3.4 million. These charges included severance and benefits of approximately $1.2 million, as the Company reduced its workforce, under voluntary and involuntary separation plans, by thirty-two employees or thirty percent. The majority of the affected employees were Netergy employees based in Santa Clara, California and Marlow, United Kingdom and included employees from sales and marketing and research and development, as well as four executives of Netergy. Severance of approximately $325,000 attributable to involuntary terminations was paid during the year ended March 31, 2003.

The Company closed its facility in Marlow, United Kingdom, and recorded charges of $434,000 related to the termination of the operating leases for the facility and related services. In addition, the Company recorded asset impairment charges of $212,000 related to assets in the United Kingdom that were abandoned or disposed of.

The Company also recorded a charge of approximately $74,000 for its remaining lease liability for office space in Tempe, Arizona that was vacated as a result of the restructuring actions during the fourth quarter.

In the fourth quarter of fiscal 2003, the Company also implemented a plan to reduce the workforce at Centile's Sophia Antipolis, France office by ten employees or seventy percent. This downsizing and its potential impact on Centile's iPBX business prompted an assessment of the key assumptions underlying our goodwill valuation judgments. As a result of the analysis, the Company determined that an impairment charge of $1.5 million was required because the estimated fair value of the goodwill was less than the book value of the goodwill that arose from the acquisition of Odisei S.A. in fiscal 2000.

The following table illustrates the charges, credits and balances of the restructuring reserves as of March 31, 2003 and summarizes impairment charges (in thousands):

                                     Total        Cash       Non-Cash      Liability at
                                    Charges     Payments      Charges     March 31, 2003
                                  -----------  -----------  -----------  ----------------
Restructuring Charges:
 Severance...................... $     1,177  $    (1,002) $        --  $            175
 Facility related...............         508         (161)        (273)               74
                                  -----------  -----------  -----------  ----------------
   Total restructuring charges..       1,685       (1,163)        (273)              249
                                  -----------  -----------  -----------  ----------------
Asset Impairments:
 Fixed Assets...................         212           --         (212)               --
 Goodwill.......................       1,539           --       (1,539)               --
                                  -----------  -----------  -----------  ----------------
   Total impairment charges.....       1,751           --       (1,751)               --
                                  -----------  -----------  -----------  ----------------
   Total restructuring and
     impairment charges......... $     3,436  $    (1,163) $    (2,024) $            249
                                  ===========  ===========  ===========  ================

2001 Restructuring Actions

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

Employee separation........................................... $     765
Fixed asset losses and impairments............................     2,084
Intangible asset impairments..................................    30,247
Lease obligation and termination..............................       220
                                                                ---------
                                                               $  33,316
                                                                =========

Employee separation costs represent severance payments related to the 96 employees in the Montreal and Hull offices who were terminated.

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

Cash payments related to the restructuring during the quarter ended March 31, 2001, which included all employee separation costs and certain lease termination costs, approximated $920,000. Accrued obligations related to remaining lease commitments on the Montreal and Hull facilities totaled $212,000 at March 31, 2001. The Company terminated the lease for its primary facility in Montreal in March 2001, but was required to pay rent on the facility through May 31, 2001. The Company terminated the lease for the facility in Hull, Quebec, in fiscal 2002. The payments made in fiscal 2002 related to the terminations of the Montreal and Hull facility leases totaled $225,000. There were no remaining restructuring related accruals at March 31, 2002.

5. DEBT

Convertible Subordinated Debentures

Issuance of the Debentures

In December 1999, the Company issued $7.5 million of 4% Series A and Series B convertible subordinated debentures (the Debentures) due in December 2002. In conjunction with the issuance of the Debentures, the lenders received warrants to purchase 531,915 8x8 common shares at $7.05 per share and 105,634 shares at $35.50 per share (the Lender Warrants). The Company also issued warrants to the placement agent to purchase 53,191 8x8 common shares at $7.05 per share and 10,563 shares at $35.50 per share. All of the warrants expired in December 2002 without being exercised.

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

Extraordinary Item - Early Extinguishment of Debentures

In December 2001, the Company redeemed the Debentures for $4.5 million in cash and 1,000,000 contingently redeemable shares of common stock. Additionally, the Company agreed to reduce the exercise price of the Lender Warrants to $0.898 per share. This transaction resulted in an extraordinary gain of $779,000, net of the incremental fair value of the repriced warrants, the write-off of unamortized debt discount and debt issue costs, and other costs associated with the early extinguishment of the Debentures.

Contingently Redeemable Common Stock

Under the terms of the registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock associated with the extinguishment described above, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not comply with the Maintenance Requirements in the future, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The remaining shares held by the lenders at March 31, 2003 and March 31, 2002 were recorded at their potential redemption values of $669,000 and $813,000, respectively, and classified as contingently redeemable common stock due to the redemption rights described above. The Company will not mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

The approximately $25,000 difference between the potential redemption value of the shares held by the lenders at March 31, 2002 and the value of those shares on the date of issuance has been treated as a deemed dividend and included as an adjustment to net income (loss) available to common stockholders for purposes of calculating the Company's net income (loss) per share for fiscal 2002.

6. DISPOSITION OF VIDEO MONITORING PRODUCT LINE

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

The Company's obligations under the Transition Services Agreement expired in fiscal 2001. The cost of services provided under the Transition Services Agreement was reimbursed by Interlogix. Pursuant to the Asset Purchase Agreement, the Company is responsible for reimbursing Interlogix for costs they incur associated with warranty obligations related to video monitoring products manufactured prior to May 19, 2000. The Company's estimated remaining exposure to such warranty obligations is reflected in the warranty accrual at March 31, 2003.

At signing, the Company's continuing obligations under the License and Development Agreements included: (i) providing future updates and upgrades to the licensed technology, if any, over the initial three-year term of the License Agreement (the Maintenance Obligations) and (ii) certain potential obligations to assist Interlogix in the development of future products (the Development Obligations). The Company deferred the recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix until the Development Obligations expired in the quarter ended March 31, 2001. Upon expiration of the Development Obligations, the Company commenced recognition of the previously deferred revenue and is recognizing the revenue ratably over the license term, which expires in May 2003, due to the remaining Maintenance Obligations. The remaining balance in deferred revenue at March 31, 2003 is approximately $285,000.

7. TRANSACTIONS WITH RELATED PARTIES

Strategic Relationship with STMicroelectronics NV

During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share and received net proceeds of $27.7 million. In addition, the Company granted STM the right to a seat on the Company's Board of Directors as long as it holds at least 10% of the Company's outstanding shares. STM was also granted certain rights to maintain its percentage ownership interest of the Company's outstanding voting securities, including certain rights to participate in future securities offerings of the Company, or, in certain circumstances, the right to acquire additional shares through market purchases. The Company also granted to an STM subsidiary a non-exclusive, royalty-bearing license to certain technology and undertook certain joint development activities with a subsidiary of STM. Under the terms of the agreement, the STM subsidiary guaranteed certain minimum payments to the Company totaling $1.0 million; $500,000 for prepaid royalties and $500,000 for certain non-recurring engineering services (the Minimum Payments). The Company received the Minimum Payments in fiscal 2001.

During fiscal 2003, the Company purchased semiconductors from a subsidiary of STM. Such purchases approximated $550,000. In addition, during fiscal 2003 the Company contracted with a subsidiary of STM for non-recurring engineering services related to the development of a new semiconductor product by the Company. As of March 31, 2003, the Company had recorded liabilities to STM of $392,000 for semiconductor purchases and purchase commitments and engineering services.

Other Transactions

In March 2002 the Board of Directors authorized the Company to open securities trading accounts and make investments in other classes of securities that may generate higher returns than the currently low yields on governmental and corporate debt securities and money market funds. The amount allocated for such investments was $1.0 million to be invested on behalf of 8x8, Inc. as directed by the Company's Chairman, Joe Parkinson; Chief Executive Officer; or Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8, Inc. on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. As part of the arrangement, the Company's Board of Directors has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement between Mr. Parkinson and the Company. Under the arrangement, the Company is required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of March 31, 2003, the investment account balance approximated $1,018,000. Accordingly, the Company had a payable of approximately $18,000 to Mr. Parkinson at March 31, 2003. As of March 31, 2003, approximately $200,000 was invested in equity securities, and the remaining $800,000 was invested in money market accounts.

During fiscal 2001, Dr. Bernd Girod, a director of 8x8 and its subsidiary, Netergy, received $22,000 in consideration for technical consulting services that he provided to the Company. In addition, the Company contributed $150,000 during fiscal 2001 to a Stanford University research program managed by Dr. Girod.

8. INCOME TAXES

The Company's loss before income taxes included $65,000, $161,000 and $162,000 of foreign subsidiary income for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

The components of the consolidated provision for income taxes consisted of the following (in thousands):

                                                          Year Ended March 31,
                                                   ---------------------------------
                                                      2003        2002       2001
                                                   -----------  ---------  ---------
Current:
  Federal........................................ $        --  $     (10) $      --
  State..........................................          --         --         --
  Foreign........................................          --         25         17
                                                   -----------  ---------  ---------
                                                  $        --  $      15  $      17
                                                   ===========  =========  =========

Deferred tax assets were comprised of the following (in thousands):

                                                                     March 31,
                                                                --------------------
                                                                  2003       2002
                                                                ---------  ---------
Research and development credit carryforwards................. $   5,459  $   4,809
Net operating loss carryforwards..............................    41,543     23,954
Inventory valuation...........................................       419        569
Reserves and allowances.......................................       349        471
Goodwill......................................................        --     14,193
Other.........................................................     2,806      3,335
                                                                ---------  ---------
                                                                  50,576     47,331
Valuation allowance...........................................   (50,576)   (47,331)
                                                                ---------  ---------
          Total............................................... $      --  $      --
                                                                =========  =========

Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2003 and March 31, 2002.

At March 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $115 million and $42 million, respectively, which expire at various dates beginning in 2005. The net operating loss carryforwards include approximately $5 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2003, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3 million and $2.3 million, respectively. The federal credit carryforwards will begin expiring in 2010 while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                        Year Ended March 31,
                                                   ---------------------------------
                                                      2003        2002       2001
                                                   -----------  ---------  ---------
Benefit at statutory rate........................ $    (3,877) $  (3,090) $ (25,296)
State income taxes (benefit) before valuation
  allowance, net of federal effect...............        (684)       229     (3,909)
In-process research and development..............          --         --      1,551
Non-deductible goodwill..........................         523        259         --
Discount on issuance of Common Stock.............          --        558         --
Research and development credits.................          --       (216)    (1,162)
Change in valuation allowance....................       4,030      2,302     29,027
Non-deductible compensation......................          --         (4)       256
Foreign rate differences.........................          --        (30)         1
Other............................................           8          7       (451)
                                                   -----------  ---------  ---------
                                                  $        --  $      15  $      17
                                                   ===========  =========  =========

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its primary facility in Santa Clara, California under a non-cancelable operating lease agreement that expires in November 2004. The Company also has leased facilities in Arizona, France and Canada. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance, and normal maintenance costs. At March 31, 2003, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2004.......................................................... $     544
2005..........................................................       280
2006..........................................................        37
                                                                ---------
          Total minimum payments.............................. $     861
                                                                =========

Rent expense for the years ended March 31, 2003, 2002 and 2001, was $1.5 million, $1.5 million and $1.8 million, respectively.

The Company subleases office space under operating lease agreements expiring at various dates through 2005. The total future minimum rentals to be received under these noncancelable sublease agreements approximate $18,000 in each of fiscal 2004, 2005 and 2006 and $12,000 in fiscal 2007.

Legal Proceedings

In November 2001, the Company settled a lawsuit that was filed against it in April 2001 in British Columbia, Canada by Milinx Business Services, Inc. and Milinx Business Group, Inc (collectively, Milinx). The Company was released of any further obligations to Milinx in exchange for returning a portion of the original license fee. As a result of the settlement agreement, in fiscal 2002 the Company recognized $309,000 of previously deferred revenue stemming from a March 2000 license agreement with Milinx.

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

10. STOCKHOLDERS' EQUITY

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

1992 Stock Option Plan

The Board of Directors reserved 2,000,000 shares of the Company's common stock for issuance under the 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan expired in fiscal 2003.

Key Personnel Plan

In July 1995, the Board of Directors adopted the Key Personnel Plan. The Board of Directors reserved 2,200,000 shares of the Company's common stock for issuance under this plan. The Key Personnel Plan provided for granting incentive and nonstatutory stock options to officers of the Company at prices equal to the fair market value of the stock at the grant dates. Options generally vest over four years. Shares issued under the Key Personnel Plan were subject to repurchase at the original issuance price of $0.50 per share if the employee left the Company prior to vesting. During fiscal 2001, the Company repurchased 5,982 unvested shares. As of March 31, 2003, all shares were vested and no shares are available for grant under the Key Personnel Plan. The Company is no longer issuing options under this plan.

1996 Stock Plan

In June 1996, the Board of Directors adopted the 1996 Stock Plan (the 1996 Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders subsequently authorized increases in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan of 500,000 shares in June 1997 and 2,000,000 shares in August 2000. The 1996 Plan also provides for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase was 1,000,000 shares in each of fiscal 2003, 2002 and 2001. To date, this provision has resulted in increases in shares reserved for issuance under the 1996 Plan totaling 4,535,967. The 1996 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant.

1996 Director Option Plan

The Company's 1996 Director Option Plan (the Director Plan) was adopted in June 1996 and became effective in July 1997. A total of 150,000 shares of common stock were initially reserved for issuance under the Director Plan. The Company's stockholders subsequently authorized an increase in the number of shares of common stock reserved for issuance under the Director Plan to 500,000 shares in August 2000, and 1,000,000 in July 2002. The Director Plan provides for both discretionary and periodic grants of nonstatutory stock options to non-employee directors of the Company (the Outside Directors). The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vest over a period of four years. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years.

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

UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan

In connection with the acquisition of U|Force (see Note 2), the Company assumed the UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan (the U|Force Plan), and reserved 1,023,898 shares of the Company's common stock related to options issued thereunder. The U|Force Plan provided for the grant of nonstatutory stock options to employees and consultants of U|Force at prices equal to the fair market value of the stock at the grant dates. Due to the cessation of the Company's Canadian operations (see Note 4), 1,016,408 and 7,490 of the options previously granted under the U|Force Plan were forfeited and returned to the U|Force Plan in fiscal 2001 and fiscal 2002, respectively. In fiscal 2002, the Company's Board of Directors terminated the U|Force Plan.

Option activity under the Company's stock option plans since March 31, 2000, excluding the Netergy and Centile stock option plans, is summarized as follows:

                                                                   Weighted
                                                        Shares      Average
                                           Shares     Subject to   Exercise
                                          Available    Options       Price
                                          for Grant  Outstanding   Per Share
                                         ----------- ------------  ---------
Balance at March 31, 2000...............     15,437    4,173,762  $    5.25
Change in options available for grant...  7,373,898           --         --
Granted or assumed...................... (8,116,100)   8,116,100       6.26
Exercised...............................         --     (925,008)      2.30
Returned to plan........................  3,632,963   (3,632,963)      8.29
                                         ----------- ------------
Balance at March 31, 2001...............  2,906,198    7,731,891       5.24
Change in options available for grant...    (23,898)          --         --
Granted................................. (4,901,073)   4,901,073       1.09
Exercised...............................         --      (40,757)      0.01
Returned to plan........................  2,692,381   (2,692,381)      6.18
                                         ----------- ------------
Balance at March 31, 2002...............    673,608    9,899,826       2.95
Change in options available for grant...  1,370,187           --         --
Granted.................................   (857,800)     857,800       0.48
Exercised...............................         --      (53,040)      0.37
Returned to plan........................  3,089,997   (3,089,997)      3.05
                                         ----------- ------------
Balance at March 31, 2003...............  4,275,992    7,614,589       2.65
                                         =========== ============

Significant option groups outstanding at March 31, 2003 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

                         Options Outstanding              Options Exercisable
                    ----------------------------------  -------------------------
                                Weighted    Weighted                   Weighted
                                 Average    Average                     Average
                                Exercise   Remaining                   Exercise
 Range of Exercise                Price   Contractual                    Price
      Prices          Shares    Per Share Life (Years)     Shares      Per Share
------------------- ----------  --------- ------------  ------------  -----------
$ 0.01 to $ 3.16... 5,974,588  $    1.38          8.0     2,394,740  $      1.66
$ 3.16 to $ 6.32...   811,511       3.84          6.8       791,165         3.82
$ 6.32 to $ 9.49...   311,327       7.42          5.4       249,693         7.43
$ 9.49 to $12.65...   445,268      11.72          6.7       318,470        11.72
$12.65 to $15.81...    33,895      14.56          5.4        26,537        14.56
$15.81 to $28.46...    38,000      21.25          6.9        28,852        21.20
                    ----------                          ------------
                    7,614,589  $    2.65          7.7     3,809,457  $      3.57
                    ==========                          ============

The Company recorded a deferred compensation charge of approximately $7,267,000 with respect to options repriced and certain additional options granted in fiscal 1997. In addition, the Company recorded deferred compensation charges of approximately $503,000 and $406,000 in connection with certain options granted to non-officer employees in fiscal 2001 and 2000, respectively. The Company recognizes deferred compensation over the related vesting period of the options (which is generally forty-eight months). The Company recognized $753,000 as compensation expense in the fiscal year ended March 31, 2001. Stock compensation expense in fiscal 2003 and 2002 was not significant. Deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

Netergy Microelectronics, Inc. 2000 Stock Option Plan

Netergy's 2000 Stock Option Plan (the Netergy Plan) was adopted in December 2000 by the Netergy Board of Directors. The Netergy Plan provides for granting incentive stock options (ISO) to employees and nonstatutory stock options (NSO) to employees, directors, and consultants of Netergy. Options granted under the Netergy Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Netergy Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years. However, in the event of a change in control (as defined in the Netergy Plan document) vesting for certain options will be accelerated. Option activity during each of the three years ended March 31, 2003 was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------
Shares reserved at Netergy Plan's
  inception........................  5,000,000          --  $      --
Granted............................ (3,572,000)  3,572,000       0.50
Returned to plan...................    400,000    (400,000)      0.50
                                    ----------- -----------
Balance at March 31, 2001..........  1,828,000   3,172,000       0.50
Granted............................   (136,000)    136,000       0.50
Exercised..........................         --          --         --
Returned to plan...................    264,834    (264,834)      0.50
                                    ----------- -----------
Balance at March 31, 2002..........  1,956,834   3,043,166  $    0.50
Granted............................   (617,000)    617,000       0.50
Exercised..........................         --          --         --
Returned to plan...................  1,945,490  (1,945,490)      0.50
                                    ----------- -----------
Balance at March 31, 2003..........  3,285,324   1,714,676  $    0.50
                                    =========== ===========

As of March 31, 2003, 991,702 options were exercisable, the weighted average remaining contractual life was 5.9 years, and the weighted average exercise price was $0.50 per share.

Centile, Inc. 2001 Stock Option Plan

Centile's 2001 Stock Option Plan (the Centile Plan) was adopted in March 2001 by the Centile Board of Directors. The Centile Plan provides for granting ISOs to employees and NSOs to employees, directors, and consultants of Centile. Options granted under the Centile Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Centile Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years. Option activity during each of the three years ended March 31, 2003 was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------
Shares reserved at Centile Plan's
  inception........................  4,500,000          --         --
Granted............................ (4,107,000)  4,107,000       0.43
                                    ----------- -----------
Balance at March 31, 2001..........    393,000   4,107,000       0.43
Granted............................   (846,000)    846,000       0.43
Exercised..........................         --          --
Returned to plan...................  2,688,000  (2,688,000)      0.43
                                    ----------- -----------
Balance at March 31, 2002..........  2,235,000   2,265,000       0.43
Granted............................    (96,000)     96,000       0.43
Exercised..........................         --          --         --
Returned to plan...................    459,128    (459,128)      0.43
                                    ----------- -----------
Balance at March 31, 2003..........  2,598,128   1,901,872  $    0.43
                                    =========== ===========

As of March 31, 2003, 767,051 options were exercisable, the weighted average remaining contractual life was 7.5 years, and the weighted average exercise price was $0.43 per share.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in increases of 416,589, 281,583 and 180,910 shares issuable under the Purchase Plan during the fiscal years ended March 31, 2003, 2002 and 2001, respectively. During fiscal 2003, 2002 and 2001, 189,575, 416,589 and 281,583 shares, respectively, were issued under the Purchase Plan.

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

Certain pro forma disclosures

The Company accounts for its stock plans in accordance with the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2003         2002         2001
                                             -----------  -----------  -----------
Net loss:
  As reported.............................. $   (11,403) $    (9,105) $   (74,399)
  Pro forma*............................... $   (15,848) $   (18,599) $   (84,132)
Basic and diluted loss per share:
  As reported.............................. $     (0.40) $     (0.33) $     (2.99)
  Pro forma................................ $     (0.56) $     (0.68) $     (3.39)

*    These amounts have been adjusted to reflect a correction to the forfeiture rate, which resulted in reductions in the pro forma net losses for 2002 and 2001 of $6.5 million and $3.1 million.

For the purposes of the disclosure above, the fair value of each of the Company's option grants, excluding those options issued under the Netergy and Centile Plans, has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2003         2002         2001
                                             -----------  -----------  -----------
Expected volatility........................         162%         135%         141%
Expected dividend yield....................         0.0%         0.0%         0.0%
Risk-free interest rate....................  2.8% to 4.7% 3.5% to 4.9% 4.7% to 6.8%
Weighted average expected option term......   5.1 years    5.1 years      5 years
Weighted average fair value of options
  granted.................................. $      0.45  $      0.96  $      5.17

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

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2003         2002         2001
                                             -----------  -----------  -----------
Expected volatility........................          81%          67%          70%
Expected dividend yield....................         0.0%         0.0%         0.0%
Risk-free interest rate....................  2.8% to 4.8% 4.1% to 4.8% 4.7% to 5.1%
Weighted average expected option term......   5.16 years   5.25 years     5 years
Netergy weighted average fair value
  of options granted....................... $      0.34  $      0.31  $      0.31
Centile weighted average fair value
  of options granted....................... $      0.29  $      0.26  $      0.26

For the purpose of providing pro forma disclosures, the estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2003         2002         2001
                                             -----------  -----------  -----------
Expected volatility........................         162%         135%         141%
Expected dividend yield....................        0.0%         0.0%         0.0%
Risk-free interest rate....................        1.53%        3.82%        4.92%
Weighted average expected rights term......   1.25 years   1.25 years   1.25 years
Weighted average fair value of rights
  granted.................................. $      0.30  $      1.16  $      3.00

11. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. The Company made matching contributions of $85,000 and $125,000 to the Savings Plan during fiscal 2002 and 2001, respectively. The matching contributions vest over three years. The Savings Plan does not allow employee contributions to be invested in 8x8 common stock.

12. SEGMENT REPORTING

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

  The Corporate and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the Corporate and Other segment principally reflect activities related to the development and deployment of the Packet8 telephony service, sales of consumer videophones, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

The following table illustrates results by segment (in thousands):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2003         2002         2001
                                             -----------  -----------  -----------
Revenues:
  Netergy.................................. $     9,719  $    13,350  $    15,850
  Centile..................................         861          260          198
  Corporate and Other......................         423        1,081        2,180
                                             -----------  -----------  -----------
          Total revenues................... $    11,003  $    14,691  $    18,228
                                             ===========  ===========  ===========
Gross profit:
  Netergy.................................. $     5,928  $    10,656  $    10,792
  Centile..................................         667          205           71
  Corporate and Other......................         118        1,007          379
                                             -----------  -----------  -----------
          Total gross profit............... $     6,713  $    11,868  $    11,242
                                             ===========  ===========  ===========
Operating loss:
  Netergy.................................. $    (4,169) $    (1,509) $    (5,668)
  Centile..................................      (4,081)      (5,721)     (13,024)
  Corporate and Other......................      (3,750)      (2,784)     (55,781)
                                             -----------  -----------  -----------
          Total operating loss............. $   (12,000) $   (10,014) $   (74,473)
                                             ===========  ===========  ===========
Net loss:
  Netergy.................................. $    (4,002) $    (1,318) $    (5,661)
  Centile..................................      (4,337)      (5,627)     (12,955)
  Corporate and Other......................      (3,064)      (2,160)     (55,783)
                                             -----------  -----------  -----------
          Total net loss................... $   (11,403) $    (9,105) $   (74,399)
                                             ===========  ===========  ===========

There were no reconciling items between the segments for the revenue, gross profit, operating loss and net loss amounts.

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2003         2002         2001
                                             -----------  -----------  -----------
United States.............................. $     4,218  $     5,777  $     5,632
Europe.....................................       2,657        4,126        5,862
Taiwan.....................................       1,569        2,026        2,739
Japan......................................         919        1,119        1,188
Other......................................       1,640        1,643        2,807
                                             -----------  -----------  -----------
                                            $    11,003  $    14,691  $    18,228
                                             ===========  ===========  ===========

The majority of the Company's long-lived assets were located in the United States. Long-lived assets consist primarily of property and equipment and deposits. The following table illustrates long-lived assets by country (in thousands):

                                                                     March 31,
                                                                --------------------
                                                                  2003       2002
                                                                ---------  ---------
                                                                  (in thousands)

United States................................................. $     645  $   2,051
United Kingdom................................................        --        602
France........................................................       244        452
                                                                ---------  ---------
                                                               $     889  $   3,104
                                                                =========  =========

Two customers represented more than 10% of our total revenues in fiscal 2003. These customers represented 17%, and 11% of our total revenues, respectively. During the fiscal year ended March 31, 2002, three customers represented more than 10% of our total revenues. These customers represented 13%, 13%, and 12% of our total revenues. During the fiscal year ended March 31, 2001, no customer accounted for 10% or more of total revenues.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                      Balance   Additions
                                        at      Charged to             Balance
                                     Beginning  Costs and              at End
Description                           of Year   Expenses   Deductions  of Year
-----------------------------------  ---------  ---------  ---------  ---------
Allowance for doubtful accounts:
 Year ended March 31, 2001......... $     442  $      25  $      78  $     389
 Year ended March 31, 2002.........       389          --       103        286
 Year ended March 31, 2003.........       286         20        165        141

CONSOLIDATED QUARTERLY FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                        QUARTER ENDED
                                        ------------------------------------------------------------------------------
                                        March 31, Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                                          2003      2002      2002      2002      2002      2001      2001      2001
                                        --------  --------  --------  --------  --------  --------  --------  --------
Total revenues........................ $  2,907  $  2,386  $  2,442  $  3,268  $  2,221  $  4,944  $  3,926  $  3,600
Cost of revenues......................    1,692       755       982       861       692       659       434     1,038
                                        --------  --------  --------  --------  --------  --------  --------  --------
Gross profit..........................    1,215     1,631     1,460     2,407     1,529     4,285     3,492     2,562
                                        --------  --------  --------  --------  --------  --------  --------  --------
Operating expenses:
  Research and development............    1,540     1,825     2,078     2,392     2,705     2,295     2,697     3,868
  Selling, general, and
    administrative....................    1,383     2,023     1,852     2,183     1,956     2,269     2,367     2,962
  Amortization of intangibles.........       --                                     191       190       191       191
  Restructuring and other charges.....    2,097     1,340         --       --         --        --        --       --
                                        --------  --------  --------  --------  --------  --------  --------  --------
        Total operating expenses......    5,020     5,188     3,930     4,575     4,852     4,754     5,255     7,021
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations..................   (3,805)   (3,557)   (2,470)   (2,168)   (3,323)     (469)   (1,763)   (4,459)
Other income (expense), net...........       27        16       511        43       218       135      (220)       12
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss before income taxes..............   (3,778)   (3,541)   (1,959)   (2,125)   (3,105)     (334)   (1,983)   (4,447)
Provision for income taxes............       --        --        --        --        15        --        --        --
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net loss before extraordinary gain       (3,778)   (3,541)   (1,959)   (2,125)   (3,120)     (334)   (1,983)   (4,447)
Extraordinary gain on extinguishment
  of debt, net........................       --        --        --        --        --       779        --        --
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)..................... $ (3,778) $ (3,541) $ (1,959) $ (2,125) $ (3,120) $    445  $ (1,983) $ (4,447)
                                        ========  ========  ========  ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic............................... $  (0.13) $  (0.12) $  (0.07) $  (0.08) $  (0.11) $   0.02  $  (0.07) $  (0.17)
  Diluted.............................    (0.13)    (0.12)    (0.07)    (0.08)    (0.11)     0.02     (0.07)    (0.17)
Shares used in per share calculations:
  Basic...............................   28,460    28,452    28,387    28,246    28,156    27,201    26,958    26,769
  Diluted.............................   28,460    28,452    28,387    28,246    28,156    27,438    26,958    26,769

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2003 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this is included in the 2003 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 2003 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the 2003 Proxy Statement under the captions "Additional Information -- Security Ownership" and "Additional Information -- Equity Compensation Plan Information" and are incorporated herein by reference.

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

In March 2002, 8x8 licensed certain STM Very Long Instruction Word, or VLIW, microprocessor cores, related tools and MPEG4 video compression firmware from STM for use in the Company's Internet Protocol, or IP, video communication processor development initiatives. Additionally, 8x8 agreed to license STM certain of its existing and future H.263 and H.264 video compression/decompression firmware implementations for use with STM's semiconductor products. The licenses are non-exclusive, non-transferable and non-assignable and provide for the sharing of updates and enhancements to the licensed technology, subject to certain limitations. The agreement includes provisions that allow the Company to manufacturing semiconductor devices that contain the STVLIW core at STM or at other third-party fabrication facilities. The Company is required to pay STM per-unit royalties based upon shipments of products that incorporate the VLIW technology. In addition, STM is required to pay the Company certain per-unit royalties based upon shipments of STM semiconductor products that contain the Company's video technology.

During fiscal 2003, the Company began purchasing semiconductors from STM Inc. In addition, the Company and STM Inc. entered into an arrangement under which STM Inc. will provide the Company with non-recurring engineering services related to the development of a new semiconductor product by the Company.

Additional information required by this Item is set forth in the 2003 Proxy Statement under the captions "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

Item 14. Controls and Procedures

Within the ninety day period prior to the date of the report, 8x8 carried out an evaluation, under the supervision and with the participation of the management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 8x8's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that 8x8's disclosure controls and procedures are effective to timely alert them to material information related to 8x8 (including its consolidated subsidiaries) required to be included in 8x8's Exchange Act filings. Subsequent to the date of management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The information required by this item is included in Item 8.

(a)(2) Financial Statement Schedules. The information required by this item is included in Item 8.

(a)(3) Exhibits. The documents listed on the Exhibit Index appearing at pages X-X of this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 29, 2003.

8X8, INC.
By: /s/ BRYAN R. MARTIN Bryan R. Martin, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bryan R. Martin and James Sullivan, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Director, President and Chief Executive Officer (Principal Executive Officer)	May 29, 2003
/s/ JAMES SULLIVAN James Sullivan	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	May 29, 2003
/s/ JOE PARKINSON Joe Parkinson	Chairman of the Board	May 29, 2003
/s/ BERND GIROD Bernd Girod	Director	May 29, 2003
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 29, 2003
Christos Lagomichos	Director	May 29, 2003
/s/ WILLIAM TAI William Tai	Director	May 29, 2003

Certifications of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Annual Reports

I, Bryan R. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of 8x8, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 29, 2003

/s/ Bryan R. Martin
Bryan R. Martin
President and Chief Executive Officer

Certifications of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Annual Reports

I, James Sullivan, certify that:

1. I have reviewed this annual report on Form 10-K of 8x8,Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 29, 2003

/s/ James Sullivan
James Sullivan
Vice President, Finance and Chief Financial Officer

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1 (c)	Stock Exchange Agreement, dated as of May 13, 1999, by and among 8x8, Inc. (the Registrant), Odisei S.A. and the Security Holders named therein and the agreements related thereto.
2.2 (g)	Share Exchange Agreement, dated as of May 19, 2000, by and among the Registrant, U|Force, all of the shareholders of U|Force and indirect owners of the shares of U|Force.
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.2 (a)	Bylaws of Registrant.
3.3 (l)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
3.4 (n)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
4.1 (d)	Securities Purchase Agreement by and among Wingate Capital Ltd. and Fisher Capital Ltd. (collectively the Buyers) and the Registrant dated December 15, 1999, with Schedule and Exhibits.
4.2 (d)	Registration Rights Agreement by and among the Registrant and the Buyers dated December 15, 1999.
4.3 (d)	Form of Series A Warrant by and among the Registrant and FleetBoston Robertson Stephens, Inc. dated December 16, 1999.
4.4 (d)	Form of Series B Warrant by and among the Registrant and FleetBoston Robertson Stephens Inc. dated December 16, 1999.
4.5 (d)	Registration Rights Agreement by and among the Registrant and FleetBoston Robertson Stephens Inc. dated December 16, 1999.
4.6 (f)	Common Stock Purchase Agreement by and among the Registrant and STMicroelectronics dated January 24, 2000.
4.7 (f)	Form of Investor Rights Agreement by and among the Registrant and STMicroelectronics dated January 24, 2000.
4.8 (o)	Form of Amendment No.1 to the Series A and Series B Warrants, dated as of December 17, 2001, by and among the Registrant, Fisher Capital Ltd. and Wingate Capital Ltd.
4.9 (o)	Registration Rights Agreement, dated as of December 13, 2001, by and among the Registrant, Fisher Capital Ltd. and Wingate Capital Ltd.
10.1 (a)	Form of Indemnification Agreement.
10.2 (a)	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (a)	Key Personnel Plan, as amended, and form of Stock Option Agreement.
10.4 (i)	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.5 (a)	1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.6 (j)	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.7 (a)	Facility lease dated as of July 3, 1990 by and between Sobrato Interests, a California Limited Partnership, and the Registrant, as amended.
10.8 (b)	Fifth Amendment to Lease dated January 26, 1998 between Sobrato Interests and the Registrant.
10.9 (b)	Landlord's Consent to Sublease dated February 23, 1998 among Sobrato Interests, Bay Networks, Inc. and the Registrant.
10.10 (e)	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.11 (h)	Asset Purchase Agreement by and among the Registrant and Interlogix, Inc. dated May 19, 2000.
10.12 (h)	Technology License Agreement by and among the Registrant and Interlogix, Inc. dated May 19, 2000.
10.13 (k)	UForce Company -- Societe UForce Amended and Restated 1999 Stock Option Plan.
10.14 (l)	Settlement Agreement and Release by and between the Registrant and Keith Barraclough dated July 10, 2000.
10.15 (l)	Severance Agreement and Mutual Release by and between the Registrant, Netergy Networks Canada Corporation and Dominique Pitteloud dated October 13, 2000.
10.16 (m)	Agreement by and between the Registrant and Dr. Paul Voois dated April 30, 2001.
10.17 (m)	Agreement by and between the Registrant and Jonathan Foster dated April 30, 2001.
10.18 (p)	Redemption and Exchange Agreement, dated as of December 13, 2001, by and among 8x8, Inc., Fisher Capital Ltd. and Wingate Capital Ltd.
10.19 (q)	License Agreement dated as of January 24, 2000, by and between the Registrant and STMicroelectronics, Inc.
10.20 (q)	Development Agreement dated as of January 24, 2000, by and between the Registrant and STMicroelectronics, Inc.
10.21 (r)	LX Video Development and License Agreement dated as of March 19, 2002, by and between the Registrant and STMicroelectronics N.V.
10.22 (r)	Netergy Microelectronics, Inc. 2000 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.23 (r)	Centile, Inc. 2001 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.24 (r)	Investment Agreement dated April 1, 2002 by and between the Registrant and Joe Parkinson.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney.
99.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(a) Incorporated by reference to identically numbered exhibits filed in response to Item 16 (a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 333-15627), as amended, declared effective July 1, 1997.

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

(r) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 10-K filed on May 23, 2002.