Form 10-Q
period 2003-06-30
8X8 INC /DE/
filed 2003-07-25
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      The number of shares of the Registrant's Common Stock outstanding as of July 21, 2003 was 28,475,370.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                        June 30,      March 31,
                                                         2003          2003
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $      1,903  $      3,371
  Short-term investments...........................          879           208
  Accounts receivable, net ........................          419         1,290
  Inventory .......................................          380           352
  Other current assets ............................          719           595
                                                     ------------  ------------
    Total current assets ..........................        4,300         5,816
Property and equipment, net .......................          524           841
Intangibles and other assets ......................           31            48
                                                     ------------  ------------
                                                    $      4,855  $      6,705
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        833  $        652
  Accrued compensation ............................          656           847
  Accrued warranty ................................          476           477
  Deferred revenue ................................          292           545
  Other accrued liabilities .......................        1,049         1,125
  Income taxes payable ............................          214           226
                                                     ------------  ------------
    Total current liabilities .....................        3,520         3,872
                                                     ------------  ------------
Commitments and contingencies (Notes 5 and 9)
Contingently redeemable common stock...............          488           669

Stockholders' equity:
  Common stock ....................................           28            28
  Additional paid-in capital ......................      151,008       150,827
  Deferred compensation ...........................          (10)          (12)
  Accumulated deficit .............................     (150,179)     (148,679)
                                                     ------------  ------------
    Total stockholders' equity ....................          847         2,164
                                                     ------------  ------------
                                                    $      4,855  $      6,705
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended
                                                   June 30,
                                              --------------------
                                                 2003       2002
                                              ---------  ---------
Product revenues ........................... $     861  $   1,374
License and other revenues .................       762      1,894
                                              ---------  ---------
   Total revenues ..........................     1,623      3,268
                                              ---------  ---------

Cost of product revenues ...................       363        605
Cost of license and other revenues .........       391        256
                                              ---------  ---------
   Total cost of revenues ..................       754        861
                                              ---------  ---------
Gross profit ...............................       869      2,407
                                              ---------  ---------
Operating expenses:
  Research and development .................     1,044      2,392
  Selling, general and administrative ......     1,266      2,183
                                              ---------  ---------
   Total operating expenses ................     2,310      4,575
                                              ---------  ---------
Loss from operations .......................    (1,441)    (2,168)
Other income (expense), net ................       (59)        43
                                              ---------  ---------
Net loss ................................... $  (1,500) $  (2,125)
                                              =========  =========

Net loss per basic and diluted share........ $   (0.05) $   (0.08)
                                              =========  =========

Basic and diluted shares outstanding........    28,475     28,246
                                              =========  =========

The accompanying notes are an integral part of these unaudited con consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Three Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                     2003        2002
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (1,500) $   (2,125)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................        314         480
       Other ..................................................        115           9
Changes in assets and liabilities..............................        273         (88)
                                                                 ----------  ----------
      Net cash used in operating activities ...................       (798)     (1,724)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................         --         (43)
   Proceeds from sale of equipment ............................          1          11
   Short term investments -- trading activity, net.............       (671)       (191)
                                                                 ----------  ----------
      Net cash used in investing activities ...................       (670)       (223)
                                                                 ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................         --          19
                                                                 ----------  ----------
       Net cash provided by financing activities ..............         --          19
                                                                 ----------  ----------
Net decrease in cash and cash equivalents .....................     (1,468)     (1,928)
Cash and cash equivalents at the beginning of the period ......      3,371      12,422
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $    1,903  $   10,494
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

  Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice- enable cable and digital subscriber line modems, wireless devices, and other broadband technologies; and

  Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that a user commonly expects to find in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the internet.

LIQUIDITY

The possibility that the Company will not be able to meet its obligations as and when they become due over the next twelve months raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company has been pursuing, and will continue to pursue, among other things, the implementation of certain cost reduction strategies and the licensing or sale of its technologies or projects. Additionally, the Company plans to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet its cash requirements for the remainder of fiscal 2004. The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience negative cash flows for the foreseeable future and such losses may be substantial. There is no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced and they may experience significant dilution. Failure to increase revenues, to manage net operating expenses and to raise additional financing through public or private equity financing or other sources of financing may result in the Company not achieving its longer term business objectives. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with efforts to improve its liquidity, in June 2003 Netergy entered into an agreement whereby it would sell certain assets and license/sell certain technology related to its next-generation video compression semiconductor product for cash. The closing of this transaction is subject to certain conditions beyond the Company's control and there can be no assurance that the transaction will close. Even if the transaction closes, additional cash resources may be necessary for the Company to sustain its operations. The Company does not expect to incur a loss on this transaction.

In July 2003, the Company announced that Netergy had licensed its voice over IP Audacity-T2 and T2U semiconductor products and Veracity software. The customer obtained rights to sell T2 and T2U based semiconductor products bundled with the Veracity software, and, in return, will pay Netergy a license fee and royalties for each T2 and T2U semiconductor it sells.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2003. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2003 and notes thereto included in the Company's fiscal 2003 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company provides pro forma disclosure of net loss and loss per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net loss and loss per share amounts would have been as follows (in thousands, except per share amounts):

                                             Quarter Ended June 30,
                                              --------------------
                                                2003       2002
                                              ---------  ---------
Net loss:                                    $  (1,500) $  (2,125)
Add: Stock-based compensation expense
     included in reported net income........         2          3
Deduct: Total stock-based compensation
        determined pursuant to SFAS No.123..      (726)    (1,111)
                                              ---------  ---------
Pro forma net loss (basic and diluted)       $  (2,224) $  (3,233)
                                              =========  =========
As reported net loss per share.............. $   (0.05) $   (0.08)
Pro forma net loss per share................ $   (0.08) $   (0.11)

3. SHORT-TERM INVESTMENTS

The Company's short-term investments primarily comprise publicly traded corporate equity securities. All short-term investments are held in the Company's name and are custodied with major financial institutions. The specific identification method is used to compute the gains and losses on equity securities. At June 30, 2003, all of the Company's short-term investments were classified as trading securities. Unrealized gains and losses on these investments are included in Other Income, net, in the condensed consolidated statements of operations.

In March 2002, 8x8's board of directors (the Board) authorized the Company to open securities trading accounts and make investments of up to $1.0 million, as directed by the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on the Company's cash flows and results of operations. As part of the arrangement, the Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time. Under the arrangement, the Company is required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of June 30, 2003, the investment account balance approximated $1,126,000. Accordingly, the Company had a payable of approximately $126,000 to Mr. Parkinson at June 30, 2003, which was paid in July 2003. As of June 30, 2003, $879,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities and mutual funds, and the remainder was invested in money market funds.

4. BALANCE SHEET DETAIL

                                            June 30,      March 31,
                                             2003          2003
                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .. $        172  $        147
   Finished goods .....................          208           205
                                         ------------  ------------
                                        $        380  $        352
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

Under the terms of a registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not comply with the Maintenance Requirements through December 2003, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The shares held by the lenders at June 30, 2003 were recorded at their potential redemption value at June 30, 2003 of $488,000 and classified as contingently redeemable common stock due to the redemption rights described above. The Company will not mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

6. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three month periods ended June 30, 2003 and 2002, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                         Three Months Ended
                                                June 30,
                                          --------------------
                                             2003       2002
                                          ---------  ---------
Common stock options ...................     6,950      9,610
Warrants................................        --        701
                                          ---------  ---------
                                             6,950     10,311
                                          =========  =========

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income (losses) for the three month periods ended June 30, 2003 and 2002, were as follows (in thousands):

                                            Three Months Ended
                                               June 30,
                                          --------------------
                                             2003       2002
                                          ---------  ---------
Net loss, as reported................... $  (1,500) $  (2,125)
Cumulative translation adjustment.......        --          7
                                          ---------  ---------
Comprehensive loss...................... $  (1,500) $  (2,118)
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

  The Corporate and Other segment represents the business activities of the parent entity, 8x8, Inc. The results for the Corporate and Other segment principally reflect activities related to the Packet8 IP telephone service, sale of videophones, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

The following table illustrates results by segment (in thousands):

                                            Three Months Ended
                                               June 30,
                                          --------------------
                                             2003       2002
                                          ---------  ---------
Revenues
Netergy................................. $   1,407  $   3,054
Centile ................................       158        151
Corporate and Other ....................        58         63
                                          ---------  ---------
   Total revenues ...................... $   1,623  $   3,268
                                          =========  =========

Gross profit (loss)
Netergy................................. $     806  $   2,284
Centile ................................       128         84
Corporate and Other ....................       (65)        39
                                          ---------  ---------
   Total gross profit .................. $     869  $   2,407
                                          =========  =========

Operating income (loss)
Netergy................................. $     171  $    (535)
Centile ................................      (537)      (768)
Corporate and Other ....................    (1,075)      (865)
                                          ---------  ---------
  Total operating loss ................. $  (1,441) $  (2,168)
                                          =========  =========

Net income (loss)
Netergy................................. $     179  $    (450)
Centile ................................      (598)      (833)
Corporate and Other ....................    (1,081)      (842)
                                          ---------  ---------
  Total net loss ....................... $  (1,500) $  (2,125)
                                          =========  =========

There were no significant reconciling items between the segments for the revenue, gross profit, operating loss, and net loss amounts.

9. COMMITMENTS AND CONTINGENCIES

Guaranties and Product Warranties

In the normal course of business, the Company indemnifies other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from: i) a breach of representations or covenants or ii) out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

It is not possible to determine the maximum potential amount of the Company's exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results or financial position.

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the quarter ended June 30, 2003 were not material.

Leases

At June 30, 2003, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2004...................... $        289
   2005................................          282
   2006................................           39
                                         ------------
Total minimum payments................. $        610
                                         ============

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

10. SALE OF CENTILE EUROPE S.A.

On June 20, 2003, Centile, Inc. executed an agreement with Sunleigh Investments Ltd. (Sunleigh) for Sunleigh to acquire Centile Europe S.A. (Centile Europe) for 1,100,000 Euros on July 1, 2003. Sunleigh acquired substantially all the assets and liabilities of the business, and the Company is obligated to pay certain liabilities incurred by Centile Europe prior to the closing date. In addition, Sunleigh received a non-exclusive license to Centile's IPBX technology, and also received exclusivity for the European market for one year subsequent to the closing date. Correspondingly, Centile Europe granted exclusivity for the North American market to Centile, Inc. for the same period. Under the acquisition agreement, Sunleigh is obligated to pay the purchase price, net of amounts withheld for pre-closing obligations, in installments through December 31, 2003. The purchase price is subject to adjustment based on the closing balance sheet of Centile Europe as of July 1, 2003. The Company does not expect to record a loss on this transaction. Revenues and operating losses attributable to the operations of Centile Europe approximated $20,000 and $400,000 for the quarter ended June 30, 2003 and $70,000 and $360,000 for the quarter ended June 30, 2002, respectively. The Company continues to operate the Centile business in the United States.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. 8x8 will continue to account for stock- based compensation in accordance with Accounting Principles Board Opinion No. 25. The Company has included additional disclosures in accordance with SFAS No. 148 in the footnotes to these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors that could impact our gross margins; the collection of amounts receivable related to the sale of Centile Europe S.A, a subsidiary of the Company; our expectation that we will not incur a loss on the sale of Centile Europe S.A.; the outcome of our appeal of the delisting determination received from the Nasdaq staff; our cost estimates under contracts accounted for using the percentage of completion method; efforts to raise additional financing; commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company or we) develop and market telecommunication technology for IP telephony and video applications. We have three product lines: i) internet protocol telephone devices, videophones, and internet communication services; ii) voice and video semiconductors and related software; and iii) software that implements the functionality of a private branch exchange, or PBX, over data networks.

Our first product line includes consumer telephones, videophones, and communication software and services that work over broadband networks. 8x8 sells internet protocol telephony software and services that enable customers to provision and use IP dial-tone services with IP telephones and videophones. The service is marketed under the brand name Packet8. 8x8 also sells videophones that work over normal phone lines.

We have two primary subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile). Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers, or OEMs, of telephones, terminal adapters, and other endpoint communication devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice-enable cable and digital subscriber line, or DSL, modems, wireless devices, and other broadband technologies. Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that are commonly found in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the internet.

RECENT DEVELOPMENTS

On June 20, 2003, Centile, Inc. executed an agreement with Sunleigh Investments Ltd. (Sunleigh) for Sunleigh to acquire Centile Europe S.A. (Centile Europe) for 1,100,000 Euros on July 1, 2003. Sunleigh acquired substantially all the assets and liabilities of the business, and we are obligated to pay certain liabilities incurred by Centile Europe prior to the closing date. In addition, Sunleigh received a non-exclusive license to Centile's IPBX technology, and also received exclusivity for the European market for one year subsequent to the closing date. Correspondingly, Centile Europe granted exclusivity for the North American market to Centile, Inc. for the same period. Under the acquisition agreement, Sunleigh is obligated to pay the purchase price, net of amounts withheld for pre-closing obligations, in installments through December 31, 2003. The purchase price is subject to adjustment based on the closing balance sheet of Centile Europe as of July 1, 2003. We do not expect to record a loss on this transaction. Revenues and operating losses attributable to the operations of Centile Europe approximated $20,000 and $400,000 for the quarter ended June 30, 2003 and $70,000 and $360,000 for the quarter ended June 30, 2002, respectively. We continue to operate the Centile business in the United States.

In July 2003, we announced that Netergy had licensed its voice over IP Audacity-T2 and T2U semiconductor products and Veracity software. The customer obtained rights to sell T2 and T2U based semiconductor products bundled with the Veracity software, and, in return, will pay Netergy a license fee and royalties for each T2 and T2U semiconductor it sells.

On July 11, 2003, we received a Nasdaq Staff Determination notification that we had not, by July 7, 2003, regained compliance with the minimum $1.00 closing bid price per share requirement, as set forth in Marketplace Rule 4310(c)(4), and that, accordingly, our securities would be subject to delisting from The Nasdaq SmallCap Market at the opening of business on July 22, 2003. Furthermore, we were notified by the Nasdaq Staff that we were not in compliance with Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As we are entitled pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series, the Company appealed the Nasdaq Staff's determination to a Nasdaq Listing Qualifications Panel. There can be no assurance that the Company's appeal will be successful.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three month periods ended June 30, 2003 and 2002, respectively, expressed as a percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues.

                                                Three Months Ended
                                                      June 30,
                                         ---------------------------
                                               2003         2002
                                          ------------  ------------

Product revenues .......................           53%           42%
License and other revenues .............           47%           58%
                                          ------------  ------------
   Total revenues ......................          100%          100%
                                          ------------  ------------

Cost of product revenues ...............           42%           44%
Cost of license and other revenues .....           51%           14%
                                          ------------  ------------
   Total cost of revenues ..............           46%           26%
                                          ------------  ------------
Gross profit ...........................           54%           74%
                                          ------------  ------------
Operating expenses:
  Research and development .............           64%           73%
  Selling, general and administrative ..           78%           67%
                                          ------------  ------------
   Total operating expenses ............          142%          140%
                                          ------------  ------------
Loss from operations ...................          -88%          -66%
Other income (expense), net ............           -4%            1%
                                          ------------  ------------
Net loss ...............................          -92%          -65%
                                          ============  ============

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

Revenues

Product revenues were $861,000 in the first quarter of fiscal 2004, a decrease of approximately $513,000 from the $1,374,000 reported in the first quarter of fiscal 2003. The decrease in the quarter ended June 30, 2003 as compared to the corresponding period in the prior year was due primarily to a decrease in unit shipments of videoconferencing and IP telephony semiconductor products as well as decreases in average selling prices (ASPs) of our IP telephony semiconductors. As a result, for the three months ended June 30, 2003 as compared to the same period in the prior year, we realized overall decreases in videoconferencing and IP telephony semiconductor revenues of $138,000 and $296,000, respectively.

Due to reduced demand and difficulties in ensuring supply, in July 2002, we announced the end of life of our existing videoconferencing semiconductor products, including VCP, VCPex, and LVP, that have historically generated substantially all of our videoconferencing semiconductor product revenues. We received last time buy orders from customers for the aforementioned products, and product shipments are substantially complete. Total videoconferencing semiconductor product revenues approximated $520,000 and $657,000 for the three month periods ended June 30, 2003 and 2002, respectively. As a result of the end of life of our existing videoconferencing semiconductor products, we will become more dependent on the growth of revenues from sales of our IP telephony semiconductor products and new video semiconductor products currently in development.

License and other revenues were $762,000 in the first quarter of fiscal 2004, as compared to $1,894,000 in the first quarter of fiscal 2003. License and other revenues, the majority of which are considered to be non-recurring in nature, consist primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses, and revenue derived under contracts to perform development services. The decrease of approximately $1,132,000 quarter over quarter was due to the following:

  A decrease of approximately $750,000 in royalties earned by Netergy from a single customer under a license agreement for our MPEG technology due to the expiration of the royalty period;

  A $143,000 decrease in license revenues associated with the sale of our video monitoring business in June 2000; all revenues associated with that transaction were recognized as of May 31, 2003;

  A decrease of approximately $230,000 in revenues recognized by Netergy under a contract to develop our next-generation video compression semiconductor product that is accounted for using the percentage of completion method. No revenues were recognized under this contract during the first quarter of fiscal 2004. Profit estimates on this contract are revised periodically based on changes in facts; any loss would be recognized immediately. We have recognized $140,000 of cumulative losses to date, and changes in our cost estimates could require us to recognize additional losses in future periods as the revenues under this contract are fixed; and

  A decrease of approximately $60,000 in revenues from Netergy's IP telephony technology.

These decreases were partially offset by a $100,000 increase in license and maintenance revenues associated with Centile's hosted iPBX product. In addition, our Packet8 business began signing up subscribers in the third quarter of fiscal 2003 and continued growing in the first quarter of fiscal 2004.

Three customers represented more than 10% of our total revenues for the quarter ended June 30, 2003. These customers represented 26%, 18% and 14% of our total revenues, respectively. During the same period in the prior year we also had three customers represent greater than 10% of our total revenues. Those percentages were 23%, 13%, and 10%, respectively. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                Three Months Ended
                                                   June 30,
                                              --------------------
                                                 2003       2002
                                              ---------  ---------
   United States............................        39%        48%
   Europe...................................        25%        35%
   Asia Pacific.............................        36%        17%
                                              ---------  ---------
                                                   100%       100%
                                              =========  =========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues decreased to approximately $500,000 for the first quarter of fiscal 2004 from approximately $770,000 for the quarter ended June 30, 2002, and product gross margins increased from 56% in the first quarter of fiscal 2003 to 58% in the first quarter of fiscal 2004. The decrease in product gross profit is primarily due to a decrease in units shipped offset by an increase in average selling prices. The increase in gross margin is due primarily to lower standard costs for our IP telephony semiconductors resulting from a change in suppliers, combined with increases in the average selling prices of our videoconferencing and IP telephony semiconductors, offset by reductions in units shipped.

Our product gross margin is affected by a number of factors including product mix, product pricing, the percentage of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. Average selling prices realized to date for our IP telephony semiconductors have been lower than those historically attained for our videoconferencing semiconductor products, resulting in lower gross margins. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. To respond to competitive pricing pressures, we may be required to introduce differentiated products and continue to reduce costs as a means of maintaining or improving our margins. We may not be successful in our development efforts or product cost reduction measures and may face continued erosion of margins.

Gross profit from license and other revenues, which were largely nonrecurring, was approximately $370,000 and $1.6 million in the first quarters of fiscal 2004 and 2003, respectively. Associated gross margins were 49% and 87% in the first quarters of fiscal 2004 and fiscal 2003, respectively. The decrease in gross margin from fiscal 2003 to fiscal 2004 was due primarily to costs incurred to perform development services under revenue generating contracts that were included in the Cost of License and Other Revenues line item in the condensed consolidated statements of operations. Gross margins associated with license and other revenues may be adversely impacted in the future if revenues derived from our existing contract to perform non-recurring engineering services associated with the development of our next-generation video compression semiconductor product increase as a percentage of total license and other revenues or if a change in our cost estimates requires us to recognize additional losses on this contract, as the revenues under this contract are fixed. We recognized cumulative losses on this contract through June 30, 2003 of approximately $140,000.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by approximately $1,348,000 in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The significant decrease in research and development expenses for the three month period ended June 30, 2003 as compared to the comparable period in the prior year was due to the following:

  The shift in engineering resources from research and development functions to revenue generating contracts; these costs approximated $350,000 and $232,000 for the quarters ended June 30, 2003 and June 30, 2002, respectively, and were included in cost of license and other revenue;

  Lower compensation costs due to a reduction in research and development personnel as compared to the comparable prior year periods;

  The closure of Netergy's office in the United Kingdom in the fourth quarter of fiscal 2003;

  Lower depreciation expense due to the retirement of assets; and

  Our overall efforts to reduce discretionary operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $917,000 in the first quarter of fiscal 2004 as compared to the same period in the prior year. The decrease in selling, general and administrative expenses for the first quarter of fiscal 2004 was primarily attributable to:

  Lower compensation costs due to a reduction in sales and administrative personnel; and

  Lower financial reporting, legal, public relations, consulting, and recruiting expenditures resulting from our efforts to reduce discretionary operating costs, slightly offset by an increase in various sales and marketing expenses associated with our new Packet8 IP telephone service.

Other Income, Net

In the first quarters of fiscal 2004 and 2003, other income (expense), net, was ($54,000) and $43,000, respectively. The significant increase in other expense was due to a decrease in interest income and foreign exchange losses related to our international subsidiaries.

Provision for Income Taxes

There were no tax provisions recorded during the three month periods ended June 30, 2003 and 2002, due to net losses incurred.

Related Party Transactions

During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV at a purchase price of $7.50 per share and received net proceeds of $27.7 million. In June 2002, STMicroelectronics NV and subsidiaries (STM), an affiliate of the Company, acquired Alcatel Microelectronics NV (AME). AME, now a wholly owned subsidiary of STM, was a customer of Netergy and supplier of semiconductors. The Company now purchases semiconductors from STM. During the first quarter of fiscal 2004, we purchased semiconductors from a subsidiary of STM, and such purchases approximated $171,000. In addition, during fiscal 2003 we contracted with a subsidiary of STM for non-recurring engineering services related to the development of our new semiconductor product. As of March 31, 2003, we had recorded liabilities to STM of approximately $88,000 for semiconductor purchase commitments.

In March 2002 the Board authorized us to open securities trading accounts and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by our Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement between 8x8 and Mr. Parkinson. Under the arrangement, we are required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of June 30, 2003, the investment account balance approximated $1,126,000. Accordingly, we had a payable of approximately $126,000 to Mr. Parkinson at March 31, 2003, which was paid in July 2003. As of June 30, 2003, $879,000 of the $1.0 million allocated for such investment activities was invested in marketable equity securities and mutual funds. The remaining balance was invested in money market funds.

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

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents and short-term investments approximating $2.8 million, representing a decrease of approximately $800,000 from March 31, 2003. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $800,000 for the first three months of fiscal 2004 was primarily attributable to the net loss of $1.5 million, adjusted for $314,000 of depreciation and amortization and net cash generated from changes in operating assets and liabilities of $273,000. Cash used in operations of approximately $1.7 million for the first three months of fiscal 2002 was primarily attributable to the net loss of $2.1 million, adjusted for $480,000 of depreciation and amortization and net cash used in changes in operating assets and liabilities of $88,000. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities in the three months ended June 30, 2003 was primarily attributable to net purchases of marketable equity securities and mutual funds of $671,000. Cash used in investing activities for the three months ended June 30, 2002 was attributable to net purchases of marketable equity securities of $191,000 and capital expenditures of $43,000, partially offset by proceeds from the sale of equipment of $11,000.

Cash provided by financing activities during the first three months of fiscal 2003 consisted primarily of proceeds resulting from the sale of common stock to employees through our employee stock option plans and stock purchase plans. As of June 30, 2003, our principal commitments consisted of obligations outstanding under noncancelable operating leases. At June 30, 2003, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2004...................... $        289
   2005................................          282
   2006................................           39
                                         ------------
Total minimum payments................. $        610
                                         ============

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included the issuance of 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement filed with the Securities and Exchange Commission covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows and results of operations. The value of the shares still held by the lenders of $488,000 at June 30, 2003, based upon the $0.898 per share minimum potential redemption price, is reflected as contingently redeemable common stock in the condensed consolidated balance sheet.

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, are not sufficient to satisfy our expected working capital and capital expenditure requirements for the remainder of fiscal 2004. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we plan to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet our cash requirements for fiscal 2004. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We will need to raise additional capital to support our operations, and failure to do so in a timely manner may cause us to implement additional cost reduction strategies

As of June 30, 2003, we had approximately $2.8 million in cash and cash equivalents and short-term investments. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for fiscal 2004. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $1.5 million in the quarter ended June 30, 2003 and we ended the period with an accumulated deficit of $150 million. In addition, we recorded operating losses of $12 million, $10 million and $74.5 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the Nasdaq SmallCap Market

In April 2002, we were notified by the Nasdaq staff that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we might be delisted. As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by July 9, 2002, we transferred to and began trading on the Nasdaq SmallCap Market on July 26, 2002. As a result of our transfer to the Nasdaq SmallCap Market, our delisting determination was extended an additional ninety days until October 7, 2002. Although our common stock did not achieve a closing bid price of $1.00 for at least ten consecutive trading days before October 7, 2002, we met the initial listing criteria for the Nasdaq SmallCap Market as of October 7, 2002. As a result, we remained eligible to be quoted on the Nasdaq SmallCap Market for an additional 180-calendar day grace period, which expired on April 7, 2003, subject to our compliance with the continued listing requirements during the extended grace period. On April 8, 2003, the Nasdaq staff notified us that we had been granted an additional ninety days, or until July 7, 2003 to regain compliance with the minimum bid price listing standard. On July 11, 2003, the Nasdaq staff notified us that we had not, by July 7, 2003, regained compliance with the minimum $1.00 closing bid price per share requirement, as set forth in Marketplace Rule 4310(c)(4), and that, accordingly, our securities would be subject to delisting from The Nasdaq SmallCap Market at the opening of business on July 22, 2003. Furthermore, we have been notified by the Nasdaq Staff that we are not in compliance with Marketplace Rule 4310(c)(2)(B), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As we are entitled pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series, on July 18, 2003 we filed an appeal of the Nasdaq Staff's determination to a Nasdaq Listing Qualifications Panel. There can be no assurance that our appeal will be successful and that we will be able to remain listed on the Nasdaq SmallCap Market.

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

If we fail to maintain effectiveness of a registration statement for the resale of shares of our common stock issued in connection with the redemption of our previously outstanding convertible debt, we may be forced to pay a cash penalty or redeem all or a portion of the shares, causing our business to suffer

Under the terms of a registration rights agreement we entered into in connection with the redemption of our outstanding convertible debt, we agreed to register the 1,000,000 shares of our common stock issued to the former note holders for resale. If we fail to maintain the effectiveness of the registration statement through December 2003, we may be required to pay cash penalties and may be required to redeem all or a portion of the shares of common stock held by the former note holders. Under the agreement, the redemption price would be the higher of $0.898 or the market price of our common stock at the time of the redemption. If we are required to pay a cash penalty or to redeem any of the shares, this will deplete our cash reserves, which may cause significant harm to our business, results of operations and financial condition.

The growth of our business and future profitability depends on future IP telephony revenue

We believe that our business and future profitability will be largely dependent on widespread market acceptance of our IP telephony technology and products. Our videoconferencing semiconductor business has not provided sufficient revenues to profitably operate our business, and we have announced the end of life of these products and have substantially completed end of life shipments. To date, we have not generated significant revenue from the sale of our IP telephony products and services. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

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

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended June 30, 2003 and 2002, accounted for approximately 80% of total revenues in each quarter. Revenues from our ten largest customers for the fiscal years ended March 31, 2003, 2002 and 2001, accounted for approximately 62%, 73% and 48%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that it provides

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

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services

A fundamental requirement for operating an internet-based, worldwide voice and video telephone service and electronically billing our Packet8 customers is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled. We rely on third party providers to process and guarantee payments made by Packet8 subscribers up to certain limits, and we may be unable to prevent our users from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our Packet8 transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our Packet8 services in a timely or scalable fashion.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

In the first quarters of fiscal 2003 and 2002, sales to customers outside of the United States represented 61% and 52% of our total sales. Sales to customers outside of the United States during the years ended March 31, 2003, 2002 and 2001 were 62%, 61% and 69% of total revenues, respectively. The following table illustrates our net revenues by geographic area expressed as a percentage of total revenues for the corresponding period. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                Three Months Ended
                                                   June 30,
                                              --------------------
                                                 2003       2002
                                              ---------  ---------
   United States............................        39%        48%
   Europe...................................        25%        35%
   Asia Pacific.............................        36%        17%
                                              ---------  ---------
                                                   100%       100%
                                              =========  =========

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1     Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

99.2     Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

99.3     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 32 under Item 601(a) of Regulation S-K, is furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

99.4     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 32 under Item 601(a) of Regulation S-K, is furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K as Exhibit 99.4 pursuant to SEC interim filing guidance.)

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2003

8X8, INC.
(Registrant)
By: /s/ James Sullivan
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)