Form 10-Q
period 2003-09-30
8X8 INC /DE/
filed 2003-10-30
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      The number of shares of the Registrant's Common Stock outstanding as of October 23, 2003 was 30,847,084.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     September 30,    March 31,
                                                         2003          2003
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $      2,380  $      3,371
  Short-term investments...........................        1,010           208
  Accounts receivable, net ........................        1,266         1,290
  Inventory .......................................          198           352
  Other current assets ............................          635           595
                                                     ------------  ------------
    Total current assets ..........................        5,489         5,816
Property and equipment, net .......................          230           841
Intangibles and other assets ......................          103            48
                                                     ------------  ------------
                                                    $      5,822  $      6,705
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        433  $        652
  Accrued compensation ............................          522           847
  Accrued warranty ................................          474           477
  Deferred revenue ................................          493           545
  Other accrued liabilities .......................          620         1,125
  Income taxes payable ............................          217           226
                                                     ------------  ------------
    Total current liabilities .....................        2,759         3,872
                                                     ------------  ------------
Commitments and contingencies (Notes 7 and 11)
Contingently redeemable common stock...............          107           669

Stockholders' equity:
  Common stock ....................................           52            28
  Additional paid-in capital ......................      152,343       150,827
  Deferred compensation ...........................           (7)          (12)
  Accumulated deficit .............................     (149,432)     (148,679)
                                                     ------------  ------------
    Total stockholders' equity ....................        2,956         2,164
                                                     ------------  ------------
                                                    $      5,822  $      6,705
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                  Three Months Ended    Six Months Ended
                                                   September 30,         September 30,
                                                --------------------  --------------------
                                                   2003       2002       2003       2002
                                                ---------  ---------  ---------  ---------
Product revenues ............................. $     750  $   1,301  $   1,611  $   2,675
License and other revenues ...................     1,676      1,141      2,438      3,035
                                                ---------  ---------  ---------  ---------
   Total revenues ............................     2,426      2,442      4,049      5,710
                                                ---------  ---------  ---------  ---------

Cost of product revenues .....................       544        702        907      1,307
Cost of license and other revenues ...........       108        280        499        536
                                                ---------  ---------  ---------  ---------
   Total cost of revenues ....................       652        982      1,406      1,843
                                                ---------  ---------  ---------  ---------
Gross profit .................................     1,774      1,460      2,643      3,867
                                                ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ...................       656      2,078      1,700      4,470
  Selling, general and administrative ........     1,229      1,852      2,495      4,035
                                                ---------  ---------  ---------  ---------
   Total operating expenses ..................     1,885      3,930      4,195      8,505
                                                ---------  ---------  ---------  ---------
Loss from operations .........................      (111)    (2,470)    (1,552)    (4,638)
Other income, net ............................       858        511        799        554
                                                ---------  ---------  ---------  ---------
Net income (loss)............................. $     747  $  (1,959) $    (753) $  (4,084)
                                                =========  =========  =========  =========

Basic net income (loss) per share............. $    0.02  $   (0.07) $   (0.03) $   (0.14)
                                                =========  =========  =========  =========

Diluted net income (loss) per share........... $    0.02  $   (0.07) $   (0.03) $   (0.14)
                                                =========  =========  =========  =========

Shares used in basic share computation........    30,069     28,387     30,054     28,316
                                                =========  =========  =========  =========

Shares used in diluted share computation......    31,213     28,387     30,054     28,316
                                                =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                      Six Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                       2003        2002
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss ........................................................ $     (753) $   (4,084)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of business .................................       (790)         --
       Depreciation and amortization ............................        469         959
       Other ....................................................        (45)         98
      Changes in assets and liabilities, net of business sold....        (55)       (949)
                                                                   ----------  ----------
      Net cash used in operating activities .....................     (1,174)     (3,976)
                                                                   ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ..........................        (13)        (84)
   Proceeds from sale of equipment ..............................         20          31
   Short term investments -- trading activity, net...............       (802)        (77)
                                                                   ----------  ----------
      Net cash used in investing activities .....................       (795)       (130)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs         978          89
                                                                   ----------  ----------
       Net cash provided by financing activities ................        978          89
                                                                   ----------  ----------
Net decrease in cash and cash equivalents .......................       (991)     (4,017)
Cash and cash equivalents at the beginning of the period ........      3,371      12,422
                                                                   ----------  ----------
Cash and cash equivalents at the end of the period .............. $    2,380  $    8,405
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

  Within the parent company, 8x8 offers the Packet8 voice and video communications service (Packet8) that enables broadband internet users to add digital voice and video communications services to their high-speed internet connection. In addition, 8x8 offers videophones for use on both traditional telephony networks and in conjunction with Packet8;

  Netergy provides voice and video semiconductors and related communication software to original equipment manufacturers (OEMs) of telephones, terminal adapters, and other edge devices and to other semiconductor companies. Netergy's technologies are used to make IP telephones and to voice- enable cable and digital subscriber line modems, wireless devices, and other broadband technologies, including the voice and video endpoints that are currently used by Packet8; and

  Centile develops and markets hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that a user commonly expects to find in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet. The phone system software runs on servers that are located at a central data center so that the only phone system equipment that is required at the customer site are telephones. The phone system can also be accessed and controlled from any web browser on the Internet.

LIQUIDITY

The possibility that the Company will not be able to meet its obligations as and when they become due over the next twelve months raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company has been pursuing, and will continue to pursue, among other things, the implementation of certain cost reduction strategies and the licensing or sale of its technologies or projects. Additionally, the Company plans to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet its cash requirements for the next twelve months. The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management expects to experience negative cash flows for the foreseeable future and such losses may be substantial. There is no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced and they may experience significant dilution. Failure to increase revenues, to manage net operating expenses and to raise additional financing through public or private equity financing or other sources of financing may result in the Company not achieving its longer term business objectives. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with efforts to improve its liquidity, in June 2003 Netergy entered into an agreement whereby it would license certain technology and sell certain assets and technology related to its next-generation video compression semiconductor product to a customer for cash. The closing of this transaction is subject to certain conditions beyond the Company's control, including the buyer and STM Microelectronics NV (STM) entering into a license for a portion of the technology on which the semiconductor is based. The Company had previously licensed the technology from STM, and that license was not assignable. There can be no assurance that the transaction will close. Even if the transaction closes, additional cash resources may be necessary for the Company to sustain its operations.

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

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company provides pro forma disclosure of net income (loss) and income (loss) per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net income (loss) and income (loss) per share amounts would have been as follows (in thousands, except per share amounts):

                                                 Three Months Ended       Six Months Ended
                                                   September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
Net income (loss), as reported............... $      747  $   (1,959) $     (753) $   (4,084)
Add: Stock-based compensation expense
     included in reported net income.........          2           3           4           6
Deduct: Total stock-based compensation
        determined pursuant to SFAS No.123...       (785)     (1,111)     (1,511)     (2,222)
                                               ----------  ----------  ----------  ----------
Pro forma net income (loss).................. $      (36) $   (3,067) $   (2,260) $   (6,300)
                                               ==========  ==========  ==========  ==========

Basic net income (loss) per share:
    As reported.............................. $     0.02  $    (0.07) $    (0.03) $    (0.14)
    Pro forma................................ $       --  $    (0.10) $    (0.08) $    (0.21)

Diluted net income (loss) per share:
    As reported.............................. $     0.02  $    (0.07) $    (0.03) $    (0.14)
    Pro forma................................ $       --  $    (0.10) $    (0.08) $    (0.21)

3. SALE OF CENTILE EUROPE S.A.

On July 1, 2003, Centile, Inc. sold its European subsidiary, Centile Europe SA (Centile Europe), to Sunleigh Investments Ltd., now Eurotel SAS (Eurotel), for a purchase price of 1,100,000 Euros or approximately $1,250,000. Eurotel acquired substantially all the assets and liabilities of the business, and the Company was obligated to pay certain liabilities incurred by Centile Europe prior to the closing date, which were not material. In addition, Eurotel received a non-exclusive license to Centile's IPBX technology, and also received exclusivity for the European market for one year subsequent to the closing date. Correspondingly, Eurotel agreed that Centile, Inc. would have exclusivity for the North American market for the same period. Under the acquisition agreement, Eurotel was obligated to pay the purchase price, net of amounts withheld for pre-closing obligations, in installments through December 31, 2003. The Company and Eurotel are currently engaged in a dispute over certain adjustments that Eurotel has made to the purchase price, but neither party has commenced arbitration or litigation proceedings. The Company recognized a gain on this transaction of $790,000 during the quarter ended September 30, 2003. In October 2003 the Company collected $460,000, which has been reflected in the gain computation, and will recognize any additional payments if and when collected. The additional $330,000 recognized was due to net liabilities assumed by Eurotel as part of the Centile Europe acquisition.

Revenues attributable to the operations of Centile Europe approximated $20,000 for the quarter ended June 30, 2003, and $446,000 for the year ended March 31, 2003. Operating losses attributable to the operations of Centile Europe approximated $400,000 for the quarter ended June 30, 2003, and $1.4 million for the year ended March 31, 2003. The Company continues to operate the Centile, Inc. business in the United States.

4. PRIVATE PLACEMENT

In July 2003, the Company completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received warrants with terms of five years to purchase 2,260,000 shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that shares of the Company's common stock are issued in connection with financing activities.

5. SHORT-TERM INVESTMENTS

The Company's short-term investments primarily comprise publicly traded corporate equity securities. All short-term investments are held in the Company's name and are custodied with major financial institutions. The specific identification method is used to compute the gains and losses on equity securities. At September 30, 2003, all of the Company's short-term investments were classified as trading securities. Unrealized gains and losses on these investments are included in Other Income, net, in the condensed consolidated statements of operations.

In March 2002, 8x8's board of directors (the Board) authorized the Company to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by our Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers have made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds have always been held in investment accounts in the Company's name and all benefits belong to 8x8. The Company invests in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts are not used to trade in the Company's own stock. As part of the arrangement, the Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement between 8x8 and Mr. Parkinson. Under the arrangement, the Company is required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of September 30, 2003, 8x8 had made replenishment payments to Mr. Parkinson of approximately $126,000 and had a payable of approximately $9,800 to Mr. Parkinson , which was paid in October 2003. After the Company made the $9,800 payment in October, all of the replenishment payments made by Mr. Parkinson during fiscal 2003 had been returned to him .

6. BALANCE SHEET DETAIL

                                               September 30   March 31,
                                                   2003        2003
                                               ----------  ----------
Inventory (in thousands):
   Raw materials and work-in-process ........ $      177  $      147
   Finished goods ...........................         21         205
                                               ----------  ----------
                                              $      198  $      352
                                               ==========  ==========

7. CONVERTIBLE SUBORDINATED DEBENTURES

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

Under the terms of a registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it does not comply with the Maintenance Requirements through December 2003, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The Company was in compliance with the Maintenance Requirements at September 30, 2003 and classified the shares as contingently redeemable common stock due to the redemption rights described above. If the Company falls out of compliance, the potential redemption value of the remaining shares held by the lenders approximates $150,000 based on the market price of the Company's common stock at September 30, 2003. The Company will not mark the contingently redeemable common stock to the higher of $0.898 per share or market unless it becomes probable that the Company will not be able to comply with the Maintenance Requirements.

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Net income (loss) per share was as follows (in thousands):

                                                 Three Months Ended       Six Months Ended
                                                   September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
Numerator:
Net income (loss)............................ $      747  $   (1,959) $     (753) $   (4,084)

Denominator:
Common Shares                                     30,069      28,387      30,054      28,316
                                               ----------  ----------  ----------  ----------
Denominator for basic calculation                 30,069      28,387      30,054      28,316
Employee stock options                               404          --          --          --
Warrants                                             740          --          --          --
                                               ----------  ----------  ----------  ----------
Denominator for Diluted Calculation               31,213      28,387      30,054      28,316
                                               ==========  ==========  ==========  ==========

Net income (loss) per share:
    Basic.................................... $     0.02  $    (0.07) $    (0.03) $    (0.14)
    Diluted.................................. $     0.02  $    (0.07) $    (0.03) $    (0.14)

Due to net losses incurred for the six month period ended September 30, 2003 and three and six month periods ended September 30, 2002, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net income (loss) per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                 Three Months Ended       Six Months Ended
                                                   September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
Common stock options ........................      6,634       9,789       7,889       9,789
Warrants.....................................         --         701       3,390         701
                                               ----------  ----------  ----------  ----------
                                                   6,634      10,490      11,279      10,490
                                               ==========  ==========  ==========  ==========

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 2003 and 2002 approximated net income (loss) for those periods. Comprehensive income (loss) for the six month periods ended June 30, 2003 and 2002, was as follows (in thousands):

                                                  Six Months Ended
                                                  September 30,
                                               ----------------------
                                                  2003        2002
                                               ----------  ----------
Net income (loss), as reported............... $     (753) $   (4,084)
Cumulative translation adjustment............         --           7
                                               ----------  ----------
Comprehensive income (loss).................. $     (753) $   (4,077)
                                               ==========  ==========

10. SEGMENT REPORTING

The Company has three reportable segments: Packet8, Netergy, and Centile . Inter-segment revenues between the reportable segments were not significant during the periods presented. Shared support service functions such as human resources, facilities management, and other infrastructure support and overhead costs are allocated between the segments. Accounting policies are applied consistently to the segments, where applicable. The Company's reportable segments have been determined based on the nature of the operations and products offered to customers:

  The Packet8 segment represents the business activities of the parent entity, 8x8, Inc. The results for the Packet8 segment principally reflect activities related to the Packet8 IP voice and video communications service, sale of videophones, unallocated corporate overhead expenses, and revenues and certain costs associated with discontinued product lines.

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

The following table illustrates results by segment (in thousands):

                                                 Three Months Ended      Six Months Ended
                                                  September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
Revenues
Netergy...................................... $    2,158  $    2,044       3,565  $    5,098
Centile .....................................         54         325         213         476
Packet8 .....................................        214          73         271         136
                                               ----------  ----------  ----------  ----------
   Total revenues ........................... $    2,426  $    2,442       4,049  $    5,710
                                               ==========  ==========  ==========  ==========

Gross profit (loss)
Netergy...................................... $    1,833  $    1,140       2,572  $    3,424
Centile .....................................         38         285         166         369
Packet8 .....................................        (97)         35         (95)         74
                                               ----------  ----------  ----------  ----------
   Total gross profit ....................... $    1,774  $    1,460       2,643  $    3,867
                                               ==========  ==========  ==========  ==========

Operating income (loss)
Netergy...................................... $    1,289  $   (1,127)      1,393  $   (1,662)
Centile .....................................       (326)       (508)       (863)     (1,276)
Packet8 .....................................     (1,074)       (835)     (2,082)     (1,700)
                                               ----------  ----------  ----------  ----------
  Total operating loss ...................... $     (111) $   (2,470)     (1,552) $   (4,638)
                                               ==========  ==========  ==========  ==========

Net income (loss)
Netergy...................................... $    1,292  $   (1,119)      1,404  $   (1,569)
Centile .....................................        463        (513)       (135)     (1,346)
Packet8 .....................................     (1,008)       (327)     (2,022)     (1,169)
                                               ----------  ----------  ----------  ----------
  Total net income (loss) ................... $      747  $   (1,959)       (753) $   (4,084)
                                               ==========  ==========  ==========  ==========

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

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the quarter ended September 30, 2003 were not material.

Leases

At September 30, 2003, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2004............................ $      158
   2005......................................        213
   2006......................................          2
                                               ----------
Total minimum payments....................... $      373
                                               ==========

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31,2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

Our first product line includes consumer telephones, videophones, and communication software and services that work over broadband networks. 8x8 sells internet protocol telephony software and services that enable customers to provision and use voice and video communication services with IP telephones and videophones. The service is marketed under the brand name Packet8. 8x8 also sells videophones that work over normal phone lines.

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

On a going-forward basis, we will be devoting more of our resources to the promotion of our Packet8 voice and video communications service than to our Netergy semiconductor business and our Centile iPBX business. The Netergy semiconductor business has not provided sufficient revenues to operate profitably, and we have completed the end-of-life of our videoconferencing semiconductor products during the quarter ended June 30, 2003. During the first and second quarters of fiscal 2004, we also entered into agreements that will further reduce the VoIP operations of Netergy through the proposed license by Netergy and sale of certain assets relating to its VIP-1 semiconductor development effort to a customer and Netergy's non-exclusive license of its VoIP semiconductor and software technology to another customer. In addition, in July 2003, Centile sold its European subsidiary, Centile Europe S.A. and licensed, on a non-exclusive basis, its iPBX technology to the purchaser. During fiscal 2003 and 2002, Netergy's revenues represented approximately 88% and 91%, respectively, of consolidated revenues, and Centile's revenues represented approximately 8% and 2%, respectively, of consolidated revenues. Netergy and Centile are continuing operations and will continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as percentage of consolidated revenues.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and six month periods ended September 30, 2003 and 2002, respectively, expressed as a percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues.

                                                  Three Months Ended    Six Months Ended
                                                   September 30,         September 30,
                                                --------------------  --------------------
                                                     2003      2002        2003      2002
                                                ---------  ---------  ---------  ---------

Product revenues .............................        31%       53%       40%       47%
License and other revenues ...................        69%       47%       60%       53%
                                                ---------  ---------  ---------  ---------
   Total revenues ............................       100%      100%      100%      100%
                                                ---------  ---------  ---------  ---------

Cost of product revenues .....................        73%       54%       56%       49%
Cost of license and other revenues ...........         6%       25%       20%       18%
                                                ---------  ---------  ---------  ---------
   Total cost of revenues ....................        27%       40%       35%       32%
                                                ---------  ---------  ---------  ---------
Gross profit .................................        73%       60%       65%       68%
                                                ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ...................        27%       85%       41%       78%
  Selling, general and administrative ........        51%       76%       62%       71%
                                                ---------  ---------  ---------  ---------
   Total operating expenses ..................        78%      161%      103%      149%
                                                ---------  ---------  ---------  ---------
Loss from operations .........................        (5)%     (101)%      (38)%      (81)%
Other income (expense), net ..................        35%       21%       20%       10%
                                                ---------  ---------  ---------  ---------
Net income (loss).............................        30%      (80)%      (18)%      (71)%
                                                =========  =========  =========  =========

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

Revenues

Product revenues were $750,000 in the second quarter of fiscal 2004, a decrease of approximately $550,000 from the $1.3 million reported in the second quarter of fiscal 2003. Product revenues were $1.6 million for the six months ended September 30, 2003, a decrease of approximately $1.1 million from the $2.7 million for the six months ended September 30, 2002. The decreases in the three and six month periods ended September 30, 2003 as compared to the corresponding periods in the prior year was due primarily to a decline in sales of our videoconferencing semiconductors due to the end of life of those products and completion of final shipments of such products in the quarter ended June 30, 2003. We also experienced decreases in average selling prices (ASPs) and unit shipments of our IP telephony semiconductors.

Due to reduced demand and difficulties in ensuring supply, in July 2002, we announced the end of life of our existing videoconferencing semiconductor products, including VCP, VCPex, and LVP, that have historically generated substantially all of our videoconferencing semiconductor product revenues. We fulfilled all anticipated last time buy orders from customers for the aforementioned products, and product shipments were completed during the quarter ended June 30, 2003. Total videoconferencing semiconductor product revenues were zero and $520,000 for the three month and six month periods ended September 30, 2003, respectively, and $400,000 and $1.1 million for the three and six month periods ended September 30, 2002, respectively.

License and other revenues were $1.7 million in the second quarter of fiscal 2004, an increase of $600,000 as compared to $1.1 million for the second quarter of fiscal 2003. License and other revenues, the majority of which are considered to be non-recurring in nature, consist primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses, and revenue derived under contracts to perform development services. The increase of approximately $600,000 quarter over quarter was due to the following:

  A $1.4 million increase in license revenues related to Netergy's IP telephony technology, primarily attributable to a July 2003 license of the Audacity T2 and T2U semiconductor products and Veracity software to a single customer; and

  A $160,000 increase in revenues attributable to 8x8's Packet8 service.

This increase was offset by:

  A $429,000 decrease in license revenues associated with the sale of our video monitoring business in June 2000; all revenues associated with that transaction were recognized as of May 31, 2003;

  A decrease of approximately $285,000 in revenues recognized by Netergy under a contract to develop our next-generation video compression semiconductor product that is accounted for using the percentage of completion method. No revenues were recognized under this contract during the first quarter of fiscal 2004. Profit estimates on this contract are revised periodically based on changes in facts; any loss would be recognized immediately. We have recognized $140,000 of cumulative losses to date, and changes in our cost estimates could require us to recognize additional losses in future periods as the revenues under this contract are fixed. In connection with efforts to improve its liquidity, in June 2003 Netergy entered into an agreement whereby it would sell certain assets and license/sell certain technology related to its next-generation video compression semiconductor product for cash. The closing of this transaction is subject to certain conditions beyond the Company's control and there can be no assurance that the transaction will close; and

  A decrease of $230,000 in license and maintenance revenues associated with Centile's hosted iPBX product.

License and other revenues were $2. 4 million for the six months ended September 30, 2003, a decrease of $600,000 from the $3 million reported for the six months ended September 30, 2002, primarily due to the $429,000 reduction in revenues associated with the June 2000 sale of our video monitoring business.

Three customers represented more than 10% of our total revenues for the quarter ended September 30, 2003. These customers represented 55%, 11% and 11% of our total revenues, respectively. During the same period in the prior year four customers represented greater than 10% of our total revenues. Those percentages were 18%, 13%, 12% and 12%, respectively. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                 Three Months Ended        Six Months Ended
                                                    September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
   United States.............................         12%         32%         22%         41%
   Europe....................................         74%         30%         59%         33%
   Asia Pacific..............................         14%         38%         19%         26%
                                               ----------  ----------  ----------  ----------
                                                     100%        100%        100%        100%
                                               ==========  ==========  ==========  ==========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with network operations, systems, components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third- party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues decreased to approximately $200,000 for the second quarter of fiscal 2004 from approximately $600,000 for the quarter ended September 30, 2002, and product gross margins decreased from 46% in the second quarter of fiscal 2003 to 27% in the second quarter of fiscal 2004. The decrease in product gross profit is primarily due to a decrease in units and product mix, as fiscal 2004 includes significantly less high margin video semiconductor sales. In addition, the decrease reflects the cost of DTA 310 media hubs shipped to Packet8 subscribers below cost as part of the initial sign-on program. In addition, the Company released approximately $72,000 of inventory reserves related to its VoIP semiconductor product and Centile systems products, as the Company sold this product during the second quarter of fiscal 2004. This reserve release was offset by an increase in 8x8 videophone reserves of approximately $67,000 during the second quarter of fiscal 2004.

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

Gross profit from license and other revenues, which were largely nonrecurring, was approximately $1.6 million and $900,000 in the second quarters of fiscal 2004 and 2003, respectively. Associated gross margins were 94% and 75% in the second quarters of fiscal 2004 and fiscal 2003, respectively. The increase in gross margin from fiscal 2003 to fiscal 2004 was due primarily to a reduction in costs incurred to perform development services under revenue generating contracts that were included in the Cost of License and Other Revenues line item in the condensed consolidated statements of operations. Gross margins associated with license and other revenues may be adversely impacted in the future if revenues derived from our existing contract to perform non- recurring engineering services associated with the development of our next- generation video compression semiconductor product increase as a percentage of total license and other revenues or if a change in our cost estimates requires us to recognize additional losses on this contract, as the revenues under this contract are fixed. We recognized cumulative losses on this contract through June 30, 2003 of approximately $140,000. As discussed elsewhere in this report, Netergy has entered into an agreement with the customer for this contract whereby it would sell certain assets and license/sell certain technology related to its next-generation video compression semiconductor product. Upon closing of such a transaction, the contract would terminate.

Gross profit from license and other revenues decreased to $1.9 million for the first six months of fiscal 2004 from $2.5 million for the first six months of fiscal 2003, a decrease of approximately $600,000. Gross margins were 80% and 82% for the first six months of fiscal 2004 and 2003, respectively. The decrease in gross profit and gross margin was primarily attributable to a decrease in royalty revenues received that was related to the final $750,000 payment received from a single customer of our MPEG video compression technology in the first quarter of fiscal 2002.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by approximately $1.4 million in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, and decreased by approximately $2.8 million for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. The significant decrease in research and development expenses for the three and six month periods ended September 30, 2003 as compared to the comparable periods in the prior year was due to the following:

  The shift in engineering resources from research and development functions to revenue generating contracts; these costs were zero and $248,000 for the quarters ended September 30, 2003 and 2002, respectively, and $360,000 and $480,000 for the six months ended September 30, 2003 and 2002, respectively, and were included in cost of license and other revenue;

  Lower compensation costs due to a reduction in research and development personnel as compared to the comparable prior year periods;

  The closure of Netergy's office in the United Kingdom in the fourth quarter of fiscal 2003;

  The sale of Centile Europe SA on July 1, 2003;

  Lower depreciation expense due to the end of decpreciable life of assets; and

  Our overall efforts to reduce discretionary operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $623,000 in the second quarter of fiscal 2004 as compared to the same period in the prior year, and decreased by approximately $1.5 million for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. The decrease in selling, general and administrative expenses for the first quarter of fiscal 2004 was primarily attributable to:

  Lower compensation costs due to a reduction in sales, marketing and administrative personnel; and

  Lower financial reporting, legal, public relations, consulting, and recruiting expenditures resulting from our efforts to reduce discretionary operating costs.

The significant cost reductions were slightly offset by an increase in various sales and marketing expenses associated with our Packet8 voice and video communications service that was launched in November 2002.

Other Income, Net

Other income, net was $858,000 and $511,000 for the three month periods ended September 30, 2003 and 2002, respectively. The $347,000 increase in other income was primarily due to the recognition of a $790,000 gain on the sale of Centile Europe and a $23,000 unrealized gain on trading securities. These increases were offset by a $496,000 decrease in other income attributable to our former Canadian operations, primarily related to the collection of refundable tax credits in fiscal 2003, and decreases in interest income due to our lower average cash balances.

For the six month periods ended September 30, 2003 and 2002, other income, net was $799,000 and $554,000, respectively. The increase of $245,000 was primarily attributable to the reasons discussed above, offset by an increase in foreign exchange losses related to our international subsidiaries.

Provision for Income Taxes

There were no tax provisions recorded during the three and six month periods ended September 30, 2003 and 2002, due to year to date net losses incurred. In addition, no tax benefit has been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses, and thus a full valuation reserve has been recorded against our deferred tax assets.

Related Party Transactions

During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV at a purchase price of $7.50 per share and received net proceeds of $27.7 million. In June 2002, STMicroelectronics NV and subsidiaries (STM), an affiliate of the Company, acquired Alcatel Microelectronics NV (AME). AME, now a wholly owned subsidiary of STM, was a customer of Netergy and supplier of semiconductors. The Company now purchases semiconductors from STM. During the first six months of fiscal 2004, we purchased semiconductors from a subsidiary of STM, and such purchases approximated $39,000. In addition, during fiscal 2003 we contracted with a subsidiary of STM for non-recurring engineering services related to the development of our new semiconductor product. As of September 30, 2003, we had recorded liabilities to STM of approximately $88,000 for semiconductor purchase commitments.

In March 2002, the Board authorized us to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by our Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations. Since the formation of these accounts in 2002, neither our chief executive officer nor chief financial officers have made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds have always been held in investment accounts in our name and all benefits belong to us. We invest in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts are not used to trade in our own stock. As part of the arrangement, our Board has expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. The Company or Mr. Parkinson can terminate this arrangement at any time, subject to the terms of an agreement between 8x8 and Mr. Parkinson. Under the arrangement, we are required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of September 30, 2003we had made replenishment payments to Mr. Parkinson of approximately $126,000 and we had a payable of approximately $9,800 to Mr. Parkinson, which was paid in October 2003. After we made the $9,800 payment in October, all of the replenishment payments made by Mr. Parkinson during fiscal 2003 had been returned to him.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31,2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents and short-term investments approximating $3.4 million, representing a decrease of approximately $200,000 from March 31, 2003, the end of our last fiscal year. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $1.2 million for the first six months of fiscal 2004 was primarily attributable to the net loss of $753,000, adjusted for the $790,000 gain on the sale of Centile Europe and $469,000 of depreciation and amortization, and net cash used in changes in operating assets and liabilities of $55,000. Cash used in operations of approximately $4 million for the first six months of fiscal 2003 was primarily attributable to the net loss of $ 4.1 million, adjusted for $ 959,000 of depreciation and amortization and net cash used in changes in operating assets and liabilities of $ 949,000. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above. Cash used in investing activities in the six months ended September 30, 2003 was primarily attributable to net purchases of marketable equity securities and mutual funds of $802,000 and purchases of fixed assets of $13,000, offset by $20,000 of proceeds from the sale of fixed assets. Cash used in investing activities for the six months ended September 30, 2002 was attributable to net purchases of marketable equity securities of $77,000 and capital expenditures of $84,000, partially offset by proceeds from the sale of equipment of $31,000.

Cash provided by financing activities during the first six months of fiscal 2003 consisted primarily of $978,000 of proceeds resulting from the sale of common stock in a private placement transaction and to employees through our employee stock option and stock purchase plans. Cash provided by financing activities during the first six months of fiscal 2002 consisted primarily of $204,000 of proceeds resulting from the sale of common stock through our employee stock option and stock purchase plans.

As of September 30, 2003, our principal commitments consisted of obligations outstanding under noncancelable operating leases. At September 30, 2003, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2004............................ $      158
   2005......................................        213
   2006......................................          2
                                               ----------
Total minimum payments....................... $      373
                                               ==========

As noted previously, we redeemed our convertible subordinated debentures in December 2001. The consideration included the issuance of 1,000,000 shares of our common stock to the lenders. We have committed to maintaining the effectiveness of the registration statement filed with the Securities and Exchange Commission covering the resale of these shares. Should we fail to maintain the effectiveness of the registration statement, we may be required to pay cash penalties and redeem all or a portion of the shares at the higher of $0.898 or the market price of our common stock at the time of the redemption which could have a material adverse effect on our cash flows and results of operations. The Company was in compliance with the maintenance requirements at September 30, 2003 and classified the shares as contingently redeemable common stock in the condensed consolidated balance sheet due to the redemption rights described above. If the Company falls out of compliance, the potential redemption value of the remaining shares held by the lenders approximates $150,000 based on the market price of the Company's common stock at September 30, 2003.

In July 2003, we completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received warrants with terms of five years to purchase 2,260,000 shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from us, in proportion to their ownership percentage, to the extent that shares of our common stock are issued in connection with financing activities. Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, are not sufficient to satisfy our expected working capital and capital expenditure requirements for the next twelve months. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we plan to seek additional financing and evaluate financing alternatives during the next twelve months in order to meet our cash requirements for fiscal years 2004 and 2005. We may also seek to explore business opportunities, including acquiring or investing in complementary businesses or products that will require additional capital from equity or debt sources. Additionally, the development and marketing of new products could require a significant commitment of resources, which could in turn require us to obtain additional financing earlier than otherwise expected. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and suspension of salary increases and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our semiconductor foundry and assembly vendors and our system product vendors are denominated in U.S. dollars. We have foreign subsidiaries and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

We invest the majority of our surplus cash and cash equivalents in money market funds that bear variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments. However, given the currently low yields on such money market funds and other low-risk governmental and corporate debt securities, in March 2002 our Board of Directors authorized us to open securities trading accounts and make investments in other classes of securities that may generate higher returns. The amount allocated for such investments was $1.0 million to be invested on behalf of 8x8, Inc. at the direction of the Company's Chairman, Joe Parkinson, the Chief Executive Officer, or the Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board has been assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so, it could have a material impact on our cash flows and results of operations. Since the formation of these accounts in 2002, neither our Chief Executive Officer nor Chief Financial Officers have made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds have always been held in investment accounts in our name and all benefits belong to us. We invest in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts are not used to trade in our own stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We will need to raise additional capital to support our operations, and failure to do so in a timely manner may cause us to implement additional cost reduction strategies

As of September 30, 2003, we had approximately $3.4 million in cash and cash equivalents and short-term investments. The possibility that we will not be able to meet our obligations as and when they become due over the next twelve months raises substantial doubt about our ability to continue as a going concern. Accordingly, we have been pursuing, and will continue to pursue, the implementation of certain cost reduction strategies. Additionally, we are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for fiscal 2004. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including additional reductions of personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of certain of our business segments. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We have a history of losses and we are uncertain as to our future profitability

We recorded an operating loss of approximately $ 1.6 million for the six months ended September 30, 2003 and we ended the period with an accumulated deficit of $149 million. In addition, we recorded operating losses of $12 million, $10 million and $74.5 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the Nasdaq SmallCap Market

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

During the last year, we moved from the Nasdaq National Market to the Nasdaq SmallCap Market, and we were threatened with being delisted from Nasdaq altogether. In April 2002, we were notified by the Nasdaq staff that the bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days during the ninety calendar day period ending July 9, 2002 or we might be delisted. As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by July 9, 2002, we transferred to and began trading on the Nasdaq SmallCap Market on July 26, 2002. As a result of our transfer to the Nasdaq SmallCap Market, our delisting determination was extended an additional ninety days until October 7, 2002. Although our common stock did not achieve a closing bid price of $1.00 for at least ten consecutive trading days before October 7, 2002, we met the initial listing criteria for the Nasdaq SmallCap Market as of October 7, 2002. As a result, we remained eligible to be quoted on the Nasdaq SmallCap Market for an additional 180-calendar day grace period, which expired on April 7, 2003, subject to our compliance with the continued listing requirements during the extended grace period. On April 8, 2003, the Nasdaq staff notified us that we had been granted an additional ninety days, or until July 7, 2003 to regain compliance with the minimum bid price listing standard. On July 11, 2003, the Nasdaq staff notified us that we had not, by July 7, 2003, regained compliance with the minimum $1.00 closing bid price per share requirement, as set forth in Marketplace Rule 4310(c)(4), and that, accordingly, our securities would be subject to delisting from The Nasdaq SmallCap Market at the opening of business on July 22, 2003. Furthermore, we were notified by the Nasdaq Staff that we are not in compliance with Marketplace Rule 4310(c)(2)(B), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). In September 2003, we were notified by the Nasdaq staff that we had fully regained compliance with the Nasdaq SmallCap Market's continued listing requirements.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on October 8, 2003, our common stock had a closing bid price of $1.40 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of October 23, 2003, based on our closing price as of that day, the market value of our securities approximated $45,000,000 and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

The growth of our business and our future profitability depends on future IP telephony revenue

We believe that our business and future profitability will be dependent on widespread market acceptance of our IP telephony technology and products, specifically our Packet8 voice and video communications service.

On a going-forward basis, we will be devoting more of our resources to the promotion of our Packet8 service than to our Netergy Microelectronics, Inc. (Netergy) semiconductor business and our Centile iPBX business. Our Netergy semiconductor business has not provided sufficient revenues to profitably operate our business, and we have completed the end end-of of-life of our videoconferencing semiconductor products during the quarter ended June 30, 2003. During the first and second quarters of fiscal 2004, we also entered into agreements that will further reduce the VoIP operations of Netergy through the proposed license by Netergy and sale of certain assets by Netergy relating to its VIP-1 semiconductor development effort to a customer and Netergy's non- exclusive license of its VoIP semiconductor and software technology to another customer. During fiscal 2003 and 2002, Netergy's revenues represented approximately 88% and 91%, respectively, of consolidated revenues. In addition, in July 2003, Centile, Inc. (Centile) sold its European subsidiary, Centile Europe S.A. and licensed, on a non-exclusive basis, its IPBX technology to the purchaser. During fiscal 2003 and 2002, Netergy's revenues represented approximately 88% and 91%, respectively, of consolidated revenues, and Centile's revenues represented approximately 8% and 2%, respectively, of consolidated revenues. Netergy and Centile are continuing operations and will continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as percentage of consolidated revenues.

We have only been selling our Packet8 service for a limited period and there is no guarantee that Packet8 will gain broad market acceptance

We have only been selling our Packet8 service since November 2002. Given our limited history with offering this product, there are many difficulties that we may encounter, including regulatory hurdles, discussed below, and other problems that we may not anticipate. To date, we have not generated significant revenue from the sale of our IP telephony products and services, including our Packet8 service, and there is no guarantee that we will be successful in generating significant revenues or achieving profitability. If we are not able to generate significant revenues selling into the IP telephony market, our business and operating results would be seriously harmed.

The success of our Packet8 service is dependent on the growth and public acceptance of IP telephony

The success of our Packet8 voice and video communications service is dependent upon future demand for IP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll- quality service can be provided. IP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

Our business has been adversely affected by the downturn in the telecommunications industry and these developments will continue to impact our revenues and operating results

Through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001, the telecommunications industry began a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and, in some cases, bankruptcies experienced by emerging service providers, as well as a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment and related software, which has had a resulting impact on demand for Netergy's IP telephony semiconductor and software products and for Centile's hosted iPBX solution. If our current or potential customers are forced to defer or further curtail their capital spending programs, sales of our hosted iPBX product and Packet8 service to telecommunication service providers and sales of our IP telephony semiconductors to manufacturers of telecommunication equipment may continue to be adversely affected, which would negatively impact our business, financial condition, and results of operations. In addition, many of the industries in which telecommunication service providers operate have experienced consolidation. The loss of one or more of our current or potential telecommunication service provider or telecommunication equipment OEM customers, through industry consolidation or otherwise, could reduce or eliminate our sales to such a customer and consequently harm our business, financial condition, and results of operations.

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

We depend on purchase orders from key customers and failure to receive significant purchase orders in the future would cause a decline in our operating results

Historically, a significant portion of our sales has been to relatively few customers, although the composition of these customers has varied. Revenues from our ten largest customers for the quarters ended September 30, 2003 and 2002, accounted for approximately 86% and 81%, respectively, of total revenues in each quarter. Revenues from our ten largest customers for the fiscal years ended March 31, 2003, 2002 and 2001, accounted for approximately 62%, 73% and 48%, respectively, of total revenues. Substantially all of our product sales have been made, and are expected to continue to be made, on a purchase order basis. None of our customers has entered into a long-term agreement requiring it to purchase our products. In the future, we will need to gain purchase orders for our products to earn additional revenue. Further, substantially all of our license and other revenues are nonrecurring.

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

The long and variable sales and deployment cycles for our IP telephony products may cause our revenue and operating results to vary

Our IP telephony software and semiconductor products, including our hosted iPBX, Packet8 service and our Audacity family of semiconductors, have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. We do not possess the capital infrastructure required to invest in extensive marketing or advertising campaigns that may be required in order to sell these products. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

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

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business

Many of the potential customers for our hosted iPBX product and Packet8 voice and video communications service have requested that our products and services be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition, and results of operations. Our Packet8 service depends on the availability of third party network service providers that provide telephone numbers and PSTN call termination and origination services for our customers. Many of these network service providers are financially affected by the downturn in the telecommunications industry and may be forced to terminate the services that we depend on. The time to interface our technology to another network service provider, if available, and qualify this new service could have a material adverse effect on our business, operating results, and financial condition.

We may have difficulty identifying the source of the problem when there is a problem in a network

Our hosted iPBX and Packet8 IP service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our hosted iPBX solution, Packet8 service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

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

In addition, our focus on developing a range of technology products, including semiconductors and related embedded software, hosted iPBX solutions, and the Packet8 service products, places a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as software or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. For example, certain competitors in the market for our semiconductor products maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. Many also have greater name recognition and a larger installed base of products than we have. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results, and financial condition.

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

Future legislation or regulation of the internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

Many regulatory actions are under way or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and other state regulatory agencies. There is risk that a regulatory agency requires us to conform to rules that are unsuitable for IP communications technologies, or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which Packet8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet. There is also risk that certain specific E911 requirements imposed by a regulatory agency may impede our ability to offer service in a manner that conforms to these requirements. While we are developing technologies that seek to provide access to emergency services in conjunction with our IP communications offerings, the existing requirements, which are tethered to and dependent upon the legacy PSTN network, neither work in an IP environment nor take advantage of the significantly enhanced capabilities of the IP network.

The effects of federal or state regulatory actions could have a material adverse effect on our business, financial condition and operating results.

Increasing interest by U.S. states in the regulation of voice over IP services could result in laws or regulatory actions that harm our business

Several states have recently shown an interest in regulating the voice over IP, or VoIP, services, as they do for providers of traditional telephone service. If this trend continues, and if state regulation is not preempted by action by the U.S. federal government, our business, operating results and future prospects will be adversely affected.

On September 11, 2003, we received a letter from the "Public Service Commission of Wisconsin (the "WPSC")" notifying us that the WPSC believes that we, via our Packet8 voice and video communications service, are offering intrastate telecommunications services in the state of Wisconsin without certification of the WPSC. According to the WPSC's letter, it believes that we cannot legally provide Packet8-based resold intrastate services in Wisconsin without certification of the WPSC. In addition, the Commission believes that Packet8 bills for intrastate services to Wisconsin customers are void and not collectible. The letter also states that if we do not obtain certification to offer intrastate telecommunications services, the matter will be referred to the State of Wisconsin Attorney General for enforcement action. The letter also states that even if the Company were certified by the WPSC, the previous operation without certification may still subject the Company to referral to the State of Wisconsin Attorney General for enforcement action and possible forfeitures. We consulted with counsel and have responded to the WPSC and disputed their assertions. While we do not believe that the potential amounts of any forfeitures would be material to us, if we are subject to an enforcement action, we may become subject to liabilities and may incur expenses that adversely effect our results of operations.

On September 17, 2003, we were contacted by the Ohio Public Utilities Commission ("OPUC") and asked to respond to a questionnaire on Voice over IP technologies that the OPUC is conducting. We responded to this questionnaire on October 20, 2003.

On September 22, 2003, we also received a letter from the California Public Utilities Commission ("CPUC"). The correspondence alleges that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. The letter does not mention any penalties or consequences related to the CPUC's position that we should be certified in California. We consulted with counsel and have responded to the CPUC and disputed their assertions and did not file the requested application.

Potential regulation of internet service providers could adversely affect our operations

To date, the FCC has treated internet service providers as data service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of internet service providers and the services they provide. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our business, financial condition and operating results.

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

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services

A fundamental requirement for operating an internet-based, worldwide voice and video communications service and electronically billing our Packet8 customers is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled. We rely on third party providers to process and guarantee payments made by Packet8 subscribers up to certain limits, and we may be unable to prevent our users from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our Packet8 transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our Packet8 services in a timely or scalable fashion.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide IP voice and video services

While we do not know of any technologies that are patented by others that we believe are necessary for us to provide our services, certain necessary technology may in fact be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that certain technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patents, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline

For the first three and six months of fiscal 2004, sales to customers outside of the United States represented 89% and 78%, respectively, of our total sales. Sales to customers outside of the United States during the years ended March 31, 2003, 2002 and 2001 were 62%, 61% and 69%, respectively, of total revenues. The following table illustrates our net revenues by geographic area expressed as a percentage of total revenues for the corresponding period. Revenues are attributed to countries based on the destination of shipment:

                                                 Three Months Ended      Six Months Ended
                                                  September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
   United States.............................         12%         32%         22%         41%
   Europe....................................         74%         30%         59%         33%
   Asia Pacific..............................         14%         38%         19%         26%
                                               ----------  ----------  ----------  ----------
                                                     100%        100%        100%        100%
                                               ==========  ==========  ==========  ==========

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2003 Annual Meeting of Stockholders was held on August 12, 2003 at the Company's principal executive offices in Santa Clara, California. At the meeting, shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 72% of eligible votes associated with outstanding votable securities.

The voting results by proposal were as follows:

PROPOSAL 1. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for director were elected:

Name of Nominee	Votes Cast For	Votes Withheld
Dr. Bernd Girod	20,044,114	505,427
Guy Hecker	20,044,114	505,427
Christos Lagomichos	20,038,604	510,937
Bryan R. Martin	20,029,779	519,762
Joe Parkinson	20,023,557	525,984

PROPOSAL 2. The ratification and appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending March 31, 2004 was approved by the stockholders with 20,386,489 voting in favor, 103,541 voting against and 59,511 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.25 Agreement between Centile, Inc. and Sunleigh Investments Ltd. relating to the sale of Centile Europe SA.

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On July 28, 2003, the Company furnished a Form 8-K regarding the Company's financial results for the quarter ended June 30, 2003.

On July 31, 2003, the Company filed a Form 8-K regarding the consummation of the Company's private placement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2003

8X8, INC.
(Registrant)
By: /s/ James Sullivan /
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)