Form 10-Q
period 2003-12-31
8X8 INC /DE/
filed 2004-01-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      The number of shares of the Registrant's Common Stock outstanding as of January 20, 2004 was 37,813,382.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     December 31,     March 31,
                                                         2003          2003
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     13,188  $      3,371
  Short-term investments...........................           --           208
  Accounts receivable, net ........................          607         1,290
  Inventory .......................................          231           352
  Other current assets ............................          564           595
                                                     ------------  ------------
    Total current assets ..........................       14,590         5,816
Property and equipment, net .......................          172           841
Intangibles and other assets ......................          113            48
                                                     ------------  ------------
                                                    $     14,875  $      6,705
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        790  $        652
  Accrued compensation ............................          500           847
  Accrued warranty ................................          473           477
  Deferred revenue ................................          505           545
  Other accrued liabilities .......................          546         1,125
  Income taxes payable ............................          221           226
                                                     ------------  ------------
    Total current liabilities .....................        3,035         3,872
                                                     ------------  ------------
Commitments and contingencies (Notes 7 and 11)
Contingently redeemable common stock...............           --           669

Stockholders' equity:
  Common stock ....................................           59            28
  Additional paid-in capital ......................      161,971       150,827
  Deferred compensation ...........................           (5)          (12)
  Accumulated deficit .............................     (150,185)     (148,679)
                                                     ------------  ------------
    Total stockholders' equity ....................       11,840         2,164
                                                     ------------  ------------
                                                    $     14,875  $      6,705
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                       Three Months Ended    Nine Months Ended
                                                        December 31,          December 31,
                                                     --------------------  --------------------
                                                        2003       2002       2003       2002
                                                     ---------  ---------  ---------  ---------
Product revenues .................................. $     337  $   1,189  $   1,948  $   3,864
License and service revenues ......................     2,952      1,197      5,390      4,232
                                                     ---------  ---------  ---------  ---------
   Total revenues .................................     3,289      2,386      7,338      8,096
                                                     ---------  ---------  ---------  ---------

Cost of product revenues ..........................       413        407      1,320      1,714
Cost of license and service revenues (includes
 $1,164, $0, $1,164 and $0 of stock-based
 compensation expense).............................     1,444        348      1,943        884
                                                     ---------  ---------  ---------  ---------
   Total cost of revenues .........................     1,857        755      3,263      2,598
                                                     ---------  ---------  ---------  ---------
Gross profit ......................................     1,432      1,631      4,075      5,498
                                                     ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.........................       522      1,825      2,222      6,295
  Selling, general and administrative .............     1,672      2,023      4,167      6,058
  Restructuring and other charges..................        --      1,340         --      1,340
                                                     ---------  ---------  ---------  ---------
   Total operating expenses .......................     2,194      5,188      6,389     13,693
                                                     ---------  ---------  ---------  ---------
Loss from operations ..............................      (762)    (3,557)    (2,314)    (8,195)
Other income, net .................................         8         16        807        570
                                                     ---------  ---------  ---------  ---------
Net loss........................................... $    (754) $  (3,541) $  (1,507) $  (7,625)
                                                     =========  =========  =========  =========

Basic and diluted net loss per share............... $   (0.02) $   (0.12) $   (0.05) $   (0.27)
                                                     =========  =========  =========  =========

Shares used in basic and diluted share computation.    33,549     28,452     30,693     28,361
                                                     =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                      Nine Months Ended
                                                                        December 31,
                                                                   ----------------------
                                                                       2003        2002
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss ........................................................ $   (1,507) $   (7,625)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of business .................................       (790)         --
       Depreciation and amortization ............................        557       1,399
       Non-cash portion of restructuring and other charges ......         --         983
       Stock compensation .......................................      1,165           9
       Other ....................................................          1          95
       Changes in assets and liabilities, net of sale
         of Centile Europe S.A...................................        447        (957)
                                                                   ----------  ----------
      Net cash used in operating activities .....................       (127)     (6,096)
                                                                   ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ..........................        (64)       (130)
   Proceeds from sale of equipment ..............................         53          40
   Proceeds from sale of Centile Europe SA, net .................        398          --
   Short term investments -- trading activity, net...............        208        (178)
                                                                   ----------  ----------
      Net cash provided by (used in) investing activities .......        595        (268)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs.      9,349          89
                                                                   ----------  ----------
       Net cash provided by financing activities ................      9,349          89
                                                                   ----------  ----------
Net decrease in cash and cash equivalents .......................      9,817      (6,275)
Cash and cash equivalents at the beginning of the period ........      3,371      12,422
                                                                   ----------  ----------
Cash and cash equivalents at the end of the period .............. $   13,188  $    6,147
                                                                   ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market communication technology and services for internet protocol or, IP, telephony and video applications. The Company was incorporated in California in February 1987, and in December 1996 was reincorporated in Delaware. In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001. During the fiscal year ended March 31, 2001, 8x8 formed two subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile) and reorganized its operations more clearly along its three product lines. The Company's three product lines are:

  The Packet8 voice and video communications service (Packet8), which enables broadband internet users to add digital voice and video communications services to their high-speed internet connection. Packet8 enables anyone with high-speed Internet access to sign up for voice over internet protocol (VoIP) and video communications service at http://www.packet8.net. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and real-time online billing. In addition, 8x8 offers a videophone for use with the Packet8 service;

  VoIP semiconductors and related communication software that are used to make IP telephones and to voice-enable cable and digital subscriber line modems, wireless devices, and other broadband technologies, including the voice and videophone endpoints that are currently used by Packet8 and sold by the Company; and

  Hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that a user commonly expects to find in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet.

LIQUIDITY

During the quarter ended December 31, 2003, the Company completed an equity financing transaction (see Note 4), which resulted in net proceeds to the Company of approximately $7 million from the issuance of common stock and warrants. In addition, during the third quarter of fiscal 2004, the Company completed the sale and license of its next-generation video semiconductor development efforts and received the proceeds from the sale of Centile Europe, S.A (see Note 3). As of December 31, 2003, the Company had cash and cash equivalents of approximately $13.2 million.

Although the Company believes that its current cash and cash equivalents will satisfy its expected working capital and capital expenditure requirements through at least the next twelve months, its business may change in ways it does not currently anticipate, which could require the Company to raise additional funds to support its operations earlier than otherwise expected. In addition, the Company anticipates that it may require additional funds to support its business in fiscal 2006. The Company may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require it to further reduce its operating costs and other expenditures by making additional reductions in personnel and capital expenditures.

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

VoIP Communication Service Revenue Recognition

The Company defers revenue recognition of new subscriber revenue from Packet8 until it deems that the customer has accepted the service. New customers may terminate their service within thirty days of activation and receive a full refund of fees previously paid. As the Company has been providing its Packet8 service for approximately one year, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, in some cases the Company may defer new subscriber revenue for up to sixty days to ensure that the thirty day activation period has expired.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provision of our Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21 the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter, activation, and subscriber services. Revenues allocated to the desktop terminal adapter are recognized at the end of thirty days after activation, providing the customer does not cancel their Packet8 service. All other services are recognized when the applicable services are provided.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma disclosure of net loss and loss per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net loss and loss per share amounts would have been as follows (in thousands, except per share amounts):

                                                 Three Months Ended       Nine Months Ended
                                                     December 31,            December 31,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
Net loss, as reported........................ $     (754) $   (3,541) $   (1,507) $   (7,625)
Add: Stock-based compensation expense
     included in reported net income.........      1,161           3       1,165           9
Deduct: Total stock-based compensation
        determined pursuant to SFAS No.123...     (1,848)     (1,112)     (3,361)     (3,334)
                                               ----------  ----------  ----------  ----------
Pro forma net loss........................... $   (1,441) $   (4,650) $   (3,703) $  (10,950)
                                               ==========  ==========  ==========  ==========

Basic and diluted net loss per share:
    As reported.............................. $    (0.02) $    (0.12) $    (0.05) $    (0.27)
    Pro forma................................ $    (0.04) $    (0.14) $    (0.11) $    (0.33)

3. SALE OF CENTILE EUROPE S.A.

On July 1, 2003, Centile, Inc. sold its European subsidiary, Centile Europe SA (Centile Europe), to Sunleigh Investments Ltd., now Eurotel SAS (Eurotel), for a purchase price of 1,100,000 Euros or approximately $1,250,000. Eurotel acquired substantially all the assets and liabilities of the business, and the Company was obligated to pay certain liabilities incurred by Centile Europe prior to the closing date, which were not material. In addition, Eurotel received a non-exclusive license to Centile's IPBX technology, and also received exclusivity for the European market for one year subsequent to the closing date. Correspondingly, Eurotel agreed that Centile, Inc. would have exclusivity for the North American market for the same period. Under the acquisition agreement, Eurotel was obligated to pay the purchase price, net of amounts withheld for pre-closing obligations, in installments through December 31, 2003. The Company and Eurotel are currently engaged in a dispute over certain adjustments that Eurotel has made to the purchase price, but neither party has commenced arbitration or litigation proceedings. The Company recognized a gain on this transaction of $790,000 during the quarter ended September 30, 2003. In October 2003, the Company collected $460,000, which was reflected in the gain computation. The additional $330,000 recognized was due to net liabilities assumed by Eurotel as part of the Centile Europe acquisition. The Company will recognize any additional payments by Eurotel if and when collected.

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

4. PRIVATE PLACEMENTS

In July 2003, the Company completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received fully vested warrants with terms of five years to purchase 2,260,000 shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that new shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee to its placement agent in the transaction. In December 2003, all of the non-insider investors exercised their warrants using cashless exercise provisions, and as of December 31, 2003 the preemptive rights had terminated.

In November 2003, the Company completed a private placement of 2,639,773 shares of common stock at $2.83 per share for aggregate net proceeds of approximately $7 million. The investors also received fully vested warrants with terms of five years to purchase 1,860,055 shares at $3.40 and 779,718 shares at $3.61. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee and issued warrants to purchase 131,989 shares of common stock at a price of $2.83 per share to its placement agent in the transaction. As of December 31, 2003, none of the warrants had been exercised.

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

In March 2002, 8x8's board of directors (the Board) authorized the Company to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by our Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson has agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. The Board was assured of Mr. Parkinson's ability to cover any such losses; however, should he be unable to do so it could have a material impact on our cash flows and results of operations. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds were always held in investment accounts in the Company's name and all benefits belong to 8x8. The Company invested in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts were not used to trade in the Company's own stock. As part of the arrangement, the Board expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. Under the arrangement, the Company was required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, the Company had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003 and the investment accounts had a balance of $1,028,000, which was classified as cash and cash equivalents.

In January 2004, the arrangement with Mr. Parkinson was terminated and the Company's securities trading accounts were closed.

6. BALANCE SHEET DETAIL

                                               December 31,   March 31,
                                                   2003        2003
                                               ----------  ----------
Inventory (in thousands):
   Raw materials and work-in-process ........ $       60  $      147
   Finished goods ...........................        171         205
                                               ----------  ----------
                                              $      231  $      352
                                               ==========  ==========

7. CONTINGENTLY REDEEMABLE COMMON STOCK

Issuance of Debentures

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

Under the terms of a registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it did not comply with the Maintenance Requirements through December 2003, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The shares held by the lenders were classified as contingently redeemable common stock due to the redemption rights described above. The Maintenance Requirements expired in December 2003, and the remaining shares previously classified as contingently redeemable common stock were reclassified to stockholders' equity.

8. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three and nine month periods ended December 31, 2003 and 2002, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                 Three Months Ended       Nine Months Ended
                                                     December 31,            December 31,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
Common stock options ........................      6,519       9,317       6,519       9,317
Warrants.....................................      2,937          --       2,937          --
                                               ----------  ----------  ----------  ----------
                                                   9,456       9,317       9,456       9,317
                                               ==========  ==========  ==========  ==========

9. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended December 31, 2003 and 2002, approximated net loss for those periods. Comprehensive loss for the nine month periods ended December 31, 2003 and 2002, was as follows (in thousands):

                                                  Nine Months Ended
                                                  December 31,
                                               ----------------------
                                                  2003        2002
                                               ----------  ----------
Net loss, as reported........................ $   (1,507) $   (7,625)
Cumulative translation adjustment............         --           7
                                               ----------  ----------
Comprehensive loss........................... $   (1,507) $   (7,618)
                                               ==========  ==========

10. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. In the fourth quarter of fiscal 2001, management began evaluating the Company's results based on three reportable segments: Packet8 (formerly known as Corporate and Other), Netergy, and Centile. During the third quarter of fiscal 2004, the Company changed its internal reporting processes and determined that it had only one reportable segment, and ceased preparing operational data on the former segment basis. The change in internal reporting processes is consistent with the change in business focus as the Company is primarily focusing its efforts on its Packet8 broadband communications service.

The following net revenues are presented by groupings of similar products (in thousands). The product lines described are consistent with the segments previously reported by the Company.

                                                 Three Months Ended      Nine Months Ended
                                                  December 31,            December 31,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------

Packet8 and videophones/equipment............ $      364  $       72         635  $      208
Semiconductors and related software..........      2,908       2,064       6,474       7,162
Hosted iPBX solutions........................         17         250         229         726
                                               ----------  ----------  ----------  ----------
   Total revenues ........................... $    3,289  $    2,386       7,338  $    8,096
                                               ==========  ==========  ==========  ==========

One customer represented approximately 70% of the Company's total revenues for the quarter ended December 31, 2003. For the quarter ended December 31, 2002, three customers represented greater than 10% of our total revenues. Those percentages were 19%, 17%, and 15%, respectively. For the nine months ended December 31, 2003, two customers represented 33% and 19% of total revenues. Two customers represented 16% and 11% of the Company's total revenues for the nine months ended December 31, 2002. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                 Three Months Ended      Nine Months Ended
                                                  December 31,            December 31,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
   United States.............................         17%         38%         20%         40%
   Europe....................................          5%         43%         13%         36%
   Asia Pacific..............................         78%         19%         67%         24%
                                               ----------  ----------  ----------  ----------
                                                     100%        100%        100%        100%
                                               ==========  ==========  ==========  ==========

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

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the quarter ended December 31, 2003 were not material.

Leases

At December 31, 2003, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2004............................ $       87
   2005......................................        217
   2006......................................          2
                                               ----------
Total minimum payments....................... $      306
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

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies. To date, the FCC has treated internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of internet service providers and the services they provide. The FCC is expected to initiate a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results.

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe that exposure to material amounts of fees or penalties exists, if we are subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect our results of operations.

The effect of potential future VoIP telephony laws and regulations on the Company's operations, including, but not limited to, Packet8, cannot be determined.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the EITF reached a consensus on Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." EITF Issue No. 03-05 provides guidance on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. It does not address the allocation of the overall arrangement fee to the software and the non-software elements of the arrangement. This issue does not address the determination of whether the software is more than incidental, but assumes that an arrangement includes software that is more than incidental to the products or services as a whole. The adoption of EITF 03-05 did not have a material impact on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors that could impact our gross margins; increases in Packet8 sales and marketing expenditures, the ownership level of STMicroelectronics NV, commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company or we) develop and market telecommunication technology and services for IP telephony and video applications. We have three product lines: i) Packet8 and internet protocol communication services, telephone devices, and videophones; ii) voice and video semiconductors and related software; and iii) hosted iPBX solutions.

Our first product line includes communication services and software, consumer telephones, and videophones that work over broadband networks. 8x8 sells internet protocol telephony software and services that enable customers to provision and use voice and video communication services with IP telephones and videophones. The service is marketed under the brand name Packet8. Packet8 enables anyone with high-speed Internet access to sign up for voice over internet protocol (VoIP) and video communications service at http://www.packet8.net. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and real-time online billing. In addition, 8x8 offers a videophone for use with the Packet8 service.

Our second product line includes voice and video semiconductors and related communication software that are sold and/or licensed to original equipment manufacturers, or OEMs, of telephones, terminal adapters, and other endpoint communication devices and to other semiconductor companies. These technologies are used to make IP telephones and to voice-enable cable and digital subscriber line, or DSL, modems, wireless devices, and other broadband technologies.

Our third product line represents hosted iPBX solutions that allow service providers to offer to small and medium-sized businesses over broadband networks the features and functions that are commonly found in a typical business phone system. A hosted iPBX solution is a software application that implements the functionality of a business phone system over the same data connection that a business uses for connection to the internet.

On a going-forward basis, we will be devoting more of our resources to the promotion, distribution and development of our Packet8 voice and video communications service than to our semiconductor business or our hosted iPBX solutions business. The semiconductor business has not provided sufficient revenues to operate profitably, and we completed the end-of-life of our videoconferencing semiconductor products during the quarter ended June 30, 2003. During the first nine months of fiscal 2004, we also completed transactions that will further reduce our VoIP semiconductor operations through the license and sale of certain assets relating to our VIP-1 semiconductor development effort to a customer and the non-exclusive license of our VoIP semiconductor and software technology to several other customers. In January 2004, we notified our customers that we were initiating an end of life program for our existing VoIP semiconductor products, including the Audacity T2 and T2U, due to declining demand and our inability to ensure the supply of semiconductors from our sole supplier of these products. We anticipate receiving last time buy orders from customers for the aforementioned products through March 31, 2004, with product shipments anticipated through September 30, 2004. Revenues derived from sales of our VoIP semiconductors were $1.2 million for the nine months ended December 31, 2003 and were $2 million for the fiscal year ended March 31, 2003. In addition, in July 2003, Centile sold its European subsidiary, Centile Europe SA and licensed, on a non-exclusive basis, its iPBX technology to the purchaser. During fiscal 2003 and 2002, Netergy's revenues represented approximately 88% and 91%, respectively, of consolidated revenues, and Centile's revenues represented approximately 8% and 2%, respectively, of consolidated revenues. Netergy and Centile are continuing operations and will continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as a percentage of consolidated revenues.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and nine month periods ended December 31, 2003 and 2002, respectively, expressed as a percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and service revenues is presented as a percentage of license and service revenues.

                                                       Three Months Ended    Nine Months Ended
                                                        December 31,          December 31,
                                                     --------------------  --------------------
                                                          2003      2002        2003      2002
                                                     ---------  ---------  ---------  ---------

Product revenues ..................................        10%       50%       27%       48%
License and service revenues ......................        90%       50%       73%       52%
                                                     ---------  ---------  ---------  ---------
   Total revenues .................................       100%      100%      100%      100%
                                                     ---------  ---------  ---------  ---------

Cost of product revenues ..........................        13%       17%       18%       21%
Cost of license and service revenues                       43%       15%       26%       11%
                                                     ---------  ---------  ---------  ---------
   Total cost of revenues .........................        56%       32%       44%       32%
                                                     ---------  ---------  ---------  ---------
Gross profit ......................................        44%       68%       56%       68%
                                                     ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.........................        16%       76%       31%       77%
  Selling, general and administrative .............        51%       85%       57%       75%
  Restructuring and other charges..................        -- %       56%       -- %       17%
                                                     ---------  ---------  ---------  ---------
   Total operating expenses .......................        67%      217%       88%      169%
                                                     ---------  ---------  ---------  ---------
Loss from operations ..............................       (23)%     (149)%      (32)%     (101)%
Other income, net .................................        -- %        1%       11%        7%
                                                     ---------  ---------  ---------  ---------
Net loss...........................................       (23)%     (148)%      (21)%      (94)%
                                                     =========  =========  =========  =========

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

Revenues

Product revenues were $337,000 in the third quarter of fiscal 2004, a decrease of approximately $900,000 from the $1.2 million reported in the third quarter of fiscal 2003. Product revenues were $1.9 million for the nine months ended December 31, 2003, a decrease of approximately $2 million from the $3.9 million for the nine months ended December 31, 2002. The decreases in the three and nine month periods ended December 31, 2003 as compared to the corresponding periods in the prior year was due primarily to a decline in sales of our videoconferencing semiconductors due to the end of life of those products and completion of final shipments of such products in the quarter ended June 30, 2003. Total videoconferencing semiconductor product revenues were zero and $900,000 for the three month periods ended December 31, 2003 and 2002, respectively, and $520,000 and $3.5 million for the nine month periods ended December 31, 2003 and 2002, respectively. The decrease in videoconferencing semiconductor revenue was partially offset by an increase in unit shipments of our IP telephony semiconductors, which offset decreases in average selling prices (ASPs).

License and service revenues were $3 million in the third quarter of fiscal 2004, an increase of $1.8 as compared to $1.2 million recorded for the third quarter of fiscal 2003. License and service revenues consist primarily of technology licenses and related maintenance and royalty revenues, revenue derived under contracts to perform development services, and revenues attributable to our Packet8 service. Except for our Packet8 service revenues, the majority of license and service revenues are considered to be non-recurring in nature. We expect that Packet8 service revenues will comprise the majority of license and service revenues on a going forward basis. The increase of $1.8 million quarter over quarter was primarily due to the following:

  A $2 million increase in revenues attributable to the license of certain technology and sale of certain assets and technology related to our next generation video compression semiconductor product and IP telephony technology to Leadtek Research, Inc. (Leadtek); our previous contract with Leadtek for the development of our next-generation video compression semiconductor product had been accounted for using the percentage of completion method. No revenues were recognized under this contract during the first and second quarters of fiscal 2004; and

  A $275,000 increase in revenues attributable to our Packet8 service.

These increases were offset by:

  A $429,000 decrease in license revenues associated with the sale of our video monitoring business in June 2000 that was being recognized over the terms of the license; all revenues associated with that transaction were recognized as of May 31, 2003; and

  A decrease of $150,000 in license and maintenance revenues associated with our hosted iPBX product.

License and service revenues were $5.4 million for the nine months ended December 31, 2003, an increase of $1.2 million from the $4.2 million reported for the nine months ended December 31, 2002. The increase of approximately $1.2 million for the first three quarters of fiscal 2004 as compared to the comparable period of fiscal 2003 was primarily due to the following:

  A $1.4 million increase in revenues in fiscal 2004 related to the license and sale of the technology related to our next generation video semiconductor product to Leadtek as compared to revenues recognized related to the development effort in fiscal 2003;

  A $1.4 million increase in revenues attributable to our IP semiconductor telephony technology, primarily attributable to a July 2003 license of the Audacity T2 and T2U semiconductor products and Veracity software to a single customer; and

  A $370,000 increase in revenues attributable to our Packet8 service.

These increases were offset by:

  A $1 million reduction in revenues associated with the June 2000 sale of our video monitoring business;

  A $750,000 decrease in royalties earned from a single customer under a license agreement for our MPEG video compression technology; the final royalty revenues under this license agreement were received in the first quarter of fiscal 2003; and

  A decrease of $300,000 in license and maintenance revenues associated with our hosted iPBX product.

One customer represented approximately 70% of our total revenues for the quarter ended December 31, 2003. During the same period in the prior year three customers represented greater than 10% of our total revenues. Those percentages were 19%, 17%, and 15%, respectively. For the nine months ended December 31, 2003, two customers represented 33% and 19% of total revenues. Two customers represented 16% and 11% of our total revenues for the nine months ended December 31, 2002. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                 Three Months Ended      Nine Months Ended
                                                    December 31,            December 31,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
   United States.............................         17%         38%         20%         40%
   Europe....................................          5%         43%         13%         36%
   Asia Pacific..............................         78%         19%         67%         24%
                                               ----------  ----------  ----------  ----------
                                                     100%        100%        100%        100%
                                               ==========  ==========  ==========  ==========

Cost of Revenues and Gross Profit

The cost of product revenues consists of costs associated with network operations, systems, components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors and direct and indirect costs associated with purchasing, scheduling and quality assurance. Gross profit from product revenues decreased by approximately $858,000, resulting in a loss on product sales of $76,000 for the third quarter of fiscal 2004 versus gross profit of $782,000 for the quarter ended December 31, 2002. Product gross margins decreased from 66% in the third quarter of fiscal 2003 to (123)% for the third quarter of fiscal 2004. The decrease in product gross profit and margin is primarily due to the costs of desktop terminal adapters (DTA 310) provided to Packet8 subscribers upon activation. We generally do not charge Packet8 subscribers for the DTA 310s when they subscribe. In accordance with EITF 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the DTA 310s. Gross profit from semiconductor sales decreased due to a decrease in total units shipped and product mix, as the third quarter of fiscal 2004 includes no high margin video semiconductor sales. The decrease in gross profit attributable to semiconductor sales for the third quarter of fiscal 2004 was partially offset by the release of approximately $38,000 of inventory reserves related to fully reserved VoIP semiconductor products that were sold. Gross profit from product revenues decreased to approximately $600,000 for the nine month period ended December 31, 2003 from $2.2 million for the corresponding period of the prior year primarily due to the reasons cited above. For the nine months ended December 31, 2003, we reversed $110,000 of inventory reserves related to semiconductor products sold, and recorded approximately $70,000 of reserves against our non-IP videophone product.

Gross profit from license and service revenues, which were largely nonrecurring, was approximately $1.5 million and $850,000 in the third quarters of fiscal 2004 and 2003, respectively. Associated gross margins were 51% and 71% in the third quarters of fiscal 2004 and fiscal 2003, respectively. The decrease in gross margin from fiscal 2003 to fiscal 2004 was due primarily to the sale and license of our next-generation video compression semiconductor technology and related Internet technology to Leadtek that was completed during the third quarter of fiscal 2004. This transaction, completed in November 2003, superseded our previous contract with Leadtek to perform non-recurring engineering services that had been accounted for using the percentage of completion method of accounting. In the third quarter of fiscal 2004, we recorded costs associated with this transaction of approximately $1.2 million, including a $1.1 million non-cash stock-based compensation charge related to terminated employees who joined Leadtek. In the third quarter of fiscal 2003, we had included $340,000 of revenues and $325,000 of costs related to the contract. The $1.2 million of expenses incurred in the third quarter of fiscal 2004 related to the transaction with Leadtek, were partially offset by the reversal of $140,000, that had originally been recorded for cumulative losses that had been recognized on the contract through June 30, 2003. Gross margins decreased for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 due primarily to a lower margin realized on the transaction with Leadtek in the third quarter of fiscal 2004 and lower margins experienced on Packet8 service revenues as compared to historical licensing transactions.

Gross profit from license and service revenues was $3.4 million for the first nine months of fiscal 2004 as compared to $3.3 million for the first nine months of fiscal 2003. Gross margins were 64% and 79% for the first nine months of fiscal 2004 and 2003, respectively. Gross margins decreased for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 due primarily to a lower margin realized on the transaction with Leadtek in the third quarter of fiscal 2004 and lower margins experienced on Packet8 service revenues as compared to historical licensing transactions.

The decrease in gross margin was primarily attributable to the large license and sale transaction with Leadtek closed during the third quarter of fiscal 2004 as described above. The decrease was also attributable to a decrease in royalty revenues that was related to the final $750,000 payment received from a single customer of our MPEG video compression technology in the first quarter of fiscal 2003. Gross margins decreased for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 due primarily to a lower margin realized on the transaction with Leadtek in the third quarter of fiscal 2004 and lower margins experienced on Packet8 service revenues as compared to historical licensing transactions.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by approximately $1.3 million in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003, and decreased by approximately $4.1 million for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. The significant decrease in research and development expenses for the three and nine month periods ended December 31, 2003 as compared to the comparable periods in the prior year was due to the following:

  Lower compensation costs due to a reduction in research and development personnel as compared to the comparable prior year periods;

  The shift in engineering resources from research and development functions to revenue generating contracts; these costs were zero and $325,000 for the quarters ended December 31, 2003 and 2002, respectively, and $360,000 and $800,000 for the nine months ended December 31, 2003 and 2002, respectively, and were included in cost of license and service revenue;

  The closure of our office in the United Kingdom in the fourth quarter of fiscal 2003;

  The sale of Centile Europe SA at the beginning of the second quarter of fiscal 2004;

  Lower depreciation expense due to the end of depreciable life of assets; and

  Our overall efforts to reduce discretionary operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses decreased by $351,000 in the third quarter of fiscal 2004 as compared to the same period in the prior year, and decreased by approximately $1.9 million for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002. The decrease in selling, general and administrative expenses for the three and nine month periods ended December 31, 2003 as compared to the comparable periods in the prior year was primarily attributable to:

  Lower compensation costs due to a reduction in sales, marketing and administrative employees;

  Lower depreciation and amortization expense due to the end of depreciable life of assets;

  Lower rent expense due to the renewal of our lease at a lower rental rate in June 2003; and

  Lower financial reporting, legal, and recruiting expenditures resulting from our efforts to reduce discretionary operating costs.

The significant cost reductions were partially offset by an increase in various sales and marketing expenses associated with our Packet8 voice and video communications service that was launched in November 2002. The Packet8 related costs included advertising, customer support, and reseller commission expenses. We expect that Packet8 sales and marketing related costs will continue to increase as we add personnel and incur additional expenses in our efforts to expand the Packet8 subscriber base.

Other Income, Net

Other income, net was $8,000 and $16,000 for the three month periods ended December 31, 2003 and 2002, respectively. The decrease for the third quarter of fiscal 2004 as compared to the prior year was primarily attributable to a decrease in interest income during the current quarter and losses on disposals of assets, partially offset by a reduction foreign exchange losses related to our international subsidiaries.

For the nine month periods ended December 31, 2003 and 2002, other income, net was $807,000 and $570,000, respectively. The $237,000 increase in other income was primarily due to the recognition of a $790,000 gain on the sale of Centile Europe in the second quarter of fiscal 2004. This increase was offset by a $496,000 decrease in other income attributable to our former Canadian operations, primarily related to the collection of refundable non-income tax credits in fiscal 2003, and decreases in interest income.

Provision for Income Taxes

There were no tax provisions recorded during the three and nine month periods ended December 31, 2003 and 2002, due to year to date net losses incurred. In addition, no tax benefit has been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our deferred tax assets.

Related Party Transactions

During the fourth quarter of fiscal 2000, we sold 3.7 million shares of our common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share and received net proceeds of $27.7 million. In December 2003, STM's representative on our Board resigned and STM subsequently began to sell on the open market shares of our common stock that it was holding. We expect that STM will cease to constitute a related party during the quarter ending March 31, 2004. During the first nine months of fiscal 2004, we purchased semiconductors from a subsidiary of STM, and such purchases approximated $150,000. As of December 31, 2003, we had recorded liabilities to STM of approximately $88,000 for semiconductor purchases.

In March 2002, the Board authorized us to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by our then Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson agreed to personally reimburse 8x8 on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. Since the formation of these accounts in 2002, neither our chief executive officer nor chief financial officers made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds have always been held in investment accounts in our name and all benefits belong to us. We invest in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts are not used to trade in our own stock. As part of the arrangement, our Board expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on our behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. Under the arrangement, we were required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson had made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, we had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003, and the trading accounts had a value of $1,028,000. In January 2004, the arrangement with Mr. Parkinson was terminated and our securities trading accounts were closed.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the EITF reached a consensus on Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." EITF Issue No. 03- 05 provides guidance on whether non-software deliverables included in arrangements that contain more-than-incidental software are included within the scope of SOP 97-2. It does not address the allocation of the overall arrangement fee to the software and the non-software elements of the arrangement. This issue does not address the determination of whether the software is more than incidental, but assumes that an arrangement includes software that is more than incidental to the products or services as a whole. The adoption of EITF 03-05 did not have a material impact on our results of operations.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents approximating $13.2 million, representing an increase of approximately $9.8 million from March 31, 2003, the end of our last fiscal year. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $127,000 for the first nine months of fiscal 2004 was primarily attributable to the net loss of $1.5 million, adjusted for $1.2 million of stock compensation expense, the $790,000 gain on the sale of Centile Europe and $557,000 of depreciation and amortization, and net cash provided by changes in operating assets and liabilities of $447,000. Cash used in operations of approximately $6.1 million for the first nine months of fiscal 2003 was primarily attributable to the net loss of $ 7.6 million, adjusted for $1.4 million of depreciation and amortization and net cash used in changes in operating assets and liabilities of $1.0 million. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash provided by investing activities for the nine months ended December 31, 2003 was primarily attributable to the receipt of $398,000 of net proceeds from the sale of Centile Europe SA, net sales of marketable equity securities and mutual funds of $208,000 and by proceeds from the sale of fixed assets of $53,000, partially offset by purchases of fixed assets of $64,000. Cash used in investing activities for the nine months ended December 31, 2002 was attributable to net purchases of marketable equity securities of $178,000 and capital expenditures of $130,000, partially offset by proceeds from the sale of equipment of $40,000.

Cash provided by financing activities during the first nine months of fiscal 2003 consisted primarily of $9.3 million of proceeds resulting from the sale of common stock to investors in private placement transactions in July and November 2003 and to employees through our employee stock option plans. Cash provided by financing activities during the first nine months of fiscal 2003 consisted primarily of $89,000 of proceeds resulting from the sale of common stock through our employee stock option and stock purchase plans.

As of December 31, 2003, our principal commitments consisted of obligations outstanding under noncancelable operating leases. At December 31, 2003, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2004............................ $       87
   2005......................................        217
   2006......................................          2
                                               ----------
Total minimum payments....................... $      306
                                               ==========

In July 2003, we completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received fully vested warrants with terms of five years to purchase 2,260,000 shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. In addition, the investors were also granted certain preemptive rights to purchase additional shares of common stock from us, in proportion to their ownership percentage, to the extent that shares of our common stock are issued in connection with financing activities. We paid a five percent cash fee to our placement agent in the transaction. In December 2003, the non-insider investors exercised all of their warrants using the cashless exercise provisions, and as of December 31, 2003 the preemptive rights had terminated. In November 2003, we completed a private placement of 2,639,773 shares of common stock at $2.83 per share for aggregate net proceeds of approximately $7 million. The investors also received fully vested warrants with terms of five years to purchase 1,860,055 shares at $3.40 and 779,718 shares at $3.61. In addition, the investors were also granted certain preemptive rights to purchase additional shares of common stock from us, in proportion to their ownership percentage, to the extent that new shares of our common stock are issued in connection with financing activities. We paid a five percent cash and warrant fee to our placement agent in the transaction.

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, are sufficient to satisfy our expected working capital and capital expenditure requirements for the next twelve months. During the quarter ended December 31, 2003, we completed an equity financing transaction (see Note 4 to the condensed consolidated financial statements), which resulted in net proceeds to us of approximately $7 million from the issuance of common stock and warrants. In addition, we completed the sale and license of our next-generation video semiconductor development efforts and received the proceeds from the sale of Centile Europe, SA (see Note 3 to the condensed consolidated financial statements). As of December 31, 2003, the Company had cash and cash equivalents of approximately $13.2 million.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate, which could require us to raise additional funds to support our operations earlier than otherwise expected. In addition, we anticipate that we may require additional funds to support our business in fiscal 2006. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures by making additional reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests, including the possible sale or cessation of some or all of our business units. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, all of our arrangements with our system product vendors and semiconductor foundry and assembly vendors are denominated in U.S. dollars. We have foreign subsidiaries and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

We invest the majority of our surplus cash and cash equivalents in money market funds that bear variable interest rates, and, accordingly, fluctuations in interest rates do not have an impact on the fair values of such investments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Before you invest in our common stock, you should become aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus, including the documents incorporated in this prospectus by reference, before you decide whether to purchase shares of our common stock. The risks set out below may not be exhaustive.

We have a history of losses and we are uncertain as to our future profitability.

We recorded an operating loss of approximately $2.3 million for the nine months ended December 31, 2003, and we ended the period with an accumulated deficit of $150 million. In addition, we recorded operating losses of $12 million, $10 million and $74.5 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our stock price has been highly volatile.

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

The growth of our business and our future profitability depends on future Packet8 revenue.

We continue to devote substantially all of our resources to the promotion, distribution and development of our Packet8 service rather than to our semiconductor and hosted iPBX solutions business. As such, our future growth and profitability will be dependent on revenue from our Packet8 service, as opposed to revenue from the semiconductor and hosted iPBX solutions businesses, which have historically accounted for a substantial portion of the Company's consolidated revenues.

Semiconductor and related software revenues represented approximately 88% of the Company's consolidated revenues for both the three and nine months ended December 31, 2003. In addition, such revenues represented approximately 88% and 91%, respectively, of the Company's consolidated revenues for fiscal 2003 and 2002. However, these revenues have not been sufficient to profitably operate the semiconductor business. Therefore, we have begun to reduce the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of of- life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort were approximately $1.1 million during the fiscal year ended March 31, 2003, representing approximately 12% of revenues of the semiconductor business and 10.5% of 8x8's consolidated revenues for such period. As a result of the transfer of this development effort to Leadtek, this development revenue will cease. In January 2004, we initiated an end-of-life program for our IP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business remains a continuing operation and will continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as percentage of 8x8's consolidated revenues.

Revenues from the hosted iPBX solutions business represented approximately 8% and 2% of the Company's consolidated revenues for fiscal 2003 and 2002, respectively. In July 2003, we sold our European subsidiary, Centile Europe S.A., and licensed, on a non-exclusive basis, our iPBX technology to the purchaser.

We have only been selling our Packet8 service for a limited period and there is no guarantee that Packet8 will gain broad market acceptance.

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

The success of our Packet8 service is dependent on the growth and public acceptance of IP telephony.

The success of our Packet8 voice and video communications service is dependent upon future demand for IP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. IP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. IP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

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

Our gross margin is affected by a number of factors including product mix, the recognition of license and other revenues for which there may be little or no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentages of direct sales and sales to resellers, and manufacturing and component costs. The markets for our products are characterized by falling average selling prices. We expect that, as a result of competitive pressures and other factors, gross profit as a percentage of revenue for our IP telephony semiconductor products will continue to decrease. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

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

The long and variable sales and deployment cycles for our IP telephony products may cause our revenue and operating results to vary.

Our Packet8 service, IP telephony software and semiconductor products have lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. We do not possess the capital infrastructure required to invest in extensive marketing or advertising campaigns that may be required in order to sell these products. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

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

We need to retain key personnel to support our products and ongoing operations.

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

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business.

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

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our consumer videophones, IP telephones and media hub devices that are used with our hosted iPBX and Packet8 service, we rely on the availability of our semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are currently not available from any other manufacturer.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to lower our prices.

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

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business.

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

We may have difficulty identifying the source of the problem when there is a problem in a network.

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

In addition, our focus on developing a range of technology products, including semiconductors and related embedded software, hosted iPBX solutions, and the Packet8 service products, has placed a significant strain on our research and development resources. Competitors that focus on one aspect of technology, such as software or semiconductors, may have a considerable advantage over us. In addition, many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. For example, certain competitors in the market for our semiconductor products maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. Many also have greater name recognition and a larger installed base of products than we have. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results, and financial condition.

If we do not develop and maintain successful partnerships for IP telephony products, we may not be able to successfully market our solutions.

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

Inability to protect our proprietary technology or our infringement of a third party's proprietary technology would disrupt our business.

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

The failure of IP networks to meet the reliability and quality standards required for voice and video communications could render our products obsolete.

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

Our products must comply with industry standards, FCC regulations, state, country-specific and international regulations, and changes may require us to modify existing products.

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

Future legislation or regulation of the internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

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

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state regulatory agencies. The FCC is expected to initiate a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. There is risk that a regulatory agency requires us to conform to rules that are unsuitable for IP communications technologies, or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which Packet8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet. There is also risk that specific E911 requirements imposed by a regulatory agency may impede our ability to offer service in a manner that conforms to these requirements. While we are developing technologies that seek to provide access to emergency services in conjunction with our IP communications offerings, the existing requirements, which are tethered to and dependent upon the legacy PSTN network, neither work in an IP environment nor take advantage of the significantly enhanced capabilities of the IP network.

The effects of federal or state regulatory actions could have a material adverse effect on our business, financial condition and operating results.

Increasing interest by U.S. states in the regulation of voice over IP services could result in laws or regulatory actions that harm our business.

Several states have recently shown an interest in regulating voice over IP, or VoIP, services, as they do for providers of traditional telephone service. If this trend continues, and if state regulation is not preempted by action by the U.S. federal government, we may become subject to a "patchwork quilt" of state regulations and taxes, which would increase our costs of doing business, and adversely affect our operating results and future prospects.

We have already been contacted by several state regulatory authorities regarding our Packet8 service. On September 11, 2003, we received a letter from the Public Service Commission of Wisconsin (the WPSC) notifying us that the WPSC believes that we, via our Packet8 voice and video communications service, are offering intrastate telecommunications services in the state of Wisconsin without certification of the WPSC. According to the WPSC's letter, it believes that we cannot legally provide Packet8-based resold intrastate services in Wisconsin without certification of the WPSC. In addition, the Commission believes that Packet8 bills for intrastate services to Wisconsin customers are void and not collectible. The letter also states that if we do not obtain certification to offer intrastate telecommunications services, the matter will be referred to the State of Wisconsin Attorney General for enforcement action. The letter also states that even if the Company were certified by the WPSC, the previous operation without certification may still subject the Company to referral to the State of Wisconsin Attorney General for enforcement action and possible forfeitures. We consulted with counsel and have responded to the WPSC and disputed their assertions. While we do not believe that the potential amounts of any forfeitures would be material to us, if we are subject to an enforcement action, we may become subject to liabilities and may incur expenses that adversely effect our results of operations.

On September 17, 2003, we were contacted by the Ohio Public Utilities Commission (OPUC) and asked to respond to a questionnaire on Voice over IP technologies that the OPUC is conducting. The OPUC inquired as to the nature of our service, how it is provided, and to what Ohio residents the service is made available. The questionnaire did not contain any assertions regarding the legality of the Packet8 service under Ohio law or any statements as to whether the OPUC believes we are subject to regulation by the state of Ohio. We responded to this questionnaire on October 20, 2003.

On September 22, 2003, we also received a letter from the California Public Utilities Commission (CPUC). The correspondence alleges that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. We consulted with regulatory counsel and have responded to the CPUC and disputed their assertions and did not file the requested application. In our response to the state of California, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 attended the hearing. In January 2004, the CPUC issued a statement that stated that it was pulling back from its immediate enforcement approach against IP telephony service providers, and was establishing a more deliberative process to set regulations. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process.

Potential regulation of internet service providers could adversely affect our operations.

To date, the FCC has treated internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of internet service providers and the services they provide. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our business, financial condition and operating results.

There may be risks associated with the lack of 911 emergency dialing with Packet8 service.

We market the Packet8 voice and video communications service to our residential customers as a secondary line service, not a primary line service. We do not encourage our residential customers to use Packet8 as their only telephone service, due to the fact that the IP dialtone service is only as reliable as a customer's underlying data service (which is not provided by 8x8). We do not allow these customers to port their existing switched telephone numbers to our service, further discouraging them from using Packet8 as a replacement for their current telephone. We play a recorded message to any of our customers who dial 911 from phones connected to the Packet8 service instructing them to hang up and either dial their local police/fire department directly from the phone on the Packet8 service, or to dial 911 from a phone connected to the traditional telephone network. However, there may be a risk of liability or future regulatory action with respect to the inability of customers to access local 911 emergency services from a telephone connected to Packet8 service.

To date, the FCC has not classified any interstate IP telephony service provider as a "telecommunications carrier," preferring instead to permit the nascent industry to grow. Under current federal law, providers of "information services" do not incur obligations to participate in 911 and E911 emergency calling systems. However, there is no guarantee that the FCC's interpretations and the relevant federal law will not change in a manner that may increase our cost of doing business or otherwise adversely affect our ability to deliver the Packet8 service.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that it provides.

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

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

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

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide IP voice and video services.

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

We have significant international operations, which subject us to risks that could cause our operating results to decline.

For the first three and nine months of fiscal 2004, sales to customers outside of the United States represented 83% and 80%, respectively, of our total sales. Sales to customers outside of the United States during the years ended March 31, 2003, 2002 and 2001 were 62%, 61% and 69%, respectively, of total revenues. The following table illustrates our net revenues by geographic area expressed as a percentage of total revenues for the corresponding period. Revenues are attributed to countries based on the destination of shipment:

                                                 Three Months Ended       Nine Months Ended
                                                     December 31,            December 31,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ----------  ----------  ----------  ----------
   United States.............................         17%         38%         20%         40%
   Europe....................................          5%         43%         13%         36%
   Asia Pacific..............................         78%         19%         67%         24%
                                               ----------  ----------  ----------  ----------
                                                     100%        100%        100%        100%
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

We may need to raise additional capital to support our operations.

As of December 31, 2003, we had cash and cash equivalents of approximately $13.2 million. Unless we achieve and maintain profitability, we will need to raise additional capital in the future. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on December 31, 2003, our common stock had a closing bid price of $4.55 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of December 31, 2003, based on our closing price as of that day, the market value of our securities approximated $166 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

The location of our headquarters facility subjects us to the risk of earthquakes.

Our corporate headquarters is located in the San Francisco Bay area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, operating results, and financial condition.

These risk factors could cause actual results to differ materially from the results anticipated in forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.25* Asset Purchase Agreement dated as of June 18, 2003 by and between the Registrant and Leadtek Research, Inc.

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

*    Also provided in PDF format as a courtesy.

(b) Reports on Form 8-K.

On October 30, 2003, the Company furnished a Form 8-K regarding the Company's financial results for the quarter ended September 30, 2003.

On November 13, 2003, the Company filed a Form 8-K regarding the consummation of a private placement.

On November 18, 2003, the Company filed a form 8-K regarding the consummation of a private placement.

On December 19, 2003, the Company filed a form 8-K announcing that Bryan Martin had been appointed chairman of the board, and that Christos Lagomichos had resigned as a director of 8x8.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 29, 2004

8X8, INC.
(Registrant)
By: /s/ James Sullivan /
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)