Form 10-K
period 2004-03-31
8X8 INC /DE/
filed 2004-05-28
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      Based on the closing sale price of the Registrant's common stock on the NASDAQ SmallCap Market System on September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $35,246,240.

      The number of shares of the Registrant's common stock outstanding as of May 13, 2004 was 38,316,519.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement to be filed for the 2004 Annual Meeting of Stockholders.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2004

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

Statements contained in this Annual Report on Form 10-K regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and include statements regarding our research and development plans for our various product groups; our expectation concerning the adequacy of our facilities; our estimates of litigation exposure and our beliefs about the sufficiency of our supplier arrangements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including a shifting of internal research and development focus based on changes in the market or adequacy of funding; a failure of customers to adopt voice and video over internet protocol technology or advances in competing systems and services; our business may grow in an unanticipated manner causing us to require different types of facilities; ordinary course litigation may cause a greater than anticipated impact due to factual matters or issues beyond our control; and our ability to source our products may be interrupted if our manufacturers cease operations or no longer desire to do business with us. Please also see the section entitled "Factors That May Affect Future Results" for additional risks that may impact our business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report on Form 10-K, or Annual report, refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2004 refers to the fiscal year ended March 31, 2004). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

We develop and market telecommunication services and technology for internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of March 31, 2004, we had approximately 11,000 activated Packet8 subscribers. In fiscal 2004 substantially all of the Company's revenues were generated from the sale, license and provisioning of VoIP products (including semiconductors), services and technology. Prior to fiscal 2004, our focus was on our VoIP semiconductor business and hosted iPBX businesses.

In late fiscal 2003, we began to devote more of our resources to the promotion, distribution and development of the Packet8 voice and video communications service than to our existing semiconductor business or hosted iPBX solutions business. We completed several transactions during fiscal 2004 to license and sell technology and assets of these businesses, including the sale of our IP PBX research and development center in France, the sale of our next generation video semiconductor development effort, and several non-exclusive licenses of technology and manufacturing rights for our VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, we announced the end of life of our VoIP semiconductor products, and began accepting last time buy orders from customers. This change in our business has resulted in a reduction of revenues, but has enabled us to reduce costs and generate cash from the related license and sale transactions related to the semiconductor and IP PBX businesses. We continue to own the voice and video technology related to the semiconductor and IP PBX businesses, utilize this technology in the Packet8 service offering and continue to sell or license this technology when the opportunity is in our best interest.

During fiscal 2004, we completed equity financings for gross proceeds of approximately $8.5 million. As of March 31, 2004, we had cash, cash equivalents and restricted cash of $14 million as compared to $3.4 million at March 31, 2003.

Recent Developments

On April 1, 2004, we filed a universal shelf registration statement with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933, as amended. Under this registration statement, we may, from time to time, offer our common stock, preferred stock, depository shares, warrants and debt securities, which together have an aggregate initial public offering price of up to $50 million. The securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement. The universal shelf registration statement is intended to provide us the flexibility to raise funds from the offering of the securities, subject to market conditions and our capital needs. Any offer to sell or solicitation of an offer to buy such securities, if and when such offer is made, shall be pursuant to the prospectus.

Available Information

We maintain a corporate Internet website with the address www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Industry Background

VoIP is a technology that enables voice communications over the Internet through the compression of voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the other end. Data networks, such as the Internet or local area networks (LANs), have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). The most common protocol used for communicating on these packet switched networks is internet protocol, or IP. VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which use a fixed electrical path to carry voice signals through a series of switches to a destination.

As a result of the potential cost savings and added features of VoIP, consumers, enterprises, traditional telecommunication service providers and cable television providers are viewing VoIP as the future of telecommunications. VoIP has experienced significant growth in recent years due to:

  Demand for lower cost telephone service;
  Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity; and
  New product innovations that allow VoIP providers to offer services not currently offered by traditional telephone companies.

The traditional telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, these networks are not well suited to service the explosive growth of digital communication applications for the following reasons:

  They are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location;

  They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment- quality video or other rich multimedia content;

  They use dedicated circuits for each telephone call, which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted; and

  They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

Until recently, traditional telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet switch technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, fax and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

The exponential growth of the Internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Our Strategy

Our objective is to build a profitable, worldwide telephone company that provides rich media IP services with minimum infrastructure costs. We intend to bring the best possible voice and video products and services, at an affordable price, to consumers and businesses and enhance the ways in which these customers communicate.

Our strategy to accomplish this objective is to:

  Capitalize on our technological expertise to introduce new products and features. Over the past ten years, we have developed or acquired several core technologies that form the backbone of our video and voice over IP service and which we intend to use to develop product enhancements and future products. We developed the endpoint technologies used to provide video and voice service, and control the software and firmware that run these endpoint devices. As a result, we are able to update customer endpoints without any third party asistance.
  Offer the best possible service and support to our customers with a world class customer support organization. We have established a call center and customer support group at our headquarters in Santa Clara, California. In the second quarter of fiscal 2005, we expect to be providing 24-by-7 support to our worldwide subscriber base. We also expect to make significant upgrades to our existing system infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. In an emerging industry with world-changing technologies, we are focused on our customers and their experience with Packet8.
  Develop additional distribution channels. We have established relationships with several resellers and distributors of telecommunications products. To further accelerate growth of our Packet8 consumer and enterprise offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers and retailers to make our products more readily available and accessible to potential customers of our service.

Our Packet8 Solution

Packet8 is an Internet-based communication service that works on the Internet or virtually any ethernet network in the world, and allows calls to or from any phone in the world, whether that phone is an IP phone or a regular public switched telephone network, or PSTN, phone on the PSTN network. Packet8 utilizes IP communication endpoints (i.e., a desktop adapter) which, when used in conjunction with the Packet8 network software and any standard telephone, enable plug and play installation and a familiar dialtone user interface. The Packet8 service also uses web-based technologies to enable account setup, account management, billing and customer support. We have developed substantially all of the underlying technologies of our Packet8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the Packet8 service, we currently resell private-branded telephone IP terminal adapters, which allow a regular analog telephone to be connected to an IP network, and IP videophones. These devices, which are manufactured by certain of our semiconductor customers, utilize our semiconductor technology and certain unique software modifications to the protocol and application code that enable them to take advantage of 8x8's Packet8 IP services platform. The designs of these devices are based on our semiconductor reference designs. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

Products and Services

PACKET8 VoIP & VIDEO TELEPHONE SERVICE

Our Packet8 VoIP telephone service was introduced in November 2002. Customers enter into a service agreement with us, and select a calling plan based on their anticipated use of the service. Service plans provide various minutes of usage, up to unlimited, for calls in North America and Canada that are made to non-Packet8 customers. Subscribers are charged at a per-minute rate for international calls to non-Packet8 customers, and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under their plan. Depending on the service plan selected, 8x8 will either sell or provide at no cost to the user an 8x8 Desktop Terminal Adapter model DTA310 or Desktop Videophone model DV326 to use with the Packet8 service. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in forty-five U.S. states. All Packet8 customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We are also offering video over IP service using our DV325 and DV326 videophone products. We expect to launch new video service plans in the second half of calendar 2004.

PACKET8 VIRTUAL OFFICE BUSINESS TELEPHONE SERVICE

Our Packet8 Virtual Office business class telephone service was launched in March 2004 and is targeted at the small office, home office (SOHO) business market. Packet8 Virtual Office is an easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers, and provides features and services that neither can provide. Packet8 Virtual Office allows users anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class PBX features normally found on dedicated PBX equipment.

Packet8 Virtual Office subscribers have the ability to choose any phone number available to Packet8 subscribers (including number portability from other service providers) regardless of a user's geographic location. Each extension in the virtual PBX can be located anywhere in the world where there is access to the Internet. Packet8 Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges. Packet8 Virtual Office offers the services small businesses need most, including:

  Auto-attendant providing dial by extension, name or by group;
  Unlimited calling to the US, Canada and other Packet8 subscribers, as well as low international rates;
  Unlimited Packet8 extension-to-extension dialing anywhere in the world;
  Direct Inward Dial (DID) phone number with any desired area code for each extension;
  Conference bridge, 3-Way conferencing, music on hold, call park/pick-up, call transfer, hunt groups, and do not disturb;
  Business-class voice mail including email alerts, and direct transfer to mailbox;
  Call waiting / Caller-ID;
  Distinctive ringing; and
  Optional receptionist console application offering:
    Multiple call viewing and handling;
    Direct transfer to extension's voicemail;
    Supervised transfers; and
    View of extension status.

Packet8 Virtual Office extensions can be provisioned without requiring dedicated communications infrastructure to be installed in an office or remote location. The service is installed and run over an office's existing Internet connection, so no dedicated phone lines or digital subscriber lines (like a T1) need to be installed, as is the case with traditional Centrex or PBX products.

WHOLESALE VOICE AND VIDEO SERVICES

Our wholesale voice and video services include a complete suite of VoIP platforms with a Session Initiation Protocol, or SIP, softswitch infrastructure at its core, and voice, video and wireless endpoint devices to form a complete, end-to-end solution. Our technology delivers differentiating features for residential, business and video value-added services with private branding options available to enable a provider to offer a private labeled service similar to Packet8. Our network address traversal (NAT), firewall traversal technologies, and quality of service (QOS) techniques are integrated into the wholesale solution. A wholesale billing interface is also included, enabling service providers to deploy a private-branded offering that integrates into existing broadband billing platforms.

DTA310 DESKTOP TERMINAL ADAPTER

Our DTA310 product is a telephone handset-to-Ethernet adapter that interfaces regular analog phones with IP-based telephony networks. The DTA- 310 is installed by the subscriber at their premises and supports a single voice port with its own direct dial phone number. This adapter runs a variety of communication and network protocols, including SIP.

DV326 DESKTOP SIP IP VIDEOPHONE

Our DV326 product is an IP videophone that contains all of the voice features of a regular Packet8 service. In addition, when a Packet8 subscriber with a DV326 calls another Packet8 subscriber with a DV326, the videophones connect with instant-on high-speed video sent over the Internet. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The DV326 videophone is designed to be compatible with other SIP protocol devices. We expect to begin shipping the DV326 videophone in the second half of 2004.

Sales, Marketing and Promotional Activities

We currently sell and market our Packet8 and Packet8 Virtual Office services to end users through our direct sales force, web site and third party resellers. In addition, we are marketing the wholesale voice and video service offering to Internet service providers, cable television companies and digital subscriber line, or DSL, providers. Packet8 is offered to these third parties through reseller agreements, hosted and prepaid service agreements or OEM technology license agreements. To date, we have not incurred significant advertising and promotional expenses as we have not had the working capital to fund significant mass media advertising expenditures.

We offer individuals and businesses the opportunity to become resellers of our Packet8 services through our affiliate and reseller programs. Resellers are able to purchase bulk Packet8 accounts and hardware at reseller specific rates that they are then able to resell these accounts to private individuals under the Packet8 brand.

Competition

Competitors for the Packet8 service include AT&T, iConnectHere, Net2Phone, Voicepulse and Vonage, as well as incumbent telephone carriers, and other providers of traditional and legacy telephone service. Our videophone competes with other providers of videophones and videoconferencing systems, including Vialta, Innomedia, Ojo, Viseon and various software offerings that implement videophone functionality on a personal computer.

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems, which support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include: customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability and detailed call records. Our platform monitors our process of digitizing and compressing voice into packets and transmitting these packets over data networks around the world. We maintain a softswitch, which is a software-based product that manages call admission, call control, call rating and routes calls to an appropriate endpoint. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by a Packet8 subscriber) are sent to a gateway belonging to one of our partner telecommunications carriers where the packets are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a Network Operations Center at our headquarters in Santa Clara, California and employ a staff of individuals with experience in both voice and data operations to provide twenty-four hour support to our subscribers. Additional network operations support is provided by our engineers in Sophia Antipolis, France. We use various tools to monitor and manage all elements of telephone calls in real-time. Additionally, our Network Operations Center provides technical support to troubleshoot equipment and network problems.

Customer and Technical Support

We maintain a call center at our headquarters in Santa Clara, California and have a staff of employees and contractors that provide customer service and technical support to customers. We also provide customer service and technical support directly to our resellers, and certain resellers provide their own support directly to their sub-resellers and end users. Customers who access our services directly through the web site receive customer service and technical support through multilingual telephone communication, web-based customer service, and e-mail support.

Interconnection Agreements

We are party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network.

Suppliers

We outsource the manufacturing of our videophones and DTA 310 terminal adapters to third-party manufacturers. We do not have long-term purchase agreements with our contract manufacturers. We rely on one telecommunications provider to originate and terminate substantially all of our PSTN telephone calls. While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

Research and Development

The VoIP market is characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and services and enhancements and features to existing products and services. Our current and future research and development efforts relate to our Packet8 and Packet8 Virtual Office service offerings and the development of new endpoints for subscribers of our service. Future development will also focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, and 802.11b standard and other wireless applications. The development of new products and the enhancement of existing products are essential to our success.

We currently employ sixteen individuals in research and development activities in our facilities in Santa Clara, California and Sophia Antipolis, France. Research and development expenses in each of the fiscal years ended March 31, 2004, 2003 and 2002 were $2.7 million, $7.8 million and $12.6 million, respectively.

Regulatory

The use of the Internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services is a relatively recent development. Although the provisioning of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet or private IP networks. More aggressive domestic or international regulation of the Internet in general, and internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

On April 10, 1998, the Federal Communications Commission, or FCC, issued a Universal Service Report to Congress, commonly known as the Stevens Report. At that time, there was a petition pending before the FCC asking the FCC to impose common telecommunications carrier regulation on every entity enabling the transmission of real-time voice communication over the Internet. While the petition was being evaluated, Congress instructed the FCC to study the impact of unregulated internet access and related services on the federal universal service fund, which is a program designed to provide subsidies to providers of telephone service in rural and high cost areas. The FCC issued the Stevens Report in response to Congress' request, and in that report declined to assert regulatory authority over IP telephony. The FCC did not conclude that IP telephony services constitute telecommunications services, and indicated that it would undertake a subsequent examination of the question whether certain forms of Internet telephony constitute information services or telecommunications services.

The FCC indicated that, in the future, it would consider the extent to which telephony providers could be considered "telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to Internet telephony providers as "telecommunications carriers." To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services such as ours. Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access charges, this decision may be reconsidered in the future. On February 12, 2004, the FCC initiated a notice of proposed rule-making to update FCC policy and consider the appropriate regulatory classification for VoIP and other IP enabled services.

There are several proceedings pending before the FCC that may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. This petition was denied on April 14, 2004. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its "Free World Dialup," which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in the Telecommunications Act of 1996. This petition was granted on February 12, 2004. More recently, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission, MPUC, requiring Vonage to comply with state laws governing providers of traditional telephone service to be pre-empted because Vonage's broadband Internet telephony service is an information service. This petition is still pending. On February 12, 2004 the FCC began a Notice of Proposed Rulemaking (NPRM) process to institute a new examination of regulatory policy and how VoIP services should be classified. This NPRM process is currently underway (the latest information on this process is available from the FCC's VoIP website at http://www.fcc.gov/voip). We are unable to predict the outcome of this process at this time.

Several states have also demonstrated an interest in regulating VoIP services at a state public utility level, as they do for providers of traditional telephone service from regulated carriers. In certain cases, these state governments and their regulatory authorities have moved to assert jurisdiction over the provision of intrastate IP communications services (calls that begin in that state and end in that state) where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. If this trend continues, and if state regulation is not preempted by action by the FCC we may become subject to a "patchwork quilt" of state regulations and taxes, which would increase our costs of doing business, and adversely affect our operating results and future prospects.

We have been contacted by several state regulatory authorities regarding our Packet8 service. By letter dated August 13, 2003, the Public Service Commission of Wisconsin (the WPSC) notified us that the WPSC believes that we, via our Packet8 voice and video communications service, are offering intrastate telecommunications services in the state of Wisconsin without certification from the WPSC. According to the WPSC's letter, it believes that we cannot legally provide Packet8-based resold intrastate services in Wisconsin without certification from the WPSC. In addition, the Commission believes that Packet8 bills for intrastate services to Wisconsin customers are void and not collectible. The letter also states that if we do not obtain certification to offer intrastate telecommunications services, the matter will be referred to the State of Wisconsin Attorney General for enforcement action. The letter also states that even if the Company were certified by the WPSC, the previous operation without certification may still subject the Company to referral to the State of Wisconsin Attorney General for enforcement action and possible forfeitures. On October 15, 2003, we have responded to the WPSC and disputed their assertions by asserting that we are an information services provider and not a telecommunications provider. While we do not believe that the potential amounts of any forfeitures would be material to us, if we are subject to an enforcement action, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

On September 22, 2003, the California Public Utilities Commission (CPUC) sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. We consulted with regulatory counsel and have responded to the CPUC and disputed their assertions and did not file the requested application. In our October 22, 2003 response to the California Public Utilities Commission, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC intiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process.

In addition to California, various other state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. Most recently, on May 19, 2004, in response to a 2003 complaint brought by Frontier Telephone of Rochester against Vonage, the New York State Public Service Commission, or NYPSC concluded that Vonage is a telephone corporation as defined by New York law and must obtain a Certificate of Public Convenience and Necessity, which constitutes the authorization of the PSC to provide telephone service in New York. The NYPSC will allow a forty-five day period in which Vonage can identify and seek waivers of any rules that it believes should not apply. Vonage will be required to provide 911 service in some form, and will be required to file a schedule of its rates. Currently, this decision applies only to Vonage. While this ruling applies only to Vonage and not to us, if we are subject to regulation by the NYPSC, we may become subject to liabilities and may incur expenses that adversely affect our results of operations. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. We believe that most state commissions are aware of VoIP regulatory issues and either have proceedings underway, or will institute them in the future. As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may, if not pre-empted by federal regulation, decide to follow the FCC's lead and impose additional obligations as well. We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

Regulation of the Internet.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2004, we had fifty eight United States patents that have issued, and a number of United States and foreign patent applications pending, none of which we consider critical to our business. Our patents expire on dates ranging from 2009 to 2018. We cannot predict whether our pending patent applications will result in issued patents. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining technology leadership.

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

Licensing and Development Arrangements

Historically, we have entered into licensing and development arrangements with our semiconductor and IP PBX customers to promote the design, development, manufacture and sale of our products. We have licensed portions of our systems technology and software object code for our semiconductors to virtually all of our semiconductor customers. Such arrangements may enable these companies to use our technology to produce products that compete with our VoIP telephony and video products. We have also licensed the right to manufacture certain of our video and VoIP telephony semiconductor products to several original equipment manufacturers, or OEMs. These licenses generally provide for the payment of royalties. Only certain of these OEM licensees may sell semiconductors based on the licensed technology to third parties, while other licensees are limited to sales of such semiconductors as part of multimedia communication systems or sub-systems. The Company expects to continue licensing its technology to others, many of whom may be located outside of the United States. In addition to licensing its technology to others, the Company from time to time may take a license to technology owned by third parties and currently relies upon certain technology, including hardware and software, licensed from third parties.

Information about Segments and Geographic Areas

During the third quarter of fiscal 2004, we changed our internal reporting processes and determined that we had only one reportable segment. Accordingly, we ceased preparing operational data on the former segment basis. The change in internal reporting processes was consistent with the change in business focus as we are primarily focusing our efforts on the Packet8 voice and video communication service. We reported our new segment structure in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003. As required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," consolidated financial statements issued by us in the future will reflect modifications to our reportable segments resulting from these organizational changes, including reclassification of all comparative prior period segment information.

Financial information relating to our businesses and information on revenues generated in different geographic areas are set forth in Note 13 to our consolidated financial statements contained in Part II, Item 8 of this Report.

Employees

As of March 31, 2004, the Company employed forty-four full time individuals and nineteen individuals on a temporary basis. These employees and contractors include twenty-three in operations, sixteen in research and development, eleven in sales and marketing, and thirteen in general and administrative capacities. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

ITEM 2. PROPERTIES

Our principal operations are located in an approximately 45,000 square foot facility in Santa Clara, California that is leased through November 2004. Design, testing, research and development, sales and marketing, shipping and administrative activities are performed in this facility. We are currently evaluating our facility requirements due to the expiration of our lease in Santa Clara, California later this fiscal year, and will consider renewing our existing lease or entering into a new lease at a different facility. We also lease a facility for our research and development operation in Sophia-Antipolis, France. We believe that our existing facilities are adequate to meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 10 to the consolidated financial statements contained in Part II, Item 8.

ITEM 3. LEGAL PROCEEDINGS

On January 21, 2004, we filed and served a complaint against Sony Ericsson Mobile Communications AB in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleges that certain Sony Ericsson products infringe two 8x8 patents, U.S. Patent Numbers 6,441,842, issued on August 27, 2002, and 6,119,178, issued on September 12, 2000.

We are involved in various other legal claims and litigation that have arisen in the normal course of our operations. While the results of such claims and litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a significantly adverse effect on our financial position, results of operations or cash flows. However, should we not prevail in any such litigation, our operating results, financial condition or cash flows could be adversely impacted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

We completed our initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, our common stock was traded on the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." From April 4, 2000 through July 18, 2001, our common stock was traded on the NASDAQ under the symbol "NTRG." Since July 19, 2001 our common stock has traded under the symbol "EGHT." In July 2002, our listing was transferred to the Nasdaq SmallCap Market. We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 13, 2004, there were 299 holders of record of our common stock.

The following table sets forth the range of high and low closing prices for each period indicated:

Period		High	Low
Fiscal 2004:
	First quarter	$ 0.64	$ 0.23
	Second quarter	$ 1.90	$ 0.41
	Third quarter	$ 7.52	$ 1.33
	Fourth quarter	$ 5.47	$ 2.75
Fiscal 2003:
	First quarter	$ 1.05	$ 0.31
	Second quarter	$ 0.60	$ 0.29
	Third quarter	$ 0.43	$ 0.20
	Fourth quarter	$ 0.37	$ 0.18

ITEM 6. SELECTED FINANCIAL DATA

                                                            Years Ended March 31, (1) (7)
                                            ----------------------------------------------------------
                                              2004       2003 (6)    2002 (2)   2001 (3)(5) 2000 (4)(5)
                                            ----------  ----------  ----------  ----------  ----------
                                                       (in thousands, except per share amounts)
Total revenues............................ $    9,308  $   11,003  $   14,691  $   18,228  $   25,384
Net loss.................................. $   (3,039) $  (11,403) $   (9,105) $  (74,399) $  (24,848)
Net loss per share:
  Basic................................... $    (0.09) $    (0.40) $    (0.33) $    (2.99) $    (1.38)
  Diluted................................. $    (0.09) $    (0.40) $    (0.33) $    (2.99) $    (1.38)
Total assets.............................. $   15,571  $    6,705  $   19,653  $   39,145  $   59,983
Convertible subordinated debentures....... $       --  $       --  $       --  $    6,238  $    5,498
Contingently redeemable common stock...... $       --  $      669  $      813  $       --  $       --
Accumulated deficit....................... $ (151,718) $ (148,679) $ (137,276) $ (128,146) $  (53,747)
Total stockholders' equity................ $   12,786  $    2,164  $   13,234  $   21,632  $   47,390

__________________

  Fiscal 2001 was a 52 week and 2 day fiscal year. Fiscal year 2000 was a 53-week fiscal year, while fiscal 2004, 2003 and 2002 were 52-week fiscal years.

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

  Net loss and net loss per share include restructuring and other charges of $3.4 million.

  Beginning fiscal 2003, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted, and we ceased to amortize approximately $1.5 million of goodwill, net of amortization, including intangibles that were classified as goodwill upon adoption of SFAS No. 142. The 2000 to 2002 consolidated financial data includes amortization of goodwill and intangibles totaling $0.7 million for 2002, $11 million for 2001 and $0.6 million for 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding anticipated cost savings arising from the restructuring activities implemented during fiscal 2003; our assumptions underlying our critical accounting determinations concerning revenue, allowances for doubtful accounts, valuation of goodwill, allowances for deferred tax assets and reserves for legal contingencies; factors that could impact our gross margins; our cost estimates under contracts accounted for using the percentage of completion method; efforts to raise additional financing; commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunication technology for internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of March 31, 2004, we had approximately 11,000 activated Packet8 subscribers. In fiscal 2004 substantially all of the Company's revenues were generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

In late fiscal 2003, we began to devote more of our resources to the promotion, distribution and development of the Packet8 voice and video communications service than to our existing semiconductor business or hosted iPBX solutions business. We completed several transactions during fiscal 2004 to license and sell technology and assets of these businesses, including the sale of our IP PBX research and development center in France, the sale of our next generation video semiconductor development effort, and the license of technology and manufacturing rights for our VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, we announced the end of life of our VoIP semiconductor products, and began accepting last time buy orders from customers. This change in our business has resulted in a reduction of revenues, but has enabled us to reduce costs and generate cash from the related license and sale transactions related to the semiconductor and IP PBX businesses. We continue to own the voice and video technology related to the semiconductor and IP PBX businesses, and utilize this technology in the Packet8 service offering and continue to sell or license this technology when the opportunity is in our best interest.

During fiscal 2004, we completed equity financings for gross proceeds of approximately $8.5 million. As of March 31, 2004, we had cash, cash equivalents and restricted cash of $14 million as compared to $3.4 million at March 31, 2003. On April 1, 2004, we filed a universal shelf registration statement with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933, as amended. Under this registration statement, we may, from time to time, offer our common stock, preferred stock, depository shares, warrants and debt securities, which together have an aggregate initial public offering price of up to $50 million. The securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement. The universal shelf registration statement is intended to provide us the flexibility to raise funds from the offering of the securities, subject to market conditions and our capital needs. Any offer to sell or solicitation of an offer to buy such securities, if and when such offer is made, shall be pursuant to the prospectus.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements in Part II, Item 8 of this Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

We defer revenue recognition of new subscriber revenue from Packet8 until we deem that the customer has accepted the service. New customers may terminate their service within thirty days of activation and receive a full refund of fees previously paid. As we have been providing our Packet8 service for a limited period of time, we have not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, we may defer new subscriber revenue for up to sixty days to ensure that the thirty day activation period has expired.

EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provision of our Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21 we allocate Packet8 revenues, including activation fees, among the desktop terminal adapter, and subscriber services. Revenues allocated to the desktop terminal adapter are recognized at the end of thirty days after activation, providing the customer does not cancel their Packet8 service. Service revenue is recognized when the related services are provided.

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

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. We base the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed.

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

For all sales, except those completed via the internet, we use either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the internet, we use a credit card authorization as evidence of an arrangement, and recognize revenue upon settlement of the transaction.

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed below under "Factors that May Affect Future Results."

Collectibility of Accounts Receivable

We must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $608,000, net of an allowance for doubtful accounts of $135,000 as of March 31, 2004, and two customers represented 46% of our gross accounts receivable. Based upon this customer's past payment history, discussions with the customer and our review of their financial condition, the outstanding balance was considered collectible and therefore no portion of this balance was specifically reserved for at March 31, 2004. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

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

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which primarily consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of $54 million as of March 31, 2004, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Litigation

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. Management's current estimated range of liability related to pending intellectual property and other litigation involving the Company is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. At March 31, 2004, liabilities related to litigation matters were not significant. Because of the uncertainties related to both the amount and range of loss on pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability, if any, related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation, financial position or cash flows.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the years ended March 31, 2004, 2003, and 2002, expressed as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and other revenues. You should read this information in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report.

                                                          Year Ended March 31,
                                                      -------------------------
                                                         2004     2003    2002
                                                      ------- -------- --------

Product revenues.....................................     29%     52%     41%
License and service revenues.........................     71%     48%     59%
                                                       ------  -------  -------
          Total revenues.............................    100%    100%    100%
                                                       ------  -------  -------
Cost of product revenues.............................     66%     48%     43%
Cost of license and service revenues.................     39%     29%      2%
                                                       ------  -------  -------
          Total cost of revenues.....................     47%     39%     19%
                                                       ------  -------  -------
          Gross profit...............................     53%     61%     81%
                                                       ------  -------  -------
Operating expenses:
  Research and development...........................     30%     71%     85%
  Selling, general and administrative................     65%     68%     59%
  Amortization of intangibles........................     -- %     -- %      5%
  Restructuring and other charges....................     -- %     31%     -- %
                                                       ------  -------  -------
          Total operating expenses...................     95%    170%    149%
                                                       ------  -------  -------
Loss from operations.................................    (42)%   (109)%    (68)%
Other income, net....................................      9%      5%      7%
Interest expense.....................................     -- %     -- %     (6)%
                                                       ------  -------  -------
Loss before provision for income taxes...............    (33)%   (104)%    (67)%
Provision for income taxes...........................     -- %     -- %     -- %
                                                       ------  -------  -------

Net loss before extraordinary gain...................    (33)%   (104)%    (67)%
Extraordinary gain on extinguishment of debt, net....     -- %     -- %      5%
                                                       ------  -------  -------
Net loss.............................................    (33)%   (104)%    (62)%
                                                       ======  =======  =======

REVENUES

Product revenues, which consist of revenues from sales of semiconductors, VoIP terminal adapters and vide0phones, were $2.7 million in fiscal 2004, a decrease of approximately $3.1 million from the $5.7 million recorded in fiscal 2003. The decrease in fiscal 2004 was due primarily to a $2.8 million decline in sales of our semiconductor products, consisting of a $2.5 million decrease in videoconferencing semiconductor sales combined with a $300,000 decrease in VoIP semiconductor sales. The decrease in videoconferencing semiconductor sales was due to the end of life of those products and completion of final shipments of such products in the first quarter of fiscal 2004. Total videoconferencing semiconductor product revenues were $530,000 and $3.1 million for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease in VoIP telephony semiconductor revenue was attributable to a decrease in unit shipments combined with a decrease in average selling prices (ASPs). Revenues from system products decreased approximately $264,000 in fiscal 2004 as compared to fiscal 2003 due to decreases in sales of media hubs used with our hosted iPBX product and videophone sales offset by an increase in product revenues attributable to the Packet8 service.

Product revenues were $5.7 million in fiscal 2003, a decrease of $300,000 from the $6 million reported in fiscal 2002. The decrease in fiscal 2003 was due to a $1.1 million decrease in videoconferencing semiconductor sales, offset by a $300,000 increase in voice over internet protocol (VoIP) semiconductor sales and a $500,000 increase in sales of videophones and media hub systems. The significant decrease in videoconferencing semiconductor revenues was due primarily to a slight decrease in unit shipments, combined with decreases in average selling prices, or ASPs. The decrease in unit shipments of our videoconferencing semiconductors as compared to the prior year is primarily attributable to our announcement during fiscal 2003 of the end of life of our existing videoconferencing semiconductors. Our remaining videoconferencing semiconductor customers have been designing out our products in anticipation of the end of life. The increase in VoIP semiconductor sales was attributable to a significant increase in unit shipments, offset by decreases in ASPs. The increase in videophone system sales was attributable to our commencement of sales of these products in the fourth quarter of fiscal 2002, and as a result, fiscal 2003 includes four quarters of sales versus only one quarter of sales in fiscal 2002. The increase in media hub system revenues was attributable to the increase in licenses of our hosted iPBX product.

License and service revenues were $6.6 million for the year ended March 31, 2004, an increase of approximately $1.3 million from the $5.3 million reported for fiscal 2003. License and service revenues continued to be primarily comprised of nonrecurring transactions. In the future, with the growth of our Packet8 service and the decline of our other licensing activities, we anticipate that these revenues will become more predictable in nature.

The increase in license and service revenues of approximately $1.3 million for fiscal 2004 as compared to fiscal 2003 was primarily due to the following:

  A $1.2 million increase in revenues in fiscal 2004 related to the license and sale of the technology related to our next generation video semiconductor product to Leadtek as compared to revenues recognized related to the development effort in fiscal 2003;

  A $1.7 million increase in revenues attributable to our IP semiconductor telephony technology, primarily attributable to a July 2003 license of the Audacity T2 and T2U semiconductor products and Veracity software to a single customer; and

  A $1.0 million increase in service revenues attributable to our Packet8 service.

These increases were offset by:

  A $1.4 million reduction in revenues associated with the June 2000 sale of our video monitoring business;

  A $750,000 decrease in royalties earned from a single customer under a license agreement for our MPEG video compression technology; the final royalty revenues under this license agreement were received in the first quarter of fiscal 2003; and

  A decrease of $386,000 in license and maintenance revenues associated with our hosted iPBX product.

License and service revenues were $5.3 million in fiscal 2003, a decrease of $3.3 million from the $8.6 million recorded in fiscal 2002. License and other revenues, the majority of which are considered to be non- recurring in nature, consisted primarily of technology licenses and related maintenance revenues, as well as royalties earned under such licenses. License and other revenues for both fiscal 2003 and 2002 included approximately $1.6 million of non-cash revenue recognition associated with the license of our video monitoring technology to Interlogix in fiscal 2001. The decrease in fiscal 2003 was primarily attributable to:

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

  A $1.1 million decrease in license revenue associated with our embedded IP telephony firmware technology, e.g., Veracity VoIP software and Audacity-T2 based reference design kits marketed by Netergy; and

  A decrease of approximately $1.5 million in non-recurring license and maintenance revenues associated with our legacy videoconferencing technology.

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

Revenues from our ten largest customers in the fiscal years ended March 31, 2004, 2003, and 2002 accounted for approximately 73%, 63%, and 73%, respectively, of our total revenues. Two customers represented more than 10% of our total revenues in each of fiscal 2004 and 2003. These customers represented 26% and 16% of our total revenues in fiscal 2004 and 17% and 11% of our total revenues in fiscal 2003. During the fiscal year ended March 31, 2002, three customers represented more than 10% of our total revenues. These customers represented 13%, 13%, and 12% of our total revenues.

Sales to customers outside the United States represented 71%, 62%, and 61%, and of total revenues in the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2004         2003         2002
                                             -----------  -----------  -----------
United States.............................. $     2,728  $     4,218  $     5,777
Europe.....................................       1,309        2,657        4,126
Taiwan.....................................       4,163        1,569        2,026
Japan......................................         568          919        1,119
Other......................................         540        1,640        1,643
                                             -----------  -----------  -----------
                                            $     9,308  $    11,003  $    14,691
                                             ===========  ===========  ===========

COST OF REVENUES AND GROSS PROFIT

The cost of product revenues consists of costs associated with system manufacturing, components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors, and direct and indirect costs associated with purchasing, scheduling, and quality assurance. Gross profit from product revenues was $0.9 million, $3 million, and $3.4 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. Product gross margin was 34%, 52% and 57% for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

The $2.1 million decrease in product gross profit and 18% decrease in product margin in fiscal 2004 as compared to fiscal 2003 was primarily due to the costs of desktop terminal adapters (DTA 310) provided to Packet8 subscribers upon activation. We generally do not charge Packet8 subscribers for the DTA 310s when they subscribe. In accordance with EITF 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the DTA 310s. Gross profit from semiconductor sales decreased due to a decrease in total units shipped and product mix, as fiscal 2004 includes significantly less high margin video semiconductor sales than fiscal 2003. For the year ended March 31, 2004, we reversed $116,000 of semiconductor product inventory that had been previously written down or for which we had recorded purchase commitment reserves, and recorded $70,000 of reserves against our non-IP videophone product inventory. We also reversed approximately $220,000 of warranty reserves to cost of product revenues related to our video monitoring business as a result of a change in estimate of our warranty exposure.

The $400,000 decrease in gross profit from product revenues in fiscal 2003 as compared to fiscal 2002 was primarily due to a decrease in product revenues primarily attributable to lower ASPs, and a charge of approximately $270,000 for non-cancelable purchase orders for IP telephony semiconductors recorded in the quarter ended March 31, 2003. The decreases in gross profit were partially mitigated by lower costs for our VoIP telephony semiconductors resulting from a change in suppliers during fiscal 2003.

Gross profit from license and service revenues, which were largely nonrecurring, was $4 million, $3.8 million, and $8.4 million in fiscal 2004, 2003, and 2002, respectively. Associated gross margins were 61%, 71%, and 98% in fiscal 2004, 2003, and 2002. The increase in gross profit and decrease in gross margin was primarily attributable to the large license and sale transaction with Leadtek closed during the third quarter of fiscal 2004 as described above combined with lower margins experienced on Packet8 service revenues as compared to historical licensing transactions. The decrease was also attributable to a decrease in royalty revenues that was related to the final $750,000 payment received from a single customer of our MPEG video compression technology in the first quarter of fiscal 2003.

The decrease in gross margin from fiscal 2002 to fiscal 2003 was due primarily to the reduction in license and service revenues, and costs incurred to perform development services under revenue generating contracts in fiscal 2003, which included a loss approximating $300,000 in the quarter ended March 31, 2003.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer, and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $2.7 million, $7.8 million, and $12.6 million for fiscal 2004, 2003, and 2002, respectively. The $5.1 million decrease in research and development expenses in fiscal 2004 as compared to fiscal 2003 was primarily due to the following:

  A $2.7 million reduction in compensation expense for personnel primarily attributable to headcount reductions arising from the sale of Centile Europe SA during fiscal 2004, closure of our United Kingdom (UK) office in late fiscal 2003, and the transfer of employees to Leadtek Research, Inc. in connection with the sale and license of our next generation video chip technology;

  A $0.6 million reduction in depreciation and amortization expense due to the end of life of certain assets and the asset write-offs recorded in fiscal 2003; and

  A $1.7 million reduction in expenditures attributable to the closure of our UK office in late fiscal 2003 and the sale of Centile Europe SA in the second quarter of fiscal 2004; the reduction in Centile Europe expenses in France was partially offset by expenses attributable to 8x8 Europe SARL, our new French subsidiary formed in the third quarter of fiscal 2004.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources, and general management. Such costs also include advertising, sales commissions, trade show, and other marketing and promotional expenses. Selling, general, and administrative expenses were $6.1 million, $7.4 million, and $8.6 million in fiscal 2004, 2003, and 2002, respectively. The $1.3 million decrease in selling, general, and administrative expenses in fiscal 2004 as compared to fiscal 2003 was due primarily to the following:

  A $1 million reduction in compensation expense for personnel due to headcount reductions, which represented approximately half of the net decrease;

  A $0.7 million reduction in facility related expenses for our headquarters due to the reduction of rent and operating expenses in the fist quarter of fiscal 2004 in connection with the extension of our lease; and

  A $0.3 million reduction in depreciation and amortization expense due to the end of life of certain assets.

The decreases above were partially offset by a $0.7 million increase in various other sales, general and administrative expenses including: advertising, promotion and trade show expenses, legal expenditures, primarily related to intellectual property, regulatory and financing matters, and reseller commissions and credit card processing fees related to Packet8.

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

AMORTIZATION OF INTANGIBLES

Amortization of goodwill and intangible assets charged to operations was $763,000 for the fiscal year ended March 31, 2002. Amortization expense included amounts related to the amortization of goodwill and intangible assets arising from the acquisitions of U|Force in fiscal 2001 and Odisei S.A. in fiscal 2000. Beginning our fiscal year 2003, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted, and we ceased to amortize approximately $1.5 million of goodwill including intangibles related to the acquisition of Odisei S.A. that were classified as goodwill upon the adoption of SFAS No. 142.

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

We closed our facility in Marlow, United Kingdom, and recorded $434,000 of charges related to the termination of the operating leases for the facility and related services. In addition, we recorded asset impairment charges of $212,000 related to assets in the United Kingdom that were abandoned or disposed of.

We also recorded a charge of approximately $74,000 for our remaining lease liability for office space in Tempe, Arizona that was vacated as a result of the restructuring actions during the fourth quarter.

In the fourth quarter of fiscal 2003, we also implemented a plan to reduce the workforce at our Sophia Antipolis, France office by ten employees or seventy percent. This downsizing and its potential impact on our iPBX business prompted an assessment of the key assumptions underlying our goodwill valuation judgments. As a result of the analysis, we determined that an impairment charge of $1.5 million was required because the estimated fair value of the goodwill was less than the book value of the goodwill that arose from the acquisition of Odisei S.A. in fiscal 2000.

The following table illustrates the charges, credits and balances of the restructuring reserves for the years ended March 31, 2004 and 2003, and summarizes asset impairment charges (in thousands):

                                  Total       Cash      Non-Cash    Liability at     Cash    Liability at
                                 Charges    Payments    Charges    March 31, 2003  Payments  March 31, 2004
                                ----------  ---------  ----------  --------------  --------  -------------
Restructuring Charges:
 Severance.................... $    1,177  $  (1,002) $       --  $          175  $   (175) $          --
 Facility related.............        508       (161)       (273)             74       (33)            41
                                ----------  ---------  ----------  --------------  --------  -------------
   Total restructuring charges      1,685     (1,163)       (273)            249      (208)            41
                                ----------  ---------  ----------  --------------  --------  -------------
Asset Impairments:
 Fixed Assets.................        212         --        (212)             --        --             --
 Goodwill.....................      1,539         --      (1,539)             --        --             --
                                ----------  ---------  ----------  --------------  --------  -------------
   Total impairment charges...      1,751         --      (1,751)             --        --             --
                                ----------  ---------  ----------  --------------  --------  -------------
   Total restructuring and
     impairment charges....... $    3,436  $  (1,163) $   (2,024) $          249  $   (208) $          41
                                ==========  =========  ==========  ==============  ========  =============

OTHER INCOME, NET

In fiscal 2004, 2003, and 2002, other income, net, was approximately $822,000, $600,000, and $1.0 million, respectively. The $222,000 increase in other income, net, in fiscal 2004 was primarily attributable to a $790,000 gain recorded in the second quarter of fiscal 2004 in connection with the sale of Centile Europe SA, which was offset by a decrease of $560,000 related to the Canadian tax credits that we collected in fiscal 2003 and recorded as other income.

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

INTEREST EXPENSE

Interest expense for the year ended March 31, 2002 consisted mainly of charges associated with the 4% convertible subordinated debentures, or the Debentures, that we issued in December 1999, including the amortization of the related debt discount and debt issuance costs. We redeemed the Debentures in December 2001.

PROVISION FOR INCOME TAXES

We had no provisions for the fiscal years ended March 31, 2004 and 2003. The provision of $15,000 for the year ended March 31, 2002 was comprised primarily of certain foreign taxes and also reflected a $10,000 refund of U.S. federal income taxes received in fiscal 2002.

At March 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $88 million and $32 million, respectively, which expire at various dates beginning in 2005 and continuing through 2024. In addition, at March 31, 2004, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.1 million and $2.4 million, respectively. The federal credit carryforwards will begin expiring in 2010 continuing through 2017, while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2004, and 2003, we had gross deferred tax assets of approximately $54 million and $51 million. We believe that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and a full valuation allowance was recorded at March 31, 2004 and 2003.

EXTRAORDINARY GAIN

We realized an extraordinary gain of $779,000 in the third quarter of fiscal 2002 resulting from the early extinguishment of our convertible subordinated debentures. See Note 6 to the consolidated financial statements in Part II, Item 8 of this Report for further discussion of this transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents approximating $13.2 million, compared to $3.4 million at March 31, 2003. Excluded from the cash balance at March 31, 2004, was $800,000 in restricted cash securing stand-by letters of credit with certain vendors. We currently have no borrowing arrangements. Cash used in operations of $1.6 million in fiscal 2004 was primarily attributable to the net loss of $3 million, adjusted for $1.3 million of stock compensation expense, the $790,000 gain on the sale of Centile Europe and $565,000 of depreciation and amortization, a decrease in accrued compensation of $258,000, a decrease in warranty liability of $234,000, a $239,000 decrease in other accrued liabilities, and a $91,000 decrease in other assets. Cash used in operations was partially offset by a $682,000 decrease in accounts receivable, a $325,000 decrease in inventory, and a $263,000 increase in accounts payable. Cash used in investing activities in fiscal 2004 was primarily attributable to $800,000 of cash classified as restricted cash to support standby letters of credit with certain vendors and proceeds from the sale of fixed assets of $79,000, partially offset by the receipt of $398,000 of net proceeds from the sale of Centile Europe SA, and net sales of marketable equity securities and mutual funds of $208,000. Cash provided by financing activities in fiscal 2004 consisted primarily of $11.7 million of proceeds resulting from the sale of common stock: i) to investors in private placement transactions in July and November 2003 (the "Private Placements"), ii) through exercise of warrants issued in the Private Placements, and iii) to employees through our employee stock option plans.

As of March 31, 2003, we had cash and cash equivalents approximating $3.4 million, compared to $12.4 million at March 31, 2002. Cash used in operations of $8.8 million in fiscal 2003 primarily resulted from the net loss of $11.4 million, a $249,000 decrease in accrued compensation, a $1.9 million decrease in deferred revenue, and a $71,000 increase in accounts receivable. Cash used in operations was partially offset by a $298,000 decrease in inventory and non-cash items, including depreciation and amortization of $1.8 million, $2.3 million for the non-cash portion of restructuring and asset impairment charges, and $83,000 related to the provision for inventory. Cash used in investing activities in fiscal 2003 was attributable to purchases of short-term investments of $208,000 and capital expenditures of $137,000, partially offset by proceeds from the sale of equipment of $42,000. Cash provided by financing activities during fiscal 2003 consisted of proceeds of $89,000 resulting from the sale of our common stock to employees through our employee stock purchase and stock option plans.

As of March 31, 2002, we had cash and cash equivalents approximating $12.4 million, compared to $24.1 million at March 31, 2001. Cash used in operations of $7.9 million in fiscal 2002 reflected a net loss of $9.1 million, a decrease in accounts payable of $839,000, a decrease in accrued compensation of $610,000, a decrease of $579,000 in other accrued liabilities, a $3.5 million decrease in deferred revenue and a non-cash extraordinary gain of $779,000 due to redemption of the convertible subordinated debentures. Cash used in operations was partially offset by a decrease in accounts receivable of $1.7 million, a $501,000 decrease in inventory, a $1.6 million decrease in other current assets, and non-cash items including depreciation and amortization of $3.9 million. Cash provided by investing activities in fiscal 2002 was attributable to proceeds from the sale of an investment in marketable equity securities of $543,000 and proceeds from the sale of equipment of $116,000, partially offset by capital expenditures of $172,000. Cash used in financing activities during fiscal 2002 consisted of the $4.6 million payment associated with the redemption of the convertible subordinated debentures and certain costs incurred in connection with the redemption, offset partially by proceeds of $335,000 resulting from the sale of our common stock to employees through our employee stock purchase and stock option plans.

At March 31, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $2.6 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At March 31, 2004, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2005..........................................................       216
2006..........................................................         2
                                                                ---------
          Total minimum payments.............................. $     218
                                                                =========

We have sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash and cash equivalents will be sufficient to finance our operations for the next twelve months. However, continually evaluate our cash needs and may pursue additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer term business objectives.

RELATED PARTY TRANSACTIONS

During the fourth quarter of fiscal 2000, we sold 3.7 million shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share and received net proceeds of $27.7 million. In December 2003, STM's representative on our Board resigned and STM subsequently began to sell on the open market shares of our common stock that it was holding. As a result, STM ceased to be a related party of the Company as of December 31, 2003. During the first nine months of fiscal 2004, we purchased approximately $150,000 of semiconductors from a subsidiary of STM and we paid a subsidiary of STM $237,500 for non-recurring engineering services. During fiscal 2003, such purchases approximated $550,000. As of March 31, 2003, we had recorded liabilities to STM of $392,000 for semiconductor purchases and purchase commitments and engineering services.

In March 2002, 8x8's board of directors (the Board) authorized us to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by its then Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds were always held in investment accounts in our name and all benefits belonged to us. We invested in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts were not used to trade in our own stock. Under the arrangement, we were required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, we had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003.

In January 2004, the arrangement with Mr. Parkinson was terminated and our securities trading accounts were closed.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF issued EITF Issue No. 03-06, Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. We do not believe that the adoption of this standard will have an impact on our computation of EPS.

In March 2004, the EITF reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Before you invest in our common stock, you should become aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus, including the documents incorporated in this prospectus by reference, before you decide whether to purchase the securities. The risks set out below may not be exhaustive.

We have a history of losses and we are uncertain as to our future profitability.

We recorded an operating loss of approximately $3.9 million for the year ended March 31, 2004, and we ended the period with an accumulated deficit of $152 million. In addition, we recorded operating losses of $12 million and $10 million for the fiscal years ended March 31, 2003 and 2002, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our stock price has been highly volatile.

The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

  actual or anticipated fluctuations in our operating results;
  announcements of technical innovations;
  future legislation or regulation of the Internet and or voice over Internet protocol (VoIP);
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

We continue to devote substantially all of our resources to the promotion, distribution and development of our Packet8 service rather than to our semiconductor business. As such, our future growth and profitability will be dependent on revenue from our Packet8 service, as opposed to revenue from the semiconductor business, which has historically accounted for a substantial portion of the Company's consolidated revenues.

Semiconductor and related software revenues represented approximately 83% and 88%, respectively, of the Company's consolidated revenues for fiscal 2004 and 2003. However, these revenues have not been sufficient to profitably operate the semiconductor business. Therefore, we have reduced the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of-life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort, prior to the aforementioned transaction, were $0 and $1.1 million during the fiscal years ended March 31, 2004 and 2003, respectively, representing approximately 0% and 12% of revenues of the semiconductor business and 0% and 10.5% of 8x8's consolidated revenues for such periods. As a result of the transfer of this development effort to Leadtek, this development revenue ceased. In January 2004, we initiated an end-of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business remains a continuing operation and will continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as percentage of our consolidated revenues.

Revenues from the hosted iPBX solutions business represented approximately 3% and 8% of the Company's consolidated revenues for fiscal 2004 and 2003, respectively. In July 2003, we sold our European subsidiary, Centile Europe S.A., and licensed, on a non-exclusive basis, our iPBX technology to the purchaser. In March 2004, we announced the Packet8 Virtual Office service, which includes technologies previously offered as part of the hosted iPBX solutions business.

We have only been selling our Packet8 service for a limited period and there is no guarantee that Packet8 will gain broad market acceptance.

We have only been selling our Packet8 service since November 2002. Given our limited history with offering this service, there are many difficulties that we may encounter, including regulatory hurdles, discussed below, and other problems that we may not anticipate. To date, we have not generated significant revenue from the sale of our VoIP telephony products and services, including our Packet8 service, and there is no guarantee that we will be successful in generating significant revenues or achieving profitability. If we are not able to generate significant revenues selling into the VoIP telephony market, our business and operating results would be seriously harmed.

The success of our Packet8 service is dependent on the growth and public acceptance of VoIP telephony.

The success of our Packet8 voice and video communications service is dependent upon future demand for VoIP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not grow.

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

Our gross margin is affected by a number of factors including product mix, the recognition of license and royalty revenues for which there may be little or no corresponding cost of revenues, product pricing, the allocation between international and domestic sales, the percentages of direct sales and sales to resellers, and manufacturing and component costs. In the likely event that we encounter significant price competition in the markets for our products, we could be at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure.

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

The VoIP telephony market is subject to rapid technological change and we depend on new product introduction in order to maintain and grow our business.

VoIP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced VoIP telephony software products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

  the identification of market demand for new products;
  the scalability of our VoIP telephony software products;
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

The long and variable sales and deployment cycles for our VoIP telephony products may cause our revenue and operating results to vary.

Our Packet8 service has lengthy sales cycles, and we may incur substantial sales and marketing expenses and expend significant management effort without making a sale. A customer's decision to purchase our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. We do not possess the capital required to invest in extensive marketing or advertising campaigns that may be required in order to sell these products. In addition, the length of our sales cycles will vary depending on the type of customer to whom we are selling and the product being sold. Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely and will depend on various factors, including:

  the size of the network deployment;
  the complexity of our customers' network environments;
  our customers' skill sets;
  the hardware and software configuration and customization necessary to deploy our products; and
  our customers' ability to finance their purchase of our products.

As a result, it is difficult for us to predict the quarter in which our customers may purchase our VoIP telephony products, and our revenue and operating results may vary significantly from quarter to quarter.

Our success depends on third parties in our distribution channels.

We currently sell our products direct to consumers and through resellers, and are focusing efforts on increasing our distribution channels. Our future revenue growth will depend in large part on sales of our products through reseller and other distribution relationships. We may not be successful in developing additional distribution relationships. Agreements with distribution partners generally provide for one-time and recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition and results of operations.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our VoIP products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business.

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our videophones and VoIP terminal adaptors and that are used with our Packet8 service, we rely on the availability of our semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are currently not available from any other manufacturer.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

Our Packet8 service depends on the availability of third party network service providers that provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for our customers. Many of these network service providers are financially affected by the downturn in the telecommunications industry and may be forced to terminate the services that we depend on. The time to interface our technology to another network service provider, if available, and qualify this new service could have a material adverse effect on our business, operating results, and financial condition.

While we believe that relations with our current service provider are good and we have a contract in place, there can be no assurance that this service provider will be able or willing to supply services to us in the future or that we will be successful in signing up alternative or additional providers. While we believe that we could replace our current provider, if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

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

Many of the potential customers for our Packet8 service have requested that our products and services be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition, and results of operations.

We may have difficulty identifying the source of the problem when there is a problem in a network.

Our Packet8 service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our Packet8 service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

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

Many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. Many also have greater name recognition and a larger installed base of customers than we have. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results, and financial condition.

If we do not develop and maintain successful partnerships for VoIP telephony products, we may not be able to successfully market our solutions.

We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. VoIP telephony communication systems are extremely complex and few, if any, companies possess all the required technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

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

There has been substantial litigation in the semiconductor, electronics, and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us.

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

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on standards such as SIP, H.323, MGCP and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our VoIP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

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

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state regulatory agencies. On February 12, 2004, the FCC initiated a notice of public rule-making to update FCC policy and consider the appropriate regulatory classification for VoIP and other IP enabled services. On February 11, 2004, the California Public Utilities Commission (CPUC) initiated an investigation into voice over IP providers. As a tentative conclusion of law, the CPUC stated that they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. There is risk that a regulatory agency requires us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which Packet8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet. There is also risk that specific E911 requirements imposed by a regulatory agency may impede our ability to offer service in a manner that conforms to these requirements. While we are developing technologies that seek to provide access to emergency services in conjunction with our IP communications offerings, the existing requirements, which are tethered to and dependent upon the legacy PSTN network, neither work in an IP environment nor take advantage of the significantly enhanced capabilities of the IP network.

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

We have already been contacted by several state regulatory authorities regarding our Packet8 service. On September 11, 2003, we received a letter from the Public Service Commission of Wisconsin (the WPSC) notifying us that the WPSC believes that we, via our Packet8 voice and video communications service, are offering intrastate telecommunications services in the state of Wisconsin without certification of the WPSC. According to the WPSC's letter, it believes that we cannot legally provide Packet8-based resold intrastate services in Wisconsin without certification of the WPSC. In addition, the Commission believes that Packet8 bills for intrastate services to Wisconsin customers are void and not collectible. The letter also states that if we do not obtain certification to offer intrastate telecommunications services, the matter will be referred to the State of Wisconsin Attorney General for enforcement action. The letter also states that even if the Company were certified by the WPSC, the previous operation without certification may still subject the Company to referral to the State of Wisconsin Attorney General for enforcement action and possible forfeitures. We consulted with counsel and have responded to the WPSC and disputed their assertions. While we do not believe that the potential amounts of any forfeitures would be material to us, if we are subject to an enforcement action, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

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

On September 22, 2003, we also received a letter from the California Public Utilities Commission (CPUC). The correspondence alleges that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. We consulted with regulatory counsel and have responded to the CPUC and disputed their assertions and did not file the requested application. In our response to the state of California, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. In January 2004, the CPUC issued a statement that stated that it was pulling back from its immediate enforcement approach against IP telephony service providers, and was establishing a more deliberative process to set regulations. On February 11, 2004, the CPUC approved a formal investigation and rulemaking into VoIP providers. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process.

Most recently, on May 19, 2004, in response to a 2003 complaint case brought by Frontier Telephone of Rochester against Vonage, the New York State Public Service Commission, or NYPSC concluded that Vonage is a telephone corporation as defined by New York law and must obtain a Certificate of Public Convenience and Necessity, which represents the authorization of the PSC to provide telephone service in New York. The NYPSC will allow a forty-five day period in which Vonage can identify and seek waivers of any rules that it believes should not apply. Vonage will be required to provide 911 service in some form, and will be required to file a schedule of its rates. Currently, this decision applies only to Vonage. While this ruling applies only to Vonage and not to us, if we are subject to regulation by the NYPSC, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

We may be subject to liabilities for past sales and our future sales may decrease.

In accordance with current industry practice, we do not collect state and federal telecommunications taxes, other than federal excise tax, or other telecommunications surcharges with respect to our Packet8 service. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition and operating results.

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

There may be risks associated with the lack of 911 emergency dialing with the Packet8 service.

We market the Packet8 service to our residential customers as a secondary line service, not a primary line service. We do not encourage our residential customers to use Packet8 as their only telephone service, due to the fact that the IP dialtone service is only as reliable as a customer's underlying data service (which is not provided by us). We play a recorded message to any of our customers who dial 911 from phones connected to the Packet8 service instructing them to hang up and either dial their local police/fire department directly from the phone on the Packet8 service, or to dial 911 from a phone connected to the traditional telephone network. However, there may be a risk of liability or future regulatory action with respect to the inability of customers to access local 911 emergency services from a telephone connected to Packet8 service.

To date, the FCC has not classified any interstate VoIP telephony service provider as a "telecommunications carrier," preferring instead to permit the nascent industry to grow. Under current federal law, providers of "information services" do not incur obligations to participate in 911 and E911 emergency calling systems. However, there is no guarantee that the FCC's interpretations and the relevant federal law will not change in a manner that may increase our cost of doing business or otherwise adversely affect our ability to deliver the Packet8 service.

We are currently working on ways to deliver E911 services to our subscribers. However, many of the technical issues related to the mobility of IP endpoints may hamper the effectiveness of such a solution. Also, the rollout of E911 services to our subscribers will occur over time, and we cannot guarantee that 911 service will be available to all of our subscribers, or to subscribers outside of the United States. We are also developing ways to directly connect IP calls to emergency services, but there is no guarantee that these new technologies will work or that regulatory authorities will find these new methods acceptable for the handling of emergency call traffic.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

The operation of our Packet8 service depends on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because our services may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other loss to our customers. Although we attempt to disclaim liability in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss. In addition, we may provide our customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments as a result of service interruptions, we may be obligated to provide credits, generally in the form of free service for a short period of time, to our customers, which could negatively affect our operating results.

Consumer access to our websites directly affects our ability to sign new subscribers and the account management services we offer and thus affects our service revenues. We experience occasional system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders or providing services to consumers, which may reduce our service revenues and the attractiveness of our products and services. If we are unable to continually add additional software and hardware and upgrade our systems and network infrastructure in an effective manner, it could cause service interruption and adversely affect our ability to deliver the Packet8 service.

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

Our success depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as the Packet8 subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt, we could lose customers and this could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced losses due to subscriber fraud and theft of service.

Subscribers have obtained access to the Packet8 service without paying for monthly service and international toll calls by unlawfully using our authorization codes and submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been significant. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

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

Sales to customers outside of the United States during the years ended March 31, 2004, 2003 and 2002 were 71%, 62%, and 61%, respectively, of total revenues. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2004         2003         2002
                                             -----------  -----------  -----------
United States.............................. $     2,728  $     4,218  $     5,777
Europe.....................................       1,309        2,657        4,126
Taiwan.....................................       4,163        1,569        2,026
Japan......................................         568          919        1,119
Other......................................         540        1,640        1,643
                                             -----------  -----------  -----------
                                            $     9,308  $    11,003  $    14,691
                                             ===========  ===========  ===========

Substantially all of our products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and other trade barriers, potentially adverse tax consequences, fluctuations in currency exchange rates, greater difficulty in collecting accounts receivable and longer collection periods, the impact of recessions in economies outside of the United States, and difficulty in staffing and managing foreign operations. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. Taiwan in particular is subject to a high rate of natural disasters, such as earthquakes or typhoons, which could have significant impact on our suppliers and customers due to a delay in operations within that country. In addition, Taiwan's tenuous relationship with mainland China is a source of continuing concern due to potential hostilities. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results, and financial condition.

We may need to raise additional capital to support our operations.

As of March 31, 2004, we had cash and cash equivalents and restricted cash of approximately $14 million. Unless we achieve and maintain profitability, we will need to raise additional capital in fiscal 2006. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on May 13, 2004, our common stock had a closing bid price of $2.40 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 13, 2004, based on our closing price as of that day, the market value of our securities approximated $92 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 8x8, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, as of April 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP

San Jose, California
May 14, 2004

8X8, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 March 31,
                                                             --------------------
                                                               2004       2003
                                                             ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  13,249  $   3,371
  Restricted cash..........................................       800         --
  Short term investments...................................        --        208
  Accounts receivable, net of allowance of
   $135 and $141, respectively.............................       608      1,290
  Inventory................................................        98        352
  Other current assets.....................................       645        595
                                                             ---------  ---------
          Total current assets.............................    15,400      5,816
Property and equipment, net................................       158        841
Other assets...............................................        13         48
                                                             ---------  ---------
                                                            $  15,571  $   6,705
                                                             =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $     854  $     652
  Accrued compensation.....................................       415        847
  Accrued warranty.........................................       194        428
  Deferred revenue.........................................       547        545
  Other accrued liabilities................................       559      1,174
  Income taxes payable.....................................       216        226
                                                             ---------  ---------
          Total current liabilities........................     2,785      3,872
                                                             ---------  ---------
Contingently redeemable common stock.......................        --        669
                                                             ---------  ---------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: 1 share at March 31, 2004
      and March 31, 2003...................................        --         --
  Common stock, $0.001 par value:
     Authorized: 100,000,000 shares at March 31, 2004
      and March 31, 2003;
     Issued and outstanding: 38,315,769 shares
      at March 31, 2004 and 28,470,987 shares
      at March 31, 2003....................................        38         28
Additional paid-in capital.................................   164,469    150,827
Deferred compensation......................................        (3)       (12)
Accumulated deficit........................................  (151,718)  (148,679)
                                                             ---------  ---------
          Total stockholders' equity.......................    12,786      2,164
                                                             ---------  ---------
                                                            $  15,571  $   6,705
                                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Year Ended March 31,
                                                         -------------------------------
                                                           2004       2003       2002
                                                         ---------  ---------  ---------
Product revenues....................................... $   2,679  $   5,739  $   6,044
License and service revenues...........................     6,629      5,264      8,647
                                                         ---------  ---------  ---------
          Total revenues...............................     9,308     11,003     14,691
                                                         ---------  ---------  ---------
Cost of product revenues...............................     1,768      2,781      2,626
Cost of license and service revenues (includes $1,164,.
   $0 and $0 of stock-based compensation expense)......     2,594      1,509        197
                                                         ---------  ---------  ---------
          Total cost of revenues.......................     4,362      4,290      2,823
                                                         ---------  ---------  ---------
          Gross profit.................................     4,946      6,713     11,868
                                                         ---------  ---------  ---------
Operating expenses:
  Research and development.............................     2,747      7,835     12,559
  Selling, general and administrative..................     6,060      7,441      8,560
  Amortization of intangibles..........................        --         --        763
  Restructuring and other charges......................        --      3,437         --
                                                         ---------  ---------  ---------
          Total operating expenses.....................     8,807     18,713     21,882
                                                         ---------  ---------  ---------
Loss from operations...................................    (3,861)   (12,000)   (10,014)
Other income, net......................................       822        597      1,029
Interest expense.......................................        --         --       (884)
                                                         ---------  ---------  ---------
Loss before provision for income taxes.................    (3,039)   (11,403)    (9,869)
Provision for income taxes.............................        --         --         15
                                                         ---------  ---------  ---------

Net loss before extraordinary gain.....................    (3,039)   (11,403)    (9,884)
Extraordinary gain on extinguishment of debt, net......        --         --        779
                                                         ---------  ---------  ---------
Net loss............................................... $  (3,039) $ (11,403) $  (9,105)
                                                         =========  =========  =========

Basic and diluted per share amounts:

  Net loss before extraordinary gain                    $   (0.09) $   (0.40) $   (0.36)
  Extraordinary gain on extinguishment of debt, net....        --         --       0.03
                                                         ---------  ---------  ---------
  Net loss............................................. $   (0.09) $   (0.40) $   (0.33)
                                                         =========  =========  =========

Basic and diluted shares outstanding...................    32,546     28,386     27,271
                                                         =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

                                                                           Notes                Accumulated
                                                                         Receivable               other
                                          Common Stock       Additional    from      Deferred   Comprehen-
                                       --------------------   Paid-in     Stock-    Compensa-      sive     Accumulated
                                         Shares     Amount    Capital     holders      tion        Loss      Deficit      Total
                                       -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2001............  26,680,726  $    27  $  150,015  $      (1) $     (174) $      (89) $ (128,146) $  21,632
Redemption of convertible
  subordinated debentures............   1,000,000       --         321         --          --          --         (25)       296
Issuance of common stock under
  stock plans........................     457,346       --         335         --          --          --          --        335
Issuance of common stock to debt
  holders to satisfy interest
  obligations........................      95,699       --          97         --          --          --          --         97
Forgiveness of note receivable.......      (5,556)      --          (1)         1          --          --          --         --
Deferred compensation related
  to stock options...................          --       --        (155)        --         144          --          --        (11)
Cumulative translation
  adjustment.........................          --       --          --         --          --         (10)         --         --
Net loss.............................          --       --          --         --          --          --      (9,105)        --
Total comprehensive loss.............          --       --          --         --          --          --          --     (9,115)
                                       -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2002............  28,228,215       27     150,612         --         (30)        (99)   (137,276)    13,234
Issuance of common stock under
  stock plans........................     242,772        1          88         --          --          --          --         89
Common stock no longer
  contingently redeemable............          --       --         144         --          --          --          --        144
Deferred compensation related
  to stock options...................          --       --         (17)        --          18          --          --          1
Cumulative translation
  adjustment.........................          --       --          --         --          --          99          --         --
Net loss.............................          --       --          --         --          --          --     (11,403)        --
Total comprehensive loss.............          --       --          --         --          --          --          --    (11,304)
                                       -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2003............  28,470,987       28     150,827         --         (12)         --    (148,679)     2,164
Issuance of common stock under
  stock plans........................   1,445,438        2       1,880         --          --          --          --      1,882
Sale of common stock and warrants in
  financing transactions.............   4,899,773        4       7,896         --          --          --          --      7,900
Issuance of common stock on exercise
  of warrants........................   3,499,571        4       1,895         --          --          --          --      1,899
Stock compensation charge............          --       --       1,308         --          --          --          --      1,308
Common stock no longer
  contingently redeemable............          --       --         669         --          --          --          --        669
Deferred compensation related
  to stock options...................          --       --          (6)        --           9          --          --          3
Net loss.............................          --       --          --         --          --          --      (3,039)        --
Total comprehensive loss.............          --       --          --         --          --          --          --     (3,039)
                                       -----------  -------  ----------  ---------  ----------  ----------  ----------  ---------
Balance at March 31, 2004............  38,315,769  $    38  $  164,469  $      --  $       (3) $       --  $ (151,718) $  12,786
                                       ===========  =======  ==========  =========  ==========  ==========  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             Year Ended March 31,
                                                                        -------------------------------
                                                                          2004       2003       2002
                                                                        ---------  ---------  ---------
Cash flows from operating activities:
  Net loss............................................................ $  (3,039) $ (11,403) $  (9,105)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization.....................................       565      1,780      3,862
    Extraordinary gain due to debt redemption ........................        --         --       (779)
    Stock compensation expense........................................     1,311          1        (11)
    Gain on sale of investments, net..................................        --         --       (131)
    Non-cash portion of restructuring and other charges...............        --      2,273         --
    Gain on sale of Centile Europe SA.................................      (790)        --         --
    Other.............................................................       (69)       204         26
  Changes in assets and liabilities, net of effects
    of businesses sold:
      Accounts receivable.............................................       682        (71)     1,668
      Inventory.......................................................       325        298        501
      Other current and noncurrent assets.............................       (91)        64      1,607
      Accounts payable................................................       263        104       (839)
      Accrued compensation............................................      (258)      (249)      (610)
      Accrued warranty................................................      (234)        (1)       (47)
      Deferred revenue................................................         2     (1,876)    (3,482)
      Other accrued liabilities.......................................      (239)        93       (579)
      Income taxes payable............................................       (10)       (54)       (26)
                                                                        ---------  ---------  ---------
         Net cash used in operating activities........................    (1,582)    (8,837)    (7,945)
                                                                        ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment..............................      (106)      (137)      (172)
  Proceeds from sale of investments...................................        --         --        543
  Proceeds from the sale of equipment.................................        79         42        116
  Restricted cash (increase) decrease.................................      (800)        --         --
  Proceeds from sale of Centile Europe SA, net........................       398         --         --
  Short-term investments--trading activity, net.......................       208       (208)        --
                                                                        ---------  ---------  ---------
         Net cash (used in) provided by investing activities..........      (221)      (303)       487
                                                                        ---------  ---------  ---------
Cash flows from financing activities:
  Debt repayments.....................................................        --         --     (4,581)
  Proceeds from equity financing transactions, net....................     9,799         --         --
  Proceeds from issuance of common stock under employee benefit plans.     1,882         89        335
                                                                        ---------  ---------  ---------
         Net cash provided by (used in) financing activities..........    11,681         89     (4,246)
                                                                        ---------  ---------  ---------
Net decrease in cash and cash equivalents.............................     9,878     (9,051)   (11,704)
Cash and cash equivalents, beginning of year..........................     3,371     12,422     24,126
                                                                        ---------  ---------  ---------
Cash and cash equivalents, end of year................................ $  13,249  $   3,371  $  12,422
                                                                        =========  =========  =========
Supplemental and non-cash disclosures:
  Income taxes paid................................................... $      --  $      36  $      12
                                                                        =========  =========  =========
  Interest paid....................................................... $      --  $      --  $     204
                                                                        =========  =========  =========
  Common stock issued to satisfy interest obligations................. $      --  $      --  $      97
                                                                        =========  =========  =========
   Issuance of shares and repricing of warrants in
     connection with the debt extinguishment.......................... $      --  $      --  $   1,109
                                                                        =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc., or 8x8, and its subsidiaries (collectively, the Company) develop and market communication technology and services for internet protocol or, IP, telephony and video applications. The Company was incorporated in California in February 1987, and in December 1996 was reincorporated in Delaware. In August 2000, the Company changed its name from 8x8, Inc. to Netergy Networks, Inc. The Company changed its name back to 8x8, Inc. in July 2001. The Company formed two subsidiaries in fiscal 2001, Centile, Inc. and Netergy Microelectronics, Inc.

The Company offers the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. The Packet8 voice and video communications service (Packet8) enables broadband internet users to add digital voice and video communications services to their high-speed internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and real-time online billing. In addition, 8x8 offers a videophone for use with the Packet8 service.

In fiscal 2004 substantially all of the Company's revenues were generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2004, the Company was focused on its VoIP semiconductor business (through its subsidiary Netergy Microelectronics, Inc.) and hosted iPBx solutions business (through its subsidiary Centile, Inc.). In late fiscal 2003, the Company began to devote more of its resources to the promotion, distribution and development of the Packet8 voice and video communications service than to its existing semiconductor business or hosted iPBX solutions business. The Company completed several transactions during fiscal 2004 to license and sell technology and assets of these businesses, including the sale of its hosted iPBX research and development center in France, the sale and license of its next generation video semiconductor development effort, and the license of technology and manufacturing rights for its VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, the Company announced the end of life of its VoIP semiconductor products, and began accepting last time buy orders from customers. The Company continues to own the voice and video technology related to the semiconductor and IP PBX businesses, utilizes this technology in the Packet8 service offering, and continues to sell or license this technology when the opportunity is in its best interest.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2004 refers to the fiscal year ended March 31, 2004).

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash and cash equivalents will be sufficient to finance the Company's operations for the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes, restructuring and impairment charges, and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

REVENUE RECOGNITION

VoIP Service Revenue

The Company defers revenue recognition of new subscriber revenue from Packet8 until it deems that the customer has accepted the service. New customers may terminate their service within thirty days of activation and receive a full refund of fees previously paid. As the Company has been providing its Packet8 service for a limited period of time, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company may defer new subscriber revenue for up to sixty days to ensure that the thirty day activation period has expired.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provision of the Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21 the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter, and subscriber services. Revenues allocated to the desktop terminal adapter are recognized as product revenues at the end of thirty days after activation, providing the customer does not cancel their Packet8 service. All other revenues are recognized as license and service revenues when the related services are provided.

Product revenue

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

Investments classified as available-for-sale are reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet. At March 31, 2004 and 2003, there were no investments classified as available-for-sale.

Investments classified as trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Realized gains and losses are determined using the specific identification method based on the trade date of a transaction. The Company had $208,000 of investments classified as trading securities at March 31, 2003, and no investments classified as trading securities at March 31, 2004.

RESTRICTED CASH

Restricted cash represents amounts held in certificates of deposit to support stand-by letters of credit used as security for third party vendors.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product Inventory at March 31, 2004 and 2003 was comprised of the following:

                                                                      March 31,
                                                                --------------------
                                                                  2004       2003
                                                                ---------  ---------
                                                                  (in thousands)
  Raw materials and work-in-process...........................        57        147
  Finished goods..............................................        41        205
                                                                ---------  ---------
                                                               $      98  $     352
                                                                =========  =========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2004 and 2003, was comprised of the following components:

                                                                     March 31,
                                                                --------------------
                                                                  2004       2003
                                                                ---------  ---------
                                                                  (in thousands)
  Machinery and computer equipment............................ $   4,233  $   7,378
  Furniture and fixtures......................................       693        847
  Licensed software...........................................     2,613      4,142
  Leasehold improvements......................................       903        914
                                                                ---------  ---------
                                                                   8,442     13,281
Less: accumulated depreciation and amortization...............    (8,284)   (12,440)
                                                                ---------  ---------
                                                               $     158  $     841
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

WARRANTY EXPENSE

The Company accrues for estimated product warranty cost upon revenue recognition. Accruals for product warranties are calculated based on the Company's historical warranty experience adjusted for any specific requirements.

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

ADVERTISING COSTS

 Advertising costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $174,000, $508,000, and $1.6 million as of March 31, 2004, 2003, and 2002, respectively. During the year ended March 31, 2003, the Company substantially completed the liquidation of its investment in its Canadian operations acquired in conjunction with the acquisition of U|Force, Inc. in June 2000. As a result, the $92,000 attributable to that entity and accumulated in the translation adjustment component of equity was removed and reported in other income. At March 31, 2004, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. At March 31, 2004, approximately 94% of the Company's cash equivalents were placed in an institutional money market fund of a reputable, U.S. based financial institution. The Company has not experienced any material losses relating to any investment instruments.

The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition, and for certain transactions requires collateral from its customers. For each of the three years ended March 31, 2004, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2004, two customers accounted for 29% and 17% of accounts receivable. At March 31, 2003, three customers accounted for 30%, 18% and 15% of gross accounts receivable.

The Company outsources the manufacturing of its semiconductor and system products to independent contract manufacturers. The inability of any contract manufacturer to fulfill supply requirements of the Company could materially impact future operating results, financial position or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company provides pro forma disclosure of net income and earnings per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net income and earnings per share amounts would have been as follows (in thousands, except per share amounts):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2004         2003         2002
                                             -----------  -----------  -----------
Net loss:                                   $    (3,039) $   (11,403) $    (9,105)
Add: Stock-based compensation expense
     included in reported net income.......       1,311            1          (11)
Deduct: Total stock-based compensation
        determined pursuant to SFAS No.123.      (2,113)      (4,446)      (9,483)
                                             -----------  -----------  -----------
Pro forma net loss (basic and diluted)      $    (3,841) $   (15,848) $   (18,599)
                                             ===========  ===========  ===========
As reported net loss per share............. $     (0.09) $     (0.40) $     (0.33)
Pro forma net loss per share............... $     (0.12) $     (0.56) $     (0.68)

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Net loss available to common stockholders was as follows (in thousands):

                                                          Year Ended March 31,
                                                   ---------------------------------
                                                      2004        2003       2002
                                                   -----------  ---------  ---------
Net loss......................................... $    (3,039) $ (11,403) $  (9,105)
Accretion of dividends on contingently
  redeemable common stock........................          --         --        (25)
                                                   -----------  ---------  ---------
Net loss available to common
  stockholders................................... $    (3,039) $ (11,403) $  (9,130)
                                                   ===========  =========  =========
As reported net loss per share                    $     (0.09) $   (0.40) $   (0.33)

Due to net losses incurred for all periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                          Year Ended March 31,
                                                   ---------------------------------
                                                      2004        2003       2002
                                                   -----------  ---------  ---------
Common stock options.............................       6,213      7,615      9,900
Warrants.........................................       2,319         --        701
                                                   -----------  ---------  ---------
                                                        8,532      7,615     10,601
                                                   ===========  =========  =========

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF issued EITF Issue No. 03-06, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company does not believe that the adoption of this standard will have an impact on its computation of EPS.

In March 2004, the EITF reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

2. PRIVATE PLACEMENTS

In July 2003, the Company completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received fully vested warrants with terms of five years to purchase 2,260,000 shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that new shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee to its placement agent in the transaction. In December 2003, all of the non-insider investors exercised their warrants using cashless exercise provisions, and as of December 31, 2003 the preemptive rights had terminated. As a result of the cashless exercises, the Company cancelled warrants to purchase 342,928 shares and issued 2,882,072 shares of common stock for which it received no proceeds.

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

As of March 31, 2004, warrants to purchase 2,319,263 common shares were still outstanding.

3. SALE OF CENTILE EUROPE SA

On July 1, 2003, Centile, Inc. sold its European subsidiary, Centile Europe SA (Centile Europe), to Sunleigh Investments Ltd., now Eurotel SAS (Eurotel), for a purchase price of 1,100,000 Euros or approximately $1,250,000. Eurotel acquired substantially all the assets and liabilities of the business, and the Company was obligated to pay certain liabilities incurred by Centile Europe prior to the closing date, which were not material. In addition, Eurotel received a non-exclusive license to Centile's IPBX technology, and also received exclusivity for the European market for one year subsequent to the closing date. Correspondingly, Eurotel agreed that Centile, Inc. would have exclusivity for the North American market for the same period. Under the acquisition agreement, Eurotel was obligated to pay the purchase price, net of amounts withheld for pre-closing obligations, in installments through December 31, 2003. The Company and Eurotel disagreed over certain adjustments that Eurotel has made to the purchase price, but neither party has commenced arbitration or litigation proceedings. The Company recognized a gain on this transaction of $790,000 during the quarter ended September 30, 2003. In October 2003, the Company collected $460,000, which was reflected in the gain computation. The additional $330,000 recognized was due to net liabilities assumed by Eurotel as part of the Centile Europe acquisition. The Company will recognize any additional payments by Eurotel if and when collected.

Revenues attributable to the operations of Centile Europe approximated $20,000 $446,000 and $220,000 for the years ended March 31, 2004, 2003 and 2002. Operating losses attributable to the operations of Centile Europe approximated $400,000 $1.4 million and $2.3 million for the years ended March 31, 2004, 2003 and 2002.

4. RESTRUCTURING AND OTHER CHARGES

During the third and fourth quarters of fiscal 2003, the Company continued its cost reduction activities to better align expense levels with current revenue levels and ensure conservative spending during the current economic downturn. As a result of these activities, the Company recorded restructuring and other asset impairment charges of approximately $3.4 million. These charges included severance and benefits of approximately $1.2 million, as the Company reduced its workforce, under voluntary and involuntary separation plans, by thirty-two employees or thirty percent. The majority of the affected employees were employees of the semiconductor business based in Santa Clara, California and Marlow, United Kingdom and included employees from sales and marketing and research and development, as well as four executives of the Semiconductor business. Severance of approximately $325,000 attributable to involuntary terminations was paid during the year ended March 31, 2003.

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

In the fourth quarter of fiscal 2003, the Company also implemented a plan to reduce the workforce at its Sophia Antipolis, France office by ten employees or seventy percent. This downsizing and its potential impact on the iPBX business prompted an assessment of the key assumptions underlying our goodwill valuation judgments. As a result of the analysis, the Company determined that an impairment charge of $1.5 million was required because the estimated fair value of the goodwill was less than the book value of the goodwill that arose from the acquisition of Odisei S.A. in fiscal 2000.

The following table illustrates the charges, credits and balances of the restructuring reserves as of March 31, 2004 and 2003, and summarizes impairment charges (in thousands) recorded in fiscal 2003:

                                  Total       Cash      Non-Cash    Liability at     Cash    Liability at
                                 Charges    Payments    Charges    March 31, 2003  Payments  March 31, 2004
                                ----------  ---------  ----------  --------------  --------  -------------
Restructuring Charges:
 Severance.................... $    1,177  $  (1,002) $       --  $          175  $   (175) $          --
 Facility related.............        508       (161)       (273)             74       (33)            41
                                ----------  ---------  ----------  --------------  --------  -------------
   Total restructuring charges      1,685     (1,163)       (273)            249      (208)            41
                                ----------  ---------  ----------  --------------  --------  -------------
Asset Impairments:
 Fixed Assets.................        212         --        (212)             --        --             --
 Goodwill.....................      1,539         --      (1,539)             --        --             --
                                ----------  ---------  ----------  --------------  --------  -------------
   Total impairment charges...      1,751         --      (1,751)             --        --             --
                                ----------  ---------  ----------  --------------  --------  -------------
   Total restructuring and
     impairment charges....... $    3,436  $  (1,163) $   (2,024) $          249  $   (208) $          41
                                ==========  =========  ==========  ==============  ========  =============

5. ADOPTION OF SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

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

                                                        Year Ended March 31,
                                                   ---------------------------------
                                                      2004        2003       2002
                                                   -----------  ---------  ---------
Reported net loss ............................... $    (3,039) $ (11,403) $  (9,105)
Add back: Goodwill and intangibles amortization..          --         --        763
                                                   -----------  ---------  ---------
Adjusted net loss................................ $    (3,039) $ (11,403) $  (8,342)
                                                   ===========  =========  =========
Basic and diluted earnings per share:
  Reported net loss per share.................... $     (0.09) $   (0.40) $   (0.33)
  Goodwill and intangibles amortization..........          --         --       0.03
                                                   -----------  ---------  ---------
Adjusted net loss per share...................... $     (0.09) $   (0.40) $   (0.30)
                                                   ===========  =========  =========

In accordance with SFAS No. 142, 8x8 is required to perform an annual impairment test for goodwill. As described in Note 4 above, the Company recorded a $1.5 million goodwill impairment charge in the fourth quarter of fiscal 2003.

6. DEBT

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

Contingently Redeemable Common Stock

Under the terms of the registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock associated with the extinguishment described above, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it did not comply with the Maintenance Requirements in the future, it may be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The remaining shares held by the lenders at March 31, 2003 and March 31, 2002 were recorded at their potential redemption values of $669,000 and $813,000, respectively, and classified as contingently redeemable common stock due to the redemption rights described above. The redemption rights expired in December 2003, and as of December 31, 2003, the amount recorded as contingently redeemable common stock was reclassified to equity.

The approximately $25,000 difference between the potential redemption value of the shares held by the lenders at March 31, 2002 and the value of those shares on the date of issuance was treated as a deemed dividend and included as an adjustment to net income (loss) available to common stockholders for purposes of calculating the Company's net income (loss) per share for fiscal 2002.

7. DISPOSITION OF VIDEO MONITORING PRODUCT LINE

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

At signing, the Company's continuing obligations under the License and Development Agreements included: (i) providing future updates and upgrades to the licensed technology, if any, over the initial three-year term of the License Agreement (the Maintenance Obligations) and (ii) certain potential obligations to assist Interlogix in the development of future products (the Development Obligations). The Company deferred the recognition of the approximately $3.9 million of revenue ascribed to the license of video monitoring technology to Interlogix until the Development Obligations expired in the quarter ended March 31, 2001. Upon expiration of the Development Obligations, the Company commenced recognition of the previously deferred revenue and recognized the revenue ratably over the license term, which expired in May 2003, due to the remaining Maintenance Obligations.

8. TRANSACTIONS WITH RELATED PARTIES

Strategic Relationship with STMicroelectronics NV

During the fourth quarter of fiscal 2000, the Company sold 3.7 million shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share and received net proceeds of $27.7 million. In December 2003, STM's representative on our Board resigned and STM subsequently began to sell on the open market shares of our common stock that it was holding. As a result, STM ceased to be a related party of the Company as of December 31, 2003. During the first nine months of fiscal 2004, the Company purchased approximately $150,000 of semiconductors from a subsidiary of STM and paid a subsidiary of STM $237,500 for non-recurring engineering services. During fiscal 2003, such purchases approximated $550,000. As of March 31, 2003, the Company had recorded liabilities to STM of $392,000 for semiconductor purchases and purchase commitments and engineering services.

Other Transactions

In March 2002, 8x8's board of directors (the Board) authorized the Company to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by its then Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds were always held in investment accounts in the Company's name and all benefits belong to 8x8. The Company invested in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts were not used to trade in the Company's own stock. Under the arrangement, the Company was required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, the Company had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003. In January 2004, the arrangement with Mr. Parkinson was terminated and the Company's securities trading accounts were closed.

9. INCOME TAXES

The Company's loss before income taxes included $30,000, $65,000, and $161,000 of foreign subsidiary income for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

The components of the consolidated provision for income taxes consisted of the following (in thousands):

                                                         Year Ended March 31,
                                                   ---------------------------------
                                                      2004        2003       2002
                                                   -----------  ---------  ---------
Current:
  Federal........................................ $        --  $      --  $     (10)
  State..........................................          --         --         --
  Foreign........................................          --         --         25
                                                   -----------  ---------  ---------
                                                  $        --  $      --  $      15
                                                   ===========  =========  =========

Deferred tax assets were comprised of the following (in thousands):

                                                                     March 31,
                                                                --------------------
                                                                  2004       2003
                                                                ---------  ---------
Research and development credit carryforwards................. $   5,667  $   5,459
Net operating loss carryforwards..............................    31,678     41,543
Inventory valuation...........................................       457        419
Reserves and allowances.......................................       490        349
Fixed assets and intangibles..................................    15,898         --
Other.........................................................        --      2,806
                                                                ---------  ---------
                                                                  54,190     50,576
Valuation allowance...........................................   (54,190)   (50,576)
                                                                ---------  ---------
          Total............................................... $      --  $      --
                                                                =========  =========

Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2004 and March 31, 2003.

At March 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $88 million and $32 million, respectively, which expire at various dates beginning in 2005 and continuing through 2024. The net operating loss carryforwards include approximately $9 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2004, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.1 million and $2.4 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2010 and continuing through 2017, while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                          Year Ended March 31,
                                                   ---------------------------------
                                                      2004        2003       2002
                                                   -----------  ---------  ---------
Benefit at statutory rate........................ $    (1,033) $  (3,877) $  (3,090)
State income taxes (benefit) before valuation
  allowance, net of federal effect...............        (177)      (684)       229
Non-deductible goodwill..........................          --        523        259
Discount on issuance of Common Stock.............          --         --        558
Research and development credits.................        (208)        --       (216)
Change in valuation allowance....................         904      4,030      2,302
Non-deductible compensation......................         522         --         (4)
Foreign rate differences.........................          (8)        --        (30)
Other............................................          --          8          7
                                                   -----------  ---------  ---------
                                                  $        --  $      --  $      15
                                                   ===========  =========  =========

10. COMMITMENTS AND CONTINGENCIES

Guaranties

Indemnifications

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

It is not possible to determine the maximum potential amount of the Company's exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position or cash flows.

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the year ended March 31, 2004, were as follows (in thousands):

Balance at April 1, 2003........... $     428
Accruals for warranties............        88
Settlements........................       (12)
Changes in estimates...............      (310)
                                     ---------
Balance at March 31, 2004.......... $     194
                                     =========

Standby letters of credit.

The Company has standby letters of credit totaling $800,000, which were issued to guarantee certain contractual obligations and outstanding purchase orders, and are secured by cash deposits at the Company's bank.

Purchase commitments

At March 31, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $2.6 million primarily related to inventory purchases.   These purchase commitments are reflected in the Company's consolidated financial statements once goods or services have been received or at such time when the Company is obligated to make payments related to these goods or services.

Leases

The Company leases its primary facility in Santa Clara, California under a non-cancelable operating lease agreement that expires in November 2004. The Company also has leased facilities in Arizona, France and Canada. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance, and normal maintenance costs. At March 31, 2004, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2005..........................................................       216
2006..........................................................         2
                                                                ---------
          Total minimum payments.............................. $     218
                                                                =========

Rent expense for the years ended March 31, 2004, 2003 and 2002, was $0.5 million, $1.5 million and $1.5 million, respectively.

The Company subleases office space under operating lease agreements expiring at various dates through 2007. The total future minimum rentals to be received under these noncancelable sublease agreements approximate $44,000 in fiscal 2005, $27,000 in fiscal 2006, $18,000 in fiscal 2007, and $12,000 in fiscal 2008.

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

The Company is also involved in various other legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, its operating results, financial position or cash flows could be adversely impacted.

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies. To date, the FCC has treated internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of internet service providers and the services they provide. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results.

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe that exposure to material amounts of fees or penalties exists, if we are subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its results of operations. The California Public Utilities Commission (CPUC) instituted its own investigation in early 2004 to determine how it will classify and treat VoIP service providers like Packet8.

The effect of potential future VoIP telephony laws and regulations on the Company's operations, including, but not limited to, Packet8, cannot be determined.

11. STOCKHOLDERS' EQUITY

Exchangeable Shares and Preferred Stock

In conjunction with the acquisition of U|Force, Inc. in June 2000, the Company agreed to issue up to 2,107,780 shares of 8x8 common stock upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by employee shareholders of U|Force stock. The Exchangeable Shares held by U|Force employees were subject to certain restrictions, including the Company's right to repurchase the Exchangeable Shares if an employee departed the Company prior to vesting. Upon vesting, the Exchangeable Shares were convertible into 8x8 common stock on a 1-for-1 basis. The Company also issued one share of preferred stock (the Special Voting Share) that provided holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible.

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

1996 Stock Plan

In June 1996, the Board of Directors adopted the 1996 Stock Plan (the 1996 Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders subsequently authorized increases in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan of 500,000 shares in June 1997 and 2,000,000 shares in August 2000. The 1996 Plan also provides for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase was 1,000,000 shares in each of fiscal 2004, 2003 and 2002. To date, this provision has resulted in increases in shares reserved for issuance under the 1996 Plan totaling 5,535,967. The 1996 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant.

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

Option activity under the Company's stock option plans since March 31, 2001, excluding the stock option plans of its subsidiaries, Netergy Microelectronics, Inc. and Centile, Inc. is summarized as follows:

                                                                   Weighted
                                                        Shares      Average
                                           Shares     Subject to   Exercise
                                          Available    Options       Price
                                          for Grant  Outstanding   Per Share
                                         ----------- ------------  ---------
Balance at March 31, 2001...............  2,906,198    7,731,891  $    5.24
Change in options available for grant...    (23,898)          --         --
Granted................................. (4,901,073)   4,901,073       1.09
Exercised...............................         --      (40,757)      0.01
Returned to plan........................  2,692,381   (2,692,381)      6.18
                                         ----------- ------------
Balance at March 31, 2002...............    673,608    9,899,826       2.95
Change in options available for grant...  1,370,187           --         --
Granted.................................   (857,800)     857,800       0.48
Exercised...............................         --      (53,040)      0.37
Returned to plan........................  3,089,997   (3,089,997)      3.05
                                         ----------- ------------
Balance at March 31, 2003...............  4,275,992    7,614,589       2.65
Change in options available for grant...                                 --
Granted................................. (2,420,000)   2,420,000       2.12
Exercised...............................         --   (1,445,438)      1.30
Returned to plan........................  2,375,843   (2,375,843)      2.64
                                         ----------- ------------
Balance at March 31, 2004...............  4,231,835    6,213,308  $    2.77
                                         =========== ============

Significant option groups outstanding at March 31, 2004 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

                     Options Outstanding                 Options Exercisable
                    ----------------------------------  -------------------------
                                Weighted    Weighted                   Weighted
                                 Average    Average                     Average
                                Exercise   Remaining                   Exercise
 Range of Exercise                Price   Contractual                    Price
      Prices          Shares    Per Share Life (Years)     Shares      Per Share
------------------- ----------  --------- ------------  ------------  -----------
$ 0.01 to $ 3.16... 4,653,134  $    1.63          7.8     2,090,208  $      1.71
$ 3.16 to $ 6.32... 1,061,268       3.94          7.1       722,702         3.77
$ 6.32 to $ 9.49...   174,406       7.44          3.4       165,561         7.41
$ 9.49 to $12.65...   266,000      11.50          4.5       255,287        11.48
$12.65 to $15.81...    23,500      14.59          6.2        22,602        14.59
$15.81 to $28.46...    35,000      21.19          4.5        35,000        21.19
                    ----------                          ------------
                    6,213,308                             3,291,360
                    ==========                          ============

The Company recognizes deferred compensation over the related vesting period of the options (which is generally forty-eight months). The Company recognized stock compensation expense in fiscal 2004 of $1.3 million, which was comprised of: i) $1,164,000 attributable to the change in option terms for certain employees that terminated employment, ii) $143,000 attributable to a change in option terms for a director of the Company upon his resignation from the Board, and iii) $3,000 of expense related to amortization of deferred compensation. Stock compensation expense in fiscal 2003 and 2002 was not significant. Deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

Netergy Microelectronics, Inc. 2000 Stock Option Plan

Netergy's 2000 Stock Option Plan (the Netergy Plan) was adopted in December 2000 by the Netergy Board of Directors with 5,000,000 shares reserved for issuance. The Netergy Plan provides for granting incentive stock options (ISO) to employees and nonstatutory stock options (NSO) to employees, directors, and consultants of Netergy. Options granted under the Netergy Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Netergy Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years. However, in the event of a change in control (as defined in the Netergy Plan document) vesting for certain options will be accelerated. Option activity during each of the three years ended March 31, 2004, was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------

Balance at March 31, 2001..........  1,828,000   3,172,000  $    0.50
Granted............................   (136,000)    136,000       0.50
Returned to plan...................    264,834    (264,834)      0.50
                                    ----------- -----------
Balance at March 31, 2002..........  1,956,834   3,043,166       0.50
Granted............................   (617,000)    617,000       0.50
Returned to plan...................  1,945,490  (1,945,490)      0.50
                                    ----------- -----------
Balance at March 31, 2003..........  3,285,324   1,714,676       0.50
Returned to plan.................... 1,714,676  (1,714,676) $    0.50
                                    ----------- -----------
Balance at March 31, 2004..........  5,000,000          --  $     --
                                    =========== ===========

Centile, Inc. 2001 Stock Option Plan

Centile's 2001 Stock Option Plan (the Centile Plan) was adopted in March 2001 by the Centile Board of Directors with 4,500,000 shares reserved for issuance. The Centile Plan provides for granting ISOs to employees and NSOs to employees, directors, and consultants of Centile. Options granted under the Centile Plan may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Centile Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted vest over four years. Option activity during each of the three years ended March 31, 2004, was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------

Balance at March 31, 2001..........    393,000   4,107,000 $     0.43
Granted............................   (846,000)    846,000       0.43
Exercised..........................         --          --         --
Returned to plan...................  2,688,000  (2,688,000)      0.43
                                    ----------- -----------
Balance at March 31, 2002..........  2,235,000   2,265,000       0.43
Granted............................    (96,000)     96,000       0.43
Exercised..........................         --          --         --
Returned to plan...................    459,128    (459,128)      0.43
                                    ----------- -----------
Balance at March 31, 2003..........  2,598,128   1,901,872       0.43
Returned to plan...................  1,901,872  (1,901,872) $    0.43
                                    ----------- -----------
Balance at March 31, 2004..........  4,500,000          --  $      --
                                    =========== ===========

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. During fiscal 2003, the Company suspended the Purchase Plan. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in increases of 416,589 and 281,583 shares issuable under the Purchase Plan during the fiscal years ended March 31, 2003 and 2002, respectively. During fiscal 2003 and 2002, 189,575 and 416,589 shares, respectively, were issued under the Purchase Plan.

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

Certain pro forma disclosures

The Company accounts for its stock plans in accordance with the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2004         2003         2002
                                             -----------  -----------  -----------
Net loss:
  As reported.............................. $    (3,039) $   (11,403) $    (9,105)
  Pro forma*............................... $    (3,841) $   (15,869) $   (18,588)
Basic and diluted loss per share:
  As reported.............................. $     (0.09) $     (0.40) $     (0.33)
  Pro forma................................ $     (0.12) $     (0.56) $     (0.68)

*The 2002 amount has been adjusted to reflect a correction to the forfeiture rate, which resulted in a reduction in the pro forma net loss for 2002 of $6.5 million.

For the purposes of the disclosure above, the fair value of each of the Company's option grants, excluding those options issued under the Netergy and Centile Plans, has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2004         2003         2002
                                             -----------  -----------  -----------
Expected volatility........................         174%         162%         135%
Expected dividend yield....................          --           --           --
Risk-free interest rate....................  2.5% to 3.6% 2.8% to 4.7% 3.5% to 4.9%
Weighted average expected option term......   4.9 years    5.1 years    5.1 years
Weighted average fair value of options
  granted.................................. $      2.02  $      0.45  $      0.96

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

                                               Year Ended March 31,
                                             ------------------------
                                                2003         2002
                                             -----------  -----------
Expected volatility........................          81%          67%
Expected dividend yield....................         0.0%         0.0%
Risk-free interest rate....................  2.8% to 4.8% 4.1% to 4.8%
Weighted average expected option term......   5.16 years   5.25 years
Netergy weighted average fair value
  of options granted....................... $      0.34  $      0.31
Centile weighted average fair value
  of options granted....................... $      0.29  $      0.26

For the purpose of providing pro forma disclosures, the estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

                                               Year Ended March 31,
                                             ------------------------
                                                2003         2002
                                             -----------  -----------
Expected volatility........................         162%         135%
Expected dividend yield....................        0.0%         0.0%
Risk-free interest rate....................        1.53%        3.82%
Weighted average expected rights term......   1.25 years   1.25 years
Weighted average fair value of rights
  granted.................................. $      0.30  $      1.16

12. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contributions were made in fiscal 2004 and fiscal 2003. The Company made matching contributions of $85,000 to the Savings Plan during fiscal 2002. The matching contributions vest over three years. The Savings Plan does not allow employee contributions to be invested in 8x8 common stock.

13. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. In the fourth quarter of fiscal 2001, management began evaluating the Company's results based on three reportable segments: Packet8 (formerly known as Corporate and Other), Netergy, which consisted of the semiconductor business, and Centile, which consisted of the hosted iPBX business. During the third quarter of fiscal 2004, the Company changed its internal reporting processes and determined that it had only one reportable segment, and ceased preparing operational data on the former segment basis. The change in internal reporting processes is consistent with the change in business focus as the Company is primarily focusing its efforts on its Packet8 broadband communications service.

The following table presents net revenues by groupings of similar products (in thousands).

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2004         2003         2002
                                             -----------  -----------  -----------
Revenues:
  Semiconductors and related software...... $     7,730  $     9,719  $    13,350
  Hosted iPBX Solutions....................         272          861          260
  Packet8, videophones/equipment and other.       1,306          423        1,081
                                             -----------  -----------  -----------
          Total revenues................... $     9,308  $    11,003  $    14,691
                                             ===========  ===========  ===========

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2004         2003         2002
                                             -----------  -----------  -----------
United States.............................. $     2,728  $     4,218  $     5,777
Europe.....................................       1,309        2,657        4,126
Taiwan.....................................       4,163        1,569        2,026
Japan......................................         568          919        1,119
Other......................................         540        1,640        1,643
                                             -----------  -----------  -----------
                                            $     9,308  $    11,003  $    14,691
                                             ===========  ===========  ===========

The majority of the Company's long-lived assets were located in the United States. Long-lived assets consist primarily of property and equipment and deposits. The following table illustrates long-lived assets by country (in thousands):

                                                                     March 31,
                                                                --------------------
                                                                  2004       2003
                                                                ---------  ---------
                                                                  (in thousands)

United States................................................. $     154  $     645
France........................................................         4        244
                                                                ---------  ---------
                                                               $     158  $     889
                                                                =========  =========

Two customers represented more than 10% of our total revenues in each of fiscal 2004 and 2003. These customers represented 26% and 16% of our total revenues in fiscal 2004 and 17% and 11% of our total revenues in fiscal 2003. During the fiscal year ended March 31, 2002, three customers represented more than 10% of our total revenues. These customers represented 13%, 13%, and 12% of our total revenues.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                      Balance   Additions
                                        at      Charged to             Balance
                                     Beginning  Costs and              at End
Description                           of Year   Expenses   Deductions  of Year
-----------------------------------  ---------  ---------  ---------  ---------
Allowance for doubtful accounts:
 Year ended March 31, 2002......... $     389  $       0  $     103  $     286
 Year ended March 31, 2003.........       286         20        165        141
 Year ended March 31, 2004.........       141          0          6        135

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                        QUARTER ENDED
                                        ------------------------------------------------------------------------------
                                        March 31, Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                                          2004      2003      2003      2003      2003      2002      2002      2002
                                        --------  --------  --------  --------  --------  --------  --------  --------
Total revenues........................ $  1,970  $  3,289  $  2,426  $  1,623  $  2,907  $  2,386  $  2,442  $  3,268
Cost of revenues......................    1,099     1,857       652       754     1,692       755       982       861
                                        --------  --------  --------  --------  --------  --------  --------  --------
Gross profit..........................      871     1,432     1,774       869     1,215     1,631     1,460     2,407
                                        --------  --------  --------  --------  --------  --------  --------  --------
Operating expenses:
  Research and development............      525       522       656     1,044     1,540     1,825     2,078     2,392
  Selling, general, and
    administrative....................    1,893     1,672     1,229     1,266     1,383     2,023     1,852     2,183
  Restructuring and other charges.....       --        --         --       --     2,097     1,340         --       --
                                        --------  --------  --------  --------  --------  --------  --------  --------
        Total operating expenses......    2,418     2,194     1,885     2,310     5,020     5,188     3,930     4,575
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations..................   (1,547)     (762)     (111)   (1,441)   (3,805)   (3,557)   (2,470)   (2,168)
Other income (expense), net...........       15         8       858       (59)       27        16       511        43
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss before income taxes..............   (1,532)     (754)      747    (1,500)   (3,778)   (3,541)   (1,959)   (2,125)
Provision for income taxes............       --        --        --        --        --        --        --        --
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)..................... $ (1,532)     (754)      747    (1,500)   (3,778)   (3,541)   (1,959)   (2,125)
                                        ========  ========  ========  ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic............................... $  (0.04) $  (0.02) $   0.02  $  (0.05) $  (0.13) $  (0.12) $  (0.07) $  (0.08)
  Diluted.............................    (0.04)    (0.02)     0.02     (0.05)    (0.13)    (0.12)    (0.07)    (0.08)
Shares used in per share calculations:
  Basic...............................   38,105    33,549    30,069    28,474    28,460    28,452    28,387    28,246
  Diluted.............................   38,105    33,549    31,213    28,474    28,460    28,452    28,387    28,246

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2004 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 9A. CONTROLS & PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this is included in the 2004 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 2004 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the 2004 Proxy Statement under the captions "Additional Information -- Security Ownership" and "Additional Information -- Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is set forth in the 2004 Proxy Statement under the captions "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

Information required by this Item is set forth in the 2004 Proxy Statement under the caption "Proposal 2 - Ratification of Selection of Independent Accountants - Independent Accountant Fees" and are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The information required by this item is included in Item 8.

(a)(2) Financial Statement Schedules. The information required by this item is included in Item 8.

(a)(3) Exhibits. The documents listed on the Exhibit Index appearing in this Report are filed herewith. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

(b) Reports on Form 8-K.

On January 29, 2004, the Company furnished a Form 8-K regarding the Company's financial results for the quarter ended December 31, 2003.

On January 29, 2004, the Company filed a Form 8-K regarding changes to the composition of the Company's Board of Directors.

On March 31, 2004, the Company filed a Form 8-K to provide an update to the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 28, 2004.

8X8, INC.
By: /s/ BRYAN R. MARTIN Bryan R. Martin, Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	May 28, 2004
/s/ JAMES SULLIVAN James Sullivan	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	May 28, 2004
/s/ BARRY ANDREWS Barry Andrews	President and Director	May 28, 2004
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 28, 2004
/s/ CHRISTOPHER MCNIFFE Christopher McNiffe	Director	May 28, 2004
/s/ DONN WILSON Donn Wilson	Director	May 28, 2004

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.2 (b)	Bylaws of Registrant.
3.4 (c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
10.1 (a)	Form of Indemnification Agreement.
10.2 (a)	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (d)	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (a)	1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (e)	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.6 (a)	Facility lease dated as of July 3, 1990 by and between Sobrato Interests, a California Limited Partnership, and the Registrant, as amended.
10.7 (f)	Fifth Amendment to Lease dated January 26, 1998 between Sobrato Interests and the Registrant.
10.8 (g)	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.9 (h)	License Agreement dated as of January 24, 2000, by and between the Registrant and STMicroelectronics, Inc.
10.10 (h)	Development Agreement dated as of January 24, 2000, by and between the Registrant and STMicroelectronics, Inc.
10.11 (i)	LX Video Development and License Agreement dated as of March 19, 2002, by and between the Registrant and STMicroelectronics N.V.
10.12 (i)	Investment Agreement dated April 1, 2002 by and between the Registrant and Joe Parkinson.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(a) Incorporated by reference to identically numbered exhibits filed in response to Item 16 (a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 333-15627), as amended, declared effective July 1, 1997.

(b) Incorporated by reference to exhibit 3.2 filed in response to Item 8, "Exhibits" of the Registrant's Form S-3 dated March 30, 2004.

(c) Incorporated by reference exhibits filed in response to Item 14(a), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001..

(d) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated November 7, 2000.

(e) Incorporated by reference to exhibit 4.2 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated November 7, 2000.

(f) Incorporated by reference exhibits filed in response to Item 14(a), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(g) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated July 17, 2000.

(h) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K/A filed on January 30, 2002.

(i) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 10-K filed on May 23, 2002.