Form 10-K/A
period 2004-03-31
8X8 INC /DE/
filed 2004-06-01
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2004 ("Form 10-K"), for the purpose of amending and restating Item 1 of Part I (Business) and Item 7 of Part II (Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

The exponential growth of the Internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end- user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Our Strategy

Our objective is to build a profitable, worldwide telephone company that provides rich media IP services with minimum infrastructure costs. We intend to bring the best possible voice and video products and services, at an affordable price, to consumers and businesses and enhance the ways in which these customers communicate.

Our strategy to accomplish this objective is to:

  Capitalize on our technological expertise to introduce new products and features. Over the past ten years, we have developed or acquired several core technologies that form the backbone of our video and voice over IP service and which we intend to use to develop product enhancements and future products. We developed the endpoint technologies used to provide video and voice service, and control the software and firmware that run these endpoint devices. As a result, we are able to update customer endpoints without any third party assistance.
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

Our Packet8 Solution

Packet8 is an Internet-based communication service that works on the Internet or virtually any Ethernet network in the world, and allows calls to or from any phone in the world, whether that phone is an IP phone or a regular public switched telephone network, or PSTN, phone on the PSTN network. Packet8 utilizes IP communication endpoints (i.e., a desktop adapter) which, when used in conjunction with the Packet8 network software and any standard telephone, enable plug and play installation and a familiar dialtone user interface. The Packet8 service also uses web-based technologies to enable account setup, account management, billing and customer support. We have developed substantially all of the underlying technologies of our Packet8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the Packet8 service, we currently resell private- branded telephone IP terminal adapters, which allow a regular analog telephone to be connected to an IP network, and IP videophones. These devices, which are manufactured by certain of our semiconductor customers, utilize our semiconductor technology and certain unique software modifications to the protocol and application code that enable them to take advantage of 8x8's Packet8 IP services platform. The designs of these devices are based on our semiconductor reference designs. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

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

PACKET8 VIRTUAL OFFICE BUSINESS TELEPHONE SERVICE

Our Packet8 Virtual Office business class telephone service was launched in March 2004 and is targeted at the small office, home office (SOHO) business market. Packet8 Virtual Office is an easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers, and provides features and services that neither can provide. Packet8 Virtual Office allows users anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to- extension dialing and ring groups, in addition to a rich variety of other business class PBX features normally found on dedicated PBX equipment.

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

DTA310 DESKTOP TERMINAL ADAPTER

Our DTA310 product is a telephone handset-to-Ethernet adapter that interfaces regular analog phones with IP-based telephony networks. The DTA-310 is installed by the subscriber at their premises and supports a single voice port with its own direct dial phone number. This adapter runs a variety of communication and network protocols, including SIP.

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

The FCC indicated that, in the future, it would consider the extent to which telephony providers could be considered "telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to Internet telephony providers as "telecommunications carriers." To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services such as ours. Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access charges, this decision may be reconsidered in the future. On February 12, 2004 the FCC began a Notice of Proposed Rulemaking (NPRM) process to institute a new examination of regulatory policy and how VoIP services should be classified. The FCC has indicated that this rulemaking may address, among other things, 911 requirements, disability access requirements, access charges, and universal service requirements. The FCC has further indicated that it will begin a separate rulemaking proceeding to consider the obligations of IP-based voice services providers and network providers under the Communications Assistance to Law Enforcement Act, which establishes federal requirements for wiretapping and other electronic surveillance capabilities. This NPRM process is currently underway (the latest information on this process is available from the FCC's VoIP website at http://www.fcc.gov/voip). We are unable to predict the outcome of this process at this time.

In addition to the NPRM process, several recent decisions by, and the outcome of the various proceedings pending before, the FCC may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. This petition was denied on April 14, 2004. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its "Free World Dialup," which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in the Telecommunications Act of 1996. This petition was granted on February 12, 2004. In September 2003, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission, MPUC, requiring Vonage to comply with state laws governing providers of traditional telephone service to be pre-empted because Vonage's broadband Internet telephony service is an information service. This petition is still pending. On February 5, 2004, SBC Communications Inc. filed two petitions with the FCC relating to IP communications. The first requests a declaratory ruling that all services offered on an IP platform are interstate information services, not telecommunications services, and that they are immune from state regulation as a result. The second requests that the FCC forbear from applying certain common carrier regulation to services offered on IP platforms. The FCC has sought public comment with respect to SBC's forbearance petition, and, under the Communications Act, the FCC must make a decision on the petition within one year of the petition's filing (with the possibility of a single 90-day extension available at the FCC's discretion). If the FCC does not act with respect to SBC's forbearance petition, the petition is deemed granted as a matter of law. The FCC has not yet requested comment with respect to SBC's petition for declaratory ruling, and it is not clear when the FCC will rule.

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

We have been contacted by several state regulatory authorities regarding our Packet8 service. By letter dated August 13, 2003, the Public Service Commission of Wisconsin (the WPSC) notified us that the WPSC believes that we, via our Packet8 voice and video communications service, are offering intrastate telecommunications services in the state of Wisconsin without certification from the WPSC. According to the WPSC's letter, it believes that we cannot legally provide Packet8-based resold intrastate services in Wisconsin without certification from the WPSC. In addition, the WPSC believes that Packet8 bills for intrastate services to Wisconsin customers are void and not collectible. The letter also states that if we do not obtain certification to offer intrastate telecommunications services, the matter will be referred to the State of Wisconsin Attorney General for enforcement action. The letter also states that even if we were certified by the WPSC, the previous operation without certification may still subject us to referral to the State of Wisconsin Attorney General for enforcement action and possible forfeitures. On October 15, 2003, we responded to the WPSC and disputed its assertions by asserting that we are an information services provider and not a telecommunications provider. While we do not believe that the potential amounts of any forfeitures would be material to us, if we are subject to an enforcement action, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

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

On September 22, 2003, the California Public Utilities Commission (CPUC) sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. After consultation with regulatory counsel, we responded to the CPUC, disputed its assertions and did not file the requested application. In our October 22, 2003 response to the CPUC, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC stated that, as a tentative conclusion of law, they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. The CPUC initiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC is considering a number of potential regulatory requirements, including contribution to state universal service programs, provision of 911 services, payment of access charges to interconnect with the PSTN and compliance with NANP protocols and basic consumer protection laws. The CPUC is also considering whether exempting VoIP providers from requirements applicable to traditional providers of voice telephony creates unfair competitive advantages, if the regulatory framework governing the provision of VoIP should vary based on the market served and whether VoIP providers should be subject to the current system of intercompany compensation arrangements. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process.

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

Regulation of the Internet

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2004, we had fifty-eight United States patents that have issued, and a number of United States and foreign patent applications pending, none of which we consider critical to our business. Our patents expire on dates ranging from 2009 to 2018. We cannot predict whether our pending patent applications will result in issued patents. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining technology leadership.

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

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding anticipated cost savings arising from the restructuring activities implemented during fiscal 2003; our assumptions underlying our critical accounting determinations concerning revenue, allowances for doubtful accounts, valuation of goodwill, allowances for deferred tax assets and reserves for legal contingencies; our expectations regarding future revenue mix; our expectations regarding customer concentrations; factors that could impact our gross margins; efforts to raise additional financing; commitment of resources, and reduction in operating costs including the possible sale or cessation of certain business segments and the possible further reduction of personnel and suspension of salary increases and capital expenditures. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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
                                                       ======  =======  =======

REVENUES

Product revenues consist of revenues from the sales of semiconductors, sales of our system products such as hosted iPBX media hub systems, VoIP terminal adapters and videophone systems, and product revenues attributable to our Packet 8 service. Semiconductor sales consist of both videoconferencing semiconductor sales and VoIP semiconductor sales. Product revenues were $2.7 million in fiscal 2004, a decrease of approximately $3.1 million from the $5.7 million recorded in fiscal 2003. The decrease in fiscal 2004 was due primarily to a $2.8 million decline in sales of our semiconductor products, consisting of a $2.5 million decrease in videoconferencing semiconductor sales combined with a $300,000 decrease in VoIP semiconductor sales. The decrease in videoconferencing semiconductor sales was attributable to a decrease in unit shipments due to the end of life of those products and completion of final shipments of such products in the first quarter of fiscal 2004. Total videoconferencing semiconductor product revenues were $530,000 and $3.1 million for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease in VoIP semiconductor revenue was attributable to a decrease in unit shipments combined with a decrease in average selling prices (ASPs). Revenues from system products decreased approximately $264,000 in fiscal 2004 as compared to fiscal 2003 due to decreases in sales of media hubs used with our hosted iPBX product and videophone sales offset by an increase in product revenues attributable to the Packet8 service.

Product revenues were $5.7 million in fiscal 2003, a decrease of $300,000 from the $6 million reported in fiscal 2002. The decrease in fiscal 2003 was due to a $1.1 million decrease in videoconferencing semiconductor sales, offset by a $300,000 increase in VoIP semiconductor sales and a $500,000 increase in sales of videophones and media hub systems. The significant decrease in videoconferencing semiconductor revenues was due primarily to a slight decrease in unit shipments, combined with decreases in ASPs. The decrease in unit shipments of our videoconferencing semiconductors as compared to the prior year is primarily attributable to our announcement during fiscal 2003 that we were ceasing future production of our videoconferencing semiconductors. Our remaining videoconferencing semiconductor customers have been designing out our products in anticipation of our ceasing production. The increase in VoIP semiconductor sales was attributable to a significant increase in unit shipments, offset by decreases in ASPs. The increase in videophone system sales was attributable to our commencement of sales of these products in the fourth quarter of fiscal 2002, and as a result, fiscal 2003 includes four quarters of sales versus only one quarter of sales in fiscal 2002. The increase in media hub system revenues was attributable to the increase in licenses of our hosted iPBX product.

License and service revenues, the majority of which are nonrecurring in nature, consist primarily of technology licenses and related maintenance revenues, as well as the royalties earned under such licenses. License and services revenues were $6.6 million for the year ended March 31, 2004, an increase of approximately $1.3 million from the $5.3 million reported for fiscal 2003. During the past three fiscal years, our license and service revenues have been primarily generated by nonrecurring transactions. In the future, with the growth of our Packet8 service and the decline of our other non-recurring licensing activities, we anticipate that these revenues will become more predictable in nature.

The increase in license and service revenues of approximately $1.3 million for fiscal 2004 as compared to fiscal 2003 was primarily due to the following:

  A $1.2 million increase in revenues in fiscal 2004 related to the license and sale of the technology related to our next generation video semiconductor product to Leadtek as compared to revenues recognized related to the development effort with Leadtek in fiscal 2003, which effort was terminated in fiscal 2004 in connection with the license and sale transaction;

  A $1.7 million increase in revenues attributable to our IP semiconductor telephony technology, primarily attributable to a July 2003 license of the Audacity T2 and T2U semiconductor products and Veracity software to a single customer; and

  A $1.0 million increase in recurring service revenues attributable to our Packet8 service.

These increases in license and service revenues were offset by:

  A $1.4 million reduction in revenues from the June 2000 sale of our video monitoring business;

  A $750,000 decrease in royalties earned from a single customer under a license agreement for our MPEG video compression technology; the final royalty revenues under this license agreement were received in the first quarter of fiscal 2003; and

  A decrease of $386,000 in license and maintenance revenues associated with our hosted iPBX product.

License and service revenues were $5.3 million in fiscal 2003, a decrease of $3.3 million from the $8.6 million recorded in fiscal 2002. License and service revenues for both fiscal 2003 and 2002 included approximately $1.6 million of non-cash revenue recognition associated with the license of our video monitoring technology to Interlogix in fiscal 2001. The decrease in fiscal 2003 was primarily attributable to:

  A $1.2 million decrease in royalties earned by Netergy under a license agreement for certain of our video compression technology. Royalty revenue recognized under this agreement totaled $750,000 for fiscal 2003 as compared to approximately $2 million for fiscal 2002. The licensee's obligations to pay royalties on shipments of products that incorporate our technology terminated in the first quarter of fiscal 2003 upon this royalty payment of $750,000 by the licensee;

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

These decreases in license and service revenues were partially offset by:

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

Revenues from our ten largest customers in the fiscal years ended March 31, 2004, 2003, and 2002 accounted for approximately 73%, 63%, and 73%, respectively, of our total revenues. Two customers represented more than 10% of our total revenues in each of fiscal 2004 and 2003. These customers represented 26% and 16% of our total revenues in fiscal 2004 and 17% and 11% of our total revenues in fiscal 2003. During the fiscal year ended March 31, 2002, three customers represented more than 10% of our total revenues. These customers represented 13%, 13%, and 12% of our total revenues. We expect customer concentration to decrease in the future as revenues from our Packet8 service increase as a percentage of overall revenues.

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

Product Gross Profit

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

The $2.1 million decrease in product gross profit and 18% decrease in product margin in fiscal 2004 as compared to fiscal 2003 was primarily due to the costs of desktop terminal adapters (DTA 310) provided to Packet8 subscribers upon activation. We generally do not charge Packet8 subscribers for the DTA 310s when they subscribe for the service. In accordance with EITF 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the DTA 310s. Gross profit from semiconductor sales decreased due to a decrease in total units shipped and product mix, as fiscal 2004 includes significantly less high margin videoconferencing semiconductor sales than fiscal 2003. For the year ended March 31, 2004, we reversed $116,000 of reserves related to semiconductor product inventory that had been previously written down or for which we had recorded purchase commitment reserves, and recorded $70,000 of reserves against our non- IP videophone product inventory. We also reversed approximately $220,000 of warranty reserves to cost of product revenues related to our video monitoring business as a result of a change in estimate of our warranty exposure.

The $400,000 decrease in gross profit from product revenues in fiscal 2003 as compared to fiscal 2002 was primarily due to a decrease in product revenues primarily attributable to lower ASPs, and a charge of approximately $270,000 for non-cancelable purchase orders for VoIP semiconductors recorded in the quarter ended March 31, 2003. The decreases in gross profit were partially mitigated by lower costs for our VoIP semiconductors resulting from a change in suppliers during fiscal 2003.

License and Service Gross Profit

Gross profit from license and service revenues, which were largely nonrecurring, was $4 million, $3.8 million, and $8.4 million in fiscal 2004, 2003, and 2002, respectively. Associated gross margins were 61%, 71%, and 98% in fiscal 2004, 2003, and 2002. The increase in gross profit and decrease in gross margin from license and services revenues in fiscal 2004 as compared to fiscal 2003 was primarily attributable to the large license and sale transaction with Leadtek that closed during the third quarter of fiscal 2004 combined with lower margins experienced on Packet8 service revenues as compared to historical licensing transactions. The decrease in gross margin was also attributable to a decrease in royalty revenues that was related to the final $750,000 payment received from a single customer of our MPEG video compression technology in the first quarter of fiscal 2003.

The decrease in gross margin from fiscal 2002 to fiscal 2003 was due primarily to the reduction in license and service revenues, and costs incurred to perform development services under revenue generating contracts in fiscal 2003, which included a loss approximating $300,000 in the quarter ended March 31, 2003.

We expect our gross profit from license and service revenues to decrease in future periods as a result of our Packet8 service revenues increasing as a percentage of license and service revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses have historically consisted primarily of personnel, system prototype design and fabrication, mask, prototype wafer, and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $2.7 million, $7.8 million, and $12.6 million for fiscal 2004, 2003, and 2002, respectively. The $5.1 million decrease in research and development expenses in fiscal 2004 as compared to fiscal 2003 was primarily due to the following:

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

The $4.8 million decrease in research and development expenses in fiscal 2003 as compared to fiscal 2002 was due to the following:

  The shift in engineering resources from research and development functions to revenue generating contracts; these costs approximated $1.3 million for fiscal 2003 and were included in cost of license and service revenue;

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents approximating $13.2 million, compared to $3.4 million at March 31, 2003. Excluded from the cash balance at March 31, 2004, was $800,000 in restricted cash securing stand- by letters of credit with certain vendors. We currently have no borrowing arrangements. Cash used in operations of $1.6 million in fiscal 2004 was primarily attributable to the net loss of $3 million, adjusted for $1.3 million of stock compensation expense, the $790,000 gain on the sale of Centile Europe and $565,000 of depreciation and amortization, a decrease in accrued compensation of $258,000, a decrease in warranty liability of $234,000, a $239,000 decrease in other accrued liabilities, and a $91,000 decrease in other assets. Cash used in operations was partially offset by a $682,000 decrease in accounts receivable, a $325,000 decrease in inventory, and a $263,000 increase in accounts payable. Cash used in investing activities in fiscal 2004 was primarily attributable to $800,000 of cash classified as restricted cash to support standby letters of credit with certain vendors and proceeds from the sale of fixed assets of $79,000, partially offset by the receipt of $398,000 of net proceeds from the sale of Centile Europe SA, and net sales of marketable equity securities and mutual funds of $208,000. Cash provided by financing activities in fiscal 2004 consisted primarily of $11.7 million of proceeds resulting from the sale of common stock: i) to investors in private placement transactions in July and November 2003 (the "Private Placements"), ii) through exercise of warrants issued in the Private Placements, and iii) to employees through our employee stock option plans.

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

RELATED PARTY TRANSACTIONS

During the fourth quarter of fiscal 2000, we sold 3.7 million shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share and received net proceeds of $27.7 million. In December 2003, STM's representative on our board of directors resigned and STM subsequently began to sell on the open market shares of our common stock that it was holding. As a result, STM ceased to be a related party of the Company as of December 31, 2003. During the first nine months of fiscal 2004, we purchased approximately $150,000 of semiconductors from a subsidiary of STM and we paid a subsidiary of STM $237,500 for non-recurring engineering services. During fiscal 2003, such purchases approximated $550,000. As of March 31, 2003, we had recorded liabilities to STM of $392,000 for semiconductor purchases and purchase commitments and engineering services.

In March 2002, our board of directors authorized us to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by its then Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds were always held in investment accounts in our name and all benefits belonged to us. We invested in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts were not used to trade in our own stock. Under the arrangement, we were required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, we had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003.

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

Semiconductor and related software revenues represented approximately 83% and 88%, respectively, of the Company's consolidated revenues for fiscal 2004 and 2003. However, these revenues have not been sufficient to profitably operate the semiconductor business. Therefore, we have reduced the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of of- life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort, prior to the aforementioned transaction, were $0 and $1.1 million during the fiscal years ended March 31, 2004 and 2003, respectively, representing approximately 0% and 12% of revenues of the semiconductor business and 0% and 10.5% of 8x8's consolidated revenues for such periods. As a result of the transfer of this development effort to Leadtek, this development revenue ceased. In January 2004, we initiated an end- of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business remains a continuing operation and will continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as percentage of our consolidated revenues.

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

The success of our Packet8 voice and video communications service is dependent upon future demand for VoIP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. Furthermore, end users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions in general and our services in particular. If any or all of these factors fail to occur, our business may not grow.

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

Decreasing telecommunications rates may diminish or eliminate our competitive pricing advantage.

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our services to other service providers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale services. Continued rate decreases will require us to lower our rates to remain competitive and will reduce or possibly eliminate our gross profit from our services. If telecommunications rates continue to decline, we may lose users for our services.

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

Our Packet8 service depends on the availability of third party network service providers that provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for our customers. Many of these network service providers have been affected by the downturn in the telecommunications industry and may be forced to terminate the services that we depend on. The time to interface our technology to another network service provider, if available, and qualify this new service could have a material adverse effect on our business, operating results, and financial condition.

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

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and prevent us from achieving profitability

We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, this could reduce the sales or market acceptance of our products and services, increase price competition or make our products obsolete. For instance, our competitors, such as local exchange carriers and cable television providers, may be able to bundle services and products that we do not offer together with long distance or VoIP telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of services offerings at a single attractive price. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

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

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be complicated and often uncertain.

Regulatory treatment of VoIP telephony outside the United States varies from country to country. We currently distribute our products and services directly to consumers and through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our international operation.

In many countries in which we operate or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue to be in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could have a material adverse effect on our business, operating results and financial condition.

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

On September 22, 2003, the California Public Utilities Commission (CPUC) sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. After consultation with regulatory counsel, we responded to the CPUC, disputed its assertions and did not file the requested application. In our October 22, 2003 response to the CPUC, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC stated that, as a tentative conclusion of law, they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. The CPUC initiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC is considering a number of potential regulatory requirements, including contribution to state universal service programs, provision of 911 services, payment of access charges to interconnect with the PSTN and compliance with NANP protocols and basic consumer protection laws. The CPUC is also considering whether exempting VoIP providers from requirements applicable to traditional providers of voice telephony creates unfair competitive advantages, if the regulatory framework governing the provision of VoIP should vary based on the market served and whether VoIP providers should be subject to the current system of intercompany compensation arrangements. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process.

Most recently, on May 19, 2004, in response to a 2003 complaint case brought by Frontier Telephone of Rochester against Vonage, the New York State Public Service Commission, or NYPSC concluded that Vonage is a telephone corporation as defined by New York law and must obtain a Certificate of Public Convenience and Necessity, which represents the authorization of the NYPSC to provide telephone service in New York. The NYPSC will allow a forty-five day period in which Vonage can identify and seek waivers of any rules that it believes should not apply. Vonage will be required to provide 911 service in some form, and will be required to file a schedule of its rates. Currently, this decision applies only to Vonage. While this ruling applies only to Vonage and not to us, if we are subject to regulation by the NYPSC, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

We may be subject to liabilities for past sales and our future sales may decrease.

In accordance with current industry practice, we do not collect state and federal telecommunications taxes, other than federal excise tax, or other telecommunications surcharges with respect to our Packet8 service. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out- of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition and operating results.

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
                                             ===========  ===========  ===========

Substantially all of our products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, potentially weaker protection of intellectual property rights, export license requirements, tariffs and other trade barriers, potentially adverse tax consequences, fluctuations in currency exchange rates, greater difficulty in collecting accounts receivable and longer collection periods, the impact of recessions in economies outside of the United States, and difficulty in staffing and managing foreign operations. In addition, language and cultural differences may result in uncertain market acceptance and difficulties in marketing efforts. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. Taiwan in particular is subject to a high rate of natural disasters, such as earthquakes or typhoons, which could have significant impact on our suppliers and customers due to a delay in operations within that country. In addition, Taiwan's tenuous relationship with mainland China is a source of continuing concern due to potential hostilities. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results, and financial condition.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 28, 2004.

8X8, INC.
By: /s/ BRYAN R. MARTIN Bryan R. Martin, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	May 28, 2004
/s/ JAMES SULLIVAN James Sullivan	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	May 28, 2004
* Barry Andrews	President and Director	May 28, 2004
* Guy L. Hecker, Jr.	Director	May 28, 2004
* Christopher McNiffe	Director	May 28, 2004
* Donn Wilson	Director	May 28, 2004

*By: /s/ BRYAN R. MARTIN
Bryan R. Martin
Attorney in Fact

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.