Form 10-K/A
period 2004-03-31
8X8 INC /DE/
filed 2004-06-21
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      Based on the closing sale price of the Registrant's common stock on the NASDAQ SmallCap Market System on September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $35,246,240.

      The number of shares of the Registrant's common stock outstanding as of June 16, 2004, was 38,316,728

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment") amends and supplements the Company's Annual Report on Form 10-K for the year ended March 31, 2004, originally filed on May 28, 2004, as amended by Amendment No. 1 thereto filed on June 1, 2004. The Company is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14, rather than incorporating such information by reference to the Company's proxy statement for its 2004 annual stockholders meeting. Accordingly, the reference to the proxy statement on the cover page has been deleted. Also on the cover page, the box indicating whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is or would be provided has been changed to unchecked, to reflect that disclosure of delinquent filers is contained herein.

PART III

Item 10. Directors and Executive Officers of Registrant

Certain Information Regarding Directors

Set forth below is certain information as June 16, 2004, regarding each director of the Company:

Name	Age	Principal Occupation	Director Since
Bryan R. Martin	36	Chairman and Chief Executive Officer, 8x8, Inc.	2001
Barry Andrews	38	President, 8x8, Inc.	2004
Guy L. Hecker, Jr.	71	President, Stafford, Burke and Hecker, Inc.	1997
Christopher McNiffe	42	General Manager, Eastman Kodak Company	2004
Donn Wilson	68	Executive Vice President, Solidus Networks, Inc.	2003

Except as indicated below, each nominee or incumbent director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.

Bryan R. Martin has served as Chairman since December 2003. Mr. Martin has served as Chief Executive Officer and as a director of the Company since February 2002. From February 2001 to February 2002, he served as President and Chief Operating Officer and a director of the Company. He served as Senior Vice President, Engineering Operations from July 2000 to February 2001 and as the Company's Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dr. Barry Andrews became President of the Company in October 2003, and was appointed as a director of the Company in January 2004. Prior to that, he had served as Vice President, Engineering and Chief Technical Officer of the Company since February 2001. From December 2000 to February 2001, he served as Director of Customer Premise Equipment & Gateway Development of the Company. From January 1996 to December 2000, Dr. Andrews served as Video R&D Manager and Senior Software Engineer of the Company. He received a B.A.Sc. in Engineering Science from Simon Fraser University, a M.S. in Electrical Engineering, a M.S. in Statistics, and a Ph.D. in Electrical Engineering from Stanford University.

Major General Guy L. Hecker, Jr. has served as a director of the Company since August 1997. He has served as the President of Stafford, Burke and Hecker, Inc., a consulting firm based in Alexandria, Virginia, since 1982. Prior to his retirement from the Air Force in 1982, Major General Hecker's most recent positions included Director of the Air Force Office of Legislative Liaison and an appointment in the Office of the Deputy Chief of Staff, Research, Development and Acquisition for the Air Force. Earlier, he served as a pilot and commander in both fighter and bomber aircraft units, including command of a bomber wing and an air division. During his Air Force career, Major General Hecker was awarded a number of military decorations, including the Air Force Distinguished Service Medal, the Silver Star, the Legion of Merit (awarded twice) and the Distinguished Flying Cross. Major General Hecker received a B.A. from The Citadel, an M.A. in International Relations from George Washington University, an honorary Ph.D. in military science from The Citadel and completed the management development program at Harvard Business School.

Christopher McNiffe has served as a director of the Company since January 2004. Mr. McNiffe has served as General Manager of Eastman Kodak Company's Image Sensor Solutions Division since January 2000. Mr. McNiffe previously served as Vice President of Sales and Marketing of the Company from July 1995 to January 2000, and also served as a director of the Company from January 1998 to January 2000. From June 1992 to July 1995, Mr. McNiffe held various sales and marketing management positions at the Company. From July 1986 to June 1992, he held a position as sales manager at NCR Corporation. From 1982 to 1986, he was a design engineer at RCA Corporation. He received a B.S. in electrical engineering from Rutgers University.

Donn Wilson has served as a director of the Company since September 2003. Mr. Wilson has served as Executive Vice President of Solidus Networks, Inc. (dba Pay by Touch) since October 2003. Prior to that, Mr. Wilson was providing consulting services from January 2003 to October 2003. From April 2001 to December 2002, Mr. Wilson was the President of Whitewater Pizza and Pasta, Inc. From May 1999 until March 2001, Mr. Wilson served as the Chief Operating Officer of eBizWorld.com, Inc. Mr. Wilson started his own consulting firm in 1988 working mostly with large restaurant and franchising companies, including McDonald's, Wendy's, Blockbuster, Marriott, Ponderosa and Perkins. Mr. Wilson served as the Director of Corporate Development for Blockbuster Video beginning in 1986, growing the chain to approximately 3,000 stores by 1990. In 1985, Mr. Wilson purchased four regional master franchises for Uniglobe Travel and brought the Canadian company to the United States, serving as Chairman, President and Director. Prior to that, Mr. Wilson joined Wendy's Canada serving as President and Director, selling the franchise to Wendy's International in 1984. From 1979 to 1981, Mr. Wilson was a member of the owners group of the Houston Astros and operated the lease on the Houston Astrodome. From 1957 to 1979, Mr. Wilson held various positions at McDonald's Corporation and was actively involved in franchising operations. Mr. Wilson received a B.S. in industrial psychology from Purdue University.

Certain Information Regarding Executive Officers

Set forth below is certain information as of June 16, 2004, regarding the executive officers of the Company not shown in the table of directors above:

Name	Age	Position
Huw Rees	43	Vice President, Sales and Marketing
James Sullivan	36	Chief Financial Officer, Vice President, Finance and Secretary

Huw Rees has served as Vice President, Sales and Marketing of the Company since January 2001. He served as the Chairman and Chief Executive Officer of the Company's wholly owned subsidiary, Centile, Inc., from July 2001 until September 2003. Additionally, he served as Vice President, Sales and Business Development of Centile from March 2001 to July 2001. He served as Vice President, Sales of the Solutions Group of the Company from August 2000 until February 2001 and as Director, North American Sales of the Company from April 1999 to August 2000. He previously worked at Mitel Corporation as Sales Manager of the Western Region. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

James Sullivan has served as Chief Financial Officer, Vice President, Finance and Secretary of the Company since July 2002. Mr. Sullivan served as the Chief Financial Officer of the Company's subsidiary, Netergy Microelectronics, Inc., from January 2001 to July 2002. Prior to joining the Company, Mr. Sullivan held various positions at PricewaterhouseCoopers LLP. He received a B.S. from New York University and is a certified public accountant.

Audit Committee

The Audit Committee of the Company's Board of Directors oversees the Company's corporate accounting and financial reporting process and performs several functions in the performance of this role. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company's audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; reviews the financial statements to be included in the Company's Annual Report on Form 10-K; and discusses with management and the independent auditors the results of the annual audit and the results of the reviews of the Company's quarterly financial statements. The Audit Committee has adopted a written charter.

The current members of the Audit Committee are Major General Guy L. Hecker, Jr. (Chairman), Christopher McNiffe and Donn Wilson. The Board of Directors has determined that each of these directors meets the requirements for membership to the Audit Committee, including the independence requirements of the Securities and Exchange Commission ("SEC") and the Nasdaq listing standards. The Board has identified Major General Hecker as the member of the Audit Committee who is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934 (the "Exchange Act"). The Audit Committee held four meetings during fiscal 2004.

Code of Business Conduct and Ethics

The Company is committed to maintaining the highest standards of business conduct and ethics. The Company's Code of Business Conduct and Ethics (the "Code") reflects the values and the business practices and principles of behavior that support this commitment. The Code satisfies SEC rules for a "code of ethics" required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the Nasdaq listing standards requirement for a "code of conduct." The Code is available on our website at www.8x8.com under "Investor Relations." The Company will post any amendment to the Code, as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq, on the 8x8 website. The information contained on or connected to the 8x8 Internet website is not incorporated by reference into this annual report and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who beneficially own more than ten percent of the Company's common stock (collectively, "Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of such reports received or written representations from certain Reporting Persons during the fiscal year ended March 31, 2004, the Company believes that all Reporting Persons complied with all applicable reporting requirements, except that General Hecker filed four late reports covering three transactions for stock purchases and one transaction related to his annual non-discretionary option grant, Mr. Wilson filed one late report covering one transaction for his non-discretionary grant received upon his appointment to the Board, and Mr. Bernd Girod, a former director, filed one late report for one transaction related to his annual non-discretionary option grant.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth all compensation received for services rendered to the Company in all capacities during the fiscal years ended March 31, 2004, 2003 and 2002, by the Company's Chief Executive Officer, each of the Company's three other executive officers and one former executive officer of the Company (collectively, the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Long Term Compensation Securities Underlying Options (#)	All Other Compensation ($) (1)
Bryan R. Martin Chairman and Chief Executive Officer	2004 2003 2002	208,125 222,188 225,865	6,233 - -	125,000 2,000 101,000	500 533 1,798
Barry Andrews President (2)	2004 2003 2002	195,000 190,000 190,731	6,233 - -	175,000 2,000 163,000	468 456 1,752
Huw Rees Vice President, Sales and Marketing	2004 2003 2002	210,500 209,000 211,496	10,789 - -	125,000 2,000 151,000	505 502 1,779
James Sullivan Chief Financial Officer and Vice President, Finance (3)	2004 2003	192,500 190,000	10,789 -	125,000 200,000 2,000	462 470
Former executive officer: Christopher Peters Former Corporate Development Officer (4)	2004 2003 2002	143,302 190,000 85,546	10,789 - -	- 2,000 101,000	344 456 113

  Consists of Company contributions to the 8x8, Inc. 401(k) plan and premiums paid with respect to term life insurance on behalf of the Named Executive Officer.

  Mr. Andrews was named President of the Company in October 2003. Prior to that, Mr. Andrews served as the Company's Chief Technical Officer.

  Mr. Sullivan became an officer of the Company in July 2002.

  Mr. Peters became an officer of the Company in October 2001, and his employment terminated in January 2004.

Option Grants in Fiscal 2004. The following table provides information with respect to stock option grants to each of the Named Executive Officers during the fiscal year ended March 31, 2004:

	Number of Securities Underlying	Percent of Total Options Granted to Employees	Exercise or		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for
	Options	In Fiscal	Base Price	Expiration	Option Term (4)
Name	Granted (#)(1)	Year (2)	($/share) (3)	Date	5% ($)	10% ($)
Bryan R. Martin	125,000	5.4	$1.72	9/17/13	$135,212	$342,655
Barry Andrews	175,000	7.6	$1.72	9/17/13	$189,297	$479,716
Huw Rees	125,000	5.4	$1.72	9/17/13	$135,212	$342,655
James Sullivan	125,000	5.4	$1.72	9/17/13	$135,212	$342,655
Former officer: Christopher Peters	125,000	5.4	$1.72	9/17/13	-	-

_______

  The options were granted under the Company's 1996 Stock Plan and vest at a rate of 1/48th of the shares at the end of each month, subject to continued service as an employee, consultant or director. The term of each option is ten years. The exercise price of each option granted equaled the fair market value of the common stock of the Company on the date of grant. See information provided under the heading "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" for circumstances that would give rise to an acceleration of vesting for outstanding options held by the Named Executive Officers.

  The Company granted options representing 2,290,000 shares to employees during fiscal 2004.

  The exercise price for each option may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same day sale of the purchased shares.

  Potential gains are net of the exercise price, but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Company's common stock. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. There can be no assurance that the potential realizable values shown in this table will be achieved.

Aggregated Option Exercises and Fiscal Year End Option Values. The following table provides information with respect to the value of unexercised stock options held as of March 31, 2004, by each of the Named Executive Officers.
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bryan R. Martin	-	-	796,824	301,589	946,072	524,622
Barry Andrews	-	-	246,266	256,911	431,910	505,361
Huw Rees	50,000	139,500	235,159	217,841	290,810	413,340
James Sullivan	62,195	193,414	154,007	291,798	329,346	683,932
Former Officer: Christopher Peters	178,858	600,272	-	-	-	-

_______

  The value of unexercised options is based upon the difference between the exercise price and the closing price on The Nasdaq SmallCap Market on March 31, 2004, of $3.52, multiplied by the number of shares underlying the option.

Compensation of Directors

Directors who are also employees do not receive any additional compensation for serving as directors.

The Company has historically paid directors a cash fee for attendance of Board of Directors meetings and reimbursed directors for certain expenses in connection with attendance at Board meetings. Through January 2004, directors were paid a $1,000 fee for attendance of meetings of the Board and did not receive a separate fee for Board committee meetings. In January 2004, the Board of Directors reassessed its compensation policy and approved changes in director compensation, effective February 2004, such that outside directors now receive a fee of $2,000 for each respective telephonic Board and committee meeting. The fee for attendance of in-person Board of Directors and committee meetings was set at $5,000 per respective meeting.

Non-employee directors are also eligible for discretionary and non- discretionary grants of stock options under the 1996 Director Option Plan (the "Director Plan") and the 1996 Stock Option Plan (the "1996 Plan"). Under an amendment to the Director Plan approved by the Company's stockholders in August 2000, non-employee directors receive a non-discretionary option grant of 40,000 shares upon their initial election to the Board of Directors and receive annual grants of 15,000 shares upon their re-election. The vesting terms for the initial non-discretionary grant are twenty five percent of the grant vests at the end of one year and the remainder of the grant vests monthly thereafter. Subsequent non-discretionary grants vest monthly over a period of forty-eight months. Grants are not made upon re-election in cases where the initial term is shorter than six months. In April 2002, the Board of Directors reassessed its compensation policy and determined that another increase in non-discretionary grants to non-employee directors was warranted. As a result of this reevaluation, the Board of Directors increased the amount of the annual non- discretionary option grant for non-employee directors to 25,000 shares. In January 2004, the Board of Directors approved an increase in the annual non- discretionary grant to 100,000 shares.

Under the foregoing policies, upon his re-election to the Board of Directors on August 12, 2003, Major General Hecker received an option to purchase 25,000 shares of the Company's common stock at an exercise price of $0.92. The exercise price represented the fair market value of the Company's stock on the date of grant. Upon his appointment to the Board of Directors on September 2, 2003, Mr. Wilson received an option to purchase 40,000 shares of the Company's common stock at an exercise price of $1.42 per share. Mr. McNiffe received an option to purchase 40,000 shares of the Company's common stock at an exercise price of $4.55 upon his appointment to the Board of Directors on January 29, 2004.

In addition, upon termination of service as a director of the Company or upon a Change in Control (as defined below) of the Company, each of the non-employee directors and their immediate families will be eligible for medical insurance coverage for life, subject to the director reimbursing the cost of such coverage to the Company. However, if an individual commences coverage under another plan, coverage under the Company's medical insurance will be discontinued. In addition, upon a Change in Control of the Company any unvested non-employee director options shall become fully vested. For these purposes, a Change in Control is defined as a transaction or series of transactions, including by merger or consolidation of the Company into or with any other entity or corporation or the merger or consolidation of any other corporation into or with the Company, in which any person, entity or group of persons and/or entities acting in concert acquire(s) shares of the Company's stock representing 50% or more of the outstanding voting power of the Company, including voting shares issued or issuable upon conversion of any convertible security outstanding on the date of such transaction including, without limitation, stock options.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Change in Control Arrangements

In the event an individual or corporate entity and any related parties cumulatively acquire at least 35% of the Company's fully diluted stock (a "Change in Control"), all stock options held by officers under any 8x8, Inc. stock option plan shall vest immediately without regard to the term of the option. In addition, in such an event, each officer shall be entitled to one year of severance pay and continuing medical benefits for life after leaving the Company, provided that such medical benefits shall cease should such officer accept employment with a competing company.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and executive officers. Such indemnification agreements will require the Company to indemnify the directors and executive officers to the fullest extent permitted by Delaware law.

Investment Arrangement

In March 2002, the Board of Directors authorized the Company to open securities trading accounts with two brokerage firms and make investments of up to $1.0 million on behalf of 8x8, Inc. as directed by its then Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Mr. Parkinson, who resigned as a director and executive officer of the Company in January 2004, agreed to personally reimburse the Company on a quarterly basis for any losses resulting from his trading activities in order to maintain a minimum investment account balance of $1.0 million. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers made any trades in the investment accounts as these officers had not agreed to reimburse the Company for any losses incurred as a result of their trading activity. As part of the arrangement, the Company's Board of Directors had expressed its intent, but not obligation, to pay Mr. Parkinson a quarterly bonus in an amount equal to 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson to the extent such a bonus exceeds his salary for the corresponding period. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds were always held in investment accounts in the Company's name and all benefits belonged to 8x8. The Company invested in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts were not used to trade in the Company's own stock. Under the arrangement, the Company was required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1.0 million to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, the Company had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003. In January 2004, the arrangement with Mr. Parkinson was terminated and the Company's securities trading accounts were closed. The Company paid Mr. Parkinson a bonus of $6,233 in January 2004 representing 25% of the profits attributable to investments made on the Company's behalf by Mr. Parkinson as of December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 31, 2004, by:

  each person (or group of affiliated persons) who is known by the Company to own beneficially 5% or more of the Company's common stock;
  each of the Company's directors;
  each of the Named Executive Officers; and
  all directors and officers as a group.

Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Company common stock shown as beneficially owned by them, subject to community property laws where applicable.

Name and Identity of Beneficial Owner	Number of Shares Beneficially Owned (1)(2)	Percentage of Total Shares
Bryan R. Martin	1,040,926	2.7
Barry Andrews	365,132	*
Guy L. Hecker, Jr.	286,611	*
Huw Rees	278,867	*
James Sullivan	175,173	*
Christopher McNiffe	14,731	*
Donn Wilson	-
All directors and officers as a group (7 persons)	2,161,440	5.6%

_______

* Less than 1%

  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power, and also includes any shares that the person has the right to acquire within sixty days after March 31, 2004. Applicable percentages are based upon 38,315,769 voting shares issued and outstanding as of March 31, 2004, and treating any shares issuable to any holder within sixty days as outstanding for purposes of computing their percent ownership.

  Includes the following number of shares subject to options that were exercisable at or within sixty days after March 31, 2004: Mr. Martin, 838,844; Dr. Andrews, 265,848; Mr. Rees, 254,867; Mr. Sullivan 175,173; Major General Hecker, 181,286; and all directors and officers as a group, 1,716,018.

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing compensation plans as of March 31, 2004, including the 1992 Stock Option Plan, the 1996 Stock Plan (the "1996 Plan"), the 1996 Director Option Plan (the "Director Plan") and the 1999 Nonstatutory Option Plan (the "1999 Plan").

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
8x8, Inc. equity compensation plans approved by security holders (2)	5,167,830	$2.43	2,086,183
8x8, Inc. equity compensation plans not approved by security holders (3)	1,045,478	$4.44	2,145,652
Total for 8x8, Inc. equity compensation plans	6,213,308	$2.77	4,231,835

_______

  The number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

  The 1996 Plan incorporates an evergreen formula pursuant to which on each April 1, the aggregate number of shares of common stock reserved for issuance under the 1996 Plan will increase by a number of shares equal to 5% of the outstanding shares on the preceding day (March 31) up to a maximum annual increase of 1,000,000 shares.

  Issued under the 1999 Plan, which due to the broad-based nature of the plan does not currently require approval of 8x8's stockholders. See a description of the 1999 Plan below.

1999 Plan

The 1999 Plan was adopted in December 1999 by the Company's Board of Directors and provides for the issuance of up to 3,600,000 shares of common stock pursuant to the exercise of options granted under the plan. The 1999 Plan provides for the granting of nonstatutory stock options (NSOs) to full and part- time employees and consultants. Under the terms of the 1999 Plan, options may not be issued to either officers or directors of the Company, except that options may be granted to an officer in connection with the officer's initial employment by the Company. The exercise price of options granted under the 1999 Plan is determined by the Board of Directors and is generally the fair market value on the date of grant. Payment of the exercise price may be made in cash, by check, promissory note, or other shares of the Company's common stock or through a same day sale program. Options generally vest over four years and expire ten years after grant. If an optionee's employment terminates for any reason, the option remains exercisable for a fixed period of three months or such shorter or longer period as may be fixed by the Board of Directors. In the event that the Company merges with or into another corporation, or substantially all of the Company's assets are sold, the 1999 Plan provides that each outstanding option will be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable.

Item 13. Certain Relationships and Related Party Transactions

Agreements with STMicroelectronics

In the quarter ended March 31, 2000, the Company entered into a strategic relationship with STMicroelectronics NV ("STM"). Under various agreements, STM purchased shares of the Company's common stock and was granted certain related rights, licensed certain of the Company's intellectual property and engaged the Company to jointly develop products that enable voice and other multimedia services over internet protocol networks. As part of the arrangement, STM purchased 3.7 million shares of 8x8's common stock for $27.75 million. STM's share ownership made them the Company's largest stockholder. So long as STM held at least 10% of 8x8's outstanding common stock, the Company was obligated to nominate one qualified nominee selected by STM for election to 8x8's board of directors. Christos Lagomichos, vice president and general manager of the Set- Top Box Division of STM's subsidiary, STMicroelectronics, Inc., was selected as a nominee by STM and served as a director of the Company from June 2000 until his resignation in December 2003. In December 2003, STM began to sell on the open market shares of 8x8 common stock that it was holding. As a result, STM ceased to be a related party of the Company as of December 31, 2003, and as of March 31, 2004, held no shares of 8x8 common stock.

Item 14. Principal Auditor Fees and Services

PricewaterhouseCoopers LLP has served as the Company's independent auditors since 1987. The Audit Committee of the Company's Board of Directors is directly responsible for the appointment, compensation, and oversight of the Company's independent auditor. In addition to retaining PricewaterhouseCoopers LLP to audit the Company's consolidated financial statements for fiscal 2004, the Audit Committee retained PricewaterhouseCoopers LLP to provide other auditing and advisory services in fiscal 2004. The Audit Committee understands the need for PricewaterhouseCoopers LLP to maintain objectivity and independence in its audits of the Company's financial statements. The Audit Committee has reviewed all non-audit services provided by PricewaterhouseCoopers LLP and has concluded that the provision of such services was compatible with maintaining PricewaterhouseCoopers LLP's independence in the conduct of its auditing functions.

 To help ensure the independence of the independent auditors, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent auditor. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

 The aggregate fees billed by PricewaterhouseCoopers LLP for audit and non-audit services provided to the Company in fiscal 2004 and fiscal 2003 were as follows:

Service Category	Fiscal 2004	Fiscal 2003
Audit fees (1)	$99,350	$114,000
Audit-Related fees (2)	31,710	13,000
Tax fees (3)	38,920	44,000
All other fees	--
Total	$169,980	$171,000

_______

  Audit fees represent fees for professional services provided in connection with the audit of the Company's consolidated financial statements and reviews of quarterly financial statements.

  Audit-related services fees for professional services provided in connection with the issuance of auditor consents required in SEC registration statement filings and consultation on accounting issues related to financing and other transactions.

  Tax services include tax compliance, tax advice and tax planning.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on June 18, 2004.

8X8, INC.
By: /s/ BRYAN R. MARTIN Bryan R. Martin, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 2 to the Registrant's Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	June 18, 2004
/s/ JAMES SULLIVAN James Sullivan	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	June 18, 2004
* Barry Andrews	President and Director	June 18, 2004
* Guy L. Hecker, Jr.	Director	June 18, 2004
* Christopher McNiffe	Director	June 18, 2004
* Donn Wilson	Director	June 18, 2004

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