Form 10-Q
period 2004-06-30
8X8 INC /DE/
filed 2004-08-04
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      The number of shares of the Registrant's Common Stock outstanding as of July 20, 2004 was 43,116,728.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                        June 30,      March 31,
                                                         2004          2004
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     21,180  $     13,249
  Restricted cash .................................        1,000           800
  Short-term investments ..........................          158            --
  Accounts receivable, net ........................          197           608
  Inventory .......................................        1,026            98
  Other current assets ............................          839           645
                                                     ------------  ------------
    Total current assets ..........................       24,400        15,400
Property and equipment, net .......................          221           158
Intangibles and other assets ......................           12            13
                                                     ------------  ------------
                                                    $     24,633  $     15,571
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $      1,465  $        854
  Accrued compensation ............................          374           415
  Accrued warranty ................................          186           194
  Deferred revenue ................................          419           547
  Other accrued liabilities .......................          683           559
                                                     ------------  ------------
    Total current liabilities .....................        3,127         2,569
                                                     ------------  ------------
  Other liabilities ...............................          221           216

Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock ....................................           43            38
  Additional paid-in capital ......................      175,530       164,469
  Deferred compensation ...........................           (1)           (3)
  Accumulated deficit .............................     (154,287)     (151,718)
                                                     ------------  ------------
    Total stockholders' equity ....................       21,285        12,786
                                                     ------------  ------------
                                                    $     24,633  $     15,571
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)
(Unaudited)

                                               Three Months Ended
                                                   June 30,
                                              --------------------
                                                 2004       2003
                                              ---------  ---------
Product revenues ........................... $     596  $     861
License and service revenues ...............     1,471        762
                                              ---------  ---------
   Total revenues ..........................     2,067      1,623
                                              ---------  ---------
Operating expenses:
  Cost of product revenues .................       912        363
  Cost of license and service revenues .....       879        391
  Research and development .................       577      1,044
  Selling, general and administrative ......     2,512      1,266
                                              ---------  ---------
   Total operating expenses ................     4,880      3,064
                                              ---------  ---------
Loss from operations .......................    (2,813)    (1,441)
Other income (expense), net ................       224        (59)
Benefit for income taxes ...................        20         --
                                              ---------  ---------
Net loss ................................... $  (2,569) $  (1,500)
                                              =========  =========

Net loss per basic and diluted share........ $   (0.07) $   (0.05)
                                              =========  =========

Basic and diluted shares outstanding........    38,690     28,475
                                              =========  =========

The accompanying notes are an integral part of these unaudited con consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Three Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                     2004        2003
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (2,569) $   (1,500)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................         24         314
       Other ..................................................          3         115
Changes in assets and liabilities..............................       (145)        273
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (2,687)       (798)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................        (90)         --
   Proceeds from sale of equipment ............................         --           1
   Restricted cash increase....................................       (200)         --
   Purchase of short term investments .........................       (158)         --
   Short term investments -- trading activity, net.............         --        (671)
                                                                 ----------  ----------
      Net cash used in investing activities ...................       (448)       (670)
                                                                 ----------  ----------
Cash flows from financing activities:
   Proceeds from equity financing transaction, net ............     11,066          --
                                                                 ----------  ----------
       Net cash provided by financing activities ..............     11,066          --
                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........      7,931      (1,468)
Cash and cash equivalents at the beginning of the period ......     13,249       3,371
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $   21,180  $    1,903
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

Substantially all of the Company's revenues are generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2004, the Company was focused on its VoIP semiconductor business (through its subsidiary Netergy Microelectronics, Inc.) and hosted iPBX solutions business (through its subsidiary Centile, Inc.). In late fiscal 2003, the Company began to devote more of its resources to the promotion, distribution and development of the Packet8 service than to its existing semiconductor business or hosted iPBX solutions business. The Company completed several transactions during fiscal 2004 to license and sell technology and assets of these businesses, including the sale of its hosted iPBX research and development center in France, the sale and license of its next generation video semiconductor development effort, and the license of technology and manufacturing rights for its VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, the Company announced the end of life of its VoIP semiconductor products, and began accepting last time buy orders from customers. The Company continues to own the voice and video technology related to the semiconductor and iPBX businesses, utilizes this technology in the Packet8 service offering, and continues to sell or license this technology when the opportunity is in its best interest.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2005 refers to the fiscal year ended March 31, 2005).

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash and cash equivalents will be sufficient to finance the Company's operations through at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2004. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2004 and notes thereto included in the Company's fiscal 2004 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Restricted Cash

Restricted cash represents amounts held in certificates of deposit to support stand-by letters of credit used as security for third party vendors.

Short-term Investments

The Company's short-term investments consist of investments in mutual funds. All short-term investments are classified as available-for-sale and carried at fair value.

VoIP Service Revenue

The Company defers revenue recognition of new subscriber revenue from its Packet8 service offerings until it deems that the customer has accepted the service. New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. As the Company has been providing its Packet8 service for a limited period of time, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company defers new subscriber revenue for up to thirty days to ensure that the thirty day activation period has expired.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provision of the Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter and subscriber services. Revenues allocated to the desktop terminal adapter are recognized as product revenues at the end of thirty days after order placement, provided the customer does not cancel their Packet8 service. All other revenues are recognized as license and service revenues when the related services are provided.

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

                                                    Quarter Ended June 30,
                                                      -------------------
                                                        2004      2003
                                                      --------  --------
Net loss:                                            $ (2,569) $ (1,500)
Add: Stock-based employee compensation
     expense included in reported net loss..........        2         2
Deduct: Total stock-based employee compensation
        expense determined pursuant to SFAS No.123..     (540)      (66)
                                                      --------  --------
Pro forma net loss (basic and diluted)               $ (3,107) $ (1,564)
                                                      ========  ========
As reported net loss per share...................... $  (0.07) $  (0.05)
Pro forma net loss per share........................ $  (0.08) $  (0.05)

Recent Accounting Pronouncements

In March 2004, the EITF issued EITF Issue No. 03-06, Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company adopted this pronouncement on April 1, 2004, and it did not have an impact on the computation of EPS.

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

3. BALANCE SHEET DETAIL

                                           June 30,      March 31,
                                             2004          2004
                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .. $        186  $         57
   Finished goods .....................          840            41
                                         ------------  ------------
                                        $      1,026  $         98
                                         ============  ============

4. COMMON STOCK OFFERING

 In June 2004, the Company sold 4,800,000 shares of its common stock at $2.50 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,920,000 shares of 8x8 common stock at an exercise price of $3.00 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission relating to up to $50,000,000 of 8x8 securities. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 240,000 common shares at $2.50 per share and 96,000 common shares at $3.00 per share.

5. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three month periods ended June 30, 2004 and 2003, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                         Three Months Ended
                                               June 30,
                                          --------------------
                                             2004       2003
                                          ---------  ---------
Common stock options ...................     6,117      6,950
Warrants ...............................     4,575         --
                                          ---------  ---------
                                            10,692      6,950
                                          =========  =========

6. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended June 30, 2004 and 2003, approximated net loss for those periods.

7. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. In the fourth quarter of fiscal 2001, management began evaluating the Company's results based on three reportable segments: Packet8 (formerly known as Corporate and Other), Netergy, and Centile. During the third quarter of fiscal 2004, the Company changed its internal reporting processes and determined that it had only one reportable segment, and ceased preparing operational data on the former segment basis. The change in internal reporting processes was consistent with the change in business focus as the Company is primarily focusing its efforts on its Packet8 service.

The following net revenues are presented by groupings of similar products (in thousands). The product lines described are consistent with the segments previously reported by the Company.

                                            Three Months Ended
                                               June 30,
                                          --------------------
                                             2004       2003
                                          ---------  ---------
Packet8 and videophones/equipment        $   1,425  $      58
Semiconductors and related software            583      1,407
Hosted iPBX solutions                           59        158
                                          ---------  ---------
   Total revenues ...................... $   2,067  $   1,623
                                          =========  =========

 No customer represented greater than 10% of the Company's total revenues for the quarter ended June 30, 2004. For the quarter ended June 30, 2003, three customers represented greater than 10% of total revenues. Those percentages were 26%, 18%, and 14%, respectively. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended
                                                           June 30,
                                                      ------------------
                                                         2004      2003
                                                      --------  --------
   Americas.........................................       83%       39%
   Europe...........................................        5%       25%
   Asia Pacific.....................................       12%       36%
                                                      --------  --------
                                                          100%      100%
                                                      ========  ========

8. COMMITMENTS AND CONTINGENCIES

Guaranties

Indemnifications

In the normal course of business, the Company indemnifies other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from: i) a breach of representations or covenants or ii) intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the quarter ended June 30, 2004, were as follows (in thousands):

Balance at April 1, 2004................ $        194
Accruals for warranties.................           23
Settlements.............................           (8)
Changes in estimates....................          (23)
                                          ------------
Balance at June 30, 2004................ $        186
                                          ============

Standby letters of credit.

The Company has standby letters of credit totaling $1,000,000, which were issued to guarantee certain contractual obligations and outstanding purchase orders and are collateralized by cash deposits at the Company's primary bank.

Purchase commitments

At June 30, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $2.3 million primarily related to inventory purchases.   These purchase commitments are reflected in the Company's consolidated financial statements once goods or services have been received or at such time when the Company is obligated to make payments related to these goods or services.

Leases

At June 30, 2004, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2005...................... $        133
   2006................................            2
                                         ------------
Total minimum payments................. $        135
                                         ============

Legal Proceedings

The Company is involved in various legal claims and litigation that have arisen in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that the final outcome of such matters will not have a materially significant adverse effect on the Company's financial position or results of operations. However, should the Company not prevail in any such litigation, it could have a materially adverse impact on the Company's operating results, cash flows or financial position.

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

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe that exposure to material amounts of fees or penalties exists, if the Company is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its results of operations. The California Public Utilities Commission (CPUC) instituted its own investigation in early 2004 to determine how it will classify and treat VoIP service providers like Packet8.

The effect of potential future VoIP telephony laws and regulations on the Company's operations, including, but not limited to, Packet8, cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors increases in Packet8 sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of June 30, 2004, we had approximately 17,000 activated Packet8 lines in service. Substantially all of the Company's revenues are generated from the sale, license and provision of VoIP products, services and technology.

In late fiscal 2003, we began to devote more of our resources to the promotion, distribution and development of the Packet8 voice and video communications service than to our existing semiconductor business or hosted iPBX solutions business. We completed several transactions during fiscal 2004 to license and sell technology and assets of these businesses, including the sale of our iPBX research and development center in France, the sale of our next generation video semiconductor development effort, and the license of technology and manufacturing rights for our VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, we announced the end of life of our VoIP semiconductor products, and began accepting last time buy orders from customers. This change in our business has resulted in a reduction of revenues, but has enabled us to reduce costs and generate cash from the related license and sale transactions related to the semiconductor and iPBX businesses. We continue to own the voice and video technology related to the semiconductor and iPBX businesses, and utilize this technology in the Packet8 service offering and continue to sell or license this technology when the opportunity is in our best interest.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2005 refers to the fiscal year ended March 31, 2005).

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three month periods ended June 30, 2004 and 2003, respectively, expressed as a percentage of our total revenues represented by each item.

                                                Three Months Ended
                                                      June 30,
                                         ---------------------------
                                               2004         2003
                                          ------------  ------------

Product revenues .......................           29%           53%
License and service revenues ...........           71%           47%
                                          ------------  ------------
   Total revenues ......................          100%          100%
                                          ------------  ------------
Operating expenses:
  Cost of product revenues .............           44%           22%
  Cost of license and service revenues .           43%           24%
  Research and development .............           28%           64%
  Selling, general and administrative ..          122%           78%
                                          ------------  ------------
   Total operating expenses ............          237%          188%
                                          ------------  ------------
Loss from operations ...................         -136%          -88%
Other income (expense), net ............           11%           -4%
Benefit for income taxes ...............            1%           --
                                          ------------  ------------
Net loss ...............................         -124%          -92%
                                          ============  ============

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto:

Revenues

Product revenues consist of revenues from the sales of VoIP semiconductors, sales of our system products such as hosted iPBX media hub systems and VoIP terminal adapters and videophone systems, primarily attributable to our Packet8 service. Product revenues were $596,000 in the first quarter of fiscal 2005, a decrease of approximately $265,000 from the $861,000 reported in the first quarter of fiscal 2004. The decrease in the three month period ended June 30, 2004, as compared to the corresponding period in the prior year was due primarily to a $520,000 decline in sales of our videoconferencing semiconductors due to the end of life of those products and completion of final shipments of such products in the quarter ended June 30, 2003. The decrease in videoconferencing semiconductor revenue was partially offset by a $78,000 increase in sales of our IP telephony semiconductors, due to the fulfillment of last time buy orders for such products. Product revenue attributable to the Packet8 segment increased by approximately $215,000 due to the increase in the subscriber base compared to the prior year,

License and service revenues consist primarily of technology licenses and related maintenance revenues, as well as the royalties earned under such licenses, and revenues attributable to our Packet8 service. License and service revenues were $1.5 million in the first quarter of fiscal 2005, an increase of approximately $700,000 as compared to $762,000 recorded for the first quarter of fiscal 2004. We expect that Packet8 service revenues will continue to comprise the majority of license and service revenues on a going forward basis. The increase of $700,000 quarter over quarter was primarily due to a $1.2 million increase in revenues attributable to our Packet8 service due to the increase in our subscriber base. We defer revenue recognition of new Packet8 subscriber revenue until we deem that the customer has accepted the service. During the first quarter of fiscal 2005, we changed our terms of service such that customers may terminate their service and receive a full refund of fees previously paid within thirty days of order placement rather than within thirty days of service activation. As the Company has been providing its Packet8 service for a limited period of time, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company continues to defer new subscriber revenue for up to thirty days to ensure that the trial period has expired. As a result of the change in terms of service, the Company recognized an additional $100,000 of new order revenue during the quarter ended June 30, 2004.

The Packet8 service revenue increase was offset by:

  A $286,000 decrease in license revenues associated with the sale of our video monitoring business in June 2000 that was being recognized over the terms of the license; all revenues associated with that transaction were recognized as of May 31, 2003; and

  A decrease of $200,000 in license and maintenance revenues associated with our hosted iPBX product and IP semiconductor telephony technology.

No customer represented greater than 10% of our total revenues for the quarter ended June 30, 2004. During the same period in the prior year three customers represented greater than 10% of our total revenues. Those percentages were 26%, 18%, and 14%, respectively. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended
                                                           June 30,
                                                      ------------------
                                                         2004      2003
                                                      --------  --------
   Americas.........................................       83%       39%
   Europe...........................................        5%       25%
   Asia Pacific.....................................       12%       36%
                                                      --------  --------
                                                          100%      100%
                                                      ========  ========

Cost of Product Revenues

The cost of product revenues consists of costs associated with systems, components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling and quality assurance. The cost of product revenues increased by $549,000 in the first quarter of fiscal 2005 as compared to the prior year primarily due to:

  A $660,000 increase for desktop terminal adapters (DTA 310s) provided to Packet8 subscribers upon activation of their service. We generally do not charge Packet8 subscribers for the DTA 310s when they subscribe. In accordance with Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the DTA 310s.

This increase was offset by a $160,000 decrease related to semiconductor products due to the decrease in sales of such products during the first quarter of fiscal 2005 as compared to the prior year quarter.

Cost of License and Service Revenues

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers, royalty expenses, and indirect costs associated with purchasing, scheduling and quality assurance. The cost of license and service revenues increased by $488,000 in the first quarter of fiscal 2005 as compared to the prior year primarily due to:

  An $840,000 increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

This increase was offset by:

  A $350,000 decrease in costs related to the development of a next generation video semiconductor product; as these costs related to a revenue generating contract they were included in cost of license and service revenue in fiscal 2004. In the third quarter of fiscal 2004, we terminated the development effort in connection with the license and sale of the technology to Leadtek Research, Inc.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses decreased by approximately $467,000 in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The decrease in research and development expenses for the three month period ended June 30, 2004 as compared to the comparable periods in the prior year was primarily due to the following:

  A $75,000 reduction in compensation expense for personnel primarily attributable to headcount reductions;

  A $100,000 reduction in depreciation and amortization expense due to the end of life of certain assets;

  A $65,000 reduction in software license expenses, primarily attributable to the semiconductor business; and

  A $200,000 reduction in expenditures attributable to the sale of Centile Europe SA in the second quarter of fiscal 2004; the reduction in Centile Europe SA expenses in France was partially offset by expenses attributable to 8x8 Europe SARL, our new French subsidiary formed in the third quarter of fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses increased by $1.2 million in the first quarter of fiscal 2005 as compared to the same period in the prior year. The increase in selling, general and administrative expenses for the three month period ended June 30, 2004, as compared to the comparable periods in the prior year was primarily attributable to:

  A $300,000 increase in compensation expense for personnel due to headcount additions, primarily attributable to the growth of customer support and sales;

  A $500,000 increase in advertising and other marketing and promotional expenses; and

  A $400,000 increase in contractor expenses related to the increase in staffing of our customer support organization; and

  A $200,000 increase in legal and accounting fees.

We expect sales and marketing expenditures related to our Packet8 service to continue to increase.

Other Income (Expense), Net

Other income (expense), net was $224,000 and $(59,000) for the three month periods ended June 30, 2004 and 2003, respectively. The increase in other income for the first quarter of fiscal 2005 as compared to the prior year was primarily attributable to the receipt of escrow funds received from a cost-basis common stock investment in an entity that was acquired in 1999 by a third party and an increase in interest income.

Provision for Income Taxes

There were no tax provisions recorded during the three month periods ended June 30, 2004 and 2003, due to year to date net losses incurred. In the first quarter of fiscal 2005, we recorded approximately $20,000 of income tax benefit attributable to an income tax refund received by one of our foreign subsidiaries. No additional tax benefits have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents approximating $21 million, representing an increase of approximately $8 million from March 31, 2004, the end of our last fiscal year. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $2.7 million for the first three months of fiscal 2005 was primarily attributable to the net loss of $2.6 million and net cash used in changes in operating assets and liabilities of $145,000, adjusted for $24,000 of depreciation and amortization. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities for the three months ended June 30, 2004 was primarily attributable to $200,000 of cash classified as restricted cash, $158,000 of cash classified as short-term investments and purchases of fixed assets of $90,000.

Cash provided by financing activities during the first three months of fiscal 2005 consisted primarily of $11.1 million of net proceeds received from a common stock offering completed in June 2004.

At June 30, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $2.3 million primarily related to inventory purchases.   These purchase commitments are reflected in the Company's consolidated financial statements once goods or services have been received or at such time when the Company is obligated to make payments related to these goods or services.  At June 30, 2004, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2005...................... $        133
   2006................................            2
                                         ------------
Total minimum payments................. $        135
                                         ============

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, are sufficient to satisfy our expected working capital and capital expenditure requirements for the next twelve months.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate, which could require us to raise additional funds to support our operations earlier than otherwise expected. In addition, we anticipate that we may require additional funds to support our business subsequent to fiscal 2005. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures by making additional reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force issued EITF Issue No. 03-06, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. We adopted this pronouncement on April 1, 2004, and it did not have an impact on our computation of EPS.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline. Any forward-looking statements should be considered in light of the factors discussed below.

We have a history of losses and we are uncertain as to our future profitability.

We recorded an operating loss of approximately $2.6 million for the quarter ended June 30, 2004, and we ended the period with an accumulated deficit of $154 million. In addition, we recorded operating losses of $4 million, $12 million and $10 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

The growth of our business and our future profitability depends on the growth of the Packet8 service.

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

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this were to occur, the price of our common stock would likely decline significantly.

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

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include traditional telephone service providers, such as AT&T and Verizon and cable television companies, such as Comcast and Time Warner. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

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

On May 19, 2004, in response to a 2003 complaint case brought by Frontier Telephone of Rochester against Vonage, the New York State Public Service Commission, or NYPSC concluded that Vonage is a telephone corporation as defined by New York law and must obtain a Certificate of Public Convenience and Necessity, which represents the authorization of the NYPSC to provide telephone service in New York. The NYPSC will allow a forty-five day period in which Vonage can identify and seek waivers of any rules that it believes should not apply. Vonage will be required to provide 911 service in some form, and will be required to file a schedule of its rates. Currently, this decision applies only to Vonage. On June 30, 2004, a federal judge issued a preliminary injunction until January 2005 enjoining the NYPSC from regulating Vonage as a telecommunications carrier. The federal judge will consider the merits of a permanent injunction in January 2005. While this ruling applies only to Vonage and not to us, if we are subject to regulation by the NYPSC, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

On July 27, 2004, we received a letter from the Arizona Corporation Commission (ACC) stating that it was conducting a competitive analysis of the various telecommunications markets in Arizona. The letter requested that we provide answers to a listing of questions as well as certain data. We are formulating a response to this inquiry.

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

There may be risks associated with the lack of E911 emergency dialing or the limitations associated with E911 emergency dialing with the Packet8 service.

We offer E911 service as an option to Packet8 customers who choose phone numbers in markets where E911 service is available (our E911 service is only available in a subset of the markets where we provide telephone numbers). We primarily market the Packet8 service to our residential customers as a secondary line service, not a primary line service. We do not encourage our residential customers to use Packet8 as their only telephone service, unless they provision Packet8 E911 service on the telephone line. Even with E911 provisioned, the IP dialtone service provided by Packet8 is only as reliable as a customer's underlying broadband data service (which is not provided by us), and may not be suitable for use in all emergency situations. For customers who choose not to or are unable to subscribe to our E911 service, we play a recorded message in response to customers who dial 911 from these lines instructing them to hang up and either dial their local police/fire department directly from the phone on the Packet8 service, or to dial 911 from a phone connected to the traditional telephone network. However, there may be a risk of liability or future regulatory action with respect to us offering E911 service as an optional service, or the inability of customers to access local 911 emergency services from a telephone connected to Packet8 service.

To date, the FCC has not classified any interstate VoIP telephony service provider as a "telecommunications carrier," preferring instead to permit the nascent industry to grow. Under current federal law, providers of "information services" do not incur obligations to participate in 911 and E911 emergency calling systems. However, there is no guarantee that the FCC's interpretations and the relevant federal law will not change in a manner that may increase our cost of doing business or otherwise adversely affect our ability to deliver the Packet8 service to consumers in all geographic regions.

We cannot guarantee that 911 service will be available to all of our subscribers, or to subscribers outside of the United States. We are also developing ways to directly connect IP calls to emergency services, but there is no guarantee that these new technologies will work or that regulatory authorities will find these new methods acceptable for emergency service provisioning or the handling of emergency call traffic.

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

We have significant international operations that subject us to risks that could cause our operating results to decline.

In the first quarters of fiscal 2005 and 2004, sales to customers outside of the United States represented 17% and 61%, respectively, of our total sales. Sales to customers outside of the United States during the years ended March 31, 2004, 2003 and 2002 were 71%, 62%, and 61%, respectively, of total revenues. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                        Three Months Ended
                                                           June 30,
                                                      ------------------
                                                         2004      2003
                                                      --------  --------
   Americas.........................................       83%       39%
   Europe...........................................        5%       25%
   Asia Pacific.....................................       12%       36%
                                                      --------  --------
                                                          100%      100%
                                                      ========  ========

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

As of June 30, 2004, we had cash and cash equivalents, restricted cash and investments of approximately $22 million. Unless we achieve and maintain profitability, we will need to raise additional capital subsequent to fiscal 2005. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of thirty consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on July 22, 2004, our common stock had a closing bid price of $1.74 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of July 22, 2004, based on our closing price as of that day, the market value of our securities approximated $73 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker- dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our Nasdaq SmallCap listing may:

  result in a decrease in the trading price of our common stock;
  lessen interest by institutions and individuals in investing in our common stock;
  make it more difficult to obtain analyst coverage; and
  make it more difficult for us to raise capital in the future.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes Oxley Act of 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by this legislation. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq SmallCap Market. Any such action could adversely affect our financial results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Attached, as Exhibits 31 and 32, are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Our management, including the CEO and CFO, has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.5* Amended and Restated 1996 Employee Stock Purchase Plan.

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

(b) Reports on Form 8-K.

On May 27, 2004, the Company furnished a Form 8-K regarding the Company's financial results for the quarter and year ended March 31, 2004.

On June 22, 2004, the Company filed a Form 8-K regarding a common stock offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2004

8X8, INC.
(Registrant)
By: /s/ James Sullivan /
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)