Form 10-Q
period 2004-09-30
8X8 INC /DE/
filed 2004-11-12
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      The number of shares of the Registrant's Common Stock outstanding as of October 15, 2004 was 46,655,830.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     September 30,    March 31,
                                                         2004          2004
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     27,969  $     13,249
  Restricted cash .................................          550           800
  Short-term investments ..........................          160            --
  Accounts receivable, net ........................          411           608
  Inventory .......................................        2,415            98
  Other current assets ............................        1,040           645
                                                     ------------  ------------
    Total current assets ..........................       32,545        15,400
Property and equipment, net .......................          608           158
Other assets ......................................           12            13
                                                     ------------  ------------
                                                    $     33,165  $     15,571
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $      1,581  $        854
  Accrued compensation ............................          417           415
  Accrued warranty ................................          171           194
  Deferred revenue ................................          655           547
  Financing proceeds advance ......................       11,980            --
  Other accrued liabilities .......................          727           559
                                                     ------------  ------------
    Total current liabilities .....................       15,531         2,569
                                                     ------------  ------------
  Other liabilities ...............................          217           216
Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock ....................................           43            38
  Additional paid-in capital ......................      175,410       164,469
  Deferred compensation ...........................           --            (3)
  Accumulated deficit .............................     (158,036)     (151,718)
                                                     ------------  ------------
    Total stockholders' equity ....................       17,417        12,786
                                                     ------------  ------------
                                                    $     33,165  $     15,571
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                               Three Months Ended    Six Months Ended
                                                  September 30,        September 30,
                                              -------------------- --------------------
                                                 2004       2003      2004       2003
                                              ---------  --------- ---------  ----------
Product revenues ........................... $     690  $     750 $   1,287  $   1,611
License and service revenues ...............     1,843      1,676     3,314      2,438
                                              ---------  --------- ---------- ----------
   Total revenues ..........................     2,533      2,426     4,601      4,049
                                              ---------  --------- ---------- ----------
Operating expenses:
  Cost of product revenues .................       876        544     1,788        907
  Cost of license and service revenues .....     1,171        108     2,050        499
  Research and development .................       684        656     1,261      1,700
  Selling, general and administrative ......     3,622      1,229     6,135      2,495
                                              ---------  --------- ---------  ---------
   Total operating expenses ................     6,353      2,537    11,234      5,601
                                              ---------  --------- ---------  ---------
Loss from operations .......................    (3,820)      (111)   (6,633)    (1,552)
Other income, net ..........................        71        858       295        799
Benefit for income taxes ...................        --         --        20         --
                                              ---------  --------- ---------  ---------
Net income (loss) .......................... $  (3,749) $     747 $  (6,318) $    (753)
                                              =========  ========= =========  =========

Basic net income (loss) per share........... $   (0.09) $    0.02 $   (0.15) $   (0.03)
                                              =========  ========= =========  =========

Diluted net income (loss) per share......... $   (0.09) $    0.02 $   (0.15) $   (0.03)
                                              =========  ========= =========  =========

Shares used in basic share computation......    43,134     30,069    40,935     30,054

Shares used in diluted share computation....    43,134     31,213    40,935     30,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Six Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                     2004        2003
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (6,318) $     (753)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of business ...............................         --        (790)
       Depreciation and amortization ..........................         58         469
       Other ..................................................         --         (45)
Changes in assets and liabilities, net of business sold........     (1,630)        (55)
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (7,890)     (1,174)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................       (511)        (13)
   Proceeds from sale of equipment ............................         --          20
   Restricted cash decrease....................................        250          --
   Purchase of short term investments .........................       (160)         --
   Short term investments -- trading activity, net.............         --        (802)
                                                                 ----------  ----------
      Net cash used in investing activities ...................       (421)       (795)
                                                                 ----------  ----------
Cash flows from financing activities:
   Financing proceeds advance .................................     11,980          --
   Proceeds from issuance of common stock .....................     11,051         978
                                                                 ----------  ----------
       Net cash provided by financing activities ..............     23,031         978
                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........     14,720        (991)
Cash and cash equivalents at the beginning of the period ......     13,249       3,371
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $   27,969  $    2,380
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

Substantially all of the Company's revenues are generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2004, the Company was focused on its VoIP semiconductor business (through its subsidiary Netergy Microelectronics, Inc.) and hosted iPBX solutions business (through its subsidiary Centile, Inc.). In late fiscal 2003, the Company began to devote more of its resources to the promotion, distribution and development of the Packet8 service than to its existing semiconductor business or hosted iPBX solutions business. The Company completed several transactions during fiscal 2004 to license and sell technology and assets of these former businesses, including the sale of its hosted iPBX research and development center in France, the sale and license of its next generation video semiconductor development effort, and the license of technology and manufacturing rights for its VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, the Company announced the end of life of its VoIP semiconductor products, and began accepting last time buy orders from customers. The Company continues to own the voice and video technology related to the semiconductor and iPBX businesses, and utilizes this technology in the Packet8 service offering, and continues to sell or license this technology to third parties.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2005 refers to the fiscal year ending March 31, 2005).

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

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2004. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

VoIP Service Revenue

The Company defers revenue recognition of new subscriber revenue from its Packet8 service offerings until the acceptance period has expired . New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. As the Company has been providing its Packet8 service for a limited period of time, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company defers new subscriber revenue for up to thirty days to ensure that the thirty day activation period has expired.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter and subscriber services. Revenues allocated to the desktop terminal adapter are recognized as product revenues at the end of thirty days after order placement, provided the customer does not cancel their Packet8 service. All other revenues are recognized as license and service revenues when the related services are provided.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma disclosure of net loss and loss per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net income (loss) and related per share amounts would have been as follows (in thousands, except per share amounts):

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                     --------------------  --------------------
                                                       2004       2003       2004       2003
                                                     ---------  ---------  ---------  ---------
Net income (loss), as reported..................... $  (3,749) $     747  $  (6,318) $    (753)

Add: Stock-based compensation expense
     included in reported net income (loss)........         1          2          3          4
Deduct: Total stock-based compensation (expense)
        benefit determined pursuant to SFAS No.123.      (339)       286       (879)      (254)
                                                     ---------  ---------  ---------  ---------
Pro forma net loss................................. $  (4,087) $   1,035     (7,194)    (1,003)
                                                     =========  =========  =========  =========
Basic net income (loss) per share:
     As reported................................... $   (0.09) $    0.02  $   (0.15) $   (0.03)
     Pro forma..................................... $   (0.09) $    0.03  $   (0.18) $   (0.03)

Diluted net income (loss) per share:
     As reported................................... $   (0.09) $    0.02  $   (0.15) $   (0.03)
     Pro forma..................................... $   (0.09) $    0.03  $   (0.18) $   (0.03)

3. BALANCE SHEET DETAIL

                                         September 30,    March 31,
                                             2004          2004
                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .. $      1,286  $         57
   Finished goods .....................        1,129            41
                                         ------------  ------------
                                        $      2,415  $         98
                                         ============  ============

4. COMMON STOCK OFFERINGS

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

On October 1, 2004, the Company sold 3,508,772 shares of its common stock at $3.42 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,403,509 shares of 8x8 common stock at an exercise price of $4.10 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 175,438 common shares at $3.42 per share and 70,175 common shares at $4.10 per share. Proceeds of $11,980,000, which are net of the investor's legal fees to be paid by the Company, were received on September 30, 2004, and recorded as a liability on the condensed consolidated balance sheet as the sale did not legally close until October 1, 2004.

5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Net income (loss) per share was as follows (in thousands, except per share amounts):

                                      Three Months Ended     Six Months Ended
                                         September 30,         September 30,
                                     --------------------  --------------------
                                        2004       2003       2004        2003
                                     ---------  ---------- ---------  ---------
Numerator:
Net income (loss).................. $  (3,749) $     747  $  (6,318) $    (753)

Denominator:
Common Shares......................    43,134     30,069     40,935     30,054
                                     =========  =========  =========  =========
Denominator for basic calculation..    43,134     30,069     40,935     30,054
Employee stock options.............        --        404         --         --
Warrants...........................        --        740         --         --
                                     ---------  ---------  ---------  ---------
Denominator for diluted calculation    43,134     31,213     40,935     30,054
                                     =========  =========  =========  =========

Net income (loss) per share:
    Basic.......................... $   (0.09) $    0.02  $   (0.15) $   (0.03)
    Diluted........................ $   (0.09) $    0.02  $   (0.15) $   (0.03)

Due to net losses incurred for the three and six month periods ended September 30, 2004, and six month period ended September 30, 2003, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                            Three Months Ended    Six Months Ended
                                              September 30,         September 30,
                                          --------------------  --------------------
                                             2004       2003       2004       2003
                                          ---------  ---------  ---------  ---------
Common stock options ...................     6,090      6,634      6,090      7,889
Warrants ...............................     4,575         --      4,575      3,390
                                          ---------  ---------- ---------  ---------
                                            10,665      6,634     10,665     11,279
                                          =========  ========== =========  =========

6. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and six months ended September 30, 2004 and 2003, approximated net loss for those periods.

7. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. The following net revenues are presented by groupings of similar products (in thousands). The product lines described are consistent with the segments previously reported by the Company.

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                          --------------------  --------------------
                                             2004       2003       2004       2003
                                          ---------  ---------  ---------  ---------
Packet8 and videophones/equipment....... $   2,067  $     214  $   3,493  $     271
Semiconductors and related software.....       447      2,158      1,030      3,565
Hosted iPBX solutions...................        19         54         78        213
                                          ---------  ---------  ---------  ---------
   Total revenues ...................... $   2,533  $   2,426  $   4,601  $   4,049
                                          =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or six months ended September 30, 2004. For the quarter ended September 30, 2003, three customers represented greater than 10% of total revenues. These customers represented 55%, 11% and 11% of total revenues, respectively. For the six months ended September 30, 2003, three customers represented greater than 10% of total revenues, and those percentages were 33%, 12% and 11%, respectively. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                     --------------------  --------------------
                                                        2004       2003       2004       2003
                                                     ---------  ---------  ---------  ---------
   Americas........................................        89%        12%        86%        22%
   Europe..........................................         8%        74%         4%        59%
   Asia Pacific....................................         3%        14%        10%        19%
                                                     ---------  ---------  ---------  ---------
                                                          100%       100%       100%       100%
                                                     =========  =========  =========  =========

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the three and six months ended September 30, 2004, were as follows (in thousands):

                                             Three           Six
                                          Months Ended    Months Ended
                                          September 30,  September 30,
                                              2004           2004
                                          ------------  --------------
Balance at beginning of period.......... $        186  $          194
Accruals for warranties.................           14              37
Settlements.............................          (29)            (37)
Changes in estimates....................           --             (23)
                                          ------------  --------------
Balance at end of period................ $        171  $          171
                                          ============  ==============

Standby letters of credit.

The Company has standby letters of credit totaling $550,000, which were issued to guarantee certain contractual obligations and outstanding purchase orders and are collateralized by cash deposits at the Company's primary bank.

Leases

At September 30, 2004, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2005...................... $         54
   2006................................          403
   2007................................          482
   2008................................          490
   2009................................          493
   2010................................          206
                                         ------------
Total minimum payments................. $      2,128
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

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe that exposure to material amounts of fees or penalties exists, if the Company is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its results of operations. The California Public Utilities Commission (CPUC) instituted its own investigation in early 2004 to determine how it will classify and treat VoIP service providers like Packet8. In November 2004, the Company received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that the Company begin collecting and remitting utility user taxes no later than January 1, 2005. On November 9, 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other common carrier regulations.

The effect of potential future VoIP telephony laws and regulations on the Company's operations, including, but not limited to, Packet8, cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated or our failure to generate investor interest. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of September 30, 2004, we had approximately 26,000 activated Packet8 lines in service. Substantially all of the Company's revenues are generated from the sale, license and provision of VoIP products, services and technology.

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

On October 1, 2004, we sold 3,508,772 shares of our common stock at $3.42 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,403,509 shares of 8x8 common stock at an exercise price of $4.10 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission relating to up to $50,000,000 of our securities. We paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 175,438 common shares at $3.42 per share and 70,175 common shares at $4.10 per share. Proceeds of $11,980,000, which are net of the investor's legal fees to be paid by us, were received on September 30, 2004, and recorded as a liability on the condensed consolidated balance sheet as the sale did not legally close until October 1, 2004.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and six month periods ended September 30, 2004 and 2003, respectively, expressed as a percentage of our total revenues represented by each item.

                                            Three Months Ended    Six Months Ended
                                              September 30,         September 30,
                                          --------------------  --------------------
                                               2004      2003        2004      2003
                                          ---------  ---------  ---------  ---------

Product revenues .......................        27%        31%        28%        40%
License and service revenues ...........        73%        69%        72%        60%
                                          ---------  ---------  ---------  ---------
   Total revenues ......................       100%       100%       100%       100%
                                          ---------  ---------  ---------  ---------
Operating expenses:
  Cost of product revenues .............        35%        23%        39%        22%
  Cost of license and service revenues .        46%         4%        45%        12%
  Research and development .............        27%        27%        27%        42%
  Selling, general and administrative ..       143%        51%       133%        62%
                                          ---------  ---------  ---------  ---------
   Total operating expenses ............       251%       105%       244%       138%
                                          ---------  ---------  ---------  ---------
Loss from operations ...................      -151%        -5%      -144%       -38%
Other income, net ......................         3%        35%         6%        20%
Benefit for income taxes ...............        --         --         --         --
                                          ---------  ---------  ---------  ---------
Net income (loss) ......................      -148%        30%      -138%       -18%
                                          =========  =========  =========  =========

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Revenues

Product revenues consist of revenues from sales of VoIP semiconductors, sales of our system products such as hosted iPBX media hub systems and VoIP terminal adapters and videophone systems, primarily attributable to our Packet8 service. Product revenues were $690,000 in the second quarter of fiscal 2005, a decrease of approximately $60,000 from the $750,000 reported in the second quarter of fiscal 2004. The decrease for the second quarter of fiscal 2005 was primarily attributable to a $480,000 decrease in revenues from sales of semiconductors, partially offset by an increase of approximately $450,000 for product revenues attributable to the Packet8 service due to the increase in the subscriber base.

Product revenues were $1.3 million for the six months ended September 30, 2004, a decrease of approximately $300,000 from the $1.6 million for the six months ended September 30, 2003. The decrease for the six month period ended September 30, 2004, as compared to the corresponding period in the prior year was due primarily to a $900,000 decline in sales of our semiconductors due to the end of life of those products. The decrease in semiconductor revenue was partially offset by a $600,000 increase in product revenues attributable to the Packet8 segment due to the increase in the subscriber base compared to the prior year.

License and service revenues consist primarily of technology licenses and related maintenance revenues, as well as the royalties earned under such licenses, and revenues attributable to our Packet8 service. License and service revenues were $1.8 million in the second quarter of fiscal 2005, an increase of approximately $100,000 as compared to the $1.7 million recorded for the second quarter of fiscal 2004. We expect that Packet8 service revenues will continue to comprise the majority of license and service revenues on a going forward basis. The quarter over quarter increase was primarily due to a $1.4 million increase in revenues attributable to our Packet8 service due to the increase in our subscriber base. The Packet8 service revenue increase was partially offset by a $1.3 million decrease in license and maintenance revenues associated with our hosted iPBX product and IP semiconductor telephony technology. We defer revenue recognition of new Packet8 subscriber revenue until we deem that the customer has accepted the service. During the first quarter of fiscal 2005, we changed our terms of service such that customers may terminate their service and receive a full refund of fees previously paid within thirty days of order placement rather than within thirty days of service activation. As the Company has been providing its Packet8 service for a limited period of time, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company defers new subscriber revenue for up to thirty days to ensure that the trial period has expired. As a result of the change in terms of service, the Company recognized an additional $100,000 of new order revenue during the quarter ended June 30, 2004.

License and service revenues were $3.3 million for the six months ended September 30, 2004, an increase of approximately $900,000 as compared to the $2.4 million recorded for the six months ended September 30, 2003. The increase was primarily attributable to a $2.6 million increase in Packet8 service revenues. The Packet8 service revenue increase was offset by a decrease of $1.7 million in license and maintenance revenues associated with our hosted iPBX product and IP semiconductor telephony technology.

No customer represented greater than 10% of our total revenues for the three or six months ended September 30, 2004. For the quarter ended September 30, 2003, three customers represented greater than 10% of total revenues. These customers represented 55%, 11% and 11% of our total revenues, respectively. For the six months ended September 30, 2003, three customers represented greater than 10% of total revenues. Those percentages were 33%, 12% and 11%, respectively. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                     --------------------  --------------------
                                                        2004       2003       2004       2003
                                                     ---------  ---------  ---------  ---------
   Americas........................................        89%        12%        86%        22%
   Europe..........................................         8%        74%         4%        59%
   Asia Pacific....................................         3%        14%        10%        19%
                                                     ---------  ---------  ---------  ---------
                                                          100%       100%       100%       100%
                                                     =========  =========  =========  =========

Cost of Product Revenues

The cost of product revenues consists of costs associated with systems, components, semiconductor wafer fabrication, system and semiconductor assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The cost of product revenues were $876,000 for the three months ended September 30, 2004 as compared to $544,000 for the three months ended September 30, 2003. The cost of product revenues increased by approximately $330,000, for the second quarter of fiscal 2005 as compared to the prior year quarter primarily due to an approximately $600,000 increase for equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a $288,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the second quarter of fiscal 2005 due to the end of life of these products initiated in fiscal 2004.

The cost of product revenues was approximately $1.8 million for the six months ended September 30, 2004, an increase of approximately $900,000 from the $900,000 recorded for the six months ended September 30, 2003. The $900,000 increase in the cost of product revenues was primarily attributable to an approximately $1.2 million increase for equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a $445,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the second quarter of fiscal 2005 due to the end of life of VoIP semiconductors initiated in fiscal 2004 and end of life of video semiconductors completed in the first quarter of fiscal 2004.

We generally do not charge Packet8 subscribers for the DTA 310s when they subscribe on our web site. We have also offered incentives to customers who purchase DTA 310s in our retail channels to offset the cost of the equipment purchased from a retailer. In accordance with Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the DTA 310s. Accordingly, cost of product revenues exceed product revenues.

Cost of License and Service Revenues

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers, and royalty expenses. The cost of license and service revenues was $1.2 million for the second quarter of fiscal 2005, an increase of $1.1 million as compared to the $100,000 recorded in the second quarter of fiscal 2004. The increase for fiscal 2005 was primarily attributable to a $1.1 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

The cost of license and service revenues was $2.1 million, an increase of $1.6 million for the six months ended September 30, 2004, as compared to the $500,000 recorded for the six months ended September 30, 2003. The increase of $1.6 million for the six months ended September 30, 2004, was primarily due to a $1.9 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base. This increase was offset by a $364,000 decrease in costs related to the development of a next generation video semiconductor product; as these costs related to a revenue generating contract they were included in cost of license and service revenue in fiscal 2004. In the third quarter of fiscal 2004, we terminated the next generation video semiconductor development effort in connection with the license and sale of the technology to Leadtek Research, Inc.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype, design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development expenses were $684,000 for the second quarter of fiscal 2005, an increase of approximately $28,000 for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. The increase in research and development expenses for the three month period ended September 30, 2004, as compared to the comparable period in the prior year was primarily due to an increase in compensation costs due to additional headcount and costs associated with 8x8 Europe SARL, our French subsidiary, which was formed in the third quarter of fiscal 2004. These increases were offset by a decrease in depreciation and software maintenance expenses.

Research and development expenses were $1.3 million and $1.7 million for the six months ended September 30, 2004 and 2003, respectively. The $400,000 decrease for fiscal 2005 was primarily attributable to a $233,000 reduction in depreciation and amortization expense due to the end of life of certain assets, a $119,000 reduction in semiconductor tooling expenses, and a $130,000 reduction in expenditures attributable to our research and development operation in France. We sold Centile Europe SA at the beginning of the second quarter of fiscal 2004, and formed a new French subsidiary, 8x8 Europe SARL, in the third quarter of fiscal 2004. We expect research and development expenditures related to our Packet8 service to continue to increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses were $3.6 million and $1.2 million for the quarters ended September 30, 2004 and 2003, respectively. The $2.4 million increase in selling, general and administrative expenses for the three month period ended September 30, 2004, as compared to the comparable period in the prior year was primarily attributable to a $286,000 increase in compensation expense for personnel due to headcount additions, a $1 million increase in advertising, public relations and other marketing and promotional expenses, a $730,000 increase in contractor expenses related to the increase in staffing of our customer service organization and a $130,000 increase in sales representative commissions.

Selling, general and administrative expenses were $6.1 million and $2.5 million for the six months ended September 30, 2004 and 2003, respectively. The $3.6 million increase in selling, general and administrative expenses for the six months ended September 30, 2004, as compared to the comparable period in the prior year was primarily attributable to a $546,000 increase in compensation expense for personnel due to headcount additions, a $1.4 million increase in advertising, public relations and other marketing and promotional expenses, a $1.1 million increase in contractor expenses related to the increase in staffing of our customer support organization and a $293,000 increase in legal and accounting fees. We expect sales and marketing expenditures related to our Packet8 service to continue to increase.

Other Income, Net

Other income, net was $71,000 and $858,000 for the three month periods ended September 30, 2004 and 2003, respectively. The decrease of $787,000 in other income for the second quarter of fiscal 2005 as compared to the prior year was primarily attributable to a gain of $790,000 recognized in the second quarter of fiscal 2004 for the sale of our subsidiary, Centile Europe SA, in July 2003.

For the six months ended September 30, 2004 and 2003, other income (expense) net was $295,000 and $799,000, respectively. The decrease of $504,000 in other income for the six months ended September 30, 2004 as compared to the comparable period in the prior year was primarily attributable to the $790,000 gain on the sale of Centile Europe SA recorded in the second quarter of fiscal 2004. The decrease was partially offset by the fiscal 2005 receipt of escrow funds related to a cost-basis common stock investment in an entity that was acquired in 1999 by a third party and an increase in interest income due to higher average cash balances in fiscal 2005.

Provision for Income Taxes

There were no tax provisions recorded during the three and six month periods ended September 30, 2004 and 2003, due to year to date net losses incurred. In the quarter ended June 30, 2004, we recorded approximately $20,000 of income tax benefit attributable to an income tax refund received by one of our foreign subsidiaries. No additional tax benefits have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents approximating $28 million, representing an increase of approximately $15 million from March 31, 2004, the end of our last fiscal year. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $7.9 million for the first six months of fiscal 2005 was primarily attributable to the net loss of $6.3 million and net cash used in changes in operating assets and liabilities of $1.6 million primarily attributable to inventory purchases, adjusted for $58,000 of depreciation and amortization expense. Cash used in operations of approximately $1.2 million for the first six months of fiscal 2004 was primarily attributable to the net loss of $753,000, adjusted for the $790,000 gain on the sale of Centile Europe and $469,000 of depreciation and amortization, and net cash used in changes in operating assets and liabilities of $55,000. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities of $421,000 for the six months ended September 30, 2004 was primarily attributable to $511,000 of purchases of fixed assets and purchases of investments of $160,000, partially offset by a $250,000 decrease in cash classified as restricted cash due to the termination of a letter of credit. Cash used in investing activities for the six months ended September 30, 2003 was primarily attributable to net purchases of marketable equity securities and mutual funds of $802,000 and purchases of fixed assets of $13,000, offset by $20,000 of proceeds from the sale of fixed assets.

Cash provided by financing activities during the first six months of fiscal 2005 consisted primarily of $11.1 million of net proceeds received from a common stock offering completed in June 2004, and approximately $12 million of proceeds received on September 30, 2004, from an offering that subsequently closed on October 1, 2004. Cash provided by financing activities during the first six months of fiscal 2004 consisted primarily of $978,000 of proceeds resulting from the sale of common stock in a private placement transaction and to employees through our employee stock plans.

At September 30, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $1.1 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At September 30, 2004, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2005...................... $         54
   2006................................          403
   2007................................          482
   2008................................          490
   2009................................          493
   2010................................          206
                                         ------------
Total minimum payments................. $      2,128
                                         ============

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, are sufficient to satisfy our expected working capital and capital expenditure requirements for the next twelve months.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate, which could require us to raise additional funds to support our operations earlier than otherwise expected. Unless we achieve and maintain profitability, we will need to raise additional capital to support our business We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures by making reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. Historically, we have derived a significant portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, substantially all of our arrangements with our vendors are denominated in U.S. dollars. We have foreign subsidiaries and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

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

We recorded an operating loss of approximately $6.6 million for the six months ended September 30, 2004, and we ended the period with an accumulated deficit of $158 million. In addition, we recorded operating losses of $4 million, $12 million and $10 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

The growth of our business and our future profitability depends on the growth of the Packet8 revenue.

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

Semiconductor and related software revenues represented approximately 83% and 88%, respectively, of the Company's consolidated revenues for fiscal 2004 and 2003. However, these revenues have not been sufficient to profitably operate our semiconductor business. Therefore, we have reduced the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of-life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort, prior to the aforementioned transaction, were $0 and $1.1 million during the fiscal years ended March 31, 2004 and 2003, respectively, representing approximately 0% and 12% of revenues of our semiconductor business and 0% and 10.5% of 8x8's consolidated revenues for such periods. As a result of the transfer of this development effort to Leadtek, this development revenue ceased. In January 2004, we initiated an end- of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business remains a continuing operation and will continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as percentage of our consolidated revenues.

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

  product performance;

  cost- effectiveness of products under development;

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

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include traditional telephone service providers, such as AT&T and Verizon, cable television companies, such as Cablevision, Comcast and Time Warner, and other VoIP service providers such as Vonage. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

Our success depends on third parties in our distribution channels.

We currently sell our products direct to consumers and through resellers, and are focusing efforts on increasing our distribution channels. Our future revenue growth will depend in large part on sales of our products through reseller and other distribution relationships. We may not be successful in developing additional distribution relationships. Agreements with distribution partners generally provide for one-time and recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition or results of operations.

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

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our videophones and VoIP terminal adaptors that are used with our Packet8 service, we rely on the availability of certain semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are currently not available from any other manufacturer. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

Our Packet8 service depends on the availability of third party network service providers that provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for our customers. Many of these network service providers have been affected by the downturn in the telecommunications industry and may be forced to terminate the services that we depend on. The time to interface our technology to another network service provider, if available, and qualify this new service could have a material adverse effect on our business, operating results or financial condition.

While we believe that relations with our current service provider are good and we have a contract in place, there can be no assurance that this service provider will be able or willing to supply services to us in the future or that we will be successful in signing up alternative or additional providers. While we believe that we could replace our current provider, if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to lower our prices.

Our products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. Excess inventory levels would subject us to the risk of inventory obsolescence and the risk that our selling prices may drop below our inventory costs, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, operating results or financial condition.

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business.

Many of the potential customers for our Packet8 service have requested that our products and services be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. This could harm our business, financial condition or results of operations.

We may have difficulty identifying the source of the problem when there is a problem in a network.

Our Packet8 service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our Packet8 service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or results of operations.

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

Many of our current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical, and other resources. Many also have greater name recognition and a larger installed base of customers than we have. Competition in our markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than us to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that we will be able to continue to compete effectively, and any failure to do so would harm our business, operating results or financial condition.

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

There has been substantial litigation in the communications, semiconductor, electronics, and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us.

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

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on standards such as SIP, H.323, MGCP and Megaco to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our VoIP telephony products, which would have a material adverse effect on our business, financial condition or operating results.

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

In many countries in which we operate or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue to be in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could have a material adverse effect on our business, operating results or financial condition.

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

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state regulatory agencies. On February 12, 2004, the FCC initiated a notice of public rule-making to update FCC policy and consider the appropriate regulatory classification for VoIP and other IP enabled services. On November 9, 2004, the FCC ruled that Vonage DigitalVoice and similar services are jurisdictionally interstate and not subject to state certification, tariffing and other common carrier regulations, including 911. On February 11, 2004, the California Public Utilities Commission (CPUC) initiated an investigation into voice over IP providers. As a tentative conclusion of law, the CPUC stated that they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. There is risk that a regulatory agency requires us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which Packet8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet. There is also risk that specific E911 requirements imposed by a regulatory agency may impede our ability to offer service in a manner that conforms to these requirements. While we are developing technologies that seek to provide access to emergency services in conjunction with our IP communications offerings, the existing requirements, which are tethered to and dependent upon the legacy PSTN network, neither work in an IP environment nor take advantage of the significantly enhanced capabilities of the IP network.

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

On July 27, 2004, we received a letter from the Arizona Corporation Commission (ACC) stating that it was conducting a competitive analysis of the various telecommunications markets in Arizona. The letter requested that we provide answers to a listing of questions as well as certain data. On August 26, 2004, after executing the ACC's standard protective agreement governing the submission of commercially sensitive information, we sent to the ACC answers to some of the questions posed in the initial letter, together with information responsive to certain of the data requests. Inasmuch as the ACC proceeding is a generic docket opened for the purpose of gathering information regarding VoIP, additional information requests are possible, but none has been received to date.

In November 2004, we received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that we begin collecting and remitting utility user taxes no later than January 1, 2005.

We may be subject to liabilities for past sales and our future sales may decrease.

In accordance with current industry practice, we do not collect state and federal telecommunications taxes, other than federal excise tax, or other telecommunications surcharges with respect to our Packet8 service. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out- of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

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

There may be risks associated with the lack of 911 emergency dialing or the limitations associated E911 emergency dialing with the Packet8 service.

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

For the six months ended September 30, 2004, sales to customers outside of the United States represented approximately 14% of our total sales. Sales to customers outside of the United States during the years ended March 31, 2004, 2003 and 2002 were 71%, 62%, and 61%, respectively, of total revenues. Substantially all of our products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, potentially weaker protection of intellectual property rights, export license requirements, tariffs and other trade barriers, potentially adverse tax consequences, fluctuations in currency exchange rates, greater difficulty in collecting accounts receivable and longer collection periods, the impact of recessions in economies outside of the United States, and difficulty in staffing and managing foreign operations. In addition, language and cultural differences may result in uncertain market acceptance and difficulties in marketing efforts. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. Taiwan in particular is subject to a high rate of natural disasters, such as earthquakes or typhoons, which could have significant impact on our suppliers and customers due to a delay in operations within that country. In addition, Taiwan's tenuous relationship with mainland China is a source of continuing concern due to potential hostilities. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results or financial condition.

We may need to raise additional capital to support our operations.

As of September 30, 2004, we had cash and cash equivalents, restricted cash and investments of approximately $28.7 million. Unless we achieve and maintain profitability, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on October 15, 2004, our common stock had a closing bid price of $3.21 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of October 15, 2004, based on our closing price as of that day, the market value of our securities approximated $148 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate internal controls under Section 404 of the Sarbanes Oxley Act of 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by this legislation. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq SmallCap Market. Any such action could adversely affect our financial results and could cause our stock price to decline.

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

Disclosure Controls and Internal Controls

Our management, including the CEO and CFO, has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2004 Annual Meeting of Stockholders was held on August 10, 2004, at the Company's principal executive offices in Santa Clara, California. At the meeting, shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 92% of eligible votes associated with outstanding votable securities.

The voting results by proposal were:

PROPOSAL 1. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for director were elected:

Name of Nominee	Votes Cast For	Votes Withheld
Barry Andrews	37,647,112	2,052,592
Guy L. Hecker, Jr.	39,265,169	434,535
Bryan R. Martin	37,654,112	2,045,592
Christopher McNiffe	37,588,548	2,111,156
Donn Wilson	39,260,538	439,166

PROPOSAL 2. The ratification and appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending March 31, 2005, was approved by the stockholders with 39,439,592 voting in favor, 108,805 voting against and 151,307 abstaining.

ITEM 6. EXHIBITS

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

Date: November 12, 2004

8X8, INC.
(Registrant)
By: /s/ James Sullivan /
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)