Form 10-Q
period 2004-12-31
8X8 INC /DE/
filed 2005-02-14
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-21783

8X8, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3151 Jay Street
Santa Clara, CA    95054
(Address of Principal Executive Offices including Zip Code)

(408) 727-1885
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [     ]     NO [ X ]

      The number of shares of the Registrant's Common Stock outstanding as of January 28, 2005 was 46,863,443.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     December 31,     March 31,
                                                         2004          2004
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     22,111  $     13,249
  Restricted cash .................................          250           800
  Short-term investments ..........................          610            --
  Accounts receivable, net ........................        1,493           608
  Inventory .......................................        1,784            98
  Other current assets ............................        2,241           645
                                                     ------------  ------------
    Total current assets ..........................       28,489        15,400
Property and equipment, net .......................        1,464           158
Other assets ......................................           14            13
                                                     ------------  ------------
                                                    $     29,967  $     15,571
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $      3,202  $        854
  Accrued compensation ............................          520           415
  Accrued warranty ................................          190           194
  Deferred revenue ................................        1,831           547
  Other accrued liabilities .......................          944           559
                                                     ------------  ------------
    Total current liabilities .....................        6,687         2,569
                                                     ------------  ------------
  Other liabilities ...............................          217           216
Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock ....................................           47            38
  Additional paid-in capital ......................      186,893       164,469
  Deferred compensation ...........................           --            (3)
  Accumulated deficit .............................     (163,877)     (151,718)
                                                     ------------  ------------
    Total stockholders' equity ....................       23,063        12,786
                                                     ------------  ------------
                                                    $     29,967  $     15,571
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                  December 31,         December 31,
                                              -------------------- --------------------
                                                 2004       2003      2004       2003
                                              ---------  --------- ---------  ----------
Product revenues ........................... $     632  $     337      1918       1948
License and service revenues ...............     2,332      2,952      5646       5390
                                              ---------  --------- ---------- ----------
   Total revenues ..........................     2,964      3,289      7564       7338
                                              ---------  --------- ---------- ----------
Operating expenses:
  Cost of product revenues .................     1,073        413      2862       1320
  Cost of license and service revenues .....     1,442      1,444      3492       1943
  Research and development .................       784        522      2044       2222
  Selling, general and administrative ......     5,650      1,672     11785       4167
                                              ---------  --------- ---------  ---------
   Total operating expenses ................     8,949      4,051    20,183      9,652
                                              ---------  --------- ---------  ---------
Loss from operations .......................    (5,985)      (762)  (12,619)    (2,314)
Other income, net ..........................       145          8       440        807
Benefit for income taxes ...................        --         --        20         --
                                              ---------  --------- ---------  ---------
Net loss ................................... $  (5,840) $    (754)  (12,159)    (1,507)
                                              =========  ========= =========  =========

Net loss per share:
Basic and diluted........................... $   (0.13) $   (0.02)$   (0.28) $   (0.05)
                                              =========  ========= =========  =========
Weighted average number of shares:
Basic and diluted...........................    46,718     33,549    42,862     30,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                             Nine Months Ended
                                                                              December 31,
                                                                          ----------------------
                                                                              2004        2003
                                                                          ----------  ----------
Cash flows from operating activities:
Net loss ............................................................... $  (12,159) $   (1,507)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of business ........................................         --        (790)
       Depreciation and amortization ...................................        108         557
       Stock compensation ..............................................          3       1,165
       Other ...........................................................         12           1
Changes in assets and liabilities, net of business sold.................       (169)        447
                                                                          ----------  ----------
      Net cash used in operating activities ............................    (12,205)       (127)
                                                                          ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment .................................     (1,371)        (64)
   Proceeds from sale of equipment .....................................         --          53
   Restricted cash decrease.............................................        550          --
   Purchase of short term investments ..................................       (610)         --
   Proceeds from sale of Centile Europe SA, net ........................         --         398
   Short term investments -- trading activity, net......................         --         208
                                                                          ----------  ----------
      Net cash provided by (used in) investing activities ..............     (1,431)        595
                                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock under employee stock plans....        272       1,447
   Proceeds from common stock offerings, net ...........................     22,226       7,902
                                                                          ----------  ----------
       Net cash provided by financing activities .......................     22,498       9,349
                                                                          ----------  ----------
Net increase in cash and cash equivalents ..............................      8,862       9,817
Cash and cash equivalents at the beginning of the period ...............     13,249       3,371
                                                                          ----------  ----------
Cash and cash equivalents at the end of the period ..................... $   22,111  $   13,188
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

The Company offers the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. The Packet8 voice and video communications service (Packet8) enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, 8x8 offers a videophone for use with the Packet8 service.

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

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash and cash equivalents will be sufficient to finance the Company's operations through at least the next twelve months. However, the Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

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

Short-term Investments

The Company's short-term investments consist of investments in mutual funds and certificates of deposit. All short-term investments are classified as available-for-sale.

Packet8 Service Revenue

The Company defers revenue recognition of new subscriber revenue from its Packet8 service offerings until the acceptance period has expired. New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. As the Company has been providing its Packet8 service for a limited period of time, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company generally defers new subscriber revenue for thirty days to ensure that the thirty day acceptance period has expired.

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

                                                         Three Months Ended   Nine Months Ended
                                                             December 31,        December 31,
                                                         ------------------  ------------------
                                                           2004      2003      2004      2003
                                                         --------  --------  --------  --------
Net loss, as reported.................................. $ (5,840) $   (754) $(12,159) $ (1,507)

Add: Stock-based compensation expense
     included in reported net loss.....................       --     1,161         3     1,165
Deduct: Total stock-based compensation (expense)
        benefit determined pursuant to SFAS No.123.....     (799)   (1,593)   (1,678)   (1,373)
                                                         --------  --------  --------  --------
Pro forma net loss..................................... $ (6,639) $ (1,186) $(13,834) $ (1,715)
                                                         ========  ========  ========  ========
Basic and diluted net loss per share:
     As reported....................................... $  (0.13) $  (0.02) $  (0.28) $  (0.05)
     Pro forma......................................... $  (0.14) $  (0.04) $  (0.32) $  (0.06)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for periods beginning after June 15, 2005 and includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. The Company is currently evaluating the impact of this standard and its transitional alternatives.

3. BALANCE SHEET DETAIL

                                         December 31,     March 31,
                                             2004          2004
                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .. $        632  $         57
   Finished goods .....................        1,152            41
                                         ------------  ------------
                                        $      1,784  $         98
                                         ============  ============

4. COMMON STOCK OFFERINGS AND WARRANTS

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

In October 2004, the Company sold 3,508,772 shares of its common stock at $3.42 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,403,509 shares of 8x8 common stock at an exercise price of $4.10 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 175,438 common shares at $3.42 per share and 70,175 common shares at $4.10 per share.

In connection with, and in consideration for, the execution of a marketing and distribution agreement with TJF Associates, LLC ("TJF") on December 10, 2004, the Company agreed to issue a warrant to TJF for the purchase of up to 4,500,000 shares of 8x8 common stock. The terms of the warrant will provide that at any time prior to December 31, 2009, TJF or its transferees may exercise in whole or in part a warrant to acquire up to 4,500,000 shares (subject to certain customary adjustments) of 8x8 common stock, at a purchase price per share equal to $5.50 (subject to certain customary adjustments). Only the vested portion of the warrant can be exercised, and vesting is based on the number of customers subscribing to the Company's Packet8 service that were referred by TJF. The shares subject to the warrant commence vesting once TJF has delivered 50,000 subscribers to the Packet8 service. The warrants shall vest quarterly at a rate of six shares per incremental net Packet8 subscriber attributable to TJF in existence on the last day of each calendar quarter until December 31, 2009, the expiration date of the warrant. If TJF delivers 50,000 subscribers to the Packet8 service on or before August 31, 2005, beginning with the quarter ending September 30, 2005, eight shares vest for each subscriber to 8x8's Packet8 service, and thereafter the warrants shall vest quarterly at a rate of eight shares per incremental net subscriber. If no warrants have vested by December 31, 2005, then the warrant shall be automatically cancelled and expire as of that date. The Company has granted TJF piggyback registration rights such that TJF may sell some or all of its vested shares in connection with certain registered offerings made by the Company. As of December 31, 2004, the warrant had not been issued and no subscribers had been registered by TJF.

5. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three and nine month periods ended December 31, 2004 and 2003, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                        Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                          --------------------- --------------------
                                             2004       2003       2004       2003
                                          ---------  ---------- ---------  ---------
Common stock options ...................     6,834      6,519      6,834      6,519
Warrants ...............................     5,979      2,937      5,979      2,937
                                          ---------  ---------- ---------  ---------
                                            12,813      9,456     12,813      9,456
                                          =========  ========== =========  =========

6. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale. Comprehensive loss for the three and nine months ended December 31, 2004 and 2003, approximated net loss for those periods.

7. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. The following net revenues are presented by groupings of similar products and services (in thousands).

                                           Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                          --------------------  --------------------
                                             2004       2003       2004       2003
                                          ---------  ---------  ---------  ---------
Packet8 and videophones/equipment....... $   2,707  $     364  $   6,199  $     635
Semiconductors and related software.....       232      2,908      1,262      6,474
Hosted iPBX solutions...................        25         17        103        229
                                          ---------  ---------  ---------  ---------
   Total revenues ...................... $   2,964  $   3,289  $   7,564  $   7,338
                                          =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or nine months ended December 31, 2004. For the quarter ended December 31, 2003, one customer represented approximately 70% of total revenues. For the nine months ended December 31, 2003, two customers represented greater than 10% of total revenues, and those percentages were 33% and 19%, respectively. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                         Three Months Ended  Nine Months Ended
                                                             December 31,        December 31,
                                                         ------------------  ------------------
                                                            2004      2003      2004      2003
                                                         --------  --------  --------  --------
   Americas............................................       93%       17%       89%       20%
   Europe..............................................        7%        5%        9%       13%
   Asia Pacific........................................       --        78%        2%       67%
                                                         --------  --------  --------  --------
                                                             100%      100%      100%      100%
                                                         ========  ========  ========  ========

8. COMMITMENTS AND CONTINGENCIES

Guarantees

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the three and nine months ended December 31, 2004, were as follows (in thousands):

                                             Three           Nine
                                          Months Ended   Months Ended
                                          December 31,   December 31,
                                              2004           2004
                                          ------------  --------------
Balance at beginning of period.......... $        171  $          194
Accruals for warranties.................           51              88
Settlements.............................          (32)            (69)
Changes in estimates....................           --             (23)
                                          ------------  --------------
Balance at end of period................ $        190  $          190
                                          ============  ==============

Standby letters of credit.

The Company has a standby letter of credit totaling $250,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank.

Leases

At December 31, 2004, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2005...................... $         14
   2006................................          408
   2007................................          482
   2008................................          490
   2009................................          493
   2010................................          206
                                         ------------
Total minimum payments................. $      2,093
                                         ============

Legal Proceedings

The Company is involved in various legal claims and litigation that have arisen in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that the final outcome of such matters will not have a materially significant adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation, it could have a materially adverse impact on the Company's operating results, cash flows or financial position.

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal, state and local authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies and local governments. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing legacy telecommunication carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. If the FCC were to determine that VoIP service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results.

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to state or local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation as a legacy telecommunication carrier. While the Company does not believe that exposure to material amounts of fees or penalties exists, if the Company is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its results of operations. The California Public Utilities Commission (CPUC) instituted its own investigation in early 2004 to determine how it will classify and treat VoIP service providers like Packet8. In November 2004, the Company received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that the Company begin collecting and remitting utility user taxes no later than January 1, 2005. Based on the advice of counsel, the Company has responded to these municipalities and disputed their assertions. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time. In January 2005, the Company received a letter from an association representing multiple municipalities in South Carolina asserting that the Company is subject to a business license tax applied to telecommunications companies. The Company is currently consulting counsel and formulating a response to this letter.

The effect of potential future federal, state and local VoIP telephony legislation and regulation on the Company's operations, including, but not limited to, Packet8, cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated or our failure to generate customer or investor interest. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services (collectively, Packet8). We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of December 31, 2004, we had approximately 40,000 Packet8 subscriber lines in service. Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technology.

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

RECENT DEVELOPMENTS

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

In connection with, and in consideration for, the execution of a marketing and distribution agreement with TJF Associates, LLC ("TJF") on December 10, 2004, we agreed to issue a warrant to TJF for the purchase of up to 4,500,000 shares of our common stock. The terms of the warrant provide that at any time prior to December 31, 2009, TJF or its transferees may exercise in whole or in part a warrant to acquire up to 4,500,000 shares (subject to certain customary adjustments) of our common stock, at a purchase price per share equal to $5.50 (subject to certain customary adjustments). Only the vested portion of the warrant can be exercised, and vesting is based on the number of customers subscribing to our Packet8 service that were referred by TJF. The shares subject to the warrant commence vesting once TJF has delivered 50,000 subscribers to the Packet8 service. The warrants shall vest quarterly at a rate of six shares per incremental net Packet8 subscriber attributable to TJF in existence on the last day of each calendar quarter until December 31, 2009, the expiration date of the warrant. If TJF delivers 50,000 subscribers to the Packet8 service on or before August 31, 2005, beginning with the quarter ending September 30, 2005, eight shares vest for each subscriber to our Packet8 service, and thereafter the warrants shall vest quarterly at a rate of eight shares per incremental net subscriber. If no warrants have vested by December 31, 2005, then the warrant shall be automatically cancelled and expire as of that date. We have granted TJF piggyback registration rights such that TJF may sell some or all of its vested shares in connection with certain registered offerings made by us.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for periods beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statements of operations data for the three and nine month periods ended December 31, 2004 and 2003, respectively, expressed as a percentage of our total revenues represented by each item.

                                           Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                          --------------------   --------------------
                                               2004      2003         2004      2003
                                          ---------  ---------   ---------  ---------
Product revenues .......................        21%        10%         25%        27%
License and service revenues ...........        79%        90%         75%        73%
                                          ---------  ---------   ---------  ---------
   Total revenues ......................       100%       100%        100%       100%
                                          ---------  ---------   ---------  ---------
Operating expenses:
  Cost of product revenues .............        36%        13%         38%        18%
  Cost of license and service revenues .        49%        43%         46%        26%
  Research and development .............        26%        16%         27%        31%
  Selling, general and administrative ..       191%        51%        156%        57%
                                          ---------  ---------   ---------  ---------
   Total operating expenses ............       302%       123%        267%       132%
                                          ---------  ---------   ---------  ---------
Loss from operations ...................      -202%       -23%       -167%       -32%
Other income, net ......................         5%        --           6%        11%
Benefit for income taxes ...............        --         --          --         --
                                          ---------  ---------   ---------  ---------
Net loss ...............................      -197%       -23%       -161%       -21%
                                          =========  =========   =========  =========

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Revenues

Product revenues consist of revenues from sales of VoIP terminal adapters and videophone systems, primarily attributable to our Packet8 service, as well as sales of VoIP semiconductors and system products, such as hosted iPBX media hubs. Product revenues were $632,000 for the third quarter of fiscal 2005, an increase of $295,000 from the $337,000 reported in the third quarter of fiscal 2004. The increase for the third quarter of fiscal 2005 was primarily attributable to a $440,000 increase for product revenues attributable to the Packet8 service due to the growth in the subscriber base, partially offset by a $160,000 decrease in sales of VoIP semiconductors.

Product revenues were $1.9 million for the nine months ended December 31, 2004, remaining unchanged as compared to the third quarter of fiscal 2004. Product revenues for the nine months ended December 31, 2004 included a $1.1 million increase attributable to Packet8 due to the growth in the subscriber base compared to the prior year, and a $1.1 million decrease in sales of video and VoIP semiconductors as compared to fiscal 2004.

License and service revenues consist primarily of revenues attributable to our Packet8 service and technology licenses and related maintenance revenues, as well as any royalties earned under such licenses. We expect that Packet8 service revenues will continue to comprise the substantial majority of license and service revenues on a going forward basis. License and service revenues were $2.3 million in the third quarter of fiscal 2005, a decrease of approximately $700,000 as compared to the $3.0 million recorded for the third quarter of fiscal 2004. The decrease for the third quarter of fiscal 2005 was primarily due to a $2.6 million decrease in license and maintenance revenues associated with our hosted iPBX product and IP semiconductor telephony technology. This decrease was partially offset by a $1.9 million increase in revenues attributable to our Packet8 service due to the growth in the subscriber base. We defer revenue recognition of new Packet8 subscriber revenue until we deem that the customer has accepted the service. During the first quarter of fiscal 2005, we changed our terms of service such that customers may terminate their service and receive a full refund of fees previously paid within thirty days of order placement rather than within thirty days of service activation. As we have been providing our Packet8 service for a limited period of time, we have not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, we defer new subscriber revenue for up to thirty days to ensure that the trial period has expired. As a result of the change in terms of service, we recognized an additional $100,000 of new order revenue during our first fiscal quarter ended June 30, 2004.

License and service revenues were $5.6 million for the nine months ended December 31, 2004, an increase of approximately $200,000 as compared to the $5.4 million recorded for the nine months ended December 31, 2003. The increase was primarily attributable to a $4.5 million increase in Packet8 service revenues. The Packet8 service revenue increase was offset by a decrease of $4.3 million in license and maintenance revenues associated with our hosted iPBX product and IP semiconductor telephony technology.

No customer represented greater than 10% of our total revenues for the three or nine months ended December 31, 2004. For the quarter ended December 31, 2003, one customer represented approximately 70% of total revenues. For the nine months ended December 31, 2003, two customers represented greater than 10% of total revenues. Those percentages were 33%, and 19%, respectively. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                         Three Months Ended  Nine Months Ended
                                                             December 31,        December 31,
                                                         ------------------  ------------------
                                                            2004      2003      2004      2003
                                                         --------  --------  --------  --------
   Americas............................................       93%       17%       89%       20%
   Europe..............................................        7%        5%        9%       13%
   Asia Pacific........................................       --        78%        2%       67%
                                                         --------  --------  --------  --------
                                                             100%      100%      100%      100%
                                                         ========  ========  ========  ========

Cost of Product Revenues

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The cost of product revenues was $1.1 million for the three months ended December 31, 2004 as compared to $413,000 for the three months ended December 31, 2003. The cost of product revenues increased by approximately $660,000 for the third quarter of fiscal 2005 as compared to the prior year quarter primarily due to an approximately $700,000 increase attributable to equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the third quarter of fiscal 2005 due to the end of life of these products initiated in fiscal 2004.

The cost of product revenues approximated $2.9 million for the nine months ended December 31, 2004, an increase of approximately $1.6 million from the $1.3 million recorded for the nine months ended December 31, 2003. The increase in the cost of product revenues was primarily attributable to an approximately $1.9 million increase for equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a $300,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the third quarter of fiscal 2005 for the reasons cited above. Deferred cost of product revenues of $1.8 million and $183,000 at December 31, 2004 and 2003, are included in other current assets.

We generally do not charge Packet8 residential subscribers for the terminal adapters used to provide our service when they subscribe on our web site. We have also offered rebates to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer. In accordance with Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters. Accordingly, cost of product revenues exceeds product revenues, and we expect this trend to continue.

Cost of License and Service Revenues

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers, and royalty expenses. The cost of license and service revenues was $1.4 million for the third quarter of fiscal 2005, remaining unchanged as compared to the third quarter of fiscal 2004. Cost of license and service revenues for the third quarter of fiscal 2005 included a $1.1 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base. This $1.1 million increase attributable to Packet8 was offset by a $1.1 million decrease in semiconductor and related software costs, primarily attributable to $1.2 million of costs, including a $1.1 million non-cash stock-based compensation charge, related to the sale and license of certain video compression semiconductor and related technology in the third quarter of fiscal 2004.

The cost of license and service revenues was $3.5 million, an increase of $1.6 million for the nine months ended December 31, 2004, as compared to the $1.9 million recorded for the nine months ended December 31, 2003. The increase of $1.6 million for the nine months ended December 31, 2004, was primarily due to a $3.0 million increase in Packet8 network operations, third party carrier service and other costs due to the year over year growth in the Packet8 subscriber base. This increase was offset by a $1.5 million decrease in license and royalty costs attributable to our IP semiconductor technology, primarily attributable to the development of a video semiconductor product. As the costs of developing this video semiconductor product related to a revenue generating contract, they were included in cost of license and service revenue in fiscal 2004. In the third quarter of fiscal 2004, we terminated this video semiconductor development effort in connection with the license and sale of the technology.

Research and Development Expenses

Research and development expenses consist primarily of personnel, system prototype, design and fabrication, mask, prototype wafer and equipment costs necessary for us to conduct our development efforts. Research and development expenses were $784,000 for the third quarter of fiscal 2005, an increase of $262,000 as compared to the third quarter of fiscal 2004. The increase in research and development expenses for the three month period ended December 31, 2004, as compared to the comparable period in the prior year was primarily due to a $348,000 increase in personnel costs due to additional employee and contractor headcount. These increases were offset by decreases in depreciation and software maintenance expenses.

Research and development expenses were $2.0 million and $2.2 million for the nine months ended December 31, 2004 and 2003, respectively. The $200,000 decrease for fiscal 2005 was primarily attributable to a $295,000 reduction in depreciation and amortization expense due to the end of life of certain assets, a $119,000 reduction in semiconductor tooling expenses and a $135,000 reduction in expenditures attributable to our research and development operation in France due to the reduction in size of that office. We sold Centile Europe SA at the beginning of the second quarter of fiscal 2004, and formed a new French subsidiary, 8x8 Europe SARL, in the third quarter of fiscal 2004. The decreases were offset by a $311,000 increase in payroll and contractor expenses due to increases in headcount. We expect research and development and related expenditures to continue to increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses were $5.7 million and $1.7 million for the quarters ended December 31, 2004 and 2003, respectively. The $4.0 million increase in selling, general and administrative expenses for the three month period ended December 31, 2004, as compared to the comparable period in the prior year was primarily attributable to a $360,000 increase in compensation expense for personnel due to headcount additions, a $2.1 million increase in advertising, public relations and other marketing and promotional expenses, a $525,000 increase in contractor expenses related to the increase in staffing of our telemarketing and customer service organizations, a $215,000 increase in sales agent and retailer commissions, a $265,000 increase in consultant expenses related to compliance with Sarbanes Oxley section 404 and our implementation of new financial systems, and a $100,000 increase in facility related costs due to our facility move in November 2004.

Selling, general and administrative expenses were $11.8 million and $4.2 million for the nine months ended December 31, 2004 and 2003, respectively. The $7.6 million increase in selling, general and administrative expenses for the nine months ended December 31, 2004, as compared to the comparable period in the prior year was primarily attributable to a $907,000 increase in compensation expense for personnel due to headcount additions, a $3.8 million increase in advertising, public relations and other marketing and promotional expenses, a $973,000 increase in contractor expenses due to the increase in staffing of our telemarketing and customer service organizations, a $368,000 increase in sales agent and retailer commissions, a $379,000 increase in consultant expenses related to compliance with Sarbanes Oxley section 404 and our implementation of new financial systems, a $265,000 increase in legal fees, and a $226,000 increase in credit card transaction processing fees.

Other Income, Net

Other income, net was $145,000 and $8,000 for the three month periods ended December 31, 2004 and 2003, respectively. The increase of $137,000 in other income for the third quarter of fiscal 2005 as compared to the prior year was primarily attributable to a $103,000 increase in interest income due to higher average cash balances in fiscal 2005.

For the nine months ended December 31, 2004 and 2003, other income (expense) net was $440,000 and $807,000, respectively. The decrease of $367,000 in other income for the nine months ended December 31, 2004 as compared to the comparable period in the prior year was primarily attributable to the one-time $790,000 gain on the sale of Centile Europe SA recorded during fiscal 2004. The decrease was partially offset by the fiscal 2005 receipt of $181,000 of escrow funds related to a cost-basis common stock investment in an entity that was acquired in 1999 by a third party and a $192,000 increase in interest income due to higher average cash balances in fiscal 2005.

Provision for Income Taxes

There were no tax provisions recorded during the three and nine month periods ended December 31, 2004 and 2003, due to year to date net losses incurred. In the quarter ended June 30, 2004, we recorded approximately $20,000 of income tax benefit attributable to an income tax refund received by one of our foreign subsidiaries. No additional tax benefits have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents approximating $22.1 million, representing an increase of approximately $8.9 million from March 31, 2004, the end of our last fiscal year. We currently have no bank borrowing arrangements.

Cash used in operations of approximately $12.2 million for the first nine months of fiscal 2005 was primarily attributable to the net loss of $12.2 million and net cash used in changes in operating assets and liabilities of $169,000, adjusted for $108,000 of depreciation and amortization expense. Cash used in operations of approximately $127,000 for the first nine months of fiscal 2004 was primarily attributable to the net loss of $1.5 million, adjusted for $1.2 million of stock compensation expense, the $790,000 gain on the sale of Centile Europe SA and $557,000 of depreciation and amortization, and net cash used in changes in operating assets and liabilities of $447,000. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities of $1.4 million for the nine months ended December 31, 2004 was primarily attributable to $1.4 million of purchases of fixed assets and purchases of investments of $610,000, partially offset by a $550,000 decrease in cash classified as restricted cash due to the termination of letters of credit. Cash provided by investing activities for the nine months ended December 31, 2003 was primarily attributable to the receipt of $398,000 of net proceeds from the sale of Centile Europe SA, net sales of marketable equity securities and mutual funds of $208,000 and proceeds from the sale of fixed assets of $53,000, offset by $64,000 of purchases of fixed assets.

Cash provided by financing activities of approximately $22.5 million for the first nine months of fiscal 2005 consisted primarily of $22.2 million of net proceeds received from common stock offerings completed in June and October 2004, and $270,000 of proceeds received from the exercise of common stock options. Cash provided by financing activities during the first nine months of fiscal 2004 consisted primarily of $7.9 million of proceeds resulting from the sale of common stock in private placement transactions and $1.4 million of proceeds from the exercise of common stock options.

At December 31, 2004, we had open purchase orders related to our contract manufacturers of approximately $1.3 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At December 31, 2004, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2005...................... $         14
   2006................................          408
   2007................................          482
   2008................................          490
   2009................................          493
   2010................................          206
                                         ------------
Total minimum payments................. $      2,093
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

We recorded an operating loss of approximately $12.6 million for the nine months ended December 31, 2004, and we ended the period with an accumulated deficit of $164 million. In addition, we recorded operating losses of $4 million, $12 million and $10 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our stock price has been highly volatile.

The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

  actual or anticipated fluctuations in our operating results;

  announcements of technical innovations;

  future legislation or regulation of the Internet and/or voice over Internet protocol (VoIP);

  loss of key personnel;

  new entrants into the VOIP service marketplace, including cable companies and other well-capitalized competitors;

  new products or new contracts by us, our competitors or their customers; and

  developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts, and other factors which could be unrelated to, or outside of, our control.

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

The growth of our business and our potential for future profitability depends on the growth of the Packet8 revenue.

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

Semiconductor and related software revenues represented approximately 83% and 88%, respectively, of the Company's consolidated revenues for fiscal 2004 and 2003. However, these revenues were not sufficient to profitably operate our semiconductor business. Therefore, we have significantly reduced the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of-life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort, prior to the aforementioned transaction, were $0 and $1.1 million during the fiscal years ended March 31, 2004 and 2003, respectively, representing approximately 0% and 12% of revenues of our semiconductor business and 0% and 10.5% of 8x8's consolidated revenues for such periods. As a result of the transfer of this development effort to Leadtek, this development revenue ceased. In January 2004, we initiated an end- of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business remains a continuing operation and may continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as a percentage of our consolidated revenues.

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

The success of our Packet8 voice and video communications service is dependent upon future demand for VoIP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and business customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. Furthermore, end users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions in general and our services in particular. If any or all of these factors fail to occur, our business may decline.

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

  the mix of products sold;

  the management of inventory;

  the level of international sales;

  continued compliance with industry standards and regulatory requirements; and

  general economic conditions.

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

The VoIP telephony market is subject to rapid technological change and we depend on new product and service introductions in order to maintain and grow our business.

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

  product performance;

  cost-effectiveness of current products and services and products under development;

  effective manufacturing processes; and

  effectiveness of promotional efforts.

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

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our services to other service providers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale services. Continued rate decreases will require us to lower our rates to remain competitive and will reduce or possibly eliminate any gross profit from our services. If telecommunications rates continue to decline, we may lose subscribers for our services.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include traditional telephone service providers, such as AT&T, SBC and Verizon, cable television companies, such as Cablevision, Comcast and Time Warner, and other VoIP service providers such as Skype and Vonage. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

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

We do not have long-term purchase agreements with our contract manufacturers or our component suppliers. There can be no assurance that our subcontract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost- effective basis or in a timely manner. For our videophones and VoIP terminal adaptors that are used with our Packet8 service, we rely on the availability of certain semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are currently not available from any other manufacturer. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

While we believe that relations with our current service providers are good and we have a contract in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. While we believe that we could replace our current providers, if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers could have a material adverse effect on our business.

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

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. We hold fifty-eight United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. These licenses are on standard commercial terms made generally available by the companies providing the licenses. The cost and terms of these licenses individually are not material to our business.

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

Our products must comply with industry standards, FCC regulations, state, local country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, H.323, MGCP and Megaco and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including consumer protection, privacy and billing issues and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be unknown, complicated and often uncertain.

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

In many countries in which we operate or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue to be in compliance with any such requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could have a material adverse effect on our business, operating results or financial condition.

Future legislation or regulation of the internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state and local regulatory agencies. On February 12, 2004, the FCC initiated a notice of public rule-making to update FCC policy and consider the appropriate regulatory classification for VoIP and other IP enabled services. On November 9, 2004, the FCC ruled that Vonage DigitalVoice and similar services are jurisdictionally interstate and not subject to state certification, tariffing and other common carrier regulations, including 911. This ruling has been subsequently appealed by several states. On February 11, 2004, the California Public Utilities Commission (CPUC) initiated an investigation into voice over IP providers, including us. As a tentative conclusion of law, the CPUC stated that they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. There is risk that a regulatory agency requires us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which Packet8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet. There is also risk that specific E911 requirements imposed by a regulatory agency may impede our ability to offer service in a manner that conforms to these requirements. While we are developing technologies and offering optional services that seek to provide access to emergency services in conjunction with our IP communications offerings, the existing requirements, which are tethered to and dependent upon the legacy PSTN network, neither work in an IP environment nor take advantage of the significantly enhanced capabilities of the IP network.

The effects of federal or state regulatory actions could have a material adverse effect on our business, financial condition and operating results.

Increasing interest by U.S. states and municipalities in the regulation and/or taxation of voice over IP services could result in laws or regulatory actions that harm our business.

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

On September 22, 2003, the California Public Utilities Commission (CPUC) sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. After consultation with regulatory counsel, we responded to the CPUC, disputed its assertions and did not file the requested application. In our October 22, 2003 response to the CPUC, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC stated that, as a tentative conclusion of law, they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. The CPUC initiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC is considering a number of potential regulatory requirements, including contribution to state universal service programs, provisioning of 911 services, payment of access charges to interconnect with the PSTN and compliance with NANP protocols and basic consumer protection laws, including California's telecommunications "bill of rights." The CPUC is also considering whether exempting VoIP providers from requirements applicable to traditional providers of voice telephony creates unfair competitive advantages that should be proactively addressed, if the regulatory framework governing the provision of VoIP should vary based on the market served and whether VoIP providers should be subject to the current system of intercompany compensation arrangements. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process.

In May 2004, in response to a 2003 complaint case brought by Frontier Telephone of Rochester against Vonage, the New York State Public Service Commission, or NYPSC, concluded that Vonage is a telephone corporation as defined by New York law and must obtain a Certificate of Public Convenience and Necessity, which represents the authorization of the NYPSC to provide telephone service in New York. The NYPSC will allow a forty-five day period in which Vonage can identify and seek waivers of any rules that it believes should not apply. Vonage will be required to provide 911 service in some form, and will be required to file a schedule of its rates. Currently, this decision applies only to Vonage. On June 30, 2004, a federal judge issued a preliminary injunction until January 2005 enjoining the NYPSC from regulating Vonage as a telecommunications carrier. The federal judge may consider the merits of a permanent injunction in 2005. While this ruling applies only to Vonage and not to us, if we are subject to regulation by the NYPSC, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

In July 2004, we received a letter from the Arizona Corporation Commission (ACC) stating that it was conducting a competitive analysis of the various telecommunications markets in Arizona. The letter requested that we provide answers to a listing of questions as well as certain data. On August 26, 2004, after executing the ACC's standard protective agreement governing the submission of commercially sensitive information, we sent to the ACC answers to some of the questions posed in the initial letter, together with information responsive to certain of the data requests. Inasmuch as the ACC proceeding is a generic docket opened for the purpose of gathering information regarding VoIP, additional information requests are possible, but none has been received to date.

In November 2004, we received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that we begin collecting and remitting utility user taxes no later than January 1, 2005. We have responded to these municipalities and disputed their assertions.

In January 2005, we received a letter from an association representing multiple municipalities in South Carolina asserting that the we are subject to a business license tax applied to telecommunications companies. We are currently consulting counsel and formulating a response to this letter.

We may be subject to liabilities for past sales and our future sales may decrease.

In accordance with current industry practice, we do not collect state and federal telecommunications taxes, other than federal excise tax (FET), or other telecommunications surcharges with respect to our Packet8 service. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

Potential regulation of Internet service providers could adversely affect our operations.

To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. The current chairman of the FCC has announced his plans to resign in March 2005. The resulting change in leadership at the FCC may significantly alter the FCC's view of these issues going forward. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our business, financial condition and operating results.

There may be risks associated with the lack of 911 emergency dialing or the limitations associated E911 emergency dialing with the Packet8 service.

We offer E911 service as an option to Packet8 customers who choose phone numbers in markets where E911 service is available (our E911 service is only available in a subset of the markets where we provide telephone numbers). We primarily market the Packet8 service to our residential customers as a secondary line service, not a primary line service. We do not encourage our residential customers to use Packet8 as their only telephone service, unless they provision Packet8 E911 service on the telephone line. Even with E911 provisioned, the IP dialtone service provided by Packet8 is only as reliable as a customer's underlying broadband data service and Internet service provider (neither service is provided by us), and may not be suitable for use in all emergency situations. For customers who choose not to or are unable to subscribe to our E911 service, we play a recorded message in response to customers who dial 911 from these lines instructing them to hang up and either dial their local police/fire department directly from the phone on the Packet8 service, or to dial 911 from a phone connected to the traditional telephone network. However, there may be a risk of liability or future regulatory action with respect to us offering E911 service as an optional service, or the inability of all customers to access local 911 emergency services from a telephone connected to Packet8 service.

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

The operation of our Packet8 service depends on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because our services may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other liability to our customers. Although we attempt to disclaim liability in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss. In addition, we may provide our customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments as a result of service interruptions, we may be obligated to provide credits, generally in the form of free service for a short period of time, to our customers, which could negatively affect our operating results.

Consumer access to our websites directly affects our ability to sign new subscribers and the account management and reseller reporting services we offer and thus affects our service revenues. We experience occasional system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders or providing services to our customers and resellers, which may reduce our service revenues and the attractiveness of our products and services. If we are unable to continually add additional software and hardware and upgrade our systems and network infrastructure in an effective manner, it could cause service interruption and adversely affect our ability to deliver the Packet8 service.

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

A fundamental requirement for operating an internet-based, worldwide voice and video communications service and electronically billing our Packet8 customers is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled. We rely on third party providers to process and guarantee payments made by Packet8 subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our Packet8 transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our Packet8 services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

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

For the nine months ended December 31, 2004, sales to customers outside of the United States represented approximately 11% of our total sales. Sales to customers outside of the United States during the years ended March 31, 2004, 2003 and 2002 were 71%, 62%, and 61%, respectively, of total revenues. Substantially all of our products are, and substantially all of our future products will be, manufactured, assembled, and tested by independent third parties in foreign countries. International sales and manufacturing are subject to a number of risks, including general economic conditions in regions such as Asia, changes in foreign government regulations and telecommunication standards, potentially weaker protection of intellectual property rights, export license requirements, tariffs and other trade barriers, potentially adverse tax consequences, fluctuations in currency exchange rates, greater difficulty in collecting accounts receivable and longer collection periods, the impact of recessions in economies outside of the United States, and difficulty in staffing and managing foreign operations. In addition, language and cultural differences may result in uncertain market acceptance and difficulties in marketing efforts. We are also subject to geopolitical risks, such as political, social, and economic instability, potential hostilities, and changes in diplomatic and trade relationships, in connection with our international operations. Taiwan in particular is subject to a high rate of natural disasters, such as earthquakes or typhoons, which could have significant impact on our suppliers and customers due to a delay in operations within that country. In addition, Taiwan's tenuous relationship with mainland China is a source of continuing concern due to potential hostilities. A significant decline in demand from foreign markets could have a material adverse effect on our business, operating results or financial condition.

We are likely to raise additional capital to support our operations.

As of December 31, 2004, we had cash and cash equivalents, restricted cash and investments of approximately $23.0 million. Unless we achieve and maintain profitability, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on January 28, 2005, our common stock had a closing bid price of $2.81 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of January 28, 2005, based on our closing price as of that day, the market value of our securities approximated $130 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal control as of March 31, 2005, the end of our current fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act (Section 404). As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time. We may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq SmallCap Market. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.

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

Date: February 14, 2005

8X8, INC.
(Registrant)
By: /s/ James Sullivan /
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)