Form 10-K
period 2005-03-31
8X8 INC /DE/
filed 2005-06-14
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [      ]

      Based on the closing sale price of the Registrant's common stock on the NASDAQ SmallCap Market System on September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $159,961,000.

      The number of shares of the Registrant's common stock outstanding as of May 20, 2005 was 53,816,989.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed for the 2005 Annual Meeting of Stockholders.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2005

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and include statements regarding our expectation concerning the adequacy of our facilities; our estimates of litigation exposure and our beliefs about the sufficiency of our supplier arrangements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including a shifting of internal research and development focus based on changes in the market or adequacy of funding; a failure of customers to adopt voice and video over internet protocol technology or advances in competing systems and services; our business may grow in an unanticipated manner causing us to require different types of facilities; ordinary course litigation may cause a greater than anticipated impact due to factual matters or issues beyond our control; and our ability to source our products may be interrupted if our manufacturers cease operations or no longer desire to do business with us. Please also see the section entitled "Factors That May Affect Future Results" for additional risks that may impact our business. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2005 refers to the fiscal year ended March 31, 2005). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

We develop, market and sell telecommunication services and technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, phone service, Packet8 Virtual Office service and Packet8 videophone equipment and service. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, launched the Packet8 Virtual Office business service in March 2004 and launched the Packet8 videophone service in June 2004. As of March 31, 2005, we had approximately 57,000 Packet8 lines in service.

The Packet8 voice and video broadband phone service (Packet8) enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, we offer a videophone in conjunction with our video service plans that connects to a customer's high-speed Internet connection to deliver all of the voice features above, as well as unlimited video calls to any other Packet8 videophone customer in the world. We also sell pre-programmed analog telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional features of Virtual Office through on-screen menus on the phone.

Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technology. Prior to fiscal 2004, we were focused on our VoIP semiconductor business (through our subsidiary Netergy Microelectronics, Inc.) and hosted iPBX solutions business (through our subsidiary Centile, Inc.). In late fiscal 2003, we began to devote more of our resources to the promotion, distribution and development of the Packet8 service than to our existing semiconductor or hosted iPBX solutions businesses. We completed several transactions during fiscal 2004 to license and sell technology and assets of these former businesses, including the sale of our hosted iPBX research and development center in France, the sale and license of our next generation video semiconductor development effort, and the license of technology and manufacturing rights for our VoIP semiconductor products to other semiconductor companies. In addition, in January 2004, we announced the end of life of our VoIP semiconductor products, and began accepting last time buy orders from customers. We continue to own the voice and video technology related to the semiconductor and iPBX businesses, and utilize this technology in the Packet8 service offering, and continue to sell or license this technology to third parties.

During fiscal 2005, we completed three equity financing transactions for gross proceeds of approximately $38.5 million. As of March 31, 2005, we had cash, cash equivalents, restricted cash and investments of approximately $31.8 million as compared to $14 million at March 31, 2004.

Available Information

We maintain a corporate Internet website with the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Industry Background

VoIP is a technology that enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). The most common protocol used for communicating on these packet switched networks is IP. VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which use a fixed electrical path to carry voice signals through a series of switches to a destination.

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

Technology research firms and analysts predict that VoIP telephony services will grow from less than 1,000,000 U.S. households at the end of 2004 to up to 20 million U.S. households by 2009.

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

  They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;

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

The growth of the Internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide broadband communication services with unmatched quality. Our goal is to achieve this objective by delivering innovative technologies and services and balancing the needs of our customers with the needs of our business. We foster an environment that empowers our employees to provide the best service to our customers and partners in every way that they interact with us. We intend to bring the best possible voice and video products and services, at an affordable price, to residential consumers and businesses and enhance the ways in which these customers communicate with each other, and with the world.

Specific strategies to accomplish this objective include:

  Capitalize on our technological expertise to introduce new products and features. Over the past ten years, we have developed or acquired several core technologies that form the backbone of our video and voice over IP service and which we intend to use to develop product enhancements and future products. We developed the endpoint technologies used to provide video and voice service at the customer premise, and control the embedded software that run these endpoint devices. As a result, we are able to update the software functionality of our customers' endpoints without any third party assistance.
  Offer the best possible service and support to our customers with a world class customer support organization. We have established a call center and customer support group at our headquarters in Santa Clara, California and have outsourced call center operations in Syracuse, New York and Phoenix, Arizona. We are also investing in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. In an emerging industry with world-changing technologies, we are focused on our customers and their experience with Packet8.
  Develop additional distribution channels. We have established relationships with resellers, retailers and other distributors of telecommunications products. To further accelerate growth of our Packet8 residential and business offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers, equipment manufacturers and retailers to make our products more readily available and accessible to potential customers of our service.

Our Packet8 Solution

Packet8 is an Internet-based communication service that works over virtually any high-speed Internet connection in the world, and allows calls to or from any phone in the world, whether that phone is an IP phone or a regular public switched telephone network, or PSTN, phone. Packet8 utilizes IP communication endpoints (i.e., a desktop adapter) which, when used in conjunction with the Packet8 network software and any standard telephone, enable plug and play installation and a familiar dialtone user interface. The Packet8 service also uses web-based technologies to enable account setup, account management, billing and customer support. We have developed a significant amount of the technology underlying our Packet8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the Packet8 service, we currently resell private-branded telephone IP terminal adapters, which allow a regular analog telephone to be connected to an IP network, IP videophones, and preprogrammed business telephones. These devices, some of which are manufactured by certain of our former semiconductor customers, utilize our licensed semiconductor technology and certain unique software modifications to the protocol and application code that enable them to connect to 8x8's Packet8 IP services platform. The designs of these devices are based on our former semiconductor reference designs. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

Products and Services

PACKET8 VoIP & VIDEO TELEPHONE SERVICE

Our Packet8 VoIP telephone service was introduced in November 2002. Customers enter into a service agreement with us, and select a calling plan based on their anticipated use of the service. Service plans provide various minutes of usage, up to unlimited, for calls in North America and Canada that are made to non-Packet8 customers. Subscribers are charged at a per-minute rate for international calls to non-Packet8 customers, and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under their plan. Depending on the service plan selected, 8x8 will either sell or provide at no cost to the user an 8x8 Desktop Terminal Adapter or Desktop Videophone to use with the Packet8 service. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in forty-five U.S. states and the ability for a subscriber to port a number from another service provider. All Packet8 customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We are also offering video over IP service using our DV326 videophone product which includes all of the voice features described above plus unlimited video calls to any other Packet8 videophone subscriber anywhere in the world. We currently offer enhanced 911, or E911, service in over 2,000 rate centers as an optional feature on all Packet8 calling plans. A Packet8 E911 call is routed as 911 emergency traffic and is accompanied by caller information, which enables emergency personnel to ensure that callers receive the exact same response that they receive from 911 services provided by landline incumbent telephone carriers. The Packet8 E911 implementation routes a subscriber's call directly to a 911 operator and eliminates unnecessary dialog about callers' whereabouts, which is vital in cases where a caller may not be able to verbally communicate due to an emergency condition.

PACKET8 VIRTUAL OFFICE BUSINESS TELEPHONE SERVICE

Our Packet8 Virtual Office business class telephone service was launched in March 2004 and is targeted at the small office, home office (SOHO) business market. Packet8 Virtual Office is an easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers, and provides features and services that neither can provide. Packet8 Virtual Office allows users with a high-speed Internet connection anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class PBX features normally found on dedicated PBX equipment.

Packet8 Virtual Office subscribers have the ability to choose any phone number available to Packet8 subscribers or regardless of a user's geographic location. Subscribers can also port numbers from other service providers. Each extension in the virtual PBX can be located anywhere in the world where there is access to the Internet. Packet8 Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges. Packet8 Virtual Office offers the services small businesses need most, including:

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

WHOLESALE VOICE AND VIDEO SERVICES

Our wholesale voice and video services include a complete suite of VoIP platforms with a Session Initiation Protocol, or SIP, IP switching infrastructure at its core, and voice, video and wireless endpoint devices to form a complete, end-to-end solution. Our technology delivers differentiating features for residential, business and video value-added services with co-branding and private branding options available to enable our partners to offer a differently labeled service similar to Packet8. Our network address traversal, or NAT, firewall traversal technologies, and quality of service, or QOS, techniques are also integrated into the wholesale solution. A wholesale billing interface is also included, enabling service providers to deploy a private-branded offering that integrates into existing broadband billing platforms.

DESKTOP TERMINAL ADAPTER

Our desktop terminal adapter, or DTA, product line is a set of telephone handset-to-Ethernet adapters that interface regular analog phones with IP-based telephony networks. The DTA is installed by the subscriber at their premises and supports a single voice port with its own direct dial phone number. This adapter runs a variety of communication and network protocols, including SIP.

DESKTOP IP VIDEOPHONE

Our desktop videophone product, the DV326, is an IP videophone that contains all of the voice features of a regular Packet8 service. In addition, when a Packet8 videophone subscriber calls another Packet8 videophone subscriber, the videophones connect with instant-on high-speed video sent over the Internet. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The Packet8 videophone is designed to be compatible with other SIP protocol devices.

PACKET8 ENABLED HANDSETS

In March 2005, Uniden America Corporation introduced a fully integrated, service-ready whole house VoIP phone system, the Uniden UIP1868. The Packet8-enabled UIP1868 is a 5.8GHz digital expandable corded/cordless phone that is expandable with up to ten handsets, deploying VoIP capability to each handset using a single high-speed Internet connection. Incorporating 8x8's Internet telephony software, the UIP1868 offers plug-and-play access to Packet8's feature-rich broadband telephone service, and includes a built-in 1-port router. The UIP1868 also includes one phone port to interface external analog phone devices, such as an answering machine or facsimile machine, to the Packet8-enabled base station.

Sales, Marketing and Promotional Activities

We currently sell and market our Packet8 and Packet8 Virtual Office services to end users through our direct sales force, website, retail channels, online channels, network marketing firms and third party resellers. We launched the retail channel in fiscal 2005 and entered into arrangements with numerous brick and mortar retailers, such as CompUSA, Fry's and J&R Music World, and on-line retailers including Amazon.com and TigerDirect. During fiscal 2005, we developed a network marketing channel and entered into agreements with 5Linx, Cognigen, Escape International and TJF Associates (dba Trapeze Communications), among others. These network marketing firms have networks of agents who resell the service in exchange for payment of bounties and commissions by us.

We are marketing the wholesale voice and video service offering to Internet service providers, cable television companies and digital subscriber line, or DSL, providers. Packet8 is offered to these third parties through reseller agreements, hosted and prepaid service agreements or OEM technology license agreements.

We offer individuals and businesses the opportunity to become resellers of our Packet8 services through our affiliate and reseller programs. Resellers are able to purchase bulk Packet8 accounts and hardware at reseller specific rates and they are then able to resell these accounts to private individuals under the Packet8 brand.

Competition

Competitors for the Packet8 service include AT&T Callvantage, iConnectHere, Lingo, Net2Phone, Voicepulse and Vonage, as well as cable television companies, such as Cablevision, Cox and Time Warner, incumbent telephone carriers, such as AT&T, SBC and Verizon and other providers of traditional and legacy telephone service. Our videophone service competes with other providers of videophone services and videoconferencing systems, including Polycom, Sony, Tandberg, Worldgate and various software offerings that implement videophone functionality on a personal computer.

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems, which support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include: customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability and detailed call records. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform, which is a software-based product that manages call admission, call control, call rating and routes calls to an appropriate destination or endpoint. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by a Packet8 subscriber) are sent to a gateway belonging to one of our partner telecommunications carriers where the packets are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a Network Operations Center at our headquarters in Santa Clara, California and employ a staff of individuals with experience in both voice and data operations to provide twenty-four hour operations support We use various tools to monitor and manage all elements of our network in real-time. Additionally, our Network Operations Center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in Santa Clara, California and have a staff of employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced certain customer support activities to third parties. We also provide customer service and technical support directly to our resellers, and certain resellers provide their own support directly to their sub-resellers and end users. Customers who access our services directly through the web site receive customer service and technical support through multilingual telephone communication, web-based customer service and e-mail support.

Interconnection Agreements

We are party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network.

Suppliers

We outsource the manufacturing of the videophones, desktop terminal adapters, business telephones and cordless handsets to third-party manufacturers. We do not have long-term purchase agreements with our contract manufacturers. We rely on one telecommunications provider to originate and terminate substantially all of our PSTN telephone calls. While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

Research and Development

The VoIP market is characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and services and enhancements and features to existing products and services. Our current and future research and development efforts relate to our Packet8 service offerings and the development of new endpoints for subscribers of our service. Future development will also focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, and 802.11b standard and other wireless applications. The development of new products and the enhancement of existing products are essential to our success.

We currently employ twenty-seven individuals in research and development and engineering activities in our facilities in Santa Clara, California and Sophia Antipolis, France. Research and development expenses in each of the fiscal years ended March 31, 2005, 2004 and 2003 were $3.1 million, $2.7 million and $7.8 million, respectively.

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

In addition to the NPRM process, several recent decisions by, and the outcome of the various proceedings pending before, the FCC may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. This petition was denied on April 14, 2004. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its "Free World Dialup," which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in the Telecommunications Act of 1996. This petition was granted on February 12, 2004. In September 2003, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission, MPUC, requiring Vonage to comply with state laws governing providers of traditional telephone service to be pre-empted because Vonage's broadband Internet telephony service is an information service. On November 9, 2004, the FCC adopted an order granting Vonage's request for pre-emption. In that order, the FCC ruled that Vonage's service was inherently interstate and subject to exclusive federal jurisdiction, but declined to rule on the issue of whether it is a telecommunications service or an information service. Judicial appeals from the FCC's Vonage order are pending. On February 5, 2004, SBC Communications Inc. filed two petitions with the FCC relating to IP communications. The first requests a declaratory ruling that all services offered on an IP platform are interstate information services, not telecommunications services, and that they are immune from state regulation as a result. The FCC has incorporated this petition into its generic IP-enabled services rulemaking, where it will consider the regulatory status of Internet protocol voice communications. The second SBC petition requests that the FCC forbear from applying certain common carrier regulation to services offered on IP platforms. On May 5, 2005, the FCC issued an opinion and order denying SBC's forbearance petition, and concluding that the petition was procedurally defective.

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

On September 22, 2003, the California Public Utilities Commission (CPUC) sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. After consultation with regulatory counsel, we responded to the CPUC, disputed its assertions and did not file the requested application. In our October 22, 2003 response to the CPUC, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC stated that, as a tentative conclusion of law, they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. The CPUC initiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC is considering a number of potential regulatory requirements, including contribution to state universal service programs, provision of 911 services, payment of access charges to interconnect with the PSTN and compliance with NANP protocols and basic consumer protection laws. The CPUC is also considering whether exempting VoIP providers from requirements applicable to traditional providers of voice telephony creates unfair competitive advantages, if the regulatory framework governing the provision of VoIP should vary based on the market served and whether VoIP providers should be subject to the current system of intercompany compensation arrangements. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process. On April 7, 2005, the CPUC instituted a rulemaking to assess and revise the regulation of all telecommunications utilities in California except for small incumbent local exchange carriers, or ILECs. The primary goal of this proceeding is to develop a uniform regulatory framework for all telecommunications utilities, except small ILECs, to the extent that it is feasible and in the public interest to do so. While not specifically directed at VoIP, it is unclear at this time what impact this new rulemaking will have on the CPUC's classification or treatment of VoIP services.

In May 2004, in response to a 2003 complaint case brought by Frontier Telephone of Rochester against Vonage, the New York State Public Service Commission, or NYPSC, concluded that Vonage is a telephone corporation as defined by New York law and must obtain a Certificate of Public Convenience and Necessity, which represents the authorization of the NYPSC to provide telephone service in New York. Under this ruling, Vonage would be required to provide 911 service in some form, and would be required to file a schedule of its rates. Vonage appealed this decision and, in June 2004, a federal judge issued a preliminary injunction enjoining the NYPSC from regulating Vonage as a telecommunications carrier. Vonage has asked the federal district court to make this a permanent injunction, and this request is being considered. While this ruling applies only to Vonage and not to us, if we are subject to regulation by the NYPSC, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

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

In July 2004, the Internal Revenue Service issued an Advance Notice of Proposed Rulemaking to determine whether to propose regulations that would revise the existing Federal Excise Tax requirements to reflect changes in communications technologies. Additionally, there are several amendments to the Internet Tax Freedom Act, or ITFA, pending in the federal legislature that aim to expressly exclude VoIP from the tax freedom enjoyed by Internet services under the ITFA.

In August 2004, the FCC released a NPRM to examine the applicability of CALEA on VoIP and broadband services. In the CALEA NPRM, the FCC made certain tentative conclusions that if adopted could impose CALEA obligations on VoIP and broadband services and providers such as us. Complying with CALEA requirements may impose additional substantial costs on us.

In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time.

In late 2004 and early 2005, we received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that we begin collecting and remitting utility user taxes no later than January 1, 2005. We have responded to these municipalities and disputed their assertions.

In January 2005, we received a letter from the Municipal Association of South Carolina, or MASC, an association representing multiple municipalities in South Carolina. The MASC asserts that we are subject to a business license tax applied to telecommunications companies doing business within the participating municipalities' corporate limits. We have responded to the MASC and disputed their assertion.

In May 2005, we received a notice from the City of Chicago that we were being investigated for non-compliance with Chicago tax laws as we are not collecting and remitting Chicago's Telecommunications Tax. We are working with counsel to formulate a response to dispute the applicability of this tax to the Packet8 service.

Most recently, on May 19, 2005, the FCC unanimously adopted an Order and NPRM that requires VoIP providers to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, VoIP service providers that interconnect to the PSTN, or interconnected VoIP providers, will be required to mimic the 911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of the publication of the VoIP E911 Order in the Federal Register, which is expected by late June, with the exception that the customer notification obligations must be complied with within thirty days of the publication. We currently do not offer this service to all of our customers, as it was not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. We have begun to address this issue with our telecommunication interconnection partners. However, we may not be able to offer E911 service to all of our customers, and, as a result, may need to cease from offering service in certain rate centers. The effect of this ruling could have a material adverse effect on our financial position, results of operations and cash flows.

We began to offer Packet8 E911 service in June 2004, but currently do not offer this service to all our customers, as it is not available in certain rate centers from which we provision telephone numbers. We have begun to address this issue with our telecommunication interconnection partners. We may not be able to offer E911 service to all of our customers, and, as a result, may need to cease from offering service in certain rate centers. The impact of not being able to offer E911 service to all of our customers could have an adverse effect on our business, financial condition and results of operations.

In May 2005, we began charging a Regulatory Recovery Fee, currently an additional $1.50 per month, on each telephone number that is used by our customers, including toll free and virtual numbers. The Regulatory Recovery Fee is charged monthly to offset costs incurred by us in complying with inquiries and obligations imposed by federal, state and municipal regulatory bodies/governments and the related legal and billing expenses. This fee is not a tax or charge required or assessed by any government. Many of our competitors charge similar fees.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2005, we had fifty-eight United States patents that have issued and a number of United States and foreign patent applications pending, none of which we consider critical to our business. Our patents expire on dates ranging from 2009 to 2018. We cannot predict whether our pending patent applications will result in issued patents.

To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while in our employ. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others. The communications and software industries are subject to frequent litigation regarding patent and other intellectual property rights. In addition, the laws of foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as do the laws of the United States. Our failure to protect our proprietary information could cause our business and operating results to suffer.

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

Licensing and Development Arrangements

Historically, we entered into licensing and development arrangements with our semiconductor and IP PBX customers to promote the design, development, manufacture and sale of our products. We have licensed portions of our systems technology and software object code for our semiconductors to virtually all of our semiconductor customers. Such arrangements may enable these companies to use our technology to produce products that compete with our Packet8 telephony and video products. We have also licensed the right to manufacture certain of our video and VoIP telephony semiconductor products to several original equipment manufacturers, or OEMs. These licenses generally provide for the payment of royalties. Only certain of these OEM licensees may sell semiconductors based on the licensed technology to third parties, while other licensees are limited to sales of such semiconductors as part of multimedia communication systems or sub-systems. We expect to continue licensing our technology to others, many of whom may be located outside of the United States. In addition to licensing our technology to others, we, from time to time, may take a license to technology owned by third parties and currently rely upon certain technology, including hardware and software, licensed from third parties.

Information about Segments and Geographic Areas

We have only one reportable segment. Financial information relating to our product lines and information on revenues generated in different geographic areas are set forth in Note 12 to our consolidated financial statements contained in Part II, Item 8 of this Report.

Employees

As of March 31, 2005, our workforce consisted of ninety-three employees and sixty-five contractors. These employees and contractors include ninety-six in operations, thirty-four in research and development, seventeen in sales and marketing and eleven in general and administrative capacities. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

ITEM 2. PROPERTIES

Our principal operations are located in an approximately 47,000 square foot facility in Santa Clara, California that is leased through August 2009. Design, testing, research and development, sales and marketing, shipping, customer service and administrative activities are performed in this facility. We also lease office space for our research and development operation in Sophia-Antipolis, France. We believe that our existing facilities are adequate to meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 9 to the consolidated financial statements contained in Part II, Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

On January 21, 2004, we filed and served a complaint against Sony Ericsson Mobile Communications AB (Sony Ericsson) in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleged that certain Sony Ericsson products infringe two 8x8 patents, U.S. Patent Numbers 6,441,842, issued on August 27, 2002, and 6,119,178, issued on September 12, 2000. In March 2005, we and Sony Ericsson agreed to terminate the lawsuit.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

We completed our initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, our common stock was traded on the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." From April 4, 2000 through July 18, 2001, our common stock was traded on the NASDAQ under the symbol "NTRG." Since July 19, 2001 our common stock has traded under the symbol "EGHT." In July 2002, our listing was transferred to the Nasdaq SmallCap Market. We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005. As of May 20, 2005, there were 303 holders of record of our common stock.

The following table sets forth the range of high and low closing prices for each period indicated:

Period		High	Low
Fiscal 2005:
	First quarter	$ 3.54	$ 2.25
	Second quarter	$ 3.84	$ 1.38
	Third quarter	$ 4.49	$ 2.52
	Fourth quarter	$ 4.08	$ 1.61
Fiscal 2004:
	First quarter	$ 0.64	$ 0.23
	Second quarter	$ 1.90	$ 0.41
	Third quarter	$ 7.52	$ 1.33
	Fourth quarter	$ 5.47	$ 2.75

ITEM 6. SELECTED FINANCIAL DATA

                                                            Years Ended March 31, (1) (6)
                                            ----------------------------------------------------------
                                               2005       2004       2003 (5)    2002 (2)   2001 (3)(4)
                                            ----------  ----------  ----------  ----------  ----------
                                                       (in thousands, except per share amounts)
Total revenues............................ $   11,475  $    9,308  $   11,003  $   14,691  $   18,228
Net loss.................................. $  (19,148) $   (3,039) $  (11,403) $   (9,105) $  (74,399)
Net loss per share:
  Basic................................... $    (0.43) $    (0.09) $    (0.40) $    (0.33) $    (2.99)
  Diluted................................. $    (0.43) $    (0.09) $    (0.40) $    (0.33) $    (2.99)
Total assets.............................. $   39,080  $   15,571  $    6,705  $   19,653  $   39,145
Convertible subordinated debentures....... $       --  $       --  $       --  $       --  $    6,238
Contingently redeemable common stock...... $       --  $       --  $      669  $      813  $       --
Accumulated deficit....................... $ (170,866) $ (151,718) $ (148,679) $ (137,276) $ (128,146)
Total stockholders' equity................ $   29,744  $   12,786  $    2,164  $   13,234  $   21,632

__________________

  Fiscal 2001 was a 52 week and 2 day fiscal year. Fiscal 2005, 2004, 2003 and 2002 were 52-week fiscal years.

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

  Beginning fiscal 2003, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted, and we ceased to amortize approximately $1.5 million of goodwill, net of amortization, including intangibles that were classified as goodwill upon adoption of SFAS No. 142. The 2001 and 2002 consolidated financial data includes amortization of goodwill and intangibles totaling $0.7 million for 2002 and $11 million for 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of March 31, 2005, we had approximately 57,000 Packet8 lines in service. In fiscal 2005 and 2004 substantially all of the Company's revenues were generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

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

During fiscal 2005, we completed equity financings for gross proceeds of approximately $38.5 million. As of March 31, 2005, we had cash, cash equivalents, restricted cash and investments of approximately $31.8 million as compared to $14 million at March 31, 2004.

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

Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, valuation of inventories, and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to bad debts, the valuation of inventories, income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included below under "Factors that May Affect Future Results."

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

We defer recognition of new subscriber revenue from our Packet8 service offerings until the acceptance period has expired. New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. As we have been providing our Packet8 service for a limited period of time, we have not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, we defer new subscriber revenue for thirty days to ensure that the thirty day acceptance period has expired.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal adapter or other customer premise equipment constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, we allocate Packet8 revenues, including activation fees, among the customer premise equipment and subscriber services. Revenues allocated to the customer premise equipment are recognized as product revenues at the end of thirty days after order placement, provided the customer does not cancel their Packet8 service. All other revenues are recognized as license and service revenues when the related services are provided. We defer the cost of goods sold of products sold for which the end customer or distributor has a right of return. The cost of the products sold is recognized, contemporaneously with the recognition of revenue, when the subscriber has accepted the service.

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

If a software license arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria or when the customer has signed formal acceptance documentation. If a software license arrangement obligates us to deliver unspecified future products, revenue is recognized on a subscription basis, ratably over the term of the contract.

For all sales, except those completed via the Internet, we use either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement, and recognize revenue upon settlement of the transaction, if there are no customer acceptance conditions. We do not settle credit card transactions until equipment related to the transaction, if any, is shipped to a customer.

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed below under "Factors that May Affect Future Results."

Collectibility of Accounts Receivable

We must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance approximated $1.1 million, net of an allowance for doubtful accounts of $68,000 as of March 31, 2005, including a reserve for disputed credit card charges. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Valuation of Inventories

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and replacement costs. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

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

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which primarily consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of $60.9 million as of March 31, 2005, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Litigation

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others. Management's current estimated range of liability related to pending intellectual property and other litigation involving the Company is based on claims and exposures for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. At March 31, 2005, liabilities related to litigation matters were not significant. Because of the uncertainties related to both the amount and range of loss on pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability, if any, related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the years ended March 31, 2005, 2004 and 2003, expressed as the percentage of our total revenues represented by each item. Cost of product revenues is presented as a percentage of product revenues and cost of license and other revenues is presented as a percentage of license and service revenues. You should read this information in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

                                                          Year Ended March 31,
                                                      -------------------------
                                                        2005    2004     2003
                                                      ------- -------- --------

Product revenues.....................................     21%     29%     52%
License and service revenues.........................     79%     71%     48%
                                                       ------  -------  -------
          Total revenues.............................    100%    100%    100%
                                                       ------  -------  -------
Operating expenses:
  Cost of product revenues...........................     40%     19%     25%
  Cost of license and service revenues...............     45%     28%     14%
  Research and development...........................     27%     30%     71%
  Selling, general and administrative................    161%     65%     68%
  Restructuring and other charges....................     -- %     -- %     31%
                                                       ------  -------  -------
          Total operating expenses...................    273%    142%    209%
                                                       ------  -------  -------
Loss from operations.................................   (173)%    (42)%   (109)%
Other income, net....................................      4%      9%      5%
                                                       ------  -------  -------
Loss before benefit for income taxes.................   (169)%    (33)%   (104)%
Benefit for income taxes.............................     (2)%     -- %     -- %
                                                       ------  -------  -------
Net loss.............................................   (167)%    (33)%   (104)%
                                                       ======  =======  =======

REVENUES

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service, as well as sales of VoIP semiconductors and other system products. Product revenues were $2.4 million, $2.7 million and $5.7 million for fiscal 2005, 2004 and 2003, respectively. The $0.3 million decrease in fiscal 2005 compared to fiscal 2004 million was primarily attributable to a $1.4 million increase in Packet8 product revenues attributable to the growth in the subscriber base compared to the prior year, partially offset by a $1.7 million decrease in sales of video and VoIP semiconductors. During fiscal 2005, our Packet8 lines in service increased from approximately 11,000 at March 31, 2004 to approximately 57,000 at March 31, 2005.

The $3 million decrease in product revenues in fiscal 2004 compared to fiscal 2003 was due primarily to a $2.8 million decline in sales of our semiconductor products, consisting of a $2.5 million decrease in videoconferencing semiconductor sales combined with a $300,000 decrease in VoIP semiconductor sales. The decrease in videoconferencing semiconductor sales was attributable to a decrease in unit shipments due to the end of life of those products and completion of final shipments of such products in the first quarter of fiscal 2004. Total videoconferencing semiconductor product revenues were $530,000 and $3.1 million for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease in VoIP semiconductor revenue was attributable to a decrease in unit shipments combined with a decrease in average selling prices (ASPs). Revenues from system products decreased approximately $264,000 in fiscal 2004 as compared to fiscal 2003 due to decreases in sales of media hubs used with our hosted iPBX product and videophone sales offset by an increase in product revenues attributable to the Packet8 service due to the growth in subscribers.

License and service revenues consist primarily of revenues attributable to our Packet8 service and technology licenses and related maintenance revenues, as well as the royalties earned under such licenses. We expect that Packet8 service revenues will continue to comprise substantially all of our license and service revenues on a going forward basis. Prior to fiscal 2004, our license and service revenues were primarily generated by nonrecurring transactions. License and services revenues were $9.1 million, $6.6 million and $5.3 million for fiscal 2005, 2004 and 2003, respectively. The $2.5 million increase in fiscal 2005 was primarily attributable to a $7.3 million increase in Packet8 service revenues attributable to the growth in the subscriber base, which was partially offset by a decrease of $4.8 million in license and maintenance revenues associated with our hosted iPBX product and IP semiconductor telephony technology.

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

Revenues from our ten largest customers in the fiscal years ended March 31, 2005, 2004 and 2003 accounted for approximately 11%, 73% and 63%, respectively, of our total revenues. No single customer represented more than 10% of our total revenues during fiscal 2005. Two customers represented 26% and 16% of our total revenues in fiscal 2004. We expect customer concentration to decrease in the future as revenues from our Packet8 service increase as a percentage of overall revenues.

Sales to customers outside the United States represented 9%, 71% and 62% of total revenues in the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                     Year Ended March 31,
                                             -------------------------------------
                                                2005         2004         2003
                                             -----------  -----------  -----------
United States.............................. $    10,472  $     2,728  $     4,218
Europe.....................................         646        1,309        2,657
Taiwan.....................................         157        4,163        1,569
Japan......................................          --          568          919
Other......................................         200          540        1,640
                                             -----------  -----------  -----------
                                            $    11,475  $     9,308  $    11,003
                                             ===========  ===========  ===========

Cost of Product Revenues

The cost of product revenues consists of costs associated with systems, components, system and semiconductor assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The cost of product revenues was $4.5 million, $1.8 million and $2.8 million for fiscal 2005, 2004 and 2003, respectively. We generally do not charge Packet8 subscribers for the terminal adapters used to provide our service when they subscribe on our website. We have also offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer. In accordance with Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters. Accordingly, cost of product revenues exceeds product revenues, and we expect this trend to continue.

The $2.7 million increase in the cost of product revenues in fiscal 2005 was primarily due to an approximately $3.3 million increase attributable to equipment provided and sold to Packet8 subscribers upon commencement of service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during fiscal 2005 due to the end of life of these products initiated in fiscal 2004. For the year ended March 31, 2005, we reversed $74,000 of write-downs related to semiconductor product inventory that had been previously written down or for which we had recorded purchase commitment reserves due to the sale of the inventory. In addition, we reversed approximately $120,000 of royalty and $103,000 of warranty reserves related to our former video semiconductor and PSTN videophone products as a result of changes in estimates.

The $1 million decrease in the cost of product revenues in fiscal 2004 as compared to fiscal 2003 was primarily attributable to a $1.3 million decrease in cost of goods sold for semiconductor products, partially offset by a $0.3 million increase for equipment provided and sold to Packet8 subscribers upon commencement of service and related manufacturing, personnel, handling, overhead and shipping costs. For the year ended March 31, 2004, we reversed $116,000 of write-downs related to semiconductor product inventory due to the sale of the inventory, and recorded $70,000 of reserves against our non-IP videophone product inventory. We also reversed approximately $220,000 of warranty reserves related to our video monitoring business as a result of a change in estimate of our warranty exposure.

Cost of License and Service Revenues

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers, and royalty expenses. The cost of license and service revenues was $5.2 million, $2.6 million and $1.5 million for fiscal 2005, 2004 and 2003, respectively. The $2.6 million increase in cost of license and service revenues in fiscal 2005 as compared to fiscal 2004 was primarily due to a $4.1 million increase in Packet8 network operations, third party carrier service and other costs due to the year over year growth in the Packet8 lines in service. This increase was offset by a $1.5 million decrease in license and royalty costs attributable to our IP semiconductor technology, primarily attributable to video semiconductor product development efforts during fiscal 2004. As the costs of developing this video semiconductor product related to a revenue generating contract, they were included in cost of license and service revenue in fiscal 2004 and fiscal 2003. In the third quarter of fiscal 2004, we terminated this video semiconductor development effort in connection with the license and sale of the technology.

The $1.1 million increase in cost of license and service revenues in fiscal 2004 as compared to fiscal 2003 was primarily due to a $1 million increase in Packet8 network operations, third party carrier service and other costs due to the year over year growth in the Packet8 subscriber base and a $0.1 million increase attributable to our IP semiconductor technology.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses have historically consisted primarily of personnel, system prototype design and fabrication, mask, prototype wafer, and equipment costs necessary for us to conduct our development and engineering efforts. Research and development costs, including software development costs, are expensed as incurred. Research and development expenses were $3.1 million, $2.7 million and $7.8 million for fiscal 2005, 2004 and 2003, respectively. The $0.4 million increase in research and development expenses for fiscal 2005 as compared to fiscal 2004 was primarily due to a $0.9 million increase in personnel costs due to additional employee and contractor headcount. These increases were offset by decreases in depreciation, tooling and maintenance expenses.

The $5.1 million decrease in research and development expenses in fiscal 2004 as compared to fiscal 2003 was primarily due to a $2.7 million reduction in compensation expense for personnel primarily attributable to headcount reductions arising from the sale of Centile Europe SA during fiscal 2004, closure of our United Kingdom (UK) office in late fiscal 2003, and the transfer of employees to Leadtek Research, Inc. in connection with the sale and license of our next generation video chip technology, a $0.6 million reduction in depreciation and amortization expense due to the end of life of certain assets and the asset write-offs recorded in fiscal 2003; and a $1.7 million reduction in expenditures attributable to the closure of our UK office in late fiscal 2003 and the sale of Centile Europe SA in the second quarter of fiscal 2004. The reduction in Centile Europe SA expenses in France was partially offset by expenses attributable to 8x8 Europe SARL, our new French subsidiary formed in the third quarter of fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general, and administrative expenses were $18.5 million, $6.1 million and $7.4 million in fiscal 2005, 2004, and 2003, respectively. The $12.4 million increase in selling, general and administrative expenses for fiscal 2005, as compared to fiscal 2004 was primarily attributable to a $1.4 million increase in compensation expense for personnel due to headcount additions, a $4.9 million increase in advertising, public relations and other marketing and promotional expenses, a $1.8 million increase in contractor expenses to the increase in staffing of our telemarketing and customer service organizations, a $1 million increase in sales agent and retailer commissions, a $0.8 million increase in consultant and auditor expenses related to compliance with Sarbanes Oxley Section 404, a $0.5 million increase in legal fees and a $0.4 million increase in credit card transaction processing fees.

The $1.3 million decrease in selling, general, and administrative expenses in fiscal 2004 as compared to fiscal 2003 was due primarily to a $1 million reduction in compensation expense for personnel due to headcount reductions, a $0.7 million reduction in facility related expenses for our headquarters due to a reduction of rent and operating expenses in the fist quarter of fiscal 2004 in connection with a lease extension and a $0.3 million reduction in depreciation and amortization expense due to the end of life of certain assets. The decreases were partially offset by a $0.7 million increase in various other sales, general and administrative expenses including: advertising, promotion and trade show expenses, legal expenditures, primarily related to intellectual property, regulatory and financing matters, and reseller commissions and credit card processing fees.

RESTRUCTURING AND OTHER CHARGES

2003 Restructuring Actions

As a result of restructuring activities in fiscal 2003, we recorded restructuring and other asset impairment charges of approximately $3.4 million. These charges included severance and benefits of approximately $1.2 million, as we reduced our workforce, under voluntary and involuntary separation plans, by thirty-two employees or thirty percent. The majority of the affected employees were Netergy employees based in Santa Clara, California and Marlow, United Kingdom and included employees from sales and marketing and research and development, as well as four executives of Netergy. Severance of approximately $325,000 attributable to involuntary terminations was paid during the year ended March 31, 2003.

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

The following table illustrates the charges, credits and balances of the restructuring reserves for the years ended March 31, 2005, 2004 and 2003, and summarizes asset impairment charges (in thousands):

                                                                 Liability              Liability              Liability
                                  Total      Cash    Non-Cash   at March 31,   Cash    at March 31,   Cash    at March 31,
                                 Charges   Payments   Charges      2003      Payments     2004      Payments     2005
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
Restructuring Charges:
 Severance.................... $   1,177  $ (1,002) $      --  $       175  $   (175) $        --        --  $        --
 Facility related.............       508      (161)      (273)          74       (33)          41       (33)           8
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
   Total restructuring charges     1,685    (1,163)      (273)         249      (208)          41       (33)           8
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
Asset Impairments:
 Fixed Assets.................       212        --       (212)          --        --           --        --           --
 Goodwill.....................     1,539        --     (1,539)          --        --           --        --           --
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
   Total impairment charges...     1,751        --     (1,751)          --        --           --        --           --
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
   Total restructuring and
     impairment charges....... $   3,436  $ (1,163) $  (2,024) $       249  $   (208) $        41       (33) $         8
                                =========  ========  =========  ===========  ========  ===========  ========  ===========

OTHER INCOME, NET

In fiscal 2005, 2004 and 2003, other income, net, was $558,000, $822,000 and $597,000, respectively. In fiscal 2005, other income, net was primarily comprised of interest income earned on our cash, cash equivalents and investment balances. The $264,000 decrease in fiscal 2005 was primarily attributable to a $790,000 one time gain recorded in fiscal 2004 in connection with the sale of Centile Europe SA, partially offset by an increase in interest income of $276,000 due to higher cash balances maintained during the year and the receipt of escrow funds of $180,000 from a cost basis common stock investment in an entity acquired in 1999 by a third party.

The $225,000 increase in other income, net, in fiscal 2004 was primarily attributable to a $790,000 gain recorded in fiscal 2004 in connection with the sale of Centile Europe SA, which was offset by a decrease of $560,000 related to the Canadian tax credits that we collected in fiscal 2003 and recorded as other income.

BENEFIT FOR INCOME TAXES

We had no provisions for the fiscal years ended March 31, 2005, 2004 and 2003. We recorded a $203,000 benefit in fiscal 2005, which was primarily attributable to the release of income tax reserves recorded in prior years and $20,000 attributable to an income tax refund received by one of our foreign subsidiaries.

At March 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $106 million and $57.3 million, respectively, which expire at various dates beginning in 2006 and continuing through 2025. In addition, at March 31, 2005, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.2 million and $2.4 million, respectively. The federal credit carryforwards will begin expiring in 2010 continuing through 2017, while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2005 and 2004, we had gross deferred tax assets of approximately $60.9 million and $54.2 million. We believe that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and a full valuation allowance was recorded at March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $22.5 million of cash and cash equivalents, $0.3 million in restricted cash, and $9 million in investments in marketable securities for a combined total of $31.8 million. In comparison, at March 31, 2004, we had $13.2 million in cash and cash equivalents, $0.8 million in restricted cash and no investments for a combined total of $14 million. We currently have no borrowing arrangements. Our cash and cash equivalents balance increased $9.3 million and the combined balance increased by $17.8 million during fiscal 2005. The increase was primarily attributable to $35.7 million of net proceeds from financing activities, partially offset by $16.5 million used for operating activities, as discussed below. Our restricted cash balance decreased by $0.3 million, as adjusted for $0.3 million of restricted cash recorded on other assets on our consolidated balance sheet, due to termination of agreements requiring letters of credit. The remaining amount is pledged as collateral for a stand-by letter of credit issued by our primary bank.

Cash used in operations of $16.5 million in fiscal 2005 was primarily attributable to the net loss of $19.1 million, adjusted for $0.2 million of non-cash depreciation and amortization, a $0.5 million increase in accounts receivable, a $1.5 million increase in inventory and a $1.9 million increase in deferred cost of goods sold. Cash used in operations was partially offset by a $2.1 million increase in deferred revenue, a $3.6 million increase in accounts payable and a $0.5 million increase in accrued compensation and other accrued liabilities. The increase in accounts receivable was primarily attributable to our development of the retail and distributor channels in fiscal 2005 combined with an increase in subscribers in fiscal 2005, and the increase in inventory was primarily attributable to the growth of the Packet8 service and ramping of production for desktop terminal adapters. The increases in deferred cost of goods sold and deferred revenue were primarily attributable to the growth in subscribers in fiscal 2005 and the retail and distributor channels that we did not have in fiscal 2004. The increase in accounts payable was attributable to timing and an increase in payables for inventory and service provider costs.

Cash used in investing activities of $10.3 million for fiscal 2005 was primarily attributable to $1.6 million of purchases of fixed assets and purchases of investments of $9.7 million, partially offset by a net $0.3 million decrease in cash classified as restricted cash due to the termination of agreements requiring letters of credit and $0.6 million of proceeds received from maturities of investments. The purchases of fixed assets were primarily attributable to equipment required by the growth of the Packet8 subscriber base and expenditures for financial application and customer relationship management software and implementation fees.

Cash provided by financing activities of approximately $36.2 million in fiscal 2005 consisted primarily of $35.7 million of net proceeds received from common stock offerings completed in June and October 2004 and March 2005, and $0.4 million of proceeds received from the sale of our common stock to employees through our employee stock purchase and stock option plans.

Cash used in operations of $1.6 million in fiscal 2004 was primarily attributable to the net loss of $3 million, adjusted for $1.3 million of stock compensation expense, the $790,000 gain on the sale of Centile Europe and $565,000 of depreciation and amortization, a decrease in accrued compensation of $258,000, a decrease in warranty liability of $234,000, a $249,000 decrease in other accrued liabilities, and a $91,000 decrease in other assets. Cash used in operations was partially offset by a $682,000 decrease in accounts receivable, a $325,000 decrease in inventory, and a $263,000 increase in accounts payable. Cash used in investing activities in fiscal 2004 was primarily attributable to $800,000 of cash classified as restricted cash to support standby letters of credit with certain vendors and proceeds from the sale of fixed assets of $79,000, partially offset by the receipt of $398,000 of net proceeds from the sale of Centile Europe SA, and net sales of marketable equity securities and mutual funds of $208,000. Cash provided by financing activities in fiscal 2004 consisted of $11.7 million of proceeds resulting from the sale of common stock: i) to investors in private placement transactions in July and November 2003 (the "Private Placements"), ii) through exercise of warrants issued in the Private Placements, and iii) to employees through our employee stock option plans.

At March 31, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $1.6 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At March 31, 2005, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2006..........................................................       408
2007..........................................................       482
2008..........................................................       490
2009..........................................................       493
2010..........................................................       206
                                                                ---------
          Total minimum payments.............................. $   2,079
                                                                =========

We have sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance our operations for the next twelve months. However, we continually evaluate our cash needs and may pursue additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price or terms that are acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer term business objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123 amounts in the income statement.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the SEC regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123(R).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS No. 123(R) to annual periods beginning after June 15, 2005. Our adoption of SFAS No. 123(R) on April 1, 2006 is expected to have a material impact on our consolidated results of operations. We are currently evaluating the impact of this standard and its transitional alternatives.

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

We recorded an operating loss of approximately $19.9 million for the year ended March 31, 2005, and we ended the period with an accumulated deficit of $171 million. In addition, we recorded operating losses of $4 million and $12 million for the fiscal years ended March 31, 2004 and 2003, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

The growth of our business and our potential for future profitability depends on the growth of Packet8 revenue.

We devote substantially all of our resources to the promotion, distribution and development of our Packet8 service. As such, our future growth and profitability is dependent on revenue from our Packet8 service, as opposed to revenue from our semiconductor business, which has historically accounted for a substantial portion of the Company's consolidated revenues.

Semiconductor and related software revenues represented approximately 83% and 88%, respectively, of the Company's consolidated revenues for fiscal 2004 and 2003. However, these revenues were not sufficient to profitably operate our semiconductor business. Therefore, we have significantly reduced the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of-life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort, prior to the aforementioned transaction, were $0 and $1.1 million during the fiscal years ended March 31, 2004 and 2003, respectively, representing approximately 0% and 12% of revenues of our semiconductor business and 0% and 10.5% of 8x8's consolidated revenues for such periods. As a result of the transfer of this development effort to Leadtek, this development revenue ceased. In January 2004, we initiated an end- of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business may continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as a percentage of our consolidated revenues.

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

We have only been selling our Packet8 service since November 2002. Given our limited history with offering this service, there are many difficulties that we may encounter, including regulatory hurdles, discussed below, and other problems that we may not anticipate. To date, we have not generated significant revenue from the sale of our voice over IP, or VoIP, telephony products and services, including our Packet8 service, and there is no guarantee that we will be successful in generating significant revenues or achieving profitability. If we are not able to generate significant revenues selling into the VoIP telephony market, our business and operating results would be seriously harmed. If we are not able to retain a significant percentage of our current and future Packet8 customers on an ongoing basis, our business and operating results would be seriously harmed.

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
  customer cancellations;
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
  our ability to successfully implement service features mandated by federal and state law;
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

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include traditional telephone service providers, such as AT&T, SBC and Verizon, cable television companies, such as Cablevision, Cox and Time Warner, and other VoIP service providers such as Skype and Vonage. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

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

We do not have long-term purchase agreements with our contract manufacturers. There can be no assurance that our contract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. For our videophones, cordless handsets and terminal adaptors that are used with our Packet8 service, we rely on the availability of certain semiconductor products. These devices are also sourced solely from certain overseas contract manufacturers and partners, and are currently not available from any other manufacturer. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

While we believe that relations with our current service providers are good and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. While we believe that we could replace our current providers, if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers could have a material adverse effect on our business.

We may not be able to manage our inventory levels effectively, which may lead to inventory obsolescence that would force us to incur inventory write-downs.

Our products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, operating results or financial condition.

If our products do not interoperate with our customers' networks, orders for our products will be delayed or canceled and substantial product returns could occur, which could harm our business.

Many of the potential customers for our Packet8 service have requested that our products and services be designed to interoperate with their existing networks, each of which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time as their networks have grown and evolved. Our products must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product designs to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned. In addition, contractual obligations may require us to continue to provide services that interoperate whether cost effective or in our interests. Any of these factors could harm our business, financial condition or results of operations.

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

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, H.323, MGCP and Megaco and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including consumer protection, privacy and billing issues, the provision of 911 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be unknown, complicated and often uncertain.

Regulatory treatment of VoIP telephony outside the United States varies from country to country. We currently distribute our products and services directly to consumers and through resellers that may be subject to telecommunications regulations in their home countries. The failure of these consumers and resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our international operation.

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

At present there are few laws, regulations or rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications and imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

The effects of federal, state or municipal regulatory actions could have a material adverse effect on our business, financial condition and operating results.

Several U.S. states and municipalities have recently shown an interest in regulating VoIP services, as they do for providers of traditional telephone service. If this trend continues, and if state regulation is not preempted by action by the U.S. federal government, we may become subject to a "patchwork quilt" of state regulations and taxes, which would increase our costs of doing business, and adversely affect our operating results and future prospects.

We have already been contacted by several state regulatory authorities regarding our Packet8 service. On September 11, 2003, we received a letter from the Public Service Commission of Wisconsin, or WPSC, notifying us that the WPSC believes that we, via our Packet8 voice and video communications service, are offering intrastate telecommunications services in the state of Wisconsin without certification of the WPSC. According to the WPSC's letter, it believes that we cannot legally provide Packet8-based resold intrastate services in Wisconsin without certification from the WPSC. In addition, the Commission believes that Packet8 bills for intrastate services to Wisconsin customers are void and not collectible. The letter also states that if we do not obtain certification to offer intrastate telecommunications services, the matter will be referred to the State of Wisconsin Attorney General for enforcement action. The letter also states that even if the Company were certified by the WPSC, the previous operation without certification may still subject the Company to referral to the State of Wisconsin Attorney General for enforcement action and possible forfeitures. We consulted with counsel and have responded to the WPSC and disputed their assertions. While we do not believe that the potential amounts of any forfeitures would be material to us, if we are subject to an enforcement action, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

On September 17, 2003, we were contacted by the Ohio Public Utilities Commission, or OPUC, and asked to respond to a questionnaire on Voice over IP technologies that the OPUC is conducting. The OPUC inquired as to the nature of our service, how it is provided, and to what Ohio residents the service is made available. The questionnaire did not contain any assertions regarding the legality of the Packet8 service under Ohio law or any statements as to whether the OPUC believes we are subject to regulation by the state of Ohio. We responded to this questionnaire on October 20, 2003.

On September 22, 2003, the California Public Utilities Commission, or CPUC, sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. After consultation with regulatory counsel, we responded to the CPUC, disputed its assertions and did not file the requested application. In our October 22, 2003 response to the CPUC, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC stated that, as a tentative conclusion of law, they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. The CPUC initiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC is considering a number of potential regulatory requirements, including contribution to state universal service programs, provisioning of 911 services, payment of access charges to interconnect with the PSTN and compliance with NANP protocols and basic consumer protection laws, including California's telecommunications "bill of rights." The CPUC is also considering whether exempting VoIP providers from requirements applicable to traditional providers of voice telephony creates unfair competitive advantages that should be proactively addressed, if the regulatory framework governing the provision of VoIP should vary based on the market served and whether VoIP providers should be subject to the current system of intercompany compensation arrangements. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process. On April 7, 2005, the CPUC instituted a rulemaking to assess and revise the regulation of all telecommunications utilities in California except for small incumbent local exchange carriers, or ILECs. The primary goal of this proceeding is to develop a uniform regulatory framework for all telecommunications utilities, except small ILECs, to the extent that it is feasible and in the public interest to do so. While not specifically directed at VoIP, it is unclear at this time what impact this new rulemaking will have on the CPUCs classification or treatment of VoIP services.

In May 2004, in response to a 2003 complaint case brought by Frontier Telephone of Rochester against Vonage, the New York State Public Service Commission, or NYPSC, concluded that Vonage is a telephone corporation as defined by New York law and must obtain a Certificate of Public Convenience and Necessity, which represents the authorization of the NYPSC to provide telephone service in New York. The NYPSC will allow a forty- five day period in which Vonage can identify and seek waivers of any rules that it believes should not apply. Vonage will be required to provide 911 service in some form, and will be required to file a schedule of its rates. Currently, this decision applies only to Vonage. In June 2004, a federal judge issued a preliminary injunction enjoining the NYPSC from regulating Vonage as a telecommunications carrier. Vonage has asked the federal district court to make this a permanent injunction, and this request is being considered. While this ruling applies only to Vonage and not to us, if we are subject to regulation by the NYPSC, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

In July 2004, we received a letter from the Arizona Corporation Commission, or ACC, stating that it was conducting a competitive analysis of the various telecommunications markets in Arizona. The letter requested that we provide answers to a listing of questions as well as certain data. On August 26, 2004, after executing the ACC's standard protective agreement governing the submission of commercially sensitive information, we sent to the ACC answers to some of the questions posed in the initial letter, together with information responsive to certain of the data requests. Inasmuch as the ACC proceeding is a generic docket opened for the purpose of gathering information regarding VoIP, additional information requests are possible, but none has been received to date.

In late 2004 and early 2005, we received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that we begin collecting and remitting utility user taxes no later than January 1, 2005. We have responded to these municipalities and disputed their assertions.

In January 2005, we received a letter from an association representing multiple municipalities in South Carolina asserting that we are subject to a business license tax applied to telecommunications companies. We have responded to this association and disputed their assertion.

In May 2005, we began charging a Regulatory Recovery Fee, currently an additional $1.50 per month, on each telephone number that is used by our customers, including toll free and virtual numbers. The Regulatory Recovery Fee is charged monthly to offset costs incurred by us in complying with inquiries and obligations imposed by federal, state and municipal regulatory bodies/governments and the related legal and billing expenses. This fee is not a tax or charge required or assessed by any government.

In May 2005, we received a notice from the City of Chicago that we were being investigated for non-compliance with Chicago tax laws as we are not collecting and remitting Chicago's Telecommunications Tax. We are working with counsel to formulate a response to dispute the applicability of this tax to the Packet8 service.

We may be subject to liabilities for past sales and our future sales may decrease.

In accordance with current industry practice, we do not collect state and federal telecommunications taxes, other than federal excise tax, or FET, or other telecommunications surcharges with respect to our Packet8 service. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out- of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

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

There may be risks associated with the lack of 911 emergency dialing or the limitations associated with E911 emergency dialing with the Packet8 service.

In May 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking, or NPRM, that requires VoIP providers to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, VoIP service providers that interconnect to the PSTN, or interconnected VoIP providers, will be required to mimic the 911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one- hundred and twenty days of the publication of the VoIP E911 Order in the Federal Register, which is expected by late June, with the exception that the customer notification obligations must be complied with within thirty days of the publication.

We currently offer E911 service as an option to Packet8 subscribers who choose phone numbers in markets where E911 service is available (our E911 service is only available in a subset of the markets where we provide telephone numbers). We primarily market the Packet8 service to our residential customers as a secondary line service, not a primary line service. We do not encourage our residential customers to use Packet8 as their only telephone service, unless they provision Packet8 E911 service on the telephone line. Even with E911 provisioned, the IP dialtone service provided by Packet8 is only as reliable as a customer's underlying broadband data service and Internet service provider (neither service is provided by us), and may not be suitable for use in all emergency situations. For customers who choose not to or are unable to subscribe to our E911 service, we currently play a recorded message in response to customers who dial 911 from these lines instructing them to hang up and either dial their local police/fire department directly from the phone on the Packet8 service, or to dial 911 from a phone connected to the traditional telephone network.

The VoIP E911 Order will increase our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions. We cannot guarantee that E911 service will be available to all of our subscribers. The VoIP E911 Order or follow-on orders or clarifications could have a material adverse effect on our business, financial condition and operating results.

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

We will likely need to raise additional capital to support our operations.

As of March 31, 2005, we had cash and cash equivalents, restricted cash and investments of approximately $31.8 million. Unless we achieve and maintain profitability, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on May 20, 2005, our common stock had a closing bid price of $2.05 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 20, 2005, based on our closing price as of that day, the market value of our securities approximated $110 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to periodically evaluate internal controls under Section 404 of the Sarbanes Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We are required to perform the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal controls as of the end of each fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act (Section 404). As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time towards Section 404 compliance. In any fiscal year, we may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to comply with the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq SmallCap Market. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, almost all of our arrangements with our contract manufacturers are denominated in U.S. dollars. We have a foreign subsidiary and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers. For additional information regarding our investment policy, see note 1 of the Notes to Consolidated Financial Statements in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 8x8, Inc.

We have completed an integrated audit of 8x8, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Jose, California
June 13, 2005

8X8, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 March 31,
                                                             --------------------
                                                               2005       2004
                                                             ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  22,515  $  13,249
  Restricted cash..........................................       250        800
  Short-term investments...................................     9,035         --
  Accounts receivable, net of allowance of
   $68 and $135............................................     1,144        608
  Inventory................................................     1,600         98
  Deferred cost of goods sold..............................     2,122        310
  Other current assets.....................................       363        335
                                                             ---------  ---------
          Total current assets.............................    37,029     15,400
Property and equipment, net................................     1,788        158
Other assets...............................................       263         13
                                                             ---------  ---------
                                                            $  39,080  $  15,571
                                                             =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $   4,496  $     854
  Accrued compensation.....................................       515        415
  Accrued warranty.........................................       187        194
  Deferred revenue.........................................     2,602        547
  Other accrued liabilities................................     1,536        559
                                                             ---------  ---------
          Total current liabilities........................     9,336      2,569
                                                             ---------  ---------
Non-current liabilities....................................        --        216
                                                             ---------  ---------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: 1 share at March 31, 2005
      and March 31, 2004...................................        --         --
  Common stock, $0.001 par value:
     Authorized: 100,000,000 shares at March 31, 2005
      and March 31, 2004;
     Issued and outstanding: 53,816,989 shares
      at March 31, 2005 and 38,315,769 shares
      at March 31, 2004....................................        54         38
Additional paid-in capital.................................   200,576    164,469
Deferred compensation......................................        --         (3)
Accumulated other comprehensive loss.......................       (20)        --
Accumulated deficit........................................  (170,866)  (151,718)
                                                             ---------  ---------
          Total stockholders' equity.......................    29,744     12,786
                                                             ---------  ---------
                                                            $  39,080  $  15,571
                                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Year Ended March 31,
                                                         -------------------------------
                                                           2005       2004       2003
                                                         ---------  ---------  ---------
Product revenues....................................... $   2,389  $   2,679  $   5,739
License and service revenues...........................     9,086      6,629      5,264
                                                         ---------  ---------  ---------
          Total revenues...............................    11,475      9,308     11,003
                                                         ---------  ---------  ---------

Operating expenses:
  Cost of product revenues.............................     4,546      1,768      2,781
  Cost of license and service revenues (includes $0,
     $1,164 and $0 of stock-based compensation expense)     5,195      2,594      1,509
  Research and development.............................     3,109      2,747      7,835
  Selling, general and administrative..................    18,534      6,060      7,441
  Restructuring and other charges......................        --         --      3,437
                                                         ---------  ---------  ---------
          Total operating expenses.....................    31,384     13,169     23,003
                                                         ---------  ---------  ---------
Loss from operations...................................   (19,909)    (3,861)   (12,000)
Other income, net......................................       558        822        597
                                                         ---------  ---------  ---------
Loss before benefit for income taxes...................   (19,351)    (3,039)   (11,403)
Benefit for income taxes...............................      (203)        --         --
                                                         ---------  ---------  ---------
Net loss............................................... $ (19,148) $  (3,039) $ (11,403)
                                                         =========  =========  =========

Basic and diluted loss per share....................... $   (0.43) $   (0.09) $   (0.40)
                                                         =========  =========  =========

Basic and diluted shares outstanding...................    44,373     32,546     28,386
                                                         =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

                                                                                     Accumulated
                                                                                       other
                                          Common Stock       Additional   Deferred   Comprehen-
                                       --------------------   Paid-in    Compensa-      sive     Accumulated
                                         Shares     Amount    Capital       tion        Loss      Deficit      Total
                                       -----------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2002............  28,228,215  $    27  $  150,612  $      (30) $      (99) $ (137,276) $  13,234
Issuance of common stock under
  stock plans........................     242,772        1          88          --          --          --         89
Common stock no longer
  contingently redeemable............          --       --         144          --          --          --        144
Deferred compensation related
  to stock options...................          --       --         (17)         18          --          --          1
Cumulative translation
  adjustment.........................          --       --          --          --          99          --         --
Net loss.............................          --       --          --          --          --     (11,403)        --
Total comprehensive loss.............          --       --          --          --          --          --    (11,304)
                                       -----------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2003............  28,470,987       28     150,827         (12)         --    (148,679)     2,164
Issuance of common stock under
  stock plans........................   1,445,438        2       1,880          --          --          --      1,882
Sale of common stock and warrants in
  financing transactions.............   4,899,773        4       7,896          --          --          --      7,900
Issuance of common stock on exercise
  of warrants........................   3,499,571        4       1,895          --          --          --      1,899
Stock compensation charge............          --       --       1,308          --          --          --      1,308
Common stock no longer
  contingently redeemable............          --       --         669          --          --          --        669
Deferred compensation related
  to stock options...................          --       --          (6)          9          --          --          3
Net loss.............................          --       --          --          --          --      (3,039)        --
Total comprehensive loss.............          --       --          --          --          --          --     (3,039)
                                       -----------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2004............  38,315,769       38     164,469          (3)         --    (151,718)    12,786
Issuance of common stock under
  stock plans........................     294,830       --         424          --          --          --        424
Sale of common stock and warrants in
  financing transactions.............  15,206,390       16      35,681          --          --          --     35,697
Stock compensation charge............          --       --           2          --          --          --          2
Deferred compensation related
  to stock options...................          --       --          --           3          --          --          3
Unrealized investment loss...........          --       --          --          --         (20)         --         --
Net loss.............................          --       --          --          --          --     (19,148)        --
Total comprehensive loss.............          --       --          --          --          --          --    (19,168)
                                       -----------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2005............  53,816,989  $    54  $  200,576  $       --  $      (20) $ (170,866) $  29,744
                                       ===========  =======  ==========  ==========  ==========  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             Year Ended March 31,
                                                                        -------------------------------
                                                                          2005       2004       2003
                                                                        ---------  ---------  ---------
Cash flows from operating activities:
  Net loss............................................................ $ (19,148) $  (3,039) $ (11,403)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization.....................................       215        565      1,780
    Stock compensation expense........................................         5      1,311          1
    Non-cash portion of restructuring and other charges...............        --         --      2,273
    Gain on sale of Centile Europe SA.................................        --       (790)        --
    Other.............................................................        32        (69)       204
  Changes in assets and liabilities, net of effects
    of businesses sold:
      Accounts receivable, net........................................      (536)       682        (71)
      Inventory.......................................................    (1,522)       325        298
      Other current and noncurrent assets.............................       (28)       219         64
      Deferred cost of goods sold.....................................    (1,812)      (310)        --
      Accounts payable................................................     3,642        263        104
      Accrued compensation............................................       100       (258)      (249)
      Accrued warranty................................................        (7)      (234)        (1)
      Deferred revenue................................................     2,055          2     (1,876)
      Other current and noncurrent liabilities........................       453       (249)        39
                                                                        ---------  ---------  ---------
         Net cash used in operating activities........................   (16,551)    (1,582)    (8,837)
                                                                        ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment..............................    (1,588)      (106)      (137)
  Purchase of investments ............................................    (9,665)        --       (208)
  Sales and maturities of short-term investments .....................       611        208         --
  Proceeds from the sale of equipment.................................        --         79         42
  Restricted cash decrease (increase).................................       300       (800)        --
  Proceeds from sale of Centile Europe SA, net........................        --        398         --
                                                                        ---------  ---------  ---------
         Net cash used in investing activities........................   (10,342)      (221)      (303)
                                                                        ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from equity financing transactions, net....................    35,735      9,799         --
  Proceeds from issuance of common stock under employee benefit plans.       424      1,882         89
                                                                        ---------  ---------  ---------
         Net cash provided by financing activities....................    36,159     11,681         89
                                                                        ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..................     9,266      9,878     (9,051)
Cash and cash equivalents, beginning of year..........................    13,249      3,371     12,422
                                                                        ---------  ---------  ---------
Cash and cash equivalents, end of year................................ $  22,515  $  13,249  $   3,371
                                                                        =========  =========  =========
Supplemental and non-cash disclosures:
  Income taxes paid................................................... $      --  $      --  $      36
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

The Company offers the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. The Packet8 voice and video communications service (Packet8) enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and real-time online billing. In addition, 8x8 offers a videophone for use with the Packet8 service and a business telephone for use with the Packet8 Virtual Office service.

Substantially all of the Company's revenues are generated from the sale, license and provisioning of VoIP products, services and technology. Prior to fiscal 2004, the Company was focused on its VoIP semiconductor business (through its subsidiary Netergy Microelectronics, Inc.) and hosted iPBX solutions business (through its subsidiary Centile, Inc.). In late fiscal 2003, the Company began to devote more of its resources to the promotion, distribution and development of the Packet8 service than to its existing semiconductor business or hosted iPBX solutions business. The Company completed several transactions during fiscal 2004 to license and sell technology and assets of these former businesses, including the sale of its hosted iPBX research and development center in France, the sale and license of its next generation video semiconductor development effort, and the license of technology and manufacturing rights for its VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, the Company announced the end of life of its VoIP semiconductor products, and began accepting last time buy orders from customers. The Company continues to own the voice and video technology related to the semiconductor and iPBX businesses, and utilizes this technology in the Packet8 service offering, and continues to sell or license this technology to third parties.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2005 refers to the fiscal year ended March 31, 2005).

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance the Company's operations for the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, valuation of inventories, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

REVENUE RECOGNITION

VoIP service revenue

The Company defers revenue recognition of new subscriber revenue from its Packet8 service offerings until the acceptance period has expired. New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. As the Company has been providing its Packet8 service for a limited period of time, it has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company defers new subscriber revenue for up to thirty days to ensure that the thirty day trial period has expired.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter and subscriber services. Revenues allocated to the desktop terminal adapter are recognized as product revenues at the end of thirty days after order placement, provided the customer does not cancel their Packet8 service. All other revenues are recognized as license and service revenues when the related services are provided.

Deferred cost of goods sold represents the cost of products sold for which the end customer or distributor has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue, when the subscriber has accepted the service.

Product revenue

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to OEMs and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for OEM and end user sales are recorded at the time of shipment. The Company defers recognition of revenue on sales to distributors and resellers where the right of return exists until products are resold to the end user and the trial period has expired.

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

CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate categorization of debt and equity securities at the time of purchase and reevaluates the classification at each reporting date. The cost of the Company's investments is determined based upon specific identification.

The Company's investments are comprised of U.S. obligations, U.S. government debt agencies, corporate debt, auction rate securities and bank issues. At March 31, 2005, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments at March 31, 2005 were (in thousands):

                                                        Gross
                                           Adjusted   Unrealized  Estimated
                                            Costs        Loss     Fair Value
                                          ----------  ----------  ----------
Commercial paper........................ $   10,565  $       (2) $   10,563
Federal agency securities...............      5,976          (6)      5,970
Auction rate securities.................      5,500          --       5,500
Corporate bonds.........................      2,563         (12)      2,551
                                          ----------  ----------  ----------
Total available-for-sale investments.... $   24,604  $      (20) $   24,584
                                          ==========  ==========  ==========

Reported as (in thousands):
  Cash and cash equivalents..................................... $   15,549
  Short-term investments........................................      9,035
                                                                  ----------
    Total ...................................................... $   24,584
                                                                  ==========

Contractual maturities of available-for-sale debt securities as of March 31, 2005 are set forth below (in thousands):

Due within one year............................................. $   18,585
Due after one year..............................................        499
Due after five years............................................      5,500
                                                                  ----------
    Total ...................................................... $   24,584
                                                                  ==========

RESTRICTED CASH

Restricted cash represents amounts held in certificates of deposit to support stand-by letters of credit used as security for third party vendors.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the current replacement cost or market is below the carrying value due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. Inventory at March 31, 2005 and 2004 was comprised of the following:

                                                                     March 31,
                                                                --------------------
                                                                  2005       2004
                                                                ---------  ---------
                                                                  (in thousands)
  Raw materials and work-in-process...........................     1,267         57
  Finished goods..............................................       333         41
                                                                ---------  ---------
                                                               $   1,600  $      98
                                                                =========  =========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2005 and 2004 was comprised of the following:

                                                                     March 31,
                                                                --------------------
                                                                  2005       2004
                                                                ---------  ---------
                                                                  (in thousands)
  Machinery and computer equipment............................ $   3,372  $   4,233
  Furniture and fixtures......................................       121        693
  Licensed software...........................................     1,059      2,613
  Leasehold improvements......................................       172        903
                                                                ---------  ---------
                                                                   4,724      8,442
Less: accumulated depreciation and amortization...............    (2,936)    (8,284)
                                                                ---------  ---------
                                                               $   1,788  $     158
                                                                =========  =========

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the loss from operations.

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

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs have been expensed as incurred. In accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes purchase and implementation costs of internal use software.

ADVERTISING COSTS

 Advertising costs are expensed as incurred and were $4,100,000, $283,000 and $9,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $39,000, $174,000 and $508,000 as of March 31, 2005, 2004, and 2003, respectively. During the year ended March 31, 2003, the Company substantially completed the liquidation of its investment in its Canadian operations acquired in conjunction with the acquisition of U|Force, Inc. in June 2000. As a result, the $92,000 attributable to that entity and accumulated in the translation adjustment component of equity was removed and reported in other income. At March 31, 2005, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit-worthy. The Company has not experienced any material losses relating to any investment instruments.

The Company sells its products to OEMs and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral from its customers. For each of the three years ended March 31, 2005, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2005, three customers accounted for 26%, 16% and 11%, respectively, of accounts receivable. At March 31, 2004, two customers accounted for 29% and 17%, respectively, of accounts receivable.

The Company outsources the manufacturing of its hardware products to independent contract manufacturers. The inability of any contract manufacturer to fulfill supply requirements of the Company could materially impact future operating results, financial position or cash flows. If any of these contract manufacturers fail to perform on their obligations to the Company, such failure to fulfill supply requirements of the Company could materially impact future operating results, financial position and cash flows.

The Company also relies on primarily one third party network service provider to provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for its customers. If this service provider failed to perform on its obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company's investments in marketable debt securities are carried at current market values.

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

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2005         2004         2003
                                                  -----------  -----------  -----------
Net loss:                                        $   (19,148) $    (3,039) $   (11,403)
Add: Employee stock-based compensation expense
     included in reported net income............           3        1,311            1
Deduct: Total employee stock-based compensation
        determined pursuant to SFAS No.123......      (2,426)      (2,113)      (4,446)
                                                  -----------  -----------  -----------
Pro forma net loss                               $   (21,571) $    (3,841) $   (15,848)
                                                  ===========  ===========  ===========
As reported net loss per share.................. $     (0.43) $     (0.09) $     (0.40)
Pro forma net loss per share.................... $     (0.49) $     (0.12) $     (0.56)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123 amounts in the income statement.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides guidance regarding the application of SFAS No. 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS No. 123(R).

On April 14, 2005, the SEC approved a rule that delays the effective date for SFAS No. 123(R) to annual periods beginning after June 15, 2005. The adoption of SFAS No. 123(R) on April 1, 2006 is expected to have a material impact on the Company's consolidated results of operations. The Company is currently evaluating the impact of this standard and its transitional alternatives.

COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non- owner sources. The difference between net loss and comprehensive loss is due primarily to unrealized losses on investments classified as available-for-sale. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

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

                                                          Year Ended March 31,
                                                   ---------------------------------
                                                      2005        2004       2003
                                                   -----------  ---------  ---------
Common stock options.............................       7,146      6,213      7,615
Warrants.........................................       6,117      2,319         --
                                                   -----------  ---------  ---------
                                                       13,263      8,532      7,615
                                                   ===========  =========  =========

2. COMMON STOCK OFFERINGS

In March 2005, the Company sold 6,897,618 shares of its common stock at $2.10 per share for aggregate proceeds of approximately $14,500,000, before placement fees and other offering expenses. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 137,952 common shares at $2.10 per share. All of the warrants were outstanding as of March 31, 2005.

In October 2004, the Company sold 3,508,772 shares of its common stock at $3.42 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,403,509 shares of 8x8 common stock at an exercise price of $4.10 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 175,438 common shares at $3.42 per share and 70,175 common shares at $4.10 per share. All of the warrants were outstanding as of March 31, 2005.

In June 2004, the Company sold 4,800,000 shares of its common stock at $2.50 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,920,000 shares of 8x8 common stock at an exercise price of $3.00 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 240,000 common shares at $2.50 per share and 96,000 common shares at $3.00 per share. All of the warrants were outstanding as of March 31, 2005.

In November 2003, the Company completed a private placement of 2,639,773 shares of common stock at $2.83 per share for aggregate net proceeds of approximately $7 million. The investors also received common stock warrants with terms of five years to purchase 1,860,055 shares at $3.40 and 779,718 shares at $3.61. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee and issued warrants to purchase 131,989 common shares at a price of $2.83 per share to its placement agent in the transaction. As of March 31, 2005, 1,311,676 warrants with an exercise price of $3.40 per share and 770,597 warrants with an exercise price of $3.61 per share were outstanding. All of the warrants issued to the placement agent were outstanding as of March 31, 2005.

In July 2003, the Company completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received fully vested warrants with terms of five years to purchase 2,260,000 common shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that new shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee to its placement agent in the transaction. In December 2003, all of the non-insider investors exercised their warrants using cashless exercise provisions, and as of December 31, 2003 the preemptive rights had terminated. As a result of the cashless exercises, the Company cancelled warrants to purchase 342,928 shares, and issued 2,882,072 shares of common stock for which it received no proceeds. As of March 31, 2005, 70,000 warrants with an exercise price of $0.60 per share, 17,500 warrants with an exercise price of $0.75 per share and 17,500 warrants with an exercise price of $1.00 per share were outstanding.

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

Revenues attributable to the operations of Centile Europe approximated $20,000 and $446,000 for the years ended March 31, 2004 and 2003, respectively. Operating losses attributable to the operations of Centile Europe approximated $400,000 and $1,400,000 for the years ended March 31, 2004 and 2003, respectively.

4. RESTRUCTURING AND OTHER CHARGES

During the third and fourth quarters of fiscal 2003, the Company recorded restructuring and other asset impairment charges of approximately $3.4 million. These charges included severance and benefits of approximately $1.2 million, as the Company reduced its workforce, under voluntary and involuntary separation plans, by thirty-two employees or thirty percent. The majority of the affected employees were employees of the semiconductor business based in Santa Clara, California and Marlow, United Kingdom and included employees from sales and marketing and research and development, as well as four executives of the Semiconductor business. Severance of approximately $325,000 attributable to involuntary terminations was paid during the year ended March 31, 2003.

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

The following table illustrates the charges, credits and balances of the restructuring reserves as of March 31, 2005, 2004 and 2003, and summarizes impairment charges (in thousands) recorded in fiscal 2003:

                                                                 Liability              Liability              Liability
                                  Total      Cash    Non-Cash   at March 31,   Cash    at March 31,   Cash    at March 31,
                                 Charges   Payments   Charges      2003      Payments     2004      Payments     2005
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
Restructuring Charges:
 Severance.................... $   1,177  $ (1,002) $      --  $       175  $   (175) $        --        --  $        --
 Facility related.............       508      (161)      (273)          74       (33)          41       (33)           8
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
   Total restructuring charges     1,685    (1,163)      (273)         249      (208)          41       (33)           8
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
Asset Impairments:
 Fixed Assets.................       212        --       (212)          --        --           --        --           --
 Goodwill.....................     1,539        --     (1,539)          --        --           --        --           --
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
   Total impairment charges...     1,751        --     (1,751)          --        --           --        --           --
                                ---------  --------  ---------  -----------  --------  -----------  --------  -----------
   Total restructuring and
     impairment charges....... $   3,436  $ (1,163) $  (2,024) $       249  $   (208) $        41       (33) $         8
                                =========  ========  =========  ===========  ========  ===========  ========  ===========

5. DEBT

In December 1999, the Company issued $7,500,000 of 4% Series A and Series B convertible subordinated debentures (the Debentures) due in December 2002. In conjunction with the issuance of the Debentures, the lenders received warrants to purchase 531,915 8x8 common shares at $7.05 per share and 105,634 shares at $35.50 per share (the Lender Warrants).

In December 2001, the Company redeemed the Debentures for $4,500,000 in cash and 1,000,000 contingently redeemable shares of common stock. Additionally, the Company agreed to reduce the exercise price of the Lender Warrants to $0.898 per share. This transaction resulted in an extraordinary gain of $779,000, net of the incremental fair value of the repriced warrants, the write-off of unamortized debt discount and debt issue costs, and other costs associated with the early extinguishment of the Debentures. Under the terms of the registration rights agreement that the Company and the lenders entered into in connection with the issuance of the 1,000,000 shares of common stock associated with the extinguishment described above, the Company agreed to register the shares for resale and maintain the effectiveness of the registration statement for specified periods of time until the shares are resold or can be resold without the registration statement (the Maintenance Requirements). The Company further agreed that if it did not comply with the Maintenance Requirements in the future, it would be required to pay cash penalties and redeem all or a portion of the shares held by the lenders at the higher of $0.898 per share or the market price of the Company's stock at the time of the redemption. The redemption rights expired in December 2003, and at December 31, 2003, the amount recorded as contingently redeemable common stock was reclassified to equity.

6. TJF WARRANT

In connection with, and in consideration for, the execution of a marketing and distribution agreement with TJF Associates, LLC ("TJF") on December 10, 2004, the Company agreed to issue a warrant to TJF for the purchase of up to 4,500,000 shares of 8x8 common stock. The terms of the warrant will provide that at any time prior to December 31, 2009, TJF or its transferees may exercise in whole or in part a warrant to acquire up to 4,500,000 shares (subject to certain customary adjustments) of 8x8 common stock, at a purchase price per share equal to $5.50 (subject to certain customary adjustments). Only the vested portion of the warrant can be exercised, and vesting is based on the number of customers subscribing to the Company's Packet8 service that were referred by TJF. The shares subject to the warrant commence vesting once TJF has delivered 50,000 subscribers to the Packet8 service. The warrants shall vest quarterly at a rate of six shares per incremental net Packet8 subscriber attributable to TJF in existence on the last day of each calendar quarter until December 31, 2009, the expiration date of the warrant. If TJF delivers 50,000 subscribers to the Packet8 service on or before August 31, 2005, beginning with the quarter ending September 30, 2005, eight shares vest for each subscriber to 8x8's Packet8 service, and thereafter the warrants shall vest quarterly at a rate of eight shares per incremental net subscriber. If no warrants have vested by December 31, 2005, then the warrant shall be automatically cancelled and expire as of that date. The Company has granted TJF piggyback registration rights such that TJF may sell some or all of its vested shares in connection with certain registered offerings made by the Company. As of March 31, 2005, the expense recorded for the fair value of the warrants potentially earnable by TJF was not material.

7. TRANSACTIONS WITH RELATED PARTIES

Strategic Relationship with STMicroelectronics NV

During the fourth quarter of fiscal 2000, the Company sold 3,700,000 shares of its common stock to STMicroelectronics NV (STM) at a purchase price of $7.50 per share and received net proceeds of $27,700,000 million. In December 2003, STM's representative on the Company's Board resigned and STM subsequently began to sell on the open market shares of 8x8, Inc. common stock that it was holding. As a result, STM ceased to be a related party of the Company as of December 31, 2003. During the first nine months of fiscal 2004, the Company purchased approximately $150,000 of semiconductors from a subsidiary of STM and paid a subsidiary of STM $237,500 for non-recurring engineering services. During fiscal 2003, such purchases approximated $550,000.

Other Transactions

In March 2002, 8x8's board of directors (the Board) authorized the Company to open securities trading accounts with two brokerage firms and make investments of up to $1,000,000 on behalf of 8x8, Inc. as directed by its then Chairman, Joe Parkinson, Chief Executive Officer, or Chief Financial Officer. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers made any trades in the investment accounts as these officers had not agreed to reimburse us for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds were always held in investment accounts in the Company's name and all benefits belong to 8x8. The Company invested in mutual funds, money market funds, and equity and debt securities and options of publicly traded corporations. The investment accounts were not used to trade in the Company's own stock. Under the arrangement, the Company was required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1,000,000 to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, the Company had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003. In January 2004, the arrangement with Mr. Parkinson was terminated and the Company's securities trading accounts were closed.

8. INCOME TAXES

For the year ended March 31, 2005, the Company recorded a benefit for income taxes of $203,000, which was attributable to the release of income tax reserves recorded in prior years and a refund received by one of the Company's foreign subsidiaries. There were no income tax provisions for the years ended March 31, 2004 and 2003. The components of the consolidated benefit for income taxes for fiscal 2005 consisted of the following (in thousands):

Current:
  Federal........................................ $      (157)
  State..........................................           7
  Foreign........................................         (53)
                                                   -----------
                                                  $      (203)
                                                   ===========

The Company's loss before income taxes included $20,000, $30,000 and $65,000 of foreign subsidiary income for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Deferred tax assets were comprised of the following (in thousands):

                                                                     March 31,
                                                                --------------------
                                                                  2005       2004
                                                                ---------  ---------
Research and development credit carryforwards................. $   5,711  $   5,667
Net operating loss carryforwards..............................    39,370     31,678
Inventory valuation...........................................       220        457
Reserves and allowances.......................................     1,450        490
Fixed assets and intangibles..................................    14,143     15,898
Other.........................................................        --         --
                                                                ---------  ---------
                                                                  60,894     54,190
Valuation allowance...........................................   (60,894)   (54,190)
                                                                ---------  ---------
          Total............................................... $      --  $      --
                                                                =========  =========

Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2005 and 2004.

At March 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $106,000,000 and $57,300,000, respectively, which expire at various dates beginning in 2006 and continuing through 2025. The net operating loss carryforwards include approximately $10,000,000 resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2005, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3,200,000 and $2,400,000, respectively. The federal credit carryforwards will expire at various dates beginning in 2010 and continuing through 2017, while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                        Year Ended March 31,
                                                   ---------------------------------
                                                      2005        2004       2003
                                                   -----------  ---------  ---------
Benefit at statutory rate........................ $    (6,575) $  (1,033) $  (3,877)
State income tax benefit before valuation
  allowance, net of federal effect...............      (1,127)      (177)      (684)
Non-deductible goodwill..........................          --         --        523
Research and development credits.................         (45)      (208)        --
Change in valuation allowance....................       6,704      3,614      3,245
Release of income taxes previously accrued.......        (203)        --         --
Compensation/option differences..................        (332)    (1,549)        --
Prior year loss carryforward reduction...........       1,216     (1,599)       785
Non-deductible compensation......................           2        522         --
Foreign rate differences.........................          (6)        (8)        --
Other............................................         163        438          8
                                                   -----------  ---------  ---------
                                                  $      (203) $      --  $      --
                                                   ===========  =========  =========

9. COMMITMENTS AND CONTINGENCIES

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the year ended March 31, 2005 were as follows (in thousands):

Balance at April 1, 2004......................... $       194
Accruals for warranties..........................         217
Settlements......................................        (121)
Changes in estimates.............................        (103)
                                                   -----------
Balance at March 31, 2005........................ $       187
                                                   ===========

Standby letters of credit

At March 31, 2005, the Company had standby letters of credit totaling $500,000, which were issued to guarantee certain contractual obligations, and are secured by cash deposits at the Company's bank. These amounts are recorded in the restricted cash and other assets line items on the consolidated balance sheets.

Leases

The Company leases its primary facility in Santa Clara, California under a non-cancelable operating lease agreement that expires in August 2009. The Company also has leased facilities in Arizona, France and Canada. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance, and normal maintenance costs. At March 31, 2005, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

 YEAR ENDING MARCH 31,
 ---------------------
2006..........................................................       408
2007..........................................................       482
2008..........................................................       490
2009..........................................................       493
2010..........................................................       206
                                                                ---------
          Total minimum payments.............................. $   2,079
                                                                =========

Rent expense for the years ended March 31, 2005, 2004 and 2003, was $394,000, $489,000 and $1,546,000, respectively.

The Company subleases office space under operating lease agreements expiring at various dates through 2007. The total future minimum rentals to be received under these noncancelable sublease agreements approximate $27,000 in fiscal 2006, $18,000 in fiscal 2007 and $12,000 in fiscal 2008.

Legal Proceedings

The Company is also involved in various other legal claims and litigation that have arisen in the normal course of the Company's operations. While the results of such claims and litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a significant adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation, its operating results, financial position or cash flows could be adversely impacted.

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results. On May 19, 2005, the FCC unanimously adopted an Order and NPRM that requires VoIP providers to provide emergency 911 (E911) service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding (the VoIP E911 Order). As a result of the VoIP E911 Order, VoIP service providers that interconnect to the PSTN, or interconnected VoIP providers, will be required to mimic the 911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point (PSAP), along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of the publication of the VoIP E911 Order in the Federal Register, which is expected by late June, with the exception that the customer notification obligations must be complied with within thirty days of the publication. The Company currently does not offer this service to all of its customers, as it was not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company has begun to address this issue with its telecommunication interconnection partners. However, the Company may not be able to offer E911 service to all of its customers, and, as a result, may need to cease from offering service in certain rate centers. The effect of this ruling could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe that exposure to material amounts of fees or penalties exists, if 8x8 is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its financial position, results of operations and cash flows. The California Public Utilities Commission (CPUC) instituted its own investigation in early 2004 to determine how it will classify and treat VoIP service providers like Packet8. On April 7, 2005, the CPUC instituted a rulemaking to assess and revise the regulation of all telecommunications utilities in California except for small incumbent local exchange carriers (ILECs). The primary goal of this proceeding is to develop a uniform regulatory framework for all telecommunications utilities, except small ILECs, to the extent that it is feasible and in the public interest to do so. While not specifically directed at VoIP, it is unclear at this time what impact this new rulemaking will have on the CPUCs classification or treatment of VoIP services. In late 2004 and early 2005, the Company received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that the Company begin collecting and remitting utility user taxes no later than January 1, 2005. After consulting with counsel, the Company responded to these municipalities and disputed their assertions. In January 2005, the Company received a letter from an association representing multiple municipalities in South Carolina asserting that the Company is subject to a business license tax applied to telecommunications companies. After consulting with counsel, the Company responded and disputed the association's assertions.

The effect of potential future VoIP telephony laws and regulations on the Company's operations, including, but not limited to, Packet8, cannot be determined.

10. STOCKHOLDERS' EQUITY

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

1996 Stock Plan

In June 1996, the Board of Directors adopted the 1996 Stock Plan (the 1996 Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders subsequently authorized increases in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan of 500,000 shares in June 1997 and 2,000,000 shares in August 2000. The 1996 Plan also provides for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase was 1,000,000 shares in each of fiscal 2005, 2004 and 2003. To date, this provision has resulted in increases in shares reserved for issuance under the 1996 Plan totaling 6,535,967. The 1996 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant.

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

Option activity under the Company's stock option plans since March 31, 2002, excluding the stock option plans of its subsidiaries, Netergy Microelectronics, Inc. and Centile, Inc. is summarized as follows:

                                                                   Weighted
                                                        Shares      Average
                                           Shares     Subject to   Exercise
                                          Available    Options       Price
                                          for Grant  Outstanding   Per Share
                                         ----------- ------------  ---------
Balance at March 31, 2002...............    673,608    9,899,826  $    2.95
Change in options available for grant...  1,370,187           --         --
Granted.................................   (857,800)     857,800       0.48
Exercised...............................         --      (53,040)      0.37
Returned to plan........................  3,089,997   (3,089,997)      3.05
                                         ----------- ------------
Balance at March 31, 2003...............  4,275,992    7,614,589       2.65
Change in options available for grant...    829,488           --         --
Granted................................. (2,420,000)   2,420,000       2.12
Exercised...............................         --   (1,445,438)      1.30
Returned to plan........................  2,375,843   (2,375,843)      2.64
                                         ----------- ------------
Balance at March 31, 2004...............  5,061,323    6,213,308  $    2.77
Change in options available for grant...    975,000           --         --
Granted................................. (1,860,500)   1,860,500       2.39
Exercised...............................         --     (251,610)      1.38
Returned to plan........................    676,462     (676,462)      5.06
                                         ----------- ------------
Balance at March 31, 2005...............  4,852,285    7,145,736  $    2.50
                                         =========== ============

Significant option groups outstanding at March 31, 2005 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

                            Options Outstanding            Options Exercisable
                    ----------------------------------  -------------------------
                                Weighted    Weighted                   Weighted
                                 Average    Average                     Average
                                Exercise   Remaining                   Exercise
 Range of Exercise                Price   Contractual                    Price
      Prices          Shares    Per Share Life (Years)     Shares      Per Share
------------------- ----------  --------- ------------  ------------  -----------
$ 0.01 to $ 3.16... 5,506,344  $    1.74          7.2     2,993,529  $      1.68
$ 3.16 to $ 6.32... 1,341,892       3.72          7.3       753,238         3.76
$ 6.32 to $ 9.49...    96,500       7.92          4.6        96,500         7.92
$ 9.49 to $12.65...   185,000      12.30          5.2       185,000        12.30
$12.65 to $15.81...     6,000      14.87          5.1         6,000        14.87
$15.81 to $31.63...    10,000      18.00          4.9        10,000        18.00
                    ----------                          ------------
                    7,145,736                             4,044,267
                    ==========                          ============

The Company recognizes deferred compensation over the related vesting period of the options (which is generally forty-eight months). The Company recognized stock compensation expense in fiscal 2004 of $1.3 million, which was comprised of: i) $1,164,000 attributable to the change in option terms for certain employees that terminated employment, ii) $143,000 attributable to a change in option terms for a director of the Company upon his resignation from the Board, and iii) $3,000 of expense related to amortization of deferred compensation. Stock compensation expense in fiscal 2005 and 2003 was not significant. Deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

Netergy Microelectronics, Inc. 2000 Stock Option Plan

Netergy's 2000 Stock Option Plan (the Netergy Plan) was adopted in December 2000 by the Netergy Board of Directors with 5,000,000 shares reserved for issuance. The Netergy Plan provided for granting incentive stock options (ISO) to employees and nonstatutory stock options (NSO) to employees, directors, and consultants of Netergy. Options granted under the Netergy Plan were granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Netergy board of directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Option activity during each of the three years ended March 31, 2005, was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------

Balance at March 31, 2002..........  1,956,834   3,043,166  $    0.50
Granted............................   (617,000)    617,000       0.50
Returned to plan...................  1,945,490  (1,945,490)      0.50
                                    ----------- -----------
Balance at March 31, 2003..........  3,285,324   1,714,676       0.50
Returned to plan...................  1,714,676  (1,714,676)      0.50
                                    ----------- -----------
Balance at March 31, 2004..........  5,000,000          --         --
Termination of plan................ (5,000,000)         --         --
                                    ----------- -----------
Balance at March 31, 2005..........         --          --  $      --
                                    =========== ===========

In fiscal 2005, the Company terminated the Netergy Plan.

Centile, Inc. 2001 Stock Option Plan

Centile's 2001 Stock Option Plan (the Centile Plan) was adopted in March 2001 by the Centile Board of Directors with 4,500,000 shares reserved for issuance. The Centile Plan provided for granting ISOs to employees and NSOs to employees, directors, and consultants of Centile. Options granted under the Centile Plan were granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Centile Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Option activity during each of the three years ended March 31, 2005, was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------

Balance at March 31, 2002..........  2,235,000   2,265,000  $    0.43
Granted............................    (96,000)     96,000       0.43
Exercised..........................         --          --         --
Returned to plan...................    459,128    (459,128)      0.43
                                    ----------- -----------
Balance at March 31, 2003..........  2,598,128   1,901,872       0.43
Returned to plan...................  1,901,872  (1,901,872)      0.43
                                    ----------- -----------
Balance at March 31, 2004..........  4,500,000          --         --
Termination of plan................ (4,500,000)         --         --
                                    ----------- -----------
Balance at March 31, 2005..........         --          --  $      --
                                    =========== ===========

In fiscal 2005, the Company terminated the Centile Plan.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Purchase Plan in 2003 and reactivated the Plan in fiscal 2005. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in an increase of 416,589 shares issuable under the Purchase Plan during the fiscal year ended March 31, 2003. During fiscal 2005 and 2003, 43,220 and 189,575 shares, respectively, were issued under the Purchase Plan.

The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two year offering period or the end of a six month purchase period, whichever is lower. When the Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two to one years. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Purchase Plan provides that a new exercise date will be set for each option under the plan which exercise date will occur before the date of the merger or asset sale.

Certain pro forma disclosures

The Company accounts for its stock plans in accordance with the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2005         2004         2003
                                                  -----------  -----------  -----------
Net loss:
  As reported................................... $   (19,148) $    (3,039) $   (11,403)
  Pro forma..................................... $   (21,571) $    (3,841) $   (15,848)
Basic and diluted loss per share:
  As reported................................... $     (0.43) $     (0.09) $     (0.40)
  Pro forma..................................... $     (0.49) $     (0.12) $     (0.56)

For the purposes of the disclosure above, the fair value of each of the Company's option grants, excluding those options issued under the Netergy and Centile Plans, has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2005         2004         2003
                                                  -----------  -----------  -----------
Expected volatility.............................         142%         174%         162%
Expected dividend yield.........................          --           --           --
Risk-free interest rate.........................  3.7% to 4.3% 2.5% to 3.6% 2.8% to 4.7%
Weighted average expected option term...........    5 years     4.9 years    5.1 years
Weighted average fair value of options
  granted....................................... $      2.11  $      2.02  $      0.45

The fair value of grants under the Netergy and Centile stock option plans, for purposes of the 2003 pro forma disclosures, have also been estimated on the date of grant using the Black-Scholes pricing model using the weighted average assumptions noted below. The expected volatility factors for the Netergy and Centile plans reflect the fact that the underlying shares of Netergy and Centile are not publicly traded and therefore the Company's overall volatility factor was reduced by 50% for these plans. The various risk free interest rates used in the computations reflect the different rates in effect at the respective grant dates.

                                                  Year Ended
                                                   March 31,
                                                     2003
                                                  -----------
Expected volatility.............................          81%
Expected dividend yield.........................         0.0%
Risk-free interest rate.........................  2.8% to 4.8%
Weighted average expected option term...........   5.16 years
Netergy weighted average fair value
  of options granted............................ $      0.34
Centile weighted average fair value
  of options granted............................ $      0.29

For the purpose of providing pro forma disclosures for the fiscal years during which the Purchase Plan was in effect, the estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                        Year Ended
                                                   March 31,    March 31,
                                                     2005         2003
                                                  -----------  -----------
Expected volatility.............................         141%         162%
Expected dividend yield.........................        0.0%         0.0%
Risk-free interest rate.........................        1.79%        1.53%
Weighted average expected rights term...........  0.5 years     1.25 years
Weighted average fair value of rights
  granted....................................... $      0.33  $      0.30

Officer Bonus

In February 2005, the Board approved a bonus program for two of the Company's officers. Under the terms of the bonus program, each of the officers will be entitled to receive 100,000 shares of common stock if the Company's operations, excluding certain transactions, are cash flow positive on an operating basis for the quarter ending September 30, 2005. In addition, each of the officers will be entitled to a cash bonus of $200,000 if the Company is cash flow positive for the quarter ending September 30, 2005, as adjusted for the potential payment of such bonuses subsequent to September 30, 2005.

11. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contributions were made in fiscal 2005, 2004 or 2003. The Savings Plan does not allow employee contributions to be invested in 8x8 common stock.

12. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has only one reportable segment.

The following table presents net revenues by groupings of similar products (in thousands).

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2005         2004         2003
                                                  -----------  -----------  -----------
Revenues:
  Packet8 service, equipment and other..........      10,006        1,306          423
  Semiconductors and related software...........       1,348        7,730        9,719
  Hosted iPBX solutions.........................         121          272          861
                                                  -----------  -----------  -----------
          Total revenues........................ $    11,475  $     9,308  $    11,003
                                                  ===========  ===========  ===========

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2005         2004         2003
                                                  -----------  -----------  -----------
United States................................... $    10,472  $     2,728  $     4,218
Europe..........................................         646        1,309        2,657
Taiwan..........................................         157        4,163        1,569
Japan...........................................          --          568          919
Other...........................................         200          540        1,640
                                                  -----------  -----------  -----------
                                                 $    11,475  $     9,308  $    11,003
                                                  ===========  ===========  ===========

The majority of the Company's long-lived assets were located in the United States. Long-lived assets consist primarily of property and equipment. The following table illustrates long-lived assets by country (in thousands):

                                                                     March 31,
                                                                --------------------
                                                                  2005       2004
                                                                ---------  ---------
                                                                  (in thousands)

United States................................................. $   1,784  $     154
France........................................................         4          4
                                                                ---------  ---------
                                                               $   1,788  $     158
                                                                =========  =========

No customer represented more than 10% of our total revenues in fiscal 2005. Two customers represented more than 10% of our total revenues in fiscal 2004. These customers represented 26% and 16% of our total revenues.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                          Balance   Additions
                                                            at      Charged to             Balance
                                                         Beginning  Costs and              at End
Description                                               of Year   Expenses   Deductions  of Year
-------------------------------------------------------  ---------  ---------  ---------  ---------
Year ended March 31, 2003:
   Allowance for doubtful accounts..................... $     286  $      20  $     165  $     141
   Valuation allowance for deferred tax assets.........    47,331      3,245          0     50,576
Year ended March 31, 2004:
   Allowance for doubtful accounts.....................       141          0          6        135
   Valuation allowance for deferred tax assets.........    50,576      3,614          0     54,190
Year ended March 31, 2005:
   Allowance for doubtful accounts.....................       135          0         67         68
   Valuation allowance for deferred tax assets.........    54,190      6,704          0     60,894

CONSOLIDATED QUARTERLY FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                        QUARTER ENDED
                                        ------------------------------------------------------------------------------
                                        March 31, Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                                          2005      2004      2004      2004      2004      2003      2003      2003
                                        --------  --------  --------  --------  --------  --------  --------  --------
Product revenues...................... $    471  $    632  $    690  $    596  $    731  $    337  $    750  $    861
License and service revenues..........    3,440     2,332     1,843     1,471     1,239     2,952     1,676       762
                                        --------  --------  --------  --------  --------  --------  --------  --------
Total revenues........................    3,911     2,964     2,533     2,067     1,970     3,289     2,426     1,623
                                        --------  --------  --------  --------  --------  --------  --------  --------
Operating expenses:
  Cost of product revenues ...........    1,685     1,073       876       912       448       413       544       363
  Cost of license and service revenues    1,703     1,442     1,171       879       651     1,444       108       391
  Research and development............    1,064       784       684       577       525       522       656     1,044
  Selling, general, and
    administrative....................    6,750     5,650     3,622     2,512     1,893     1,672     1,229     1,266
                                        --------  --------  --------  --------  --------  --------  --------  --------
        Total operating expenses......   11,202     8,949     6,353     4,880     3,517     4,051     2,537     3,064
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations..................   (7,291)   (5,985)   (3,820)   (2,813)   (1,547)     (762)     (111)   (1,441)
Other income (expense), net...........      118       145        71       224        15         8       858       (59)
Benefit for income taxes..............      183        --        --        20        --        --        --        --
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)..................... $ (6,990) $ (5,840) $ (3,749) $ (2,569) $ (1,532) $   (754) $    747  $ (1,500)
                                        ========  ========  ========  ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic............................... $  (0.14) $  (0.13) $  (0.09) $  (0.07) $  (0.04) $  (0.02) $   0.02  $  (0.05)
  Diluted.............................    (0.14)    (0.13)    (0.09)    (0.07)    (0.04)    (0.02)     0.02     (0.05)
Shares used in per share calculations:
  Basic...............................   48,988    46,718    43,134    38,690    38,105    33,549    30,069    28,474
  Diluted.............................   48,988    46,718    43,134    38,690    38,105    33,549    31,213    28,474

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS & PROCEDURES

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 as stated in their report which appears in Item 8 of this Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2005 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this is included in the 2005 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional Information -- Executive Officers" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 2005 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the 2005 Proxy Statement under the captions "Additional Information -- Security Ownership" and "Additional Information -- Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is set forth in the 2005 Proxy Statement under the captions "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

Information required by this Item is set forth in the 2005 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fee Information" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on June 14, 2005.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	June 14, 2005
/s/ JAMES SULLIVAN James Sullivan	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	June 14, 2005
/s/ _______________________ Barry Andrews	Vice Chairman and Director	June 14, 2005
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	June 14, 2005
/s/ CHRISTOPHER MCNIFFE Christopher McNiffe	Director	June 14, 2005
/s/ DONN WILSON Donn Wilson	Director	June 14, 2005

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.2 (b)	Bylaws of Registrant.
3.4 (c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
10.1 (a)	Form of Indemnification Agreement.
10.2 (a)	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (d)	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (a)	1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (e)	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.6 (f)	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (g)	Sublease dated September 29, 2004 between the Registrant and SafeNet, Inc.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(a) Incorporated by reference to identically numbered exhibits filed in response to Item 16 (a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 333-15627), as amended, declared effective July 1, 1997.

(b) Incorporated by reference to exhibit 3.2 filed in response to Item 8, "Exhibits" of the Registrant's Form S-3 dated April 1, 2004.

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

(d) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated November 7, 2000.

(e) Incorporated by reference to exhibit 4.2 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated November 7, 2000.

(f) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated July 17, 2000.

(g) Incorporated by reference to exhibit filed in response to Item 9.01, "Exhibits," of the Registrant's Report on Form 8-K filed on October 5, 2004.