Form 10-Q
period 2005-06-30
8X8 INC /DE/
filed 2005-08-09
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

      The number of shares of the Registrant's Common Stock outstanding as of July 27, 2005 was 53,833,718.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                       June 30,      March 31,
                                                         2005          2005
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $     13,442  $     22,515
  Restricted cash .................................          250           250
  Short-term investments ..........................       11,175         9,035
  Accounts receivable, net ........................          460         1,144
  Inventory .......................................        2,209         1,600
  Deferred cost of goods sold .....................        1,847         2,122
  Other current assets ............................          417           363
                                                     ------------  ------------
    Total current assets ..........................       29,800        37,029
Property and equipment, net .......................        2,071         1,788
Other assets ......................................          262           263
                                                     ------------  ------------
                                                    $     32,133  $     39,080
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $      3,218  $      4,496
  Accrued compensation ............................          564           515
  Accrued warranty ................................          230           187
  Deferred revenue ................................        1,695         2,602
  Other accrued liabilities .......................        1,680         1,536
                                                     ------------  ------------
    Total current liabilities .....................        7,387         9,336
                                                     ------------  ------------

Other liabilities....................................         78            --

Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock ....................................           54            54
  Additional paid-in capital ......................      200,627       200,576
  Accumulated other comprehensive loss ............          (11)          (20)
  Accumulated deficit .............................     (176,002)     (170,866)
                                                     ------------  ------------
    Total stockholders' equity ....................       24,668        29,744
                                                     ------------  ------------
                                                    $     32,133  $     39,080
                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                               Three Months Ended
                                                    June 30,
                                              --------------------
                                                 2005       2004
                                              ---------  ---------
Product revenues ........................... $   1,009  $     596
License and service revenues ...............     4,996      1,471
                                              ---------  ---------
   Total revenues ..........................     6,005      2,067
                                              ---------  ---------
Operating expenses:
  Cost of product revenues .................     2,105        912
  Cost of license and service revenues .....     2,069        879
  Research and development .................     1,324        577
  Selling, general and administrative ......     5,865      2,512
                                              ---------  ---------
   Total operating expenses ................    11,363      4,880
                                              ---------  ---------
Loss from operations .......................    (5,358)    (2,813)
Other income, net ..........................       222        224
Benefit for income taxes ...................        --         20
                                              ---------  ---------
Net loss ................................... $  (5,136) $  (2,569)
                                              =========  =========

Net loss per share:
Basic and diluted........................... $   (0.10) $   (0.07)
                                              =========  =========
Weighted average number of shares:
Basic and diluted...........................    53,823     38,690

The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                 ----------------------
                                                                     2005        2004
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $   (5,136) $   (2,569)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of business ...............................         --          --
       Depreciation and amortization ..........................        138          24
       Stock compensation .....................................         25          --
       Other ..................................................         18           3
Changes in assets and liabilities..............................     (1,519)       (145)
                                                                 ----------  ----------
      Net cash used in operating activities ...................     (6,474)     (2,687)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................       (441)        (90)
   Restricted cash decrease....................................         --        (200)
   Purchase of short term investments .........................     (3,489)       (158)
   Sales and maturities of short term investments .............      1,350          --
                                                                 ----------  ----------
      Net cash used in investing activities ...................     (2,580)       (448)
                                                                 ----------  ----------
Cash flows from financing activities:
   Capital lease payments .....................................         (3)         --
   Proceeds from common stock offerings, net ..................        (16)     11,066
                                                                 ----------  ----------
       Net cash provided by (used in) financing activities ....        (19)     11,066
                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........     (9,073)      7,931
Cash and cash equivalents at the beginning of the period ......     22,515      13,249
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $   13,442  $   21,180
                                                                 ==========  ==========

Supplemental disclosure:
  Assets acquired under capital lease.......................... $      100  $       --
                                                                 ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. (8x8 or the Company) develops and markets communication technology and services for Internet protocol or, IP, telephony and video applications. The Company was incorporated in California in February 1987, and in December 1996 was reincorporated in Delaware.

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

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2006 refers to the fiscal year ended March 31, 2006).

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

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2005. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2005 and notes thereto included in the Company's fiscal 2005 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter or videophone and subscriber services. Revenues allocated to the desktop terminal adapter are recognized as product revenues at the end of thirty days after order placement, provided the customer does not cancel their Packet8 service. All other revenues are recognized as license and service revenues when the related services are provided.

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

                                                     Three Months Ended
                                                          June 30,
                                                     ------------------
                                                       2005      2004
                                                     --------  --------
Net loss, as reported.............................. $ (5,136) $ (2,569)

Add: Stock-based compensation expense
     included in reported net loss.................       --         2
Deduct: Total stock-based compensation (expense)
        benefit determined pursuant to SFAS No.123.     (578)     (540)
                                                     --------  --------
Pro forma net loss................................. $ (5,714) $ (3,107)
                                                     ========  ========
Basic and diluted net loss per share:
     As reported................................... $  (0.10) $  (0.07)
     Pro forma..................................... $  (0.11) $  (0.08)

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

3. BALANCE SHEET DETAIL

                                                            June 30,      March 31,
                                                              2005          2005
                                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .................. $      1,889  $      1,267
   Finished goods .....................................          320           333
                                                         ------------  ------------
                                                        $      2,209  $      1,600
                                                         ============  ============

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three month periods ended June 30, 2005 and 2004, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                                     Three Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      2005       2004
                                                                   ---------  -----------
Common stock options ............................................     7,912        6,117
Warrants ........................................................     6,292        4,575
                                                                   ---------  -----------
                                                                     14,204       10,692
                                                                   =========  ===========

5. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale. Comprehensive loss for the three months ended June 30, 2005 and 2004, was as follows (in thousands):

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                   2005       2004
                                                                                ---------  -----------
Net loss, as reported......................................................... $  (5,136) $    (2,569)
Unrealized gain (loss) on investments in securities...........................         3           --
Less: reclassification adjustment for gain (loss) included in net income......        (6)          --
                                                                                ---------  -----------
Comprehensive loss............................................................ $  (5,139) $    (2,569)
                                                                                =========  ===========

6. SEGMENT REPORTING

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

                                                                    Three Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      2005       2004
                                                                   ---------  -----------
Packet8 and videophones/equipment................................ $   5,666  $     1,425
Semiconductors and related software..............................       335          583
Hosted iPBX solutions............................................         4           59
                                                                   ---------  -----------
   Total revenues ............................................... $   6,005  $     2,067
                                                                   =========  ===========

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2005 or 2004. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                     Three Months Ended
                                                          June 30,
                                                     ------------------
                                                        2005      2004
                                                     --------  --------
   Americas........................................       96%       83%
   Europe..........................................        4%        5%
   Asia Pacific....................................       --        12%
                                                     --------  --------
                                                         100%      100%
                                                     ========  ========

7. COMMITMENTS AND CONTINGENCIES

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the three months ended June 30, 2005 were as follows (in thousands):

                                             Three
                                          Months Ended
                                            June 30,
                                              2005
                                          ------------
Balance at beginning of period.......... $        187
Accruals for warranties.................          138
Settlements.............................          (77)
Changes in estimates....................          (18)
                                          ------------
Balance at end of period................ $        230
                                          ============

Standby letters of credit.

The Company has standby letters of credit totaling $500,000, which were issued to guarantee certain contractual obligations and are collateralized by cash deposits at the Company's primary bank. These letters of credit are recorded in the restricted cash and other assets line items in the condensed consolidated balance sheets.

Leases

At June 30, 2005, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $        355
   2007................................................          482
   2008................................................          490
   2009................................................          493
   2010................................................          206
                                                         ------------
Total minimum payments................................. $      2,026
                                                         ============

In April 2005, the Company entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. At June 30, 2005, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $         19
   2007................................................           23
   2008................................................           23
   2009................................................           23
   2010................................................           23
   2011................................................            2
                                                         ------------
Total minimum payments.................................          113
Less: Amount representing interest.....................          (14)
                                                         ------------
                                                                  99
Less: Short-term portion of capital lease obligations..          (21)
                                                         ------------
Lont-term portion of capital lease obligations......... $         78
                                                         ============

Assets under capital lease at June 30, 2005 totaled $100,000 with accumulated depreciation of $2,000.

Legal Proceedings

The Company is involved in various legal claims and litigation that have arisen in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that the final outcome of such matters will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation, it could have a materially adverse impact on the Company's operating results, cash flows or financial position.

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. The FCC initiated a notice of public rule-making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results. On May 19, 2005, the FCC unanimously adopted an Order and NPRM that requires VoIP providers to provide emergency 911 (E911) service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding (the VoIP E911 Order). As a result of the VoIP E911 Order, VoIP service providers that interconnect to the PSTN, or interconnected VoIP providers, will be required to offer the E911 emergency calling capabilities present on traditional switched and cellular phone lines. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point (PSAP), along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified, prominently and in plain language, of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of June 29, 2005, with the exception that the customer notification obligations must be complied with within thirty days of that date. The Company currently does not offer this service to all of its customers, as it is not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company has begun to address this issue with its telecommunication interconnection partners. However, the Company may not be able to offer E911 service to all of its customers, and, as a result, may need to cease from offering service in certain rate centers. The effect of this ruling or its impact on our customers due to service price increases or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows. On July 26, 2005 the FCC issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it will not initiate enforcement action, until August 30, 2005, against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber on the condition that the provider file a detailed report with the Commission by August 10, 2005, containing a variety of detailed descriptions. As of July 29, 2005, the Company had received acknowledgements from approximately seventy one percent of its existing subscribers and filed this report with the FCC on August 1, 2005. The FCC's notice further states that it expects interconnected VoIP providers who have not received subscriber acknowledgements from one hundred percent of existing subscribers by August 29, 2005 to disconnect, no later than August 30, 2005, all subscribers from whom it has not received such acknowledgement. The inability of the Company to obtain acknowledgements from one hundred percent of its existing subscribers, any customer impact from its outreach efforts to these subscribers, the effect of disconnecting any such subscribers from the Packet8 service on August 30, 2005, and the effect of any enforcement action initiated by the FCC or other agency or task force against the Company could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services (collectively, Packet8). We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of June 30, 2005, we had approximately 73,000 Packet8 subscriber lines in service as compared to 57,000 lines at March 31, 2005. Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technology.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2006 refers to the fiscal year ended March 31, 2006).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the SEC regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management's Discussion and Analysis (MD&A) subsequent to adoption of SFAS 123(R).

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

Revenues

                                                     June 30,
                                               --------------------   Dollar    Percent
Product revenues                                 2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,009  $     596  $     413      69.3%
  Percentage of total revenues...............      16.8%      28.8%

Product revenues consist of revenues from sales of VoIP terminal adapters and videophone systems, primarily attributable to our Packet8 service, as well as sales of VoIP semiconductor products. The increase for the first quarter of fiscal 2006 was primarily attributable to a $518,000 increase for product revenues attributable to the Packet8 service due to the growth in the subscriber base. This increase was partially offset by a $104,000 decrease in sales of VoIP semiconductors. As of June 30, 2005, we had approximately 73,000 subscriber lines in service as compared to approximately 17,000 at June 30, 2004. We completed our last shipment of VoIP semiconductor products during the first quarter of fiscal 2006, and do not expect to record any future revenues from sales of semiconductor products.

                                                     June 30,
                                               --------------------   Dollar    Percent
License and service revenues                     2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   4,996  $   1,471  $   3,525     239.6%
  Percentage of total revenues...............      83.2%      71.2%

License and service revenues consist primarily of revenues attributable to our Packet8 service and technology licenses and related maintenance revenues, as well as any royalties earned under such licenses. We expect that Packet8 service revenues will continue to comprise the substantial majority of license and service revenues on a going forward basis. The $3.5 million increase for the first quarter of fiscal 2006 was primarily due to a $3.7 million increase in revenues attributable to our Packet8 service due to the growth in the subscriber base. This increase was partially offset by a $200,000 decrease in license and maintenance revenues associated with our hosted iPBX product and VoIP semiconductor telephony technology.

We defer revenue recognition of new Packet8 subscriber revenue until we deem that the customer has accepted the service. As we have been providing our Packet8 service for a limited period of time, we have not developed sufficient history to apply a return rate and reserve against new order revenue. During the first quarter of fiscal 2005, we changed our terms of service such that customers may terminate their service and receive a full refund of fees previously paid within thirty days of order placement rather than within thirty days of service activation. As a result of the change in terms of service, we recognized an additional $100,000 of new order revenue during the first quarter of fiscal 2005.

No customer represented greater than 10% of our total revenues for the three months ended June 30, 2005 or 2004. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                     Three Months Ended
                                                          June 30,
                                                     ------------------
                                                        2005      2004
                                                     --------  --------
   Americas........................................       96%       84%
   Europe..........................................        4%        5%
   Asia Pacific....................................       --        11%
                                                     --------  --------
                                                         100%      100%
                                                     ========  ========

Cost of Product Revenues

                                                     June 30,
                                               --------------------   Dollar    Percent
Cost of product revenues                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   2,105  $     912  $   1,193     130.8%
  Percentage of product revenues.............     208.6%     153.0%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The cost of product revenues increased by approximately $1.2 million for the first quarter of fiscal 2006 as compared to the prior year quarter primarily due to an approximately $1.3 million increase attributable to equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 cost of product revenues was partially offset by a $100,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the first quarter of fiscal 2006 due to the end of life of these products initiated in fiscal 2004.

We generally do not separately charge Packet8 subscribers for the terminal adapters used to provide our service when they subscribe on our website. We have also offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer. In accordance with FASB Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters. Accordingly, cost of product revenues exceeds product revenues, and we expect this trend to continue.

Cost of License and Service Revenues

                                                     June 30,
                                               --------------------   Dollar    Percent
Cost of license and service revenues             2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   2,069  $     879  $   1,190     135.4%
  Percentage of license and service revenues.      41.4%      59.8%

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. The $1.2 million increase in cost of license and service revenues for the first quarter of fiscal 2006 was attributable to a $1.2 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

Research and Development Expenses

                                                     June 30,
                                               --------------------   Dollar    Percent
Research and development                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,324  $     577  $     747     129.5%
  Percentage of total revenues...............      22.0%      27.9%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The $747,000 increase in research and development expenses for the first quarter of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $706,000 increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service and development of new products, features and enhancements.

Selling, General and Administrative Expenses

                                                     June 30,
                                               --------------------   Dollar    Percent
Selling, general and administrative              2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   5,865  $   2,512  $   3,353     133.5%
  Percentage of total revenues...............      97.7%     121.5%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. The $3.4 million increase in selling, general and administrative expenses for the first quarter of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $518,000 increase in compensation expense for personnel due to headcount additions, a $551,000 increase in advertising, public relations and other marketing and promotional expenses, a $1 million increase in contractor expenses related to the increase in staffing of our customer service organizations, an $813,000 increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service, and a $178,000 increase in credit card processing fees.

Other Income, Net

                                                     June 30,
                                               --------------------   Dollar    Percent
Other income, net                                2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $     222  $     224  $      (2)     -0.9%
  Percentage of total revenues...............       3.7%      10.8%

The decrease of $2,000 in other income for the first quarter of fiscal 2006 as compared to the prior year was primarily attributable to the receipt in the first quarter of fiscal 2005 of $181,000 of escrow funds related to a cost-basis common stock investment in an entity that was acquired in 1999. This decrease was substantially offset by an increase in interest income attributable to higher average cash balances invested and higher interest rates.

Provision for Income Taxes

                                                     June 30,
                                               --------------------   Dollar    Percent
Benefit for income taxes                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $      --  $      20  $     (20)   -100.0%
  Percentage of total revenues...............        --        1.0%

There were no tax provisions recorded during the three month periods ended June 30, 2005 and 2004, due to year to date net losses incurred. In the quarter ended June 30, 2004, we recorded approximately $20,000 of income tax benefit attributable to an income tax refund received by one of our foreign subsidiaries. No tax provisions have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our deferred tax assets.

Liquidity and Capital Resources

At June 30, 2005, we had $13.4 million of cash and cash equivalents, $0.3 million in restricted cash, and $11.2 million in investments in marketable securities for a combined total of $24.9 million. In comparison, at March 31, 2005, we had $22.5 million of cash and cash equivalents, $0.3 million in restricted cash, and $9 million in investments in marketable securities for a combined total of $31.8 million. Our cash and cash equivalents balance decreased by $9.1 million and the combined balance decreased by $6.9 million during the first quarter of fiscal 2006. The decrease was primarily attributable to $6.5 million used to fund operations, as discussed below.

Cash used in operations of approximately $6.5 million for the first quarter of fiscal 2006 was primarily attributable to the net loss of $5.1 million and net cash used in changes in operating assets and liabilities of $1.5 million, adjusted for $138,000 of depreciation and amortization expense. The changes in operating assets and liabilities were primarily attributable to a $1.3 million decrease in accounts payable. Cash used in operations of approximately $2.7 million for the first three months of fiscal 2005 was primarily attributable to the net loss of $2.6 million and net cash used in changes in operating assets and liabilities of $145,000, adjusted for $24,000 of depreciation and amortization. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities of $2.6 million for the three months ended June 30, 2005 was primarily attributable to $441,000 of purchases of fixed assets and purchases of short term investments of $3.5 million. Cash used in investing activities for the three months ended June 30, 2004 was primarily attributable to $200,000 of cash classified as restricted cash, $158,000 of cash classified as short-term investments and purchases of fixed assets of $90,000.

Cash used in financing activities of approximately $19,000 for the first quarter of fiscal 2006 consisted primarily of $3,000 of capital lease payments and $16,000 of issuance costs related to our March 2005 financing. Cash provided by financing activities during the first three months of fiscal 2005 consisted primarily of $11.1 million of net proceeds received from a common stock offering completed in June 2004.

At June 30, 2005, we had open purchase orders related to our contract manufacturers of approximately $1.1 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At June 30, 2005, future minimum annual lease payments under noncancelable operating leases, net of estimated sublease income, were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $        355
   2007................................................          482
   2008................................................          490
   2009................................................          493
   2010................................................          206
                                                         ------------
Total minimum payments................................. $      2,026
                                                         ============

In April 2005, the Company entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. At June 30, 2005, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $         19
   2007................................................           23
   2008................................................           23
   2009................................................           23
   2010................................................           23
   2011................................................            2
                                                         ------------
Total minimum payments.................................          113
Less: Amount representing interest.....................          (14)
                                                         ------------
                                                                  99
Less: Short-term portion of capital lease obligations..          (21)
                                                         ------------
Lont-term portion of capital lease obligations......... $         78
                                                         ============

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, are sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next twelve months.

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

We recorded an operating loss of approximately $5.4 million for the quarter ended June 30, 2005, and we ended the period with an accumulated deficit of $176 million. In addition, we recorded operating losses of $20 million and $4 million for the fiscal years ended March 31, 2005 and 2004, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

Semiconductor and related software revenues represented approximately 83% and 88%, respectively, of the Company's consolidated revenues for fiscal 2004 and 2003. However, these revenues were not sufficient to profitably operate our semiconductor business. Therefore, we significantly reduced the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of-life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort, prior to the aforementioned transaction, were $0 and $1.1 million during the fiscal years ended March 31, 2004 and 2003, respectively, representing approximately 0% and 12% of revenues of our semiconductor business and 0% and 10.5% of 8x8's consolidated revenues for such periods. As a result of the transfer of this development effort to Leadtek, this development revenue ceased. In January 2004, we initiated an end-of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business may continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as a percentage of our consolidated revenues.

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

We currently sell our products direct to consumers and through resellers, and are focusing efforts on diversifying and increasing our distribution channels. Our future revenue growth will depend in large part on sales of our products through reseller and other distribution relationships. We may not be successful in developing additional distribution relationships. Agreements with distribution partners generally provide for one-time and recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition or results of operations.

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

In May 2005, we received a notice from the City of Chicago that we were being investigated for non-compliance with Chicago tax laws as we are not collecting and remitting Chicago's Telecommunications Tax. We completed the questionnaire received and disputed the applicability of this tax to the Packet8 service.

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

In May 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking, or NPRM, which requires VoIP providers to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, VoIP service providers that interconnect to the PSTN, or interconnected VoIP providers, will be required to provide the E911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of the publication of the VoIP E911 Order in the Federal Register, which is expected by late June, with the exception that the customer notification obligations must be complied with within thirty days of the publication.

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

The VoIP E911 Order will increase our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions. We cannot guarantee that E911 service will be available to all of our subscribers. The VoIP E911 Order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition and operating results.

On July 26, 2005 the FCC's issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it will not initiate enforcement action, until August 30, 2005, against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber on the condition that the provider file a detailed report with the FCC by August 10, 2005, containing a variety of detailed descriptions. As of July 29, 2005, we had received acknowledgements from approximately seventy one percent of its existing subscribers and filed this report with the FCC on August 1, 2005. The FCC's notice further states that it expects interconnected VoIP providers who have not received subscriber acknowledgements from one hundred percent of existing subscribers by August 29, 2005 to disconnect, no later than August 30, 2005, all subscribers from whom it has not received such acknowledgement. Our inability to obtain acknowledgements from one hundred percent of our existing subscribers, any customer impact from our outreach efforts to these subscribers, the effect of disconnecting any such subscribers from the Packet8 service on August 30, 2005, and the effect of any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations and cash flows.

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

As of June 30, 2005, we had cash and cash equivalents, restricted cash and investments of approximately $24.9 million. Unless we achieve and maintain profitability, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on July 27, 2005, our common stock had a closing bid price of $1.98 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of July 27, 2005, based on our closing price as of that day, the market value of our securities approximated $107 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

We have evaluated our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We are required to perform the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal controls over financial reporting as of the end of each fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act (Section 404). As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time towards Section 404 compliance. In any fiscal year, we may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to comply with the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq SmallCap Market. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, almost all of our arrangements with our contract manufacturers are denominated in U.S. dollars. We have a foreign subsidiary in France and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers.

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

Date: August 9, 2005

8X8, INC.
(Registrant)
By: /s/ James Sullivan
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)