Form 10-K/A
period 2005-03-31
8X8 INC /DE/
filed 2005-10-03
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

      8x8, Inc. ("8x8" or "the Company") is filing this amendment to its Annual Report on Form 10-K for the year ended March 31, 2005 (the "Amendment") to amend exhibits 31.1 and 31.2, which represent the certifications required by Rules13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (the "Exchange Act") as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Company is re-filing Exhibits 31.1 and 31.2 because the certifications as originally filed were not fully compliant with the requirements of the Exchange Act. This Amendment does not reflect any changes to the Annual Report on Form 10-K for the year ended March 31, 2005 other than those made to the exhibits, nor does it reflect events that have occurred after the original filing date of the Annual Report on Form 10-K that was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K/A
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on September 30, 2005.

8X8, INC.
By: /s/ JAMES SULLIVAN James Sullivan, Chief Financial Officer, Vice President of Finance and Secretary

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.2 (b)	Bylaws of Registrant.
3.4 (c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
10.1 (a)	Form of Indemnification Agreement.
10.2 (a)	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (d)	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (a)	1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (e)	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.6 (f)	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (g)	Sublease dated September 29, 2004 between the Registrant and SafeNet, Inc.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*  Previously filed.