Form 10-Q
period 2005-09-30
8X8 INC /DE/
filed 2005-11-09
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [     ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [     ]     NO [X]

      The number of shares of the Registrant's Common Stock outstanding as of October 27, 2005 was 53,888,232.

8X8, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                      September 30,    March 31,
                                                          2005           2005
                                                     --------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $        5,091  $     22,515
  Restricted cash .................................            250           250
  Short-term investments ..........................         14,348         9,035
  Accounts receivable, net ........................            538         1,144
  Inventory .......................................          1,342         1,600
  Deferred cost of goods sold .....................          1,688         2,122
  Other current assets ............................            861           363
                                                     --------------  ------------
    Total current assets ..........................         24,118        37,029
Property and equipment, net .......................          2,495         1,788
Other assets ......................................            263           263
                                                     --------------  ------------
                                                    $       26,876  $     39,080
                                                     ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        3,558  $      4,496
  Accrued compensation ............................            657           515
  Accrued warranty ................................            182           187
  Deferred revenue ................................          1,821         2,602
  Other accrued liabilities .......................          1,403         1,536
                                                     --------------  ------------
    Total current liabilities .....................          7,621         9,336
                                                     --------------  ------------

Other liabilities....................................           81            --
                                                     --------------  ------------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock ....................................             54            54
  Additional paid-in capital ......................        200,717       200,576
  Accumulated other comprehensive loss ............            (27)          (20)
  Accumulated deficit .............................       (181,570)     (170,866)
                                                     --------------  ------------
    Total stockholders' equity ....................         19,174        29,744
                                                     --------------  ------------
                                                    $       26,876  $     39,080
                                                     ==============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                   --------------------  --------------------
                                                      2005       2004       2005       2004
                                                   ---------  ---------  ---------  ---------
License and service revenues .................... $   5,719  $   1,843     10,715  $   3,314
Product revenues ................................     1,344        690      2,353      1,287
                                                   ---------  ---------  ---------- ----------
   Total revenues ...............................     7,063      2,533     13,068      4,601
                                                   ---------  ---------  ---------- ----------
Operating expenses:
  Cost of license and service revenues ..........     2,795      1,171      4,864      2,050
  Cost of product revenues ......................     2,537        876      4,642      1,788
  Research and development ......................     1,446        684      2,770      1,261
  Selling, general and administrative ...........     6,042      3,622     11,907      6,135
                                                   ---------  ---------  ---------  ---------
   Total operating expenses .....................    12,820      6,353     24,183     11,234
                                                   ---------  ---------  ---------  ---------
Loss from operations ............................    (5,757)    (3,820)   (11,115)    (6,633)
Other income, net ...............................       189         71        411        295
Benefit for income taxes ........................        --         --         --         20
                                                   ---------  ---------  ---------  ---------
Net loss ........................................ $  (5,568) $  (3,749) $ (10,704) $  (6,318)
                                                   =========  =========  =========  =========

Net loss per share:
Basic and diluted................................ $   (0.10) $   (0.09) $   (0.20) $   (0.15)
                                                   =========  =========  =========  =========
Weighted average number of shares:
Basic and diluted................................    53,871     43,134     53,847     40,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                    Six Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                     2005        2004
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $  (10,704) $   (6,318)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..........................        313          58
       Other ..................................................        (39)         --
Changes in assets and liabilities..............................       (859)     (1,630)
                                                                 ----------  ----------
      Net cash used in operating activities ...................    (11,289)     (7,890)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................       (842)       (511)
   Restricted cash decrease....................................         --         250
   Purchase of short term investments .........................     (6,733)       (160)
   Sales and maturities of short-term investments .............      1,350          --
                                                                 ----------  ----------
      Net cash used in investing activities ...................     (6,225)       (421)
                                                                 ----------  ----------
Cash flows from financing activities:
   Capital lease payments .....................................         (8)         --
   Financing proceeds advance..................................         --      11,980
   Proceeds from common stock offerings, net ..................         98      11,051
                                                                 ----------  ----------
       Net cash provided by financing activities ..............         90      23,031
                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........    (17,424)     14,720
Cash and cash equivalents at the beginning of the period ......     22,515      13,249
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $    5,091  $   27,969
                                                                 ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease......................... $      108  $       --
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

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2006 refers to the fiscal year ending March 31, 2006).

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

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter or videophone and subscriber services. Subsequent to the subscriber's initial purchase of the service, revenues allocated to the desktop terminal adapter or videophone are recognized as product revenues at the end of thirty days after order placement, provided the customer does not cancel their Packet8 service. All other revenues are recognized when the related services are provided.

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

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Net loss, as reported................................ $  (5,568) $  (3,749) $ (10,704) $  (6,318)

Add: Employee stock-based compensation expense
     included in reported net loss...................        --          1         --          3
Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123...      (776)      (339)    (1,354)      (879)
                                                       ---------  ---------  ---------  ---------
Pro forma net loss................................... $  (6,344) $  (4,087) $ (12,058) $  (7,194)
                                                       =========  =========  =========  =========
Basic and diluted net loss per share:
     As reported..................................... $   (0.10) $   (0.09) $   (0.20) $   (0.15)
     Pro forma....................................... $   (0.12) $   (0.09) $   (0.22) $   (0.18)

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The Company does not expect that the adoption of SFAS No. 154 in the first quarter of fiscal 2007 will have a material impact on its results of operations and financial condition.

3. BALANCE SHEET DETAIL

                                                         September 30,   March 31,
                                                             2005          2005
                                                         ------------  ------------
Inventory (in thousands):
   Raw materials and work-in-process .................. $        714  $      1,267
   Finished goods .....................................          628           333
                                                         ------------  ------------
                                                        $      1,342  $      1,600
                                                         ============  ============

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three and six months ended September 30, 2005 and 2004, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                     Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Common stock options ................................     8,624      6,090      8,624      6,090
Warrants ............................................     6,292      4,575      6,292      4,575
                                                       ---------  ---------  ---------  ---------
                                                         14,916     10,665     14,916     10,665
                                                       =========  =========  =========  =========

5. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale. Comprehensive loss for the three and six months ended September 30, 2005 and 2004, was as follows (in thousands):

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Net loss, as reported................................ $  (5,568) $  (3,749) $ (10,704) $  (6,318)
Unrealized gain (loss) on investments in securities..       (16)        --        (13)        --
Less: reclassification adjustment for gain
   (loss) included in net income.....................        --         --         (6)        --
                                                       ---------  ---------  ---------  ---------
Comprehensive loss................................... $  (5,584) $  (3,749) $ (10,723) $  (6,318)
                                                       =========  =========  =========  =========

6. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. The following net revenues are presented by groupings of similar products and services (in thousands):

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Packet8 and videophones/equipment.................... $   6,906  $   2,067  $  12,572  $   3,493
Semiconductors and related software..................       135        447        470      1,030
Hosted iPBX solutions................................        22         19         26         78
                                                       ---------  ---------  ---------  ---------
   Total revenues ................................... $   7,063  $   2,533  $  13,068  $   4,601
                                                       =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or six months ended September 30, 2005 or 2004. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
   Americas..........................................       100%        89%        98%        86%
   Europe............................................        --          8%         2%         4%
   Asia Pacific......................................        --          3%        --         10%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the three and six months ended September 30, 2005 were as follows (in thousands):

                                                             Three           Six
                                                         Months Ended   Months Ended
                                                         September 30,  September 30,
                                                             2005           2005
                                                         -------------  -------------
Balance at beginning of period......................... $         230  $         187
Accruals for warranties................................           114            252
Settlements............................................           (93)          (170)
Changes in estimates...................................           (69)           (87)
                                                         -------------  -------------
Balance at end of period............................... $         182  $         182
                                                         =============  =============

Standby letters of credit.

The Company has standby letters of credit totaling $500,000, which were issued to guarantee certain contractual obligations and are collateralized by cash deposits at the Company's primary bank. These letters of credit are recorded in the restricted cash and other assets line items in the condensed consolidated balance sheets.

Leases

At September 30, 2005, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $         241
   2007................................................           482
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,912
                                                         =============

In April 2005, the Company entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. At September 30, 2005, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $          13
   2007................................................            25
   2008................................................            25
   2009................................................            25
   2010................................................            25
   2011................................................             2
                                                         -------------
Total minimum payments.................................           115
Less: Amount representing interest.....................           (14)
                                                         -------------
                                                                  101
Less: Short-term portion of capital lease obligations..           (20)
                                                         -------------
Lont-term portion of capital lease obligations......... $          81
                                                         =============

Assets under capital lease at September 30, 2005 totaled $108,000 with accumulated depreciation of $9,000.

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

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies. To date, the FCC has treated VoIP service providers as information service providers, though the FCC has avoided specifically ruling on this categorization. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of public rule-making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time. If the FCC or an appeals court were to determine that VoIP service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results.

On May 19, 2005, the FCC unanimously adopted an Order and NPRM that requires VoIP providers that interconnect with the public switched telephone network (PSTN), or interconnected VoIP providers, to provide emergency 911 (E911) service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding (the VoIP E911 Order). As a result of the VoIP E911 Order, interconnected VoIP providers will be required to offer the E911 emergency calling capabilities present on traditional switched and cellular phone lines. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, through the PSTN's legacy wireline selective router, which is used to deliver E911 calls, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the VoIP service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM. The VoIP E911 Order mandates that existing and prospective customers must be notified, prominently and in plain language, of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP E911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of June 29, 2005, with the exception that the customer notification obligations must be complied with within thirty days of that date. The Company currently does not offer this service to all of its customers, as it is not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company is addressing this issue with its telecommunication interconnection partners. However, the Company may not be able to offer E911 service to all of its customers, or to nomadic customers who move to a location where E911 services are unavailable, and, as a result, may need to cease from offering service in certain rate centers or to certain customers. The effect of this ruling or its impact on our customers due to service price increases or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows. On July 26, 2005 the FCC issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it would not initiate enforcement action until August 30, 2005, against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber on the condition that the provider file a detailed report with the Commission by August 10, 2005, containing a variety of detailed descriptions. The FCC's notice further states that it expects interconnected VoIP providers who have not received subscriber acknowledgements from one hundred percent of existing subscribers by August 29, 2005 to disconnect, no later than August 30, 2005, all subscribers from whom it has not received such acknowledgement. To date, the Company has filed the reports requested by the FCC, and suspended service of an insignificant number of subscribers on August 30, 2005. While the Company has offered fixed E911 service as an option to its customers since June 2004, the nomadic solution currently being developed involves new technologies and third-party partners, and may not be available by the FCC's mandated deadline. Further, the FCC may determine that the Company's nomadic E911 solution does not satisfy the requirements of the VoIP E911 order because, in some instances, the Company will not be able to connect Packet8 subscribers directly to a PSAP. In either event, the Company would be required to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other agency or task force against the Company could have a material adverse effect on the Company's financial position, results of operations or cash flows.

On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The Order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance within eighteen months of September 23, 2005. The FCC also stated that, in the coming months, it will release another order that will address separate questions regarding the assistance capabilities required of the providers covered by the August 5, 2005 order. The FCC stated that the subsequent order will include other important issues under CALEA, such as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. Because the FCC has not yet released the implementation details in the second order, it is impossible for the Company to quantify the effects that this order, or other future orders, will have, but failure of the Company to achieve compliance with any future CALEA orders or any enforcement action initiated by the FCC or other agency or task force against the Company could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services (collectively, Packet8). We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of September 30, 2005, we had approximately 93,000 Packet8 subscriber lines in service as compared to 73,000 lines at June 30, 2005 and 57,000 lines at March 31, 2005. Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technology.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2006 refers to the fiscal year ending March 31, 2006).

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  We do not expect that the adoption of SFAS No. 154 in the first quarter of fiscal 2007 will have a material impact on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Revenues

                                                   September 30,
                                               --------------------   Dollar    Percent
License and service revenues                     2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   5,719  $   1,843  $   3,876     210.3%
  Percentage of total revenues...............      81.0%      72.8%
  Six months ended........................... $  10,715  $   3,314  $   7,401     223.3%
  Percentage of total revenues...............      82.0%      72.0%

License and service revenues consist primarily of revenues attributable to our Packet8 service and technology licenses and related maintenance revenues related to our VoIP and video intellectual property, as well as any royalties earned under such licenses. We expect that Packet8 service revenues will continue to comprise the substantial majority of license and service revenues on a going forward basis. The increase for the second quarter of fiscal 2006 was primarily due to a $4 million increase in revenues attributable to our Packet8 service due to the growth in the subscriber base. As of September 30, 2005, we had 93,000 Packet8 subscriber lines in service as compared to 26,000 lines at September 30, 2004. The increase in Packet8 service revenues was partially offset by a $130,000 decrease in license and maintenance revenues associated with our VoIP semiconductor telephony technology.

The increase for the six months ended September 30, 2005 was primarily due to a $7.7 million increase in revenues attributable to our Packet8 service due to the growth in the subscriber base. The increase in Packet8 service revenues was partially offset by a $275,000 decrease in license and maintenance revenues associated with our VoIP semiconductor telephony technology.

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

                                                   September 30,
                                               --------------------   Dollar    Percent
Product revenues                                 2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,344  $     690  $     654      94.8%
  Percentage of total revenues...............      19.0%      27.2%
  Six months ended........................... $   2,353  $   1,287  $   1,066      82.8%
  Percentage of total revenues...............      18.0%      28.0%

Product revenues consist of revenues from sales of VoIP terminal adapters and videophone systems, primarily attributable to our Packet8 service, as well as sales of VoIP semiconductor products. The increase for the second quarter of fiscal 2006 was primarily attributable to an $840,000 increase for product revenues attributable to the Packet8 service due to the growth in the subscriber base. This increase was partially offset by a $180,000 decrease in sales of VoIP semiconductors. We completed our last shipment of VoIP semiconductor products during the first quarter of fiscal 2006, and do not expect to record any future revenues from sales of semiconductor products.

The increase for the first six months of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $1.36 million increase for product revenues attributable to the Packet8 service due to the growth in the subscriber base. This increase was partially offset by a $284,000 decrease in sales of VoIP semiconductors.

No customer represented greater than 10% of our total revenues for the three or six months ended September 30, 2005 or 2004. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
   Americas..........................................       100%        89%        98%        86%
   Europe............................................        --          8%         2%         4%
   Asia Pacific......................................        --          3%        --         10%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

Cost of License and Service Revenues

                                                   September 30,
                                               --------------------   Dollar    Percent
Cost of license and service revenues             2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   2,795  $   1,171  $   1,624     138.7%
  Percentage of license and service revenues.      48.9%      63.5%
  Six months ended........................... $   4,864  $   2,050  $   2,814     137.3%
  Percentage of total revenues...............      37.2%      44.6%

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. The increase in cost of license and service revenues for the three months and six months ended September 30, 2005 as compared to the comparable periods in the prior year was attributable to the increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

The $2.8 million increase in cost of license and service revenues for the first six months of fiscal 2006 was attributable to a $2.8 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

Cost of Product Revenues

                                                   September 30,
                                               --------------------   Dollar    Percent
Cost of product revenues                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   2,537  $     876  $   1,661     189.6%
  Percentage of product revenues.............     188.8%     127.0%
  Six months ended........................... $   4,642  $   1,788  $   2,854     159.6%
  Percentage of total revenues...............      35.5%      38.9%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The increase in the cost of product revenues for the second quarter of fiscal 2006 as compared to the prior year quarter was primarily due to an approximately $1.9 million increase attributable to equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase included over $1 million attributable to an increase in cost of goods sold for videophone sales recognized during the second quarter. The increase in Packet8 cost of product revenues was partially offset by a $210,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the second quarter of fiscal 2006 due to the end of life of these products initiated in fiscal 2004.

The increase in the cost of product revenues for the first six months of fiscal 2006 as compared to the comparable period in the prior year was primarily due to an approximately $3.2 million increase attributable to equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 cost of product revenues was partially offset by a $310,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the second quarter of fiscal 2006 due to the end of life of these products initiated in fiscal 2004.

We generally do not separately charge Packet8 subscribers for the terminal adapters used to provide our service when they subscribe on our website. We have also offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer, and generally these incentives are recorded as reductions of revenue. In accordance with FASB Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 services revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters at the time of purchase. Accordingly, cost of product revenues exceeds product revenues, and we expect this trend to continue.

Research and Development Expenses

                                                   September 30,
                                               --------------------   Dollar    Percent
Research and development                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,446  $     684  $     762     111.4%
  Percentage of total revenues...............      20.5%      27.0%
  Six months ended........................... $   2,770  $   1,261  $   1,509     119.7%
  Percentage of total revenues...............      21.2%      27.4%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The increase in research and development expenses for the second quarter of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $638,000 increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service and development of new products, features and enhancements.

The increase in research and development expenses for the first six months of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $1.3 million increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service and development of new products, features and enhancements.

Selling, General and Administrative Expenses

                                                   September 30,
                                               --------------------   Dollar    Percent
Selling, general and administrative              2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   6,042  $   3,622  $   2,420      66.8%
  Percentage of total revenues...............      85.5%     143.0%
  Six months ended........................... $  11,907  $   6,135  $   5,772      94.1%
  Percentage of total revenues...............      91.1%     133.3%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. The increase in selling, general and administrative expenses for the second quarter of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $1 million increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service, primarily for the increase in staffing customer service positions, a $323,000 increase in advertising, public relations and other marketing and promotional expenses, a $726,000 increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service, and a $187,000 increase in credit card processing fees.

The increase in selling, general and administrative expenses for the first six months of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $2.5 million increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service, primarily for the increase in staffing customer service positions, a $875,000 increase in advertising, public relations and other marketing and promotional expenses, a $1.5 million increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service, and a $364,000 increase in credit card processing fees.

Other Income, Net

                                                   September 30,
                                               --------------------   Dollar    Percent
Other income, net                                2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $     189  $      71  $     118     166.2%
  Percentage of total revenues...............       2.7%       2.8%
  Six months ended........................... $     411  $     295  $     116      39.3%
  Percentage of total revenues...............       3.1%       6.4%

The increase in other income for the second quarter of fiscal 2006 as compared to the prior year was primarily attributable to an increase in interest income attributable to higher average cash balances invested and higher interest rates earned on such balances.

The increase in other income for the first six months of fiscal 2006 as compared to the prior year was primarily attributable to an increase in interest income attributable to higher average cash balances invested and higher interest rates earned on such balances, partially offset by the fiscal 2005 receipt of $181,000 of escrow funds related to a cost-basis common stock investment in an entity that was acquired in 1999 by a third party.

Provision for Income Taxes

                                                   September 30,
                                               --------------------   Dollar    Percent
Benefit for income taxes                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $      --  $      --  $      --       N/A
  Percentage of total revenues...............        --         --
  Six months ended........................... $      --  $      20  $     (20)   -100.0%
  Percentage of total revenues...............        --        0.4%

There were no tax provisions recorded during the three or six month periods ended September 30, 2005 and 2004, due to year to date net losses incurred. In the quarter ended June 30, 2004, we recorded approximately $20,000 of income tax benefit attributable to an income tax refund received by one of our foreign subsidiaries. No tax provisions have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our deferred tax assets.

Liquidity and Capital Resources

At September 30, 2005, we had $5.1 million of cash and cash equivalents, $0.3 million in restricted cash, and $14.3 million in investments in marketable securities for a combined total of $19.7 million. In comparison, at March 31, 2005, we had $22.5 million of cash and cash equivalents, $0.3 million in restricted cash, and $9 million in investments in marketable securities for a combined total of $31.8 million. Our cash and cash equivalents balance decreased by $17.4 million and the combined balance decreased by $12.1 million during the first six months of fiscal 2006. The decrease in the combined balance was primarily attributable to $11.3 million used to fund operations, as discussed below.

Cash used in operations of approximately $11.3 million for the first six months of fiscal 2006 was primarily attributable to the net loss of $10.7 million and net cash used in changes in operating assets and liabilities of $0.9 million, adjusted for $0.3 million of depreciation and amortization expense. The changes in operating assets and liabilities were primarily attributable to a $0.9 million decrease in accounts payable and a $0.8 million decrease in deferred revenue offset by a $0.6 million decrease in inventory expenditures. Cash used in operations of approximately $7.9 million for the first six months of fiscal 2005 was primarily attributable to the net loss of $6.3 million and net cash used in changes in operating assets and liabilities of $1.6 million, primarily for inventory purchases, adjusted for $58,000 of depreciation and amortization. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities of $6.2 million for the six months ended September 30, 2005 was primarily attributable to $0.8 million of purchases of fixed assets and purchases of short term investments of $6.7 million. These cash outflows were partially offset by proceeds of $1.4 million received from the sale and maturity of short term investments. Cash used in investing activities for the six months ended September 30, 2004 was primarily attributable to $511,000 of purchases of fixed assets and purchases of investments of $160,000, partially offset by a $250,000 decrease in cash classified as restricted cash due to the termination of a letter of credit.

Cash provided by financing activities of approximately $0.1 million for the first six months of fiscal 2006 consisted primarily of $0.1 million of proceeds from the issuance of common stock under our employee stock plans. Cash provided by financing activities during the first six months of fiscal 2005 consisted primarily of $11.1 million of net proceeds received from a common stock offering completed in June 2004 and approximately $12 million of proceeds received on September 30, 2004 from a common stock offering that closed on October 1, 2004.

At September 30, 2005, we had open purchase orders of approximately $2.4 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At September 30, 2005, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $         241
   2007................................................           482
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,912
                                                         =============

In April 2005, the Company entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. At September 30, 2005, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $          13
   2007................................................            25
   2008................................................            25
   2009................................................            25
   2010................................................            25
   2011................................................             2
                                                         -------------
Total minimum payments.................................           115
Less: Amount representing interest.....................           (14)
                                                         -------------
                                                                  101
Less: Short-term portion of capital lease obligations..           (20)
                                                         -------------
Lont-term portion of capital lease obligations......... $          81
                                                         =============

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

We recorded an operating loss of approximately $11.1 million for the six months ended September 30, 2005, and we ended the period with an accumulated deficit of $182 million. In addition, we recorded operating losses of $20 million and $4 million for the fiscal years ended March 31, 2005 and 2004, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

Our stock price has been highly volatile.

The market price of the shares of our common stock has been and is likely to be highly volatile. It may be significantly affected by factors such as:

  actual or anticipated fluctuations in our operating results;
  announcements of technical innovations;
  future legislation or regulation of the Internet and/or voice over Internet protocol (VoIP);
  loss of key personnel;
  new entrants into the VOIP service marketplace, including cable and incumbent telephone companies and other well-capitalized competitors;
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

We devote substantially all of our resources to the promotion, distribution and development of our Packet8 service. As such, our future growth and future profitability is dependent on revenue from our Packet8 service, as opposed to revenue from our semiconductor business, which has historically accounted for a substantial portion of the Company's consolidated revenues.

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
  the mix of products sold;
  the management of inventory;
  continued compliance with industry standards and regulatory requirements; and
  general economic conditions.

Given the significant price competition in the markets for our products, we are at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing products, which would also have a material adverse effect on our business and operating results.

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

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. We hold fifty-nine United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

There has been substantial litigation in the communications, semiconductor, electronics, and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us.

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

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, H.323, MGCP and Megaco and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy and billing issues, the provision of 911 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

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

To date, the FCC has treated Internet service providers as information service providers, though the FCC has avoided specifically ruling on this categorization. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our business, financial condition and operating results.

There may be risks associated with the lack of 911 emergency dialing or the limitations associated with E911 emergency dialing with the Packet8 service.

In May 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking, or NPRM, which requires VoIP providers that interconnect with the PSTN, or interconnected VoIP providers, to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, interconnected VoIP providers will be required to provide the E911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, through the PSTN's legacy wireline selective router, which is used to deliver E911 calls, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the VoIP service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP E911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of the publication of the VoIP E911 Order in the Federal Register, which is expected by late June, with the exception that the customer notification obligations must be complied with within thirty days of the publication.

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

The VoIP E911 Order will increase our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where E911 services are unavailable. We cannot guarantee that E911 service will be available to all of our subscribers. The VoIP E911 Order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition and operating results.

On July 26, 2005 the FCC's issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it will not initiate enforcement action, until August 30, 2005, against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber on the condition that the provider file a detailed report with the FCC by August 10, 2005, containing a variety of detailed descriptions. To date, we have filed the reports requested by the FCC, and suspended service of an insignificant number of subscribers on August 30, 2005. While the Company has offered fixed E911 service as an option to its customers since June 2004, the nomadic solution currently being developed involves new technologies and third-party partners, and may not be available by the FCC's mandated deadline. Further the FCC may determine that our nomadic E911 solution does not satisfy the requirements of the VoIP E911 order because, in some instances, we will not be able to connect Packet8 subscribers directly to a PSAP. In either event, we would be required to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The Order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance within 18 months of September 23, 2005. The FCC also stated that, in the coming months, it will release another order that will address separate questions regarding the assistance capabilities required of the providers covered by the August 5, 2005 order. The FCC stated that the subsequent order will include other important issues under CALEA, such as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. Because the FCC has not yet released the implementation details in the second order, it is impossible for us to quantify the effects that this order, or other future orders, will have on us, but our failure to achieve compliance with any future CALEA orders or any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

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

A fundamental requirement for operating an internet-based, worldwide voice and video communications service and electronically billing our Packet8 customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled. We rely on third party providers to process and guarantee payments made by Packet8 subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our Packet8 transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our Packet8 services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

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

As of September 30, 2005, we had cash and cash equivalents, restricted cash and investments of approximately $19.7 million. Unless we achieve and maintain profitability, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock trades on the Nasdaq Capital Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on October 26, 2005, our common stock had a closing bid price of $1.70 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of October 26, 2005, based on our closing price as of that day, the market value of our securities approximated $92 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our Nasdaq Capital listing may:

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

We have evaluated our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We are required to perform the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal controls over financial reporting as of the end of each fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act (Section 404). As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time towards Section 404 compliance. In any fiscal year, we may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to comply with the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq Capital Market. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.

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

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures also are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired control objectives.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2005 Annual Meeting of Stockholders was held on August 23, 2005, at the Company's principal executive offices in Santa Clara, California. At the meeting, shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 88% of eligible votes associated with outstanding votable securities.

The voting results are set forth below.

PROPOSAL 1. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for director were elected:

Name of Nominee	Votes Cast for	Votes Withheld
Barry Andrews	47,036,059	587,414
Guy L. Hecker, Jr.	47,069,104	534, 369
Bryan R. Martin	47,087,014	536,059
Christopher McNiffe	46,970,324	653,149
Donn Wilson	46,984,777	638,696

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

Date: November 9, 2005

8X8, INC.
(Registrant)
By: /s/ James Sullivan
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)