Form 10-Q
period 2005-12-31
8X8 INC /DE/
filed 2006-02-09
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES     ☒ NO

      The number of shares of the Registrant's Common Stock outstanding as of February 1, 2006 was 61,058,133.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                       December 31,    March 31,
                                                          2005            2005
                                                     --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $       16,807  $       22,515
  Restricted cash .................................            250             250
  Short-term investments ..........................         10,663           9,035
  Accounts receivable, net ........................            619           1,144
  Inventory .......................................          3,188           1,600
  Deferred cost of goods sold .....................          1,364           2,122
  Other current assets ............................            776             363
                                                     --------------  --------------
    Total current assets ..........................         33,667          37,029
Property and equipment, net .......................          2,917           1,788
Other assets ......................................            262             263
                                                     --------------  --------------
                                                    $       36,846  $       39,080
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        4,923  $        4,496
  Accrued compensation ............................            760             515
  Accrued warranty ................................            252             187
  Deferred revenue ................................          2,042           2,602
  Other accrued liabilities .......................          2,348           1,536
                                                     --------------  --------------
    Total current liabilities .....................         10,325           9,336
                                                     --------------  --------------

Other liabilities....................................           76              --
                                                     --------------  --------------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock ....................................             61              54
  Additional paid-in capital ......................        214,763         200,576
  Accumulated other comprehensive loss ............            (20)            (20)
  Accumulated deficit .............................       (188,359)       (170,866)
                                                     --------------  --------------
    Total stockholders' equity ....................         26,445          29,744
                                                     --------------  --------------
                                                    $       36,846  $       39,080
                                                     ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
License and service revenues ........................ $   6,769  $   2,332     17,484  $   5,646
Product revenues ....................................     1,714        632      4,067      1,918
                                                       ---------  ---------  ---------- ----------
   Total revenues ...................................     8,483      2,964     21,551      7,564
                                                       ---------  ---------  ---------- ----------
Operating expenses:
  Cost of license and service revenues ..............     3,326      1,442      8,190      3,492
  Cost of product revenues ..........................     3,357      1,073      7,999      2,862
  Research and development ..........................     1,470        784      4,240      2,044
  Selling, general and administrative ...............     7,244      5,650     19,151     11,785
                                                       ---------  ---------  ---------  ---------
   Total operating expenses .........................    15,397      8,949     39,580     20,183
                                                       ---------  ---------  ---------  ---------
Loss from operations ................................    (6,914)    (5,985)   (18,029)   (12,619)
Other income, net ...................................       125        145        536        440
Benefit for income taxes ............................        --         --         --         20
                                                       ---------  ---------  ---------  ---------
Net loss ............................................ $  (6,789) $  (5,840) $ (17,493) $ (12,159)
                                                       =========  =========  =========  =========

Net loss per share:
Basic and diluted.................................... $   (0.12) $   (0.13) $   (0.32) $   (0.28)
                                                       =========  =========  =========  =========
Weighted average number of shares:
Basic and diluted....................................    54,836     46,718     54,181     42,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                   Nine Months Ended
                                                                       December 31,
                                                                 ----------------------
                                                                     2005        2004
                                                                 ----------  ----------
Cash flows from operating activities:
Net loss ...................................................... $  (17,493) $  (12,159)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of business ...............................         --          --
       Depreciation and amortization ..........................        520         108
       Stock compensation .....................................         --           3
       Other ..................................................          5          12
Changes in assets and liabilities..............................        (13)       (169)
                                                                 ----------  ----------
      Net cash used in operating activities ...................    (16,981)    (12,205)
                                                                 ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ........................     (1,248)     (1,371)
   Restricted cash decrease....................................         --         550
   Purchase of short term investments .........................     (7,083)       (610)
   Sales and maturities of short-term investments .............      5,400          --
                                                                 ----------  ----------
      Net cash used in investing activities ...................     (2,931)     (1,431)
                                                                 ----------  ----------
Cash flows from financing activities:
   Capital lease payments .....................................        (13)         --
   Proceeds from issuance of common stock under employee stock         158         272
   Proceeds from common stock offerings, net ..................     14,059      22,226
                                                                 ----------  ----------
       Net cash provided by financing activities ..............     14,204      22,498
                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........     (5,708)      8,862
Cash and cash equivalents at the beginning of the period ......     22,515      13,249
                                                                 ----------  ----------
Cash and cash equivalents at the end of the period ............ $   16,807  $   22,111
                                                                 ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease......................... $      108  $       --
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

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma disclosure of net loss and loss per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net loss and related per share amounts would have been as follows (in thousands, except per share amounts):

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Net loss, as reported................................ $  (6,789) $  (5,840) $ (17,493) $ (12,159)

Add: Employee stock-based compensation expense
     included in reported net loss...................        --         --         --          3
Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123...      (778)      (799)    (2,132)    (1,678)
                                                       ---------  ---------  ---------  ---------
Pro forma net loss................................... $  (7,567) $  (6,639) $ (19,625) $ (13,834)
                                                       =========  =========  =========  =========
Basic and diluted net loss per share:
     As reported..................................... $   (0.12) $   (0.13) $   (0.32) $   (0.28)
     Pro forma....................................... $   (0.14) $   (0.14) $   (0.36) $   (0.32)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the statements of operations. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123 amounts in the statements of operations.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The Company does not expect that the adoption of SFAS No. 154 in the first quarter of fiscal 2007 will have a material impact on its results of operations and financial condition.

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairments. The Company expects to adopt FSP 115-1 effective for the quarter beginning January 1, 2006, and the adoption is not expected to have a material impact on our results of operations or financial condition.

3. COMMON STOCK OFFERINGS AND WARRANTS

 In December 2005, the Company sold 7,142,858 shares of its common stock at $2.10 per share for aggregate proceeds of approximately $15,000,000, before placement fees and other offering expenses. The purchasers also received five year warrants to purchase 1,785,714 shares of 8x8 common stock at an exercise price of $3.00 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission relating to the sale of up to $125,000,000 of 8x8 securities. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued to the placement agents three year warrants to purchase 142,858 common shares at $2.10 per share and 35,714 common shares at $3.00 per share. As a result of this offering, certain anti-dilution provisions included in warrants issued to investors in common stock offerings completed during fiscal 2005 were triggered. Accordingly, the Company modified a warrant to purchase 2,000,000 shares at an exercise price of $2.88 per share so that it is now exercisable for 2,071,818 shares at an exercise price of $2.79 per share. The Company also modified a warrant to purchase 1,498,538 shares at an exercise price of $3.84 per share so that it is now exercisable for 1,587,806 shares at an exercise price of $3.61 per share. No other terms of the warrants were affected.

In connection with, and in consideration for, the execution of a marketing and distribution agreement with TJF Associates, LLC ("TJF") on December 10, 2004, the Company agreed to issue a warrant to TJF for the purchase of up to 4,500,000 shares of 8x8 common stock with vesting terms that were conditional upon TJF delivering 50,000 subscribers to the Packet8 service by December 31, 2005. The terms of the warrant provided that at any time prior to December 31, 2009, TJF or its transferees could exercise in whole or in part a warrant to acquire up to 4,500,000 shares of 8x8 common stock, at a purchase price per share equal to $5.50. As no warrants had vested by December 31, 2005, the warrant was automatically cancelled as of that date.

4. BALANCE SHEET DETAIL

                                                          December 31,    March 31,
                                                             2005           2005
                                                         -------------  -------------
Inventory (in thousands):
   Raw materials and work-in-process .................. $       2,796  $       1,267
   Finished goods .....................................           392            333
                                                         -------------  -------------
                                                        $       3,188  $       1,600
                                                         =============  =============

5. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three and nine months ended December 31, 2005 and 2004, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                     Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Common stock options ................................     8,867      6,834      8,867      6,834
Warrants ............................................     8,417      5,979      8,417      5,979
                                                       ---------  ---------  ---------  ---------
                                                         17,284     12,813     17,284     12,813
                                                       =========  =========  =========  =========

6. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on short-term investments classified as available-for-sale. Comprehensive loss for the three and nine months ended December 31, 2005 and 2004, was as follows (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Net loss, as reported................................ $  (6,789) $  (5,840) $ (17,493) $ (12,159)
Unrealized gain (loss) on investments in securities..         7         --         (6)        --
Less: reclassification adjustment for gain
   (loss) included in net loss.......................        --         --          6         --
                                                       ---------  ---------  ---------  ---------
Comprehensive loss................................... $  (6,782) $  (5,840) $ (17,493) $ (12,159)
                                                       =========  =========  =========  =========

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

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
Packet8 and videophones/equipment.................... $   8,400  $   2,707  $  20,972  $   6,199
Semiconductors and related software..................        80        232        550      1,262
Hosted iPBX solutions................................         3         25         29        103
                                                       ---------  ---------  ---------  ---------
   Total revenues ................................... $   8,483  $   2,964  $  21,551  $   7,564
                                                       =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or nine months ended December 31, 2005 or 2004. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
   Americas..........................................        99%        93%        98%        89%
   Europe............................................        --          7%         1%         9%
   Asia Pacific......................................         1%        --          1%         2%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability during the three and nine months ended December 31, 2005 were as follows (in thousands):

                                                             Three          Nine
                                                         Months Ended   Months Ended
                                                         December 31,   December 31,
                                                             2005           2005
                                                         -------------  -------------
Balance at beginning of period......................... $         182  $         187
Accruals for warranties................................           176            428
Settlements............................................          (106)          (276)
Changes in estimates...................................            --            (87)
                                                         -------------  -------------
Balance at end of period............................... $         252  $         252
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

Leases

At December 31, 2005, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $         120
   2007................................................           482
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,791
                                                         =============

In April 2005, the Company entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. At December 31, 2005, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $           6
   2007................................................            25
   2008................................................            25
   2009................................................            25
   2010................................................            25
   2011................................................             2
                                                         -------------
Total minimum payments.................................           108
Less: Amount representing interest.....................           (13)
                                                         -------------
                                                                   95
Less: Short-term portion of capital lease obligations..           (19)
                                                         -------------
Long-term portion of capital lease obligations......... $          76
                                                         =============

Assets under capital lease at December 31, 2005 totaled $108,000 with accumulated depreciation of $14,000.

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

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies. To date, the FCC has treated VoIP service providers as information service providers, though the FCC has avoided specifically ruling on this categorization. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of proposed rule-making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time. If the FCC or an appeals court were to determine that VoIP service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results.

On May 19, 2005, the FCC unanimously adopted an Order and NPRM that requires VoIP providers that interconnect with the public switched telephone network ("PSTN"), or interconnected VoIP providers, to provide emergency 911 ("E911") service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding (the "VoIP E911 Order"). As a result of the VoIP E911 Order, interconnected VoIP providers are required to offer the E911 emergency calling capabilities present on traditional switched and cellular phone lines. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, through the PSTN's legacy wireline selective router, which is used to deliver E911 calls, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the VoIP service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM. The VoIP E911 Order mandates that existing and prospective customers must be notified, prominently and in plain language, of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP E911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. On July 26, 2005 the FCC issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it would not initiate enforcement action until August 30, 2005, against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber on the condition that the provider file a detailed report with the Commission by August 10, 2005, containing a variety of detailed descriptions. The FCC's notice further stated that it expected interconnected VoIP providers who had not received subscriber acknowledgements from one hundred percent of existing subscribers by August 29, 2005 to disconnect, no later than August 30, 2005, all subscribers from whom it had not received such acknowledgement. To date, the Company has filed the status reports requested by the FCC, and suspended service of an insignificant number of subscribers on August 30, 2005. The Company also filed a VoIP E911 compliance report , as required by the FCC, on November 28, 2005. As was detailed in the compliance report, the Company currently cannot offer E911 services that route directly to a local PSAP to all of its customers, as the direct interconnection to local PSAPs is not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company is addressing this issue with its telecommunication interconnection partners. On November 28, 2005, the Company began routing certain nomadic 911 calls and 911 calls that cannot be directly connected to a local PSAP, along with location information, to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct PSAP or first responder, The FCC may determine that the Company's nomadic E911 solution does not satisfy the requirements of the VoIP E911 order because, in some instances, the Company will not be able to connect Packet8 subscribers directly to a PSAP In this case, the FCC could require the Company to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other agency or task force against the Company could have a material adverse effect on the Company's financial position, results of operations and cash flows. On January 1, 2006, the Company began charging its customers a monthly fee of $1.99 for E911 services on all Packet8 phone numbers capable of placing outbound calls in order to recoup some of the expenses associated with providing nomadic E911 service. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in providing E911 services or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe that exposure to material amounts of fees or penalties exists, if 8x8 is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its financial position, results of operations and cash flows. The California Public Utilities Commission (CPUC) instituted its own investigation in early 2004 to determine how it will classify and treat VoIP service providers like Packet8. On April 7, 2005, the CPUC instituted a rulemaking to assess and revise the regulation of all telecommunications utilities in California except for small incumbent local exchange carriers (ILECs). The primary goal of this proceeding is to develop a uniform regulatory framework for all telecommunications utilities, except small ILECs, to the extent that it is feasible and in the public interest to do so. While not specifically directed at VoIP, it is unclear at this time what impact this new rulemaking will have on the CPUCs classification or treatment of VoIP services. In late 2004 and early 2005, the Company received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that the Company begin collecting and remitting utility user taxes no later than January 1, 2005. The Company has responded to and disputed the municipalities' assertions.

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

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services (collectively, Packet8). We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of December 31, 2005, we had approximately 113,000 Packet8 subscriber lines in service as compared to 93,000 lines at September 30, 2005 and 57,000 lines at March 31, 2005. Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technology.

On December 19, 2005, we sold 7,142,858 shares of our common stock at $2.10 per share for aggregate proceeds of approximately $15,000,000, before placement fees and other offering expenses. The purchasers also received five year warrants to purchase shares of 8x8 common stock at an exercise price of $3.00 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission relating to up to $125,000,000 of our securities. We paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 142,858 common shares at $2.10 per share and 35,714 common shares at $3.00 per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the statements of operations. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123 amounts in the statements of operations.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  We do not expect that the adoption of SFAS No. 154 in the first quarter of fiscal 2007 will have a material impact on our results of operations and financial condition.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. We expect to adopt FSP 115-1 effective with the quarter beginning January 1, 2006, and the adoption is not expected to have a material impact on our results of operations or financial condition.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Revenues

                                                    December 31,
                                               --------------------   Dollar    Percent
License and service revenues                     2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   6,769  $   2,332  $   4,437     190.3%
  Percentage of total revenues...............      79.8%      78.7%
  Nine months ended.......................... $  17,484  $   5,646  $  11,838     209.7%
  Percentage of total revenues...............      81.1%      74.6%

License and service revenues consist primarily of revenues attributable to our Packet8 service and technology licenses and related maintenance revenues related to our VoIP and video intellectual property, as well as any royalties earned under such licenses. We expect that Packet8 service revenues will continue to comprise nearly all of license and service revenues on a going forward basis. The increase for the third quarter of fiscal 2006 was primarily due to a $4.5 million increase in revenues attributable to our Packet8 service due to the growth in the subscriber base. As of December 31, 2005, we had 113,000 Packet8 subscriber lines in service as compared to 40,000 lines at December 31, 2004. The increase in Packet8 service revenues was partially offset by a $47,000 decrease in license and maintenance revenues associated with our VoIP semiconductor telephony technology.

The increase for the nine months ended December 31, 2005 was primarily due to a $12.2 million increase in revenues attributable to our Packet8 service due to the growth in the subscriber base. The increase in Packet8 service revenues was partially offset by a $369,000 decrease in license and maintenance revenues associated with our VoIP semiconductor telephony technology.

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

                                                    December 31,
                                               --------------------   Dollar    Percent
Product revenues                                 2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,714  $     632  $   1,082     171.2%
  Percentage of total revenues...............      20.2%      21.3%
  Nine months ended.......................... $   4,067  $   1,918  $   2,149     112.0%
  Percentage of total revenues...............      18.9%      25.4%

Product revenues consist of revenues from sales of VoIP terminal adapters and videophones, primarily attributable to our Packet8 service, as well as sales of VoIP semiconductor products. The increase for the third quarter of fiscal 2006 was primarily attributable to a $1.2 million increase for product revenues attributable to the Packet8 service due to the growth in the subscriber base. This increase was partially offset by a $126,000 decrease in sales of VoIP semiconductors. We completed our last shipment of VoIP semiconductor products during the first quarter of fiscal 2006, and do not expect to record any future revenues from sales of semiconductor products.

The increase for the first nine months of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $2.6 million increase for product revenues attributable to the Packet8 service due to the growth in the subscriber base. This increase was partially offset by a $410,000 decrease in sales of VoIP semiconductors.

No customer represented greater than 10% of our total revenues for the three or nine months ended December 31, 2005 or 2004. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                          2005       2004       2005       2004
                                                       ---------  ---------  ---------  ---------
   Americas..........................................        99%        93%        98%        89%
   Europe............................................        --          7%         1%         9%
   Asia Pacific......................................         1%        --          1%         2%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

Cost of License and Service Revenues

                                                    December 31,
                                               --------------------   Dollar    Percent
Cost of license and service revenues             2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   3,326  $   1,442  $   1,884     130.7%
  Percentage of license and service revenues.      49.1%      61.8%
  Nine months ended.......................... $   8,190  $   3,492  $   4,698     134.5%
  Percentage of total revenues...............      38.0%      46.2%

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. The increase in cost of license and service revenues for the three and nine months ended December 31, 2005 as compared to the comparable periods in the prior year was attributable to a $1.8 million and $4.4 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base, respectively.

The increase in cost of license and service revenues for the first nine months of fiscal 2006 was attributable to a $4.7 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

Cost of Product Revenues

                                                    December 31,
                                               --------------------   Dollar    Percent
Cost of product revenues                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   3,357  $   1,073  $   2,284     212.9%
  Percentage of product revenues.............     195.9%     169.8%
  Nine months ended.......................... $   7,999  $   2,862  $   5,137     179.5%
  Percentage of total revenues...............      37.1%      37.8%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The increase in the cost of product revenues for the third quarter of fiscal 2006 as compared to the prior year quarter was primarily due to a $2.4 million increase attributable to equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase included over $1.0 million attributable to an increase in cost of goods sold for videophone sales recognized during the third quarter. The increase in Packet8 cost of product revenues was partially offset by a $74,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the third quarter of fiscal 2006 due to the end of life of these products initiated in fiscal 2004.

The increase in the cost of product revenues for the first nine months of fiscal 2006 as compared to the comparable period in the prior year was primarily due to an approximately $5.5 million increase attributable to equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 cost of product revenues was partially offset by a $384,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the third quarter of fiscal 2006 due to the end of life of these products initiated in fiscal 2004.

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

Research and Development Expenses

                                                    December 31,
                                               --------------------   Dollar    Percent
Research and development                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,470  $     784  $     686      87.5%
  Percentage of total revenues...............      17.3%      26.5%
  Nine months ended.......................... $   4,240  $   2,044  $   2,196     107.4%
  Percentage of total revenues...............      19.7%      27.0%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The increase in research and development expenses for the third quarter of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $626,000 increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service and development of new products, features and enhancements.

The increase in research and development expenses for the first nine months of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $2 million increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service and development of new products, features and enhancements.

Selling, General and Administrative Expenses

                                                    December 31,
                                               --------------------   Dollar    Percent
Selling, general and administrative              2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   7,244  $   5,650  $   1,594      28.2%
  Percentage of total revenues...............      85.4%     190.6%
  Nine months ended.......................... $  19,151  $  11,785  $   7,366      62.5%
  Percentage of total revenues...............      88.9%     155.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. The increase in selling, general and administrative expenses for the third quarter of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $717,000 increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service, primarily for the increase in staffing customer service positions, a $878,000 increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service, and a $265,000 increase in credit card processing fees. The increase in selling, general and administrative expenses was partially offset by a $177,000 decrease in legal expenses.

The increase in selling, general and administrative expenses for the first nine months of fiscal 2006 as compared to the comparable period in the prior year was primarily attributable to a $3.2 million increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service, primarily for the increase in staffing customer service positions, a $820,000 increase in advertising, public relations and other marketing and promotional expenses, a $2.4 million increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service and a $629,000 increase in credit card processing fees.

Other Income, Net

                                                    December 31,
                                               --------------------   Dollar    Percent
Other income, net                                2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $     125  $     145  $     (20)    -13.8%
  Percentage of total revenues...............       1.5%       4.9%
  Nine months ended.......................... $     536  $     440  $      96      21.8%
  Percentage of total revenues...............       2.5%       5.8%

The decrease in other income for the third quarter of fiscal 2006 as compared to the prior year was primarily attributable to a reduction in investment income.

The increase in other income for the first nine months of fiscal 2006 as compared to the prior year was primarily attributable to an increase in interest income attributable to higher average cash balances invested and higher interest rates earned on such balances, partially offset by the fiscal 2005 receipt of $181,000 of escrow funds related to a cost-basis common stock investment in an entity that was acquired in 1999 by a third party.

Provision for Income Taxes

                                                    December 31,
                                               --------------------   Dollar    Percent
Benefit for income taxes                         2005       2004      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $      --  $      --  $      --        --
  Percentage of total revenues...............        --         --
  Nine months ended.......................... $      --  $      20  $     (20)   -100.0%
  Percentage of total revenues...............        --        0.3%

There were no tax provisions recorded during the three or nine month periods ended December 31, 2005 and 2004, due to year to date net losses incurred. In the quarter ended June 30, 2004, we recorded approximately $20,000 of income tax benefit attributable to an income tax refund received by one of our foreign subsidiaries. No tax provisions have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

At December 31, 2005, we had $16.8 million of cash and cash equivalents, $0.3 million in restricted cash, and $10.7 million in investments in marketable securities for a combined total of $27.8 million. In comparison, at March 31, 2005, we had $22.5 million of cash and cash equivalents, $0.3 million in restricted cash, and $9 million in investments in marketable securities for a combined total of $31.8 million. Our cash and cash equivalents balance decreased by $5.7 million and the combined balance decreased by $4.0 million during the first nine months of fiscal 2006. The decrease in the combined balance was primarily attributable to $16.9 million used to fund operations, as discussed below.

Cash used in operations of approximately $17.0 million for the first nine months of fiscal 2006 was primarily attributable to the net loss of $17.5 million, adjusted for $0.5 million of depreciation and amortization expense. The favorable changes in operating assets and liabilities were primarily attributable to a $0.4 million increase in accounts payable, a $0.8 million decrease in deferred cost of goods sold, and a $0.6 million decrease in deferred revenue. These favorable changes were offset by a $1.6 million increase in inventory. Cash used in operations of approximately $12.2 million for the first nine months of fiscal 2005 was primarily attributable to the net loss of $12.2 million and net cash used in changes in operating assets and liabilities of $0.2 million, primarily for inventory purchases, adjusted for $0.1 million of depreciation and amortization. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash used in investing activities of $2.9 million for the nine months ended December 31, 2005 was primarily attributable to $1.2 million of purchases of fixed assets and purchases of short term investments of $7.1 million. These cash outflows were partially offset by proceeds of $5.4 million received from the sale and maturity of short term investments. Cash used in investing activities for the nine months ended December 31, 2004 was primarily attributable to $1.4 million of purchases of fixed assets and purchases of investments of $0.6 million, partially offset by a $0.6 million decrease in cash classified as restricted cash due to the termination of letters of credit.

Cash provided by financing activities of approximately $14.2 million for the first nine months of fiscal 2006 consisted primarily of $14 million of net proceeds received from a common stock offering completed in December 2005 and $0.2 million of proceeds from the issuance of common stock under our employee stock plans. Cash provided by financing activities during the first nine months of fiscal 2005 consisted primarily of $11.1 million of net proceeds received from a common stock offering completed in June 2004 and approximately $12 million of proceeds received on September 30, 2004 from a common stock offering that closed on October 1, 2004.

At December 31, 2005, we had open purchase orders of approximately $0.5 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At December 31, 2005, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $         120
   2007................................................           482
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,791
                                                         =============

We had no off-balance sheet arrangements at December 31, 2005.

In April 2005, the Company entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. At December 31, 2005, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2006...................................... $           6
   2007................................................            25
   2008................................................            25
   2009................................................            25
   2010................................................            25
   2011................................................             2
                                                         -------------
Total minimum payments.................................           108
Less: Amount representing interest.....................           (13)
                                                         -------------
                                                                   95
Less: Short-term portion of capital lease obligations..           (19)
                                                         -------------
Long-term portion of capital lease obligations......... $          76
                                                         =============

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash generated from operations, are sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next twelve months.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next twelve months, our business may change in ways we do not currently anticipate, which could require us to raise additional funds to support our operations earlier than otherwise expected. Unless we achieve and maintain profitability, we will need to raise additional capital to support our business. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures by making reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

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

We recorded an operating loss of $17.5 million for the nine months ended December 31, 2005, and we ended the period with an accumulated deficit of $188 million. In addition, we recorded operating losses of $20 million and $4 million for the fiscal years ended March 31, 2005 and 2004, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

Semiconductor and related software revenues represented approximately 83% and 88%, respectively, of the Company's consolidated revenues for fiscal 2004 and 2003. However, these revenues were not sufficient to profitably operate our semiconductor business. Therefore, we significantly reduced the scope of these operations. During the quarter ended June 30, 2003, we completed the end-of-life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. Revenues attributable to this development effort, prior to the aforementioned transaction, were $0 and $1.1 million during the fiscal years ended March 31, 2004 and 2003, respectively, representing approximately 0% and 12% of revenues of our semiconductor business and 0% and 10.5% of 8x8's consolidated revenues for such periods. As a result of the transfer of this development effort to Leadtek, this development revenue ceased. In January 2004, we initiated an end-of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. The semiconductor business no longer generates significant revenues.

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

We have been selling our Packet8 service for a limited period and there is no guarantee that Packet8 will gain broad market acceptance.

We have been selling our Packet8 service since November 2002 To date, we have not generated adequate revenue from the sale of our voice over IP, or VoIP, telephony products and services, including our Packet8 service, to achieve profitability. If we are not able to generate higher revenues selling into the VoIP telephony market, our business and operating results would be seriously harmed. If we are not able to retain a significant percentage of our current and future Packet8 customers on an ongoing basis, our business and operating results would be seriously harmed.

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

In May 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking, or NPRM, which requires VoIP providers that interconnect with the PSTN, or interconnected VoIP providers, to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, interconnected VoIP providers were required to implement the E911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, through the PSTN's legacy wireline selective router, which is used to deliver E911 calls, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the VoIP service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP E911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of the publication of the VoIP E911 Order in the Federal Register, which was November 28, 2005, with the exception that the customer notification obligations must be complied with within thirty days of the publication.

Beginning in June 2004, we offered E911 service as an option to Packet8 subscribers who choose phone numbers in markets where E911 service is available (our E911 service was initially only available in a subset of the markets where we provided telephone numbers). Even with E911 provisioned, the IP dialtone service provided by Packet8 is only as reliable as a customer's underlying broadband data service and Internet service provider (neither service is provided by us), and may not be suitable for use in all emergency situations. For customers who chose not to or were unable to subscribe to our E911 service, we played a recorded message in response to customers who dialed 911 from these lines instructing them to hang up and either dial their local police/fire department directly from the phone on the Packet8 service, or to dial 911 from a phone connected to the traditional telephone network.

On July 26, 2005 the FCC issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it would not initiate enforcement action until August 30, 2005 against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber, on the condition that the provider file a detailed report with the FCC by August 10, 2005 containing a variety of detailed descriptions. To date, we have filed the reports requested by the FCC, and we suspended service of an insignificant number of subscribers on August 30, 2005 who had not responded to our acknowledgement requests.

On November 7, 2005 the Enforcement Bureau of the FCC issued a notice to interconnected VoIP providers detailing the information required to be submitted to the FCC in E911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it does not require providers that have not achieved full E911 compliance by November 28, 2005 to discontinue the provision of interconnected VoIP services to any existing customers, it does expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules. On November 28, 2005 we began offering nomadic E911 service to all of our customers with United States service addresses, and began charging those customers an additional $1.99 per month plus any applicable local 911 taxes and surcharges effective January 1, 2006. On November 28, 2005, we also modified the Packet8 account signup procedures to require service addresses to be entered and validated, at the time an order for service is placed, to ascertain whether Packet8's nomadic 911 service is available at that address. On November 28, 2005, we also filed our E911 compliance report which is available on the FCC's website under Wireline Competition Docket Number 05-196.

The FCC may determine that our nomadic E911 solution does not satisfy the requirements of the VoIP E911 order because, in some instances, our nomadic E911 solution requires that we route an E911 call to a national emergency call center instead of connecting Packet8 subscribers directly to a local PSAP. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

The VoIP E911 Order has increased our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where E911 services compliant with the FCC's mandates are unavailable. We cannot guarantee that E911 service will be available to all of our subscribers, especially those accessing our service from outside of the United States. The VoIP E911 Order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial position and results of operations.

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

As of December 31, 2005, we had cash and cash equivalents, restricted cash and investments of approximately $27.7 million. Unless we achieve and maintain profitability, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock trades on the Nasdaq Capital Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on January 30, 2006, our common stock had a closing bid price of approximately $2.00 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of January 30, 2006, based on our closing price as of that day, the market value of our securities approximated $120 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our Nasdaq Capital Market listing may:

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

Date: February 9, 2006

8X8, INC.
(Registrant)
By: /s/ James Sullivan
James Sullivan
Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)