Form 10-K
period 2006-03-31
8X8 INC /DE/
filed 2006-06-14
CIK 1023731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    ☐        NO    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      Based on the closing sale price of the Registrant's common stock on the NASDAQ SmallCap Market System on September 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was 108,594,602.

      The number of shares of the Registrant's common stock outstanding as of May 20, 2006 was 61,138,280.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED March 31, 2006

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and include statements regarding our expectation concerning the adequacy of our facilities; our estimates of litigation exposure and our beliefs about the sufficiency of our supplier arrangements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including a shifting of internal research and development focus based on changes in the market or adequacy of funding; a failure of customers to adopt voice and video over internet protocol technology or advances in competing systems and services; our business may grow in an unanticipated manner causing us to require different types of facilities; ordinary course litigation may cause a greater than anticipated impact due to factual matters or issues beyond our control; and our ability to source our products may be interrupted if our manufacturers cease operations or no longer desire to do business with us. Please also see the section entitled "Risk Factors" for additional risks that may impact our business. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Overview

We develop, market and sell telecommunication services and technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, phone service, Packet8 Virtual Office service and Packet8 videophone equipment and service. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, launched the Packet8 Virtual Office business service in March 2004 and launched the Packet8 videophone service in June 2004. As of March 31, 2006, we had approximately 133,000 Packet8 lines in service. Lines in service represent subscriber lines of our residential, business and videophone subscribers and include toll-free and virtual phone numbers.

The Packet8 voice and video broadband phone service (Packet8) enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, we offer a videophone in conjunction with our video service plans that connects to a customer's high-speed Internet connection to deliver all of the voice features above, as well as unlimited video calls to any other Packet8 videophone customer in the world. We also offer IP telephones with built-in connectivity to Packet8 via an IP connector on the phone. We also sell pre-programmed analog telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional features of Virtual Office through on-screen menus on the phone.

During fiscal 2006, we completed one equity financing transaction for gross proceeds of approximately $15 million. As of March 31, 2006, we had cash, cash equivalents and investments of approximately $23 million as compared to $31.8 million at March 31, 2005.

Available Information

We maintain a corporate Internet website with the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Historically, packet-switched networks were built mainly for carrying non real-time data, although they are now fully capable of transmitting real time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, facsimile and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

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

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide Internet communication services with unmatched quality. Our goal is to achieve this objective by delivering innovative technologies and services and balancing the needs of our customers with the needs of our business. We foster an environment that empowers our employees to provide the best service to our customers and partners in every way that they interact with us. We intend to bring the best possible voice and video products and services, at an affordable price, to residential consumers and businesses and enhance the ways in which these customers communicate with each other, and with the world.

Specific strategies to accomplish this objective include:

  Focus on our Packet8 Virtual Office product line. Towards the end of fiscal 2006, we began to shift the focus of our sales and marketing efforts to growing the Packet8 Virtual Office services and applications. Packet8 Virtual Office generates higher margins for us as compared to the residential consumer service. The businesses that subscribe to the service pay for the premise equipment and generate higher monthly service revenues. In addition, they are more likely to subscribe to our additional services and are less likely to leave the service.
  Capitalize on our technological expertise to introduce new products and features. Over the past ten years, we have developed or acquired several core technologies that form the backbone of our video and voice over IP service and which we intend to use to develop product enhancements and future products. We developed the endpoint technologies used to provide video and voice service at the customer premise, and control the embedded software that run these endpoint devices. As a result, we are able to update the software functionality of our customers' endpoints without any third party assistance. We are the only voice over IP service provider shipping two-way video-enabled hardware, and the features in our Packet8 Virtual Office services are unique in the industry.
  Offer the best possible service and support to our customers with a world class customer support organization. We have established a call center and customer support group at our headquarters in Santa Clara, California and have outsourced call center operations in Syracuse, New York, Iowa City, Iowa and Santa Maria, California. We are also investing in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. In an emerging industry with world-changing technologies, we are focused on our customers and their experience with Packet8.
  Develop additional distribution channels. We have established relationships with resellers, retailers and other distributors of telecommunications products and services. To further accelerate growth of our Packet8 residential and business offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers, equipment manufacturers and retailers to make our products more readily available and accessible to potential customers of our services.

Our Packet8 Solution

Packet8 is an Internet-based communication service that works over virtually any high-speed Internet connection in the world, and allows calls to or from any phone in the world, whether that phone is an IP phone or a regular public switched telephone network, or PSTN, phone. Packet8 utilizes IP communication endpoints (i.e., a broadband phone adapter) which, when used in conjunction with the Packet8 network software and any standard telephone, enable plug and play installation and a familiar dialtone user interface. The Packet8 service also uses web-based technologies to enable account setup, account management, billing and customer support. We have developed a significant amount of the technology underlying our Packet8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the Packet8 service, we currently resell private-branded telephone IP terminal adapters, which allow a regular analog telephone to be connected to an IP network, IP telephones and videophones, and preprogrammed business telephones. These devices, some of which are manufactured by certain of our former semiconductor customers, utilize our licensed semiconductor technology and certain unique software modifications to the protocol and application code that enable them to connect to 8x8's Packet8 IP services platform. The designs of these devices are based on our former semiconductor reference designs. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

Products and Services

PACKET8 VoIP & VIDEO TELEPHONE SERVICE

Our Packet8 VoIP telephone service was introduced in November 2002. Customers enter into a service agreement with us, and select a calling plan based on their anticipated use of the service. Service plans provide various minutes of usage, up to unlimited, for calls in North America and Canada that are made to non-Packet8 customers. Subscribers are charged at a per-minute rate for international calls to non-Packet8 customers, and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under their plan. Depending on the service plan selected, 8x8 will either sell or provide at no cost to the user the 8x8 broadband phone adapter or desktop videophone to use with the Packet8 service. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in forty-five U.S. states and the ability for a subscriber to port a number from another service provider. All Packet8 customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We currently offer enhanced 911, or E911, service on all Packet8 calling plans with a United States service address. A Packet8 E911 call is routed as 911 emergency traffic and is accompanied by caller information, which enables emergency personnel to ensure that callers receive the exact same response that they receive from 911 services provided by landline incumbent telephone carriers. Subscribers may also have toll-free numbers (e.g., 800 numbers or virtual numbers. A virtual number is an additional phone number, which will ring through to an existing subscriber line. We are also offering video over IP service using the DV326 videophone product which includes all of the voice features described above plus unlimited video calls to any other Packet8 videophone subscriber anywhere in the world. As of March 31, 2006, Packet8 residential and video lines represented approximately 81% of our lines in service.

PACKET8 VIRTUAL OFFICE BUSINESS TELEPHONE SERVICE

Our Packet8 Virtual Office business class telephone service was launched in March 2004 and is targeted at the small and medium-sized business market. Packet8 Virtual Office is an easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers, and provides features and services that neither can provide. Packet8 Virtual Office allows users with a high-speed Internet connection anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class PBX features normally found on dedicated PBX equipment.

Packet8 Virtual Office subscribers have the ability to choose any phone number available to Packet8 subscribers or regardless of a user's geographic location. Subscribers can also port numbers, including toll-free numbers, from other service providers. Each extension in the virtual PBX can be located anywhere in the world where there is access to the Internet. Packet8 Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges to third party telecommunications carriers. Packet8 Virtual Office offers the services small and medium-sized businesses need most, including:

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
    Supervised transfers; and
    View of extension status.

Packet8 Virtual Office extensions can be provisioned without requiring dedicated communications infrastructure to be installed in an office or remote location. The service is installed and runs over an office's existing Internet connection, so no dedicated phone lines or digital subscriber lines (like a T1) need to be installed, as is the case with traditional Centrex or PBX products. As of March 31, 2006, Packet8 Virtual Office represented approximately 17% of our lines in service.

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

During fiscal 2006, we launched new private label services with DSG international in the United Kingdom (under the freetalk brand) and with BellSouth in its nine state region bundled with BellSouth's FastAccess DSL services. As of March 31, 2006, these private label services represented approximately 2% of our lines in service.

BROADBAND PHONE ADAPTER

Our broadband phone adapter, or BPA, product line is a set of telephone handset-to-Ethernet adapters that interface regular analog phones with IP-based telephony networks. We use the BPA-410 for our Virtual Office service and the broadband phone gateway, or BPG-510, for our residential service. The BPA or BPG is installed by the subscriber at their premises and supports up to two voice ports with its own direct dial phone number. These adapters run a variety of communication and network protocols, including SIP and MGCP.

DESKTOP IP VIDEOPHONE

Our desktop videophone product, the DV326, is an IP videophone that contains all of the voice features of a regular Packet8 service. In addition, when a Packet8 videophone subscriber calls another Packet8 videophone subscriber, the videophones connect with instant-on high-speed video sent over the Internet. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The Packet8 videophone is designed to be compatible with other SIP protocol devices. During the fourth quarter of fiscal 2006, we suspended purchases of the DV326, which were a major contributor to our negative product margins. We are evaluating alternatives as we continue to work with our original equipment manufacturer, or OEM, partner on a new, lower cost videophone. We are also in the final testing stages of a new software communications client, Packet8 Softalk, which will include video communications capabilities from any camera connected to a personal computer.

PACKET8 ENABLED HANDSETS

Uniden America Corporation, or Uniden, offers three Packet8 service-ready whole house VoIP phone systems: the UIP1868, the UIP160P and the UIP165P. These products are Packet8-enabled 5.8GHz digital expandable corded/cordless phones that are expandable to multiple handsets, deploying VoIP capability to each handset using a single high-speed Internet connection. Incorporating 8x8's Internet telephony software, these Uniden phones offer plug-and-play access to Packet8's feature-rich broadband telephone service, and include a built-in 1-port router. The Uniden Packet8-enabled phones also include one phone port to interface external analog phone devices, such as an answering machine or facsimile machine, to the base station.

Sales, Marketing and Promotional Activities

We currently sell and market our Packet8 and Packet8 Virtual Office services to end users through our direct sales force, website, retail channels, online channels, network marketing firms and third party resellers. We launched the retail channel in fiscal 2005 and entered into arrangements with numerous brick and mortar retailers, such as CompUSA, Fry's and J&R Music World, and on-line retailers including Amazon.com and TigerDirect. We have developed a network marketing channel and entered into agreements with 5Linx, Cognigen, Escape International and Melaleuca, among others. These network marketing firms have networks of independent agents who resell the service in exchange for payment of bounties and commissions by us.

We are marketing the wholesale voice and video service offering to Internet service providers, cable television companies and digital subscriber line, or DSL, providers. Packet8 is offered to these third parties through reseller agreements, hosted and prepaid service agreements or OEM technology license agreements.

We offer individuals and businesses the opportunity to become resellers of our Packet8 services through an affiliate program, which is administered by a third party. Resellers are able to purchase bulk Packet8 accounts and hardware at reseller specific rates and they are then able to resell these accounts to consumers under the Packet8 brand or a co-branding arrangement.

Competition

Competitors for the Packet8 residential service include AT&T Callvantage, iConnectHere, Lingo, Net2Phone, Sunrocket, Voicepulse and Vonage, as well as cable television companies, such as Cablevision, Cox, Comcast and Time Warner, incumbent telephone carriers, such as AT&T and Verizon and other providers of traditional and legacy telephone service. Our videophone service competes with other providers of videophone services and videoconferencing systems, including Polycom, Lifesize, Tandberg, and various software offerings that implement videophone functionality on a personal computer. Competitors for the Packet8 Virtual Office service include traditional PBX and key system manufacturers and their resellers, including Avaya and Toshiba, Centrex services offered by incumbent telephone companies, and VoIP services offered by Covad and other companies.

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

Network Operations Center

We maintain a Network Operations Center, or NOC, at our headquarters in Santa Clara, California and employ a staff of individuals with experience in both voice and data operations to provide twenty-four hour operations support We use various tools to monitor and manage all elements of our network in real-time. Additionally, our NOC provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

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

Suppliers

We outsource the manufacturing of the videophones, broadband phone adapters, business telephones and cordless handsets to third-party manufacturers. We do not have long-term purchase agreements with our contract manufacturers. We currently rely on one telecommunications provider to originate and two telecommunication providers to terminate substantially all of our PSTN telephone calls. While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

Research and Development

The VoIP market is characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and services and enhancements and features to existing products and services. Our current and future research and development efforts relate to our Packet8 service offerings and the development of new endpoints for subscribers of our service. Future development will also focus on emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, and 802.11 standard and other wireless applications. The development of new products and the enhancement of existing products are essential to our success.

We currently employ twenty-seven individuals in research, development and engineering activities in our facilities in Santa Clara, California and Sophia Antipolis, France. Research and development expenses in each of the fiscal years ended March 31, 2006, 2005 and 2004 were $5.9 million, $3.1 million and $2.7 million, respectively.

Regulatory

The use of the Internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services is a relatively recent development. Although the provisioning of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet or private IP networks. More aggressive domestic or international regulation of the Internet, in general, and Internet telephony providers and services, specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

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

The FCC indicated that, in the future, it would consider the extent to which telephony providers could be considered "telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to Internet telephony providers as "telecommunications carriers." To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services such as ours. Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access charges, this decision may be reconsidered in the future. On February 12, 2004 the FCC began a Notice of Proposed Rulemaking, or NPRM, process to institute a new examination of regulatory policy and how VoIP services should be classified. The FCC has indicated that this rulemaking may address, among other things, 911 requirements, disability access requirements, access charges, and universal service requirements. The FCC has also begun a separate rulemaking proceeding to consider the obligations of IP-based voice services providers and network providers under the Communications Assistance to Law Enforcement Act, which establishes federal requirements for wiretapping and other electronic surveillance capabilities. These NPRM processes are currently underway (the latest information on these proceedings is available from the FCC's VoIP website at http://www.fcc.gov/voip). We are unable to predict the outcome of these processes at this time.

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

We have been contacted by several state regulatory authorities regarding our Packet8 service. By letter dated August 13, 2003, the Public Service Commission of Wisconsin, or WPSC, notified us that the WPSC believes that we, via our Packet8 voice and video communications service, are offering intrastate telecommunications services in the state of Wisconsin without certification from the WPSC. According to the WPSC's letter, it believes that we cannot legally provide Packet8-based resold intrastate services in Wisconsin without certification from the WPSC. In addition, the WPSC believes that Packet8 bills for intrastate services to Wisconsin customers are void and not collectible. The letter also states that if we do not obtain certification to offer intrastate telecommunications services, the matter will be referred to the State of Wisconsin Attorney General for enforcement action. The letter also states that even if we were certified by the WPSC, the previous operation without certification may still subject us to referral to the State of Wisconsin Attorney General for enforcement action and possible forfeitures. On October 15, 2003, we responded to the WPSC and disputed its assertions by asserting that we are an information services provider and not a telecommunications provider. While we do not believe that the potential amounts of any forfeitures would be material to us, if we are subject to an enforcement action, we may become subject to liabilities and may incur expenses that adversely affect our results of operations.

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

On September 22, 2003, the California Public Utilities Commission, or CPUC, sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. After consultation with regulatory counsel, we responded to the CPUC, disputed its assertions and did not file the requested application. In our October 22, 2003 response to the CPUC, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC stated that, as a tentative conclusion of law, they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. The CPUC initiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC is considering a number of potential regulatory requirements, including contribution to state universal service programs, provision of 911 services, payment of access charges to interconnect with the PSTN and compliance with North American Numbering Plan (NANP) protocols and basic consumer protection laws. The CPUC is also considering whether exempting VoIP providers from requirements applicable to traditional providers of voice telephony creates unfair competitive advantages, if the regulatory framework governing the provision of VoIP should vary based on the market served and whether VoIP providers should be subject to the current system of intercompany compensation arrangements. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process. On April 7, 2005, the CPUC instituted a rulemaking to assess and revise the regulation of all telecommunications utilities in California except for small incumbent local exchange carriers, or ILECs. The primary goal of this proceeding is to develop a uniform regulatory framework for all telecommunications utilities, except small ILECs, to the extent that it is feasible and in the public interest to do so. In May 2006, the administrative law judge, or ALJ, presiding over the CPUC VoIP proceeding released a draft decision closing the proceeding.  Since the FCC has preempted states from regulating VoIP services, the ALJ reasoned that it would be premature for the CPUC to consider a VoIP regulatory framework.

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

In July 2004, the Internal Revenue Service, or IRS, issued an Advance Notice of Proposed Rulemaking to determine whether to propose regulations that would revise the existing Federal Excise Tax requirements to reflect changes in communications technologies. Additionally, there are several amendments to the Internet Tax Freedom Act, or ITFA, pending in the federal legislature that aim to expressly exclude VoIP from the tax freedom enjoyed by Internet services under the ITFA. On May 25, 2006, the United States Treasury Department issued a news release that the IRS would cease collecting the Federal Excise Tax on long distance telephone services and VoIP services effective July 31, 2006, but providing service providers the right to immediately cease collection and remittance of the tax. Accordingly, we ceased collecting and remitting the tax in June 2006.

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

In May 2005, we received a notice from the City of Chicago that we were being investigated for non-compliance with Chicago tax laws, as we are not collecting and remitting Chicago's Telecommunications Tax. In addition, the notice requested that we complete a questionnaire. We completed the questionnaire received and disputed the applicability of this tax to Packet8 services.

On May 19, 2005, the FCC unanimously adopted an Order and NPRM that requires VoIP providers that interconnect with the PSTN, or interconnected VoIP providers, to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, the VoIP E911 Order. As a result of the VoIP E911 Order, interconnected VoIP providers are required to offer the E911 emergency calling capabilities present on traditional switched and cellular phone lines. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, through the PSTN's legacy wireline selective router, which is used to deliver E911 calls, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the VoIP service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM. The VoIP E911 Order mandates that existing and prospective customers must be notified, prominently and in plain language, of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP E911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. On July 26, 2005 the FCC issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it would not initiate enforcement action until August 30, 2005, against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber on the condition that the provider file a detailed report with the FCC by August 10, 2005, containing a variety of detailed descriptions. The FCC's notice further stated that it expected interconnected VoIP providers who had not received subscriber acknowledgements from one hundred percent of existing subscribers by August 29, 2005 to disconnect, no later than August 30, 2005, all subscribers from whom it had not received such acknowledgement. We filed the status reports requested by the FCC, and suspended service of an insignificant number of subscribers on August 30, 2005. We also filed a VoIP E911 compliance report, as required by the FCC, on November 28, 2005. As was detailed in the compliance report, we currently cannot offer E911 services that route directly to a local PSAP to all of its customers, as the direct interconnection to local PSAPs is not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company is addressing this issue with its telecommunication interconnection partners. On November 28, 2005, we began routing certain nomadic 911 calls and 911 calls that cannot be directly connected to a local PSAP, along with location information, to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct PSAP or first responder. The FCC may determine that the our nomadic E911 solution does not satisfy the requirements of the VoIP E911 order because, in some instances, we will not be able to connect Packet8 subscribers directly to a PSAP In this case, the FCC could require us to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on the our financial position, results of operations and cash flows. On January 1, 2006, we began charging its customers a monthly fee of $1.99 for E911 services on all Packet8 phone numbers capable of placing outbound calls in order to recoup some of the expenses associated with providing nomadic E911 service. The impact of this price increase on our customers or our inability to recoup its costs or liabilities in providing E911 services or other factors could have a material adverse effect on our financial position, results of operations and cash flows.

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

On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The Order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance within 18 months of September 23, 2005. The FCC also stated that, in the coming months, it would release another order that will address separate questions regarding the assistance capabilities required of the providers covered by the August 5, 2005 order. On May 3, 2006, the FCC adopted a second order, which clarifies that the FCC will not establish standards for VoIP providers to comply with CALEA. Instead, the FCC directs law enforcement agencies, experts and the industry to develop the standards. The FCC's order clarifies that VoIP providers may use third party vendors to comply with the requirements of CALEA. Our failure to achieve compliance with any future CALEA orders or standards, or any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

On March 7, 2006, the Attorney General of Missouri sent us an investigative demand for information related to our provisioning and marketing of E911 services since January 1, 2005. We submitted our response on March 31, 2006.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2006, we had sixty-one (61) United States patents that have issued and a number of United States and foreign patent applications pending, none of which we consider critical to our business. Our patents expire on dates ranging from 2009 to 2021. We cannot predict whether our pending patent applications will result in issued patents.

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

Employees

As of March 31, 2006, our workforce consisted of one hundred and thirty-nine employees and thirty-six contractors. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

ITEM 1A. RISK FACTORS

Before you invest in our common stock, you should become aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report, including the documents incorporated in this Annual Report by reference, before you decide whether to purchase the securities. The risks set out below may not be exhaustive.

We have a history of losses and we are uncertain as to our future profitability.

We recorded an operating loss of approximately $25 million for the year ended March 31, 2006, and we ended the period with an accumulated deficit of $195 million. In addition, we recorded operating losses of $20 million and $4 million for the fiscal years ended March 31, 2005 and 2004, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

We devote substantially all of our resources to the promotion, distribution and development of our Packet8 services. As such, our future growth and future profitability is dependent on revenue from our Packet8 services, as opposed to revenue from our semiconductor business, which has historically accounted for a substantial portion of our consolidated revenues.

Semiconductor and related software revenues represented approximately 83% of our consolidated revenues for fiscal 2004. However, these revenues were not sufficient to profitably operate our semiconductor business. Therefore, we significantly reduced the scope of these operations and in 2003, we completed the end-of-life of our legacy videoconferencing semiconductor products. In November 2003, we sold the VIP1 video semiconductor development effort to Leadtek Research, Inc. (Leadtek). Under the terms of the transaction, Leadtek acquired the VIP1 development activities, key engineers, software tools and equipment. In January 2004, we initiated an end-of-life program for our VoIP telephony semiconductor products, including the Audacity T2 and T2U products. Semiconductor and related software revenues represented approximately 2% of our consolidated fiscal revenues for fiscal 2006. The semiconductor business may continue to generate revenue in the future, although we expect the amounts to decrease, both on an absolute basis and as a percentage of our consolidated revenues.

Revenues from the hosted iPBX solutions business represented approximately 3% of our consolidated revenues for fiscal 2004. In July 2003, we sold our European subsidiary, Centile Europe S.A., and licensed, on a non-exclusive basis, our iPBX technology to the purchaser. In March 2004, we announced the Packet8 Virtual Office service, which includes technologies previously offered as part of the hosted iPBX solutions business.

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

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include traditional telephone service providers, such as AT&T, SBC and Verizon, cable television companies, such as Cablevision, Comcast, Cox and Time Warner, and other VoIP service providers such as EBay/Skype,Vonage and Yahoo!. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

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

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the Internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards. We periodically experience outages during which our customers are unable to make or receive calls. Generally, these outages are of a very short duration. A prolonged outage could have a material adverse effect on our business, financial condition or operating results.

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

On September 22, 2003, the California Public Utilities Commission, or CPUC, sent us a letter that alleged that we are offering intrastate telecommunications services for profit in California without having received formal certification from the CPUC to provide such service. The CPUC also requested that we file an application with the CPUC for authority to conduct business as a telecommunications utility no later than October 22, 2003. After consultation with regulatory counsel, we responded to the CPUC, disputed its assertions and did not file the requested application. In our October 22, 2003 response to the CPUC, we disagreed with the CPUC's classification of us as a telephone corporation under the California Public Utilities Code. We asserted that we are an information services provider and not a telecommunications provider. The letter from the CPUC did not indicate, and we cannot predict, what any potential penalties or consequences in failing to obtain certification might be. If we are subjected to penalties, or if we are required to comply with CPUC regulations affecting telecommunications service providers, our business may be adversely affected. On November 13, 2003, the CPUC held a hearing in San Francisco to hear testimony from CPUC staff and industry representatives regarding what course of action the CPUC should take with respect to Internet telephony. A representative from 8x8 testified at the hearing. On February 11, 2004, the CPUC stated that, as a tentative conclusion of law, they believe that VoIP providers are telecommunications providers and should be treated as such from a regulatory standpoint. The CPUC initiated an investigation into appropriate regulation of VoIP providers under state law, and acknowledged that it has not enforced the same regulatory regime over VoIP as applies to telecommunications services. The CPUC is considering a number of potential regulatory requirements, including contribution to state universal service programs, provisioning of 911 services, payment of access charges to interconnect with the PSTN and compliance with NANP protocols and basic consumer protection laws, including California's telecommunications "bill of rights." The CPUC is also considering whether exempting VoIP providers from requirements applicable to traditional providers of voice telephony creates unfair competitive advantages that should be proactively addressed, if the regulatory framework governing the provision of VoIP should vary based on the market served and whether VoIP providers should be subject to the current system of intercompany compensation arrangements. The CPUC has indicated that this process could last up to 18 months, but there is no way for us to predict the timetable or outcome of this process. On April 7, 2005, the CPUC instituted a rulemaking to assess and revise the regulation of all telecommunications utilities in California except for small incumbent local exchange carriers, or ILECs. The primary goal of this proceeding is to develop a uniform regulatory framework for all telecommunications utilities, except small ILECs, to the extent that it is feasible and in the public interest to do so. In May 2006, the administrative law judge, or ALJ, presiding over the CPUC VoIP proceeding released a draft decision closing the proceeding.  Since the FCC has preempted states from regulating VoIP services, the ALJ reasoned that it would be premature for the CPUC to consider a VoIP regulatory framework.

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

On March 7, 2006, the Attorney General of Missouri sent us an investigative demand for information related to our provisioning and marketing of E911 services since January 1, 2005. We submitted our response on March 31, 2006.

We may be subject to liabilities for past sales and our future sales may decrease.

In accordance with current industry practice, we have not collected state and federal telecommunications taxes, other than federal excise tax, or FET, or other telecommunications surcharges with respect to our Packet8 service. In July 2004, the Internal Revenue Service, or IRS, issued an Advance Notice of Proposed Rulemaking to determine whether to propose regulations that would revise the existing Federal Excise Tax requirements to reflect changes in communications technologies. Additionally, there are several amendments to the Internet Tax Freedom Act, or ITFA, pending in the federal legislature that aim to expressly exclude VoIP from the tax freedom enjoyed by Internet services under the ITFA. On May 25, 2006, the United States Treasury Department issued a news release that the IRS would cease collecting the Federal Excise Tax on long distance telephone services and VoIP services effective July 31, 2006, but providing service providers the right to immediately cease collection and remittance of the tax. Accordingly, we ceased collecting and remitting the tax in June 2006.

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

In May 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking, or NPRM, which requires VoIP providers that interconnect with the PSTN, or interconnected VoIP providers, to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, interconnected VoIP providers were required to implement the E911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, through the PSTN's legacy wireline selective router, which is used to deliver E911 calls, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the VoIP service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP E911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers were required to comply with the requirements of the VoIP E911 Order by November 28, with the exception that the customer notification obligations had to be complied with by July 29, 2005.

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

On November 7, 2005 the Enforcement Bureau of the FCC issued a notice to interconnected VoIP providers detailing the information required to be submitted to the FCC in E911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it does not require providers that have not achieved full E911 compliance by November 28, 2005 to discontinue the provision of interconnected VoIP services to any existing customers, it does expect that such providers will discontinue marketing VoIP service, and accepting new customers for their service, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules. On November 28, 2005 we began offering nomadic E911 service to all of our customers with United States service addresses, and notified those customers that we will begin charging an additional $1.99 per month plus any applicable local 911 taxes and surcharges effective January 1, 2006. On November 28, 2005, we also modified the Packet8 account signup procedures to require service addresses to be entered and validated, at the time an order for service is placed, to ascertain whether Packet8's nomadic 911 service is available at that address. On November 28, 2005, we also filed our E911 compliance report which is available on the FCC's website under Wireline Competition Docket Number 05-196.

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

The VoIP E911 Order has increased our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where E911 services compliant with the FCC's mandates are unavailable. We cannot guarantee that E911 service will be available to all of our subscribers, especially those accessing our service from outside of the United States. The VoIP E911 Order or follow-on orders or clarifications or their impact on our customers due to service price increases, our ability to retain or attract customers or other factors could have a material adverse effect on our business, financial position and results of operations.

There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The Order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance within 18 months of September 23, 2005. The FCC also stated that, in the coming months, it would release another order that will address separate questions regarding the assistance capabilities required of the providers covered by the August 5, 2005 order. On May 3, 2006, the FCC adopted a second order, which clarifies that the FCC will not establish standards for VoIP providers to comply with CALEA. Instead, the FCC directs law enforcement agencies, experts and the industry to develop the standards. The FCC's order clarifies that VoIP providers may use third party vendors to comply with the requirements of CALEA. Our failure to achieve compliance with any future CALEA orders or any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

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

Certain necessary technologies for us to provide our services may in fact be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that certain technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

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

As of March 31, 2006, we had cash, cash equivalents and investments of approximately $23 million, which we believe is sufficient cash to fund operations and other commitments for at least the next twelve months.   Unless we achieve and maintain profitability thereafter, we will need to raise additional capital to meet our objectives. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock trades on the Nasdaq Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on May 26, 2006, our common stock had a closing bid price of $1.39 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $50,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 26, 2006, based on our closing price as of that day, the market value of our securities approximated $85 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to periodically evaluate internal controls under Section 404 of the Sarbanes Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We are required to perform the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal control over financial reporting as of the end of each fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, or Section 404. As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time towards Section 404 compliance. In any fiscal year, we may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to comply with the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq Capital Market. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in an approximately 47,000 square foot facility in Santa Clara, California that is leased through August 2009. Design, testing, research and development, sales and marketing, shipping, customer service and administrative activities are performed in this facility. We also lease office space for our research and development operation in Sophia-Antipolis, France. We believe that our existing facilities are adequate to meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal claims and litigation that have arisen in the normal course of our operations. While the results of such claims and litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a significantly adverse effect on our financial position, results of operations or cash flows. However, should we not prevail in any such litigation, our operating results, financial condition or cash flows could be adversely impacted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

We completed our initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, our common stock was traded on the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." From April 4, 2000 through July 18, 2001, our common stock was traded on the NASDAQ under the symbol "NTRG." Since July 19, 2001 our common stock has traded under the symbol "EGHT." In July 2002, our listing was transferred to the Nasdaq Capital Market. We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2006. As of May 26, 2006, there were 307 holders of record of our common stock.

The following table sets forth the range of high and low sale prices for each period indicated:

Period		High	Low
Fiscal 2006:
	First quarter	$ 2.49	$ 1.03
	Second quarter	$ 2.50	$ 1.45
	Third quarter	$ 3.39	$ 1.21
	Fourth quarter	$ 2.16	$ 1.55
Fiscal 2005:
	First quarter	$ 3.54	$ 2.25
	Second quarter	$ 3.84	$ 1.38
	Third quarter	$ 4.49	$ 2.52
	Fourth quarter	$ 4.08	$ 1.61

ITEM 6. SELECTED FINANCIAL DATA

                                                            Years Ended March 31,
                                            ----------------------------------------------------------
                                               2006        2005       2004       2003 (2)   2002 (1)(3)
                                            ----------  ----------  ----------  ----------  ----------
                                                       (in thousands, except per share amounts)
Total revenues............................ $   31,892  $   11,475  $    9,308  $   11,003  $   14,691
Net loss.................................. $  (24,139) $  (19,148) $   (3,039) $  (11,403) $   (9,105)
Net loss per share:
  Basic................................... $    (0.43) $    (0.43) $    (0.09) $    (0.40) $    (0.33)
  Diluted................................. $    (0.43) $    (0.43) $    (0.09) $    (0.40) $    (0.33)
Total assets.............................. $   31,120  $   39,080  $   15,571  $    6,705  $   19,653
Contingently redeemable common stock...... $       --  $       --  $       --  $      669  $      813
Accumulated deficit....................... $ (195,005) $ (170,866) $ (151,718) $ (148,679) $ (137,276)
Total stockholders' equity................ $   20,093  $   29,744  $   12,786  $    2,164  $   13,234

__________________

(1) Net loss and net loss per share include an extraordinary gain of $779,000 resulting from the early extinguishment of our convertible subordinated debentures.

(2) Net loss and net loss per share include restructuring and other charges of $3.4 million.

(3) Beginning fiscal 2003, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted, and we ceased to amortize approximately $1.5 million of goodwill, net of amortization, including intangibles that were classified as goodwill upon adoption of SFAS No. 142. The 2002 consolidated financial data includes amortization of goodwill and intangibles totaling $0.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunication services for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of March 31, 2006, we had approximately 133,000 Packet8 lines in service. Since fiscal 2004, substantially all of the Company's revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

During fiscal 2006, we completed an equity financing for gross proceeds of approximately $15 million. As of March 31, 2006, we had cash, cash equivalents and investments of approximately $23 million as compared to $31.8 million at March 31, 2005.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements in Part II, Item 8 of this Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Although we believe our judgments and estimates are appropriate, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, valuation of inventories, and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included above in Item 1A, "Risk Factors."

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

We recognize new subscriber revenue from our Packet8 service offerings upon expiration of any applicable acceptance period has expired. New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. As we have been providing our Packet8 service for a limited period of time, we have not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, we defer new subscriber revenue for thirty days to ensure that the thirty day acceptance period has expired. We will have sufficient history and commence recording a returns reserve in fiscal 2007.

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

During fiscal 2006 and 2005, revenues from software licensing and related arrangements were limited. For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. We base the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed.

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

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed above in Item 1A,"Risk Factors."

Collectibility of Accounts Receivable

We must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $776,000, net of an allowance for doubtful accounts of $55,000 as of March 31, 2006, including a reserve for disputed credit card charges. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

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

Significant management judgment is required in determining the valuation allowance recorded against our net deferred tax assets, which primarily consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of approximately $71 million as of March 31, 2006, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Litigation

From time to time, we receive notices that our products or manufacturing processes may be infringing the patent or intellectual property rights of others.   We account for litigation and contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. At March 31, 2006, liabilities related to litigation matters were not significant. Because of the uncertainties related to both the amount and range of loss on pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability, if any, related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position or cash flows.

Key Business Metrics

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first thirty days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans.

Subscriber acquisition cost: Subscriber acquisition cost is defined as costs for advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value.

Average monthly revenue per line: Average monthly revenue per line for a particular period is calculated by dividing our total Packet8 revenue for that period by the simple average number of subscriber lines for the period and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

REVENUES

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
Product revenues.................... $  5,779  $  2,389  $  2,679  $  3,390     141.9% $  (290)    -10.8%
Percentage of total revenues........     18.1%     20.8%     28.8%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. For fiscal 2006, 2005 and 2004, product revenues also included sales of VoIP semiconductors and other system products of $0.2 million, $0.6 million and $2.3 million, respectively.

The increase in fiscal 2006, as compared to fiscal 2005, was primarily attributable to a $3.8 million increase in Packet8 product revenues attributable to the growth in the subscriber base compared to the prior year, partially offset by a $0.4 million decrease in sales of VoIP semiconductors. During fiscal 2006, our Packet8 lines in service increased by 133% from approximately 57,000 at March 31, 2005 to approximately 133,000 at March 31, 2006.

The decrease in fiscal 2005, as compared to fiscal 2004, was primarily attributable to a $1.7 million decrease in sales of video and VoIP semiconductors as we began to focus our business on the Packet8 service in fiscal 2004. This decrease was partially offset by a $1.4 million increase in Packet8 product revenues attributable to the growth in the subscriber base compared to the prior year. During fiscal 2005, our Packet8 lines in service increased by 418% from approximately 11,000 at March 31, 2004 to approximately 57,000 at March 31, 2005.

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
License and service revenues........ $ 26,113  $  9,086  $  6,629  $ 17,027     187.4% $ 2,457      37.1%
Percentage of total revenues........     81.9%     79.2%     71.2%

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and VoIP technology licenses and any royalties earned under such licenses. Prior to fiscal 2004, our service revenues were primarily generated by nonrecurring license transactions and related maintenance revenues.

The increase in fiscal 2006, as compared to fiscal 2005, was primarily attributable to a $17.4 million increase in Packet8 service revenues attributable to the significant growth in the subscriber base, which was partially offset by a decrease of $0.4 million in license and royalty revenues associated with our IP semiconductor technology and hosted iPBX product. In addition, we began charging a regulatory recovery fee of $1.50 per line effective in May 2005 and a $1.99 emergency 911 service cost recovery fee of $1.99 per line effective in January 2006. These fees are recorded as service revenues.

The increase in fiscal 2005, as compared to fiscal 2004, was primarily attributable to a $7.3 million increase in Packet8 service revenues attributable to the growth in the subscriber base, which was partially offset by a decrease of $4.8 million in license and maintenance revenues associated with our hosted iPBX product and IP semiconductor telephony technology.

Our average monthly revenue per line, or ARPU, increased to $27.39 for fiscal 2006 from $24.52 for the same period of fiscal 2005. The increase for fiscal 2006 was primarily attributable to our implementation of regulatory recovery and emergency 911 fees in fiscal 2006 combined with an increase in Virtual Office lines in service, which have higher monthly service fees. We did not compute or analyze ARPU for fiscal 2004, as Packet8 was an insignificant portion of our business.

Churn approximated 3.0% for fiscal 2006 and 3.7% for fiscal 2005. The decrease in churn was due to a reduction in service outages and an increase in voice quality and customer service staffing levels. If we are unable to compete effectively against our other existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected. We did not compute or analyze churn for fiscal 2004, as Packet8 was an insignificant portion of our business.

Revenues from our ten largest customers in the fiscal years ended March 31, 2006, 2005 and 2004 accounted for approximately 3%, 11% and 73%, respectively, of our total revenues. No single customer represented more than 10% of our total revenues during fiscal 2006 or 2005. Two customers represented 26% and 16% of our total revenues in fiscal 2004.

Sales to customers outside the United States represented 2%, 9% and 71% of total revenues in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2006         2005         2004
                                                  -----------  -----------  -----------
United States................................... $    31,141  $    10,472  $     2,728
Europe..........................................         291          646        1,309
Taiwan..........................................         127          157        4,163
Japan...........................................           1           --          568
Other...........................................         332          200          540
                                                  -----------  -----------  -----------
                                                 $    31,892  $    11,475  $     9,308
                                                  ===========  ===========  ===========

Cost of Product Revenues

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
Cost of product revenues............ $ 10,732  $  4,546  $  1,768  $  6,186     136.1% $ 2,778     157.1%
Percentage of total revenues........     33.7%     39.6%     19.0%

The cost of product revenues consists of costs associated with systems, components, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We generally do not charge Packet8 subscribers for the terminal adapters used to provide our service when they subscribe on our website. We have also offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer. In accordance with Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters. Accordingly, cost of product revenues exceeds product revenues, and we expect this trend to continue. We began shipping lower cost broadband phone gateways and we suspended purchases of DV326 videophones in the fourth quarter of fiscal 2006, and we expect the cost of product revenues to decrease as a percentage of revenues.

The increase in fiscal 2006, as compared to fiscal 2005, was primarily due to an approximately $6.6 million increase attributable to equipment provided and sold to Packet8 subscribers upon commencement of service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during fiscal 2005 due to the end of life of these products initiated in fiscal 2004.

The increase in fiscal 2005, as compared to fiscal 2004, was primarily due to a $3.3 million increase attributable to equipment provided and sold to Packet8 subscribers upon commencement of service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during fiscal 2005 due to the end of life of these products initiated in fiscal 2004.

Cost of License and Service Revenues

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
Cost of license and service revenues $ 12,367  $  5,195  $  2,594  $  7,172     138.1% $ 2,601     100.3%
Percentage of total revenues........     38.8%     45.3%     27.9%

The cost of license and service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and royalty expenses. During the fourth quarter of fiscal 2006, we began terminating a substantial portion of our phone traffic with a new carrier and we expect this to reduce the cost of service revenues as a percentage of service revenues.

The increase in cost of license and service revenues in fiscal 2006, as compared to fiscal 2005, was primarily due to an increase in Packet8 network operations headcount, third party telephony origination and termination service fees and other costs due to the significant year over year growth in Packet8 lines in service.

The increase in cost of license and service revenues in fiscal 2005, as compared to fiscal 2004, was primarily due to a $4.1 million increase in Packet8 network operations, third party carrier service and other costs due to the year over year growth in Packet8 lines in service. This increase was offset by a $1.5 million decrease in license and royalty costs attributable to our IP semiconductor technology, primarily attributable to video semiconductor product development efforts conducted during fiscal 2004. As the costs of developing this video semiconductor product related to a revenue generating contract, they were included in cost of license and service revenues in fiscal 2004. In the third quarter of fiscal 2004, we terminated this video semiconductor development effort in connection with the license and sale of the related technology.

RESEARCH AND DEVELOPMENT EXPENSES

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
Research and development............ $  5,916  $  3,109  $  2,747  $  2,807      90.3% $   362      13.2%
Percentage of total revenues........     18.6%     27.1%     29.5%

Research and development expenses have historically consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. Research and development costs, including software development costs, are expensed as incurred.

The increase in research and development expenses for fiscal 2006, as compared to fiscal 2005, was primarily due to a $2.7 million increase in personnel costs due to additional employee and contractor headcount.

The increase in research and development expenses for fiscal 2005, as compared to fiscal 2004, was primarily due to a $0.9 million increase in personnel costs due to additional employee and contractor headcount. These increases were offset by decreases in depreciation, tooling and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
Selling, general and administrative. $ 27,863  $ 18,534  $  6,060  $  9,329      50.3% $12,474     205.8%
Percentage of total revenues........     87.4%    161.5%     65.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, trade show, advertising and other marketing and promotional expenses.

The increase in selling, general and administrative expenses for fiscal 2006, as compared to fiscal 2005, was primarily attributable to a $2.5 million increase in compensation expense for personnel due to headcount additions, a $1.0 million increase in advertising, public relations and other marketing and promotional expenses, a $1.2 million increase in contractor expenses relating to the increase in staffing of our telemarketing and customer service organizations, a $3.6 million increase in sales agent and retailer commissions and a $0.9 million increase in credit card transaction processing fees. These increases were partially offset by a $0.3 million decrease in consultant and auditor expenses related to compliance with Sarbanes Oxley Section 404 and a $0.6 million decrease in legal fees attributable to reduced patent and regulatory legal expenses.

The increase in selling, general and administrative expenses for fiscal 2005, as compared to fiscal 2004, was primarily attributable to a $1.4 million increase in compensation expense for personnel due to headcount additions, a $4.9 million increase in advertising, public relations and other marketing and promotional expenses, a $1.8 million increase in contractor expenses due to the increase in staffing of our telemarketing and customer service organizations, a $1 million increase in sales agent and retailer commissions, a $0.8 million increase in consultant and auditor expenses related to compliance with Sarbanes Oxley Section 404, a $0.5 million increase in legal fees and a $0.4 million increase in credit card transaction processing fees.

Subscriber acquisition costs increased to $122 for fiscal 2006 from $113 for fiscal 2005. Subscriber acquisition cost increased for fiscal 2006 as compared to fiscal 2005 due to an increase in overall marketing program spending in the retail distribution channel and spending on a per acquired subscriber basis and higher one-time bounty payments to sales agents. We did not compute or analyze subscriber acquisition costs for fiscal 2004, as Packet8 was an insignificant portion of our business.

OTHER INCOME, NET

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
Other income, net................... $    847  $    558  $    822  $    289      51.8% $  (264)    -32.1%
Percentage of total revenues........      2.7%      4.9%      8.8%

The increase in other income, net in fiscal 2006 was primarily due to higher interest rates earned on our cash balances as these funds were invested in marketable securities. In fiscal 2006, other income, net was primarily comprised of interest and investment income earned on our cash, cash equivalents and investment balances.

The decrease in other income, net in fiscal 2005 was primarily attributable to a $790,000 one time gain recorded in fiscal 2004 in connection with the sale of Centile Europe SA, partially offset by an increase in interest income of $276,000 due to higher cash balances maintained during fiscal 2005 and the receipt of escrow funds of $180,000 from a cost basis common stock investment in an entity acquired in 1999 by a third party.

BENEFIT FOR INCOME TAXES

                                           Year Ended March 31,              Year-Over-Year Change
                                      ----------------------------  -------------------------------------
                                        2006      2005      2004      2005 to 2006        2004 to 2005
                                      --------  --------  --------  ------------------  -----------------
                                                      (dollar amounts in thousands)
Benefit for income taxes............ $     --  $   (203) $     --  $    203    -100.0% $  (203)     n/a
Percentage of total revenues........       --      -1.8%       --

We had no provisions for the fiscal years ended March 31, 2006, 2005 and 2004. We recorded a $203,000 benefit in fiscal 2005, which was primarily attributable to the release of income tax reserves recorded in prior years and $20,000 attributable to an income tax refund received by one of our foreign subsidiaries.

At March 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $132 million and $86 million, respectively, which expire at various dates beginning in 2006 and continuing through 2026. In addition, at March 31, 2006, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.4 million and $2.7 million, respectively. The federal credit carryforwards will begin expiring in 2010 continuing through 2023, while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2006 and 2005, we had gross deferred tax assets of approximately $70.5 million and $60.9 million. We believe that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and a full valuation allowance was recorded at March 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $6.3 million of cash and cash equivalents, and $16.7 million in investments in marketable securities for a combined total of $23 million. In comparison, at March 31, 2005, we had $22.5 million in cash and cash equivalents, $0.3 million in restricted cash and $9 million in investments for a combined total of $31.8 million. We currently have no borrowing arrangements. Our cash and cash equivalents balance decreased $16.2 million and the combined balance decreased by $8.8 million during fiscal 2006. The decrease was primarily attributable to $21.2 million used for operating activities and $1.9 million of capital expenditures, as discussed below, partially offset by $14 million of net proceeds from financing activities. Our restricted cash balance decreased by $0.3 million due to termination of an agreement requiring a letter of credit.

Comparison of fiscal 2005 and 2006

Cash used in operations of $21.2 million in fiscal 2006 was primarily attributable to the net loss of $24 million, adjusted for $0.8 million of non-cash depreciation and amortization, a $0.2 million stock compensation charge and $0.1 million of amortization of discounts and premiums on marketable securities, a $0.1 million increase in inventory and a $0.4 million increase other current and noncurrent assets. Cash used in operations was partially offset by a $0.4 million decrease in accounts receivable, a $0.6 million decrease in deferred cost of goods sold, a $0.6 million increase in accounts payable and a $1.3 million increase in accrued compensation and other accrued liabilities. The increase in accounts payable was attributable to timing and an increase in payables for telecommunications service provider costs. The increase in accrued compensation and other accrued liabilities was primarily attributable to the increase in headcount in fiscal 2006, accrued salary for a terminated executive and an increase in sales, use and other tax liabilities.

Cash used in investing activities of $9.4 million for fiscal 2006 was primarily attributable to $1.9 million of purchases of fixed assets and purchases of investments of $16.4 million, partially offset by $8.9 million of proceeds received from sales and maturities of investments. The purchases of fixed assets were primarily attributable to equipment required by the growth of the Packet8 subscriber base and expenditures for implementation fees related to third party customer relationship management software.

Cash provided by financing activities of approximately $14.4 million in fiscal 2006 consisted primarily of $14 million of net proceeds received from a common stock offering completed in December 2005, $0.3 million of proceeds received from the sale of our common stock to employees through our employee stock purchase and stock option plans and $0.2 million attributable to a bank overdraft due to the timing of payments.

Comparison of fiscal 2004 and 2005

Cash used in operations of $16.5 million in fiscal 2005 was primarily attributable to the net loss of $19.1 million, adjusted for $0.2 million of non-cash depreciation and amortization, a $0.5 million increase in accounts receivable, a $1.5 million increase in inventory and a $1.8 million increase in deferred cost of goods sold. Cash used in operations was partially offset by a $2.1 million increase in deferred revenue, a $3.6 million increase in accounts payable and a $0.5 million increase in accrued compensation and other accrued liabilities. The increase in accounts receivable was primarily attributable to our development of the retail and distributor channels in fiscal 2005 combined with an increase in subscribers in fiscal 2005, and the increase in inventory was primarily attributable to the growth of the Packet8 service and ramping of production for desktop terminal adapters. The increases in deferred cost of goods sold and deferred revenue were primarily attributable to the growth in subscribers in fiscal 2005 and the retail and distributor channels that we did not have in fiscal 2004. The increase in accounts payable was attributable to timing and an increase in payables for inventory and telecommunications service provider costs.

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

Cash provided by financing activities of approximately $36.2 million in fiscal 2005 consisted primarily of $35.7 million of net proceeds received from common stock offerings completed in June and October 2004 and March 2005 and $0.4 million of proceeds received from the sale of our common stock to employees through our employee stock purchase and stock option plans.

We have sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance our operations for at least the next twelve months. However, we continually evaluate our cash needs and may pursue additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price or terms that are acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer term business objectives.

Off Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Contractual Obligations

At March 31, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $2.9 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At March 31, 2006, future minimum annual lease payments under noncancelable operating leases, net of sublease income, were as follows (in thousands):

 Year Ending March 31,
 ---------------------
2007.......................................................... $       482
2008..........................................................         490
2009..........................................................         493
2010..........................................................         206
                                                                -----------
          Total minimum payments.............................. $     1,671
                                                                ===========

In April 2005, we entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. At March 31, 2006, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   2007....................................................... $        25
   2008.......................................................          25
   2009.......................................................          25
   2010.......................................................          25
   2011.......................................................           2
                                                                -----------
Total minimum payments........................................         102
Less: Amount representing interest............................         (11)
                                                                -----------
                                                                        91
Less: Short-term portion of capital lease obligations.........         (21)
                                                                -----------
Long-term portion of capital lease obligations................ $        70
                                                                ===========

Assets under capital lease at March 31, 2006 totaled $108,000 with accumulated amortization of $20,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income.

During the years ended March 31, 2006 and 2005, we did not have any outstanding debt instruments other than equipment under capital lease and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets at March 31, 2006 and 2005	43
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2006	44
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2006	45
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2006	46
Notes to Consolidated Financial Statements	47
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.	68
Consolidated Quarterly Financial Data	69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 8x8, Inc.

We have completed integrated audits of 8x8, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California
June 14, 2006

8X8, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 March 31,
                                                             --------------------
                                                               2006       2005
                                                             ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $   6,259  $  22,515
  Restricted cash..........................................        --        250
  Short-term investments...................................    12,726      9,035
  Accounts receivable, net of allowance of $55 and $68.....       776      1,144
  Inventory................................................     1,738      1,600
  Deferred cost of goods sold..............................     1,542      2,122
  Other current assets.....................................       774        363
                                                             ---------  ---------
          Total current assets.............................    23,815     37,029

Long-term investments......................................     3,972         --
Property and equipment, net................................     3,071      1,788
Other assets...............................................       262        263
                                                             ---------  ---------
                                                            $  31,120  $  39,080
                                                             =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $   4,907  $   4,496
  Accrued compensation.....................................       937        515
  Accrued warranty.........................................       301        187
  Deferred revenue.........................................     2,493      2,602
  Other accrued liabilities................................     2,319      1,536
                                                             ---------  ---------
          Total current liabilities........................    10,957      9,336
                                                             ---------  ---------
Non-current liabilities....................................        70         --
                                                             ---------  ---------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: no shares at March 31, 2006
      and 1 share at March 31, 2005........................        --         --
  Common stock, $0.001 par value:
     Authorized: 100,000,000 shares at March 31, 2006
      and March 31, 2005;
     Issued and outstanding: 61,138,280 shares
      at March 31, 2006 and 53,816,989 shares
      at March 31, 2005....................................        61         54
Additional paid-in capital.................................   215,072    200,576
Accumulated other comprehensive loss.......................       (35)       (20)
Accumulated deficit........................................  (195,005)  (170,866)
                                                             ---------  ---------
          Total stockholders' equity.......................    20,093     29,744
                                                             ---------  ---------
                                                            $  31,120  $  39,080
                                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Years Ended March 31,
                                                         -------------------------------
                                                           2006       2005       2004
                                                         ---------  ---------  ---------
Service revenues....................................... $  26,113  $   9,086  $   6,629
Product revenues.......................................     5,779      2,389      2,679
                                                         ---------  ---------  ---------
          Total revenues...............................    31,892     11,475      9,308
                                                         ---------  ---------  ---------

Operating expenses:
  Cost of service revenues                                 12,367      5,195      2,594
  Cost of product revenues.............................    10,732      4,546      1,768
  Research and development.............................     5,916      3,109      2,747
  Selling, general and administrative..................    27,863     18,534      6,060
                                                         ---------  ---------  ---------
          Total operating expenses.....................    56,878     31,384     13,169
                                                         ---------  ---------  ---------
Loss from operations...................................   (24,986)   (19,909)    (3,861)
Other income, net......................................       847        558        822
                                                         ---------  ---------  ---------
Loss before benefit for income taxes...................   (24,139)   (19,351)    (3,039)
Benefit for income taxes...............................        --       (203)        --
                                                         ---------  ---------  ---------
Net loss............................................... $ (24,139) $ (19,148) $  (3,039)
                                                         =========  =========  =========

Basic and diluted loss per share....................... $   (0.43) $   (0.43) $   (0.09)
                                                         =========  =========  =========

Basic and diluted shares outstanding...................    55,889     44,373     32,546
                                                         =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

                                                                                      Accumulated
                                                                                        other
                                          Common Stock        Additional   Deferred   Comprehen-
                                       ---------------------   Paid-in    Compensa-      sive     Accumulated
                                          Shares     Amount    Capital       tion        Loss      Deficit      Total
                                       ------------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2003............   28,470,987  $    28  $  150,827  $      (12) $       --  $ (148,679) $   2,164
Issuance of common stock under
  stock plans........................    1,445,438        2       1,880          --          --          --      1,882
Sale of common stock and warrants in
  financing transactions.............    4,899,773        4       7,896          --          --          --      7,900
Issuance of common stock on exercise
  of warrants........................    3,499,571        4       1,895          --          --          --      1,899
Stock compensation charge............           --       --       1,308          --          --          --      1,308
Common stock no longer
  contingently redeemable............           --       --         669          --          --          --        669
Deferred compensation related
  to stock options...................           --       --          (6)          9          --          --          3
Net loss.............................           --       --          --          --          --      (3,039)
Total comprehensive loss.............           --       --          --          --          --          --     (3,039)
                                       ------------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2004............   38,315,769       38     164,469          (3)         --    (151,718)    12,786
Issuance of common stock under
  stock plans........................      294,830       --         424          --          --          --        424
Sale of common stock and warrants in
  financing transactions.............   15,206,390       16      35,681          --          --          --     35,697
Stock compensation charge............           --       --           2          --          --          --          2
Deferred compensation related
  to stock options...................           --       --          --           3          --          --          3
Unrealized investment loss...........           --       --          --          --         (20)         --
Net loss.............................           --       --          --          --          --     (19,148)
Total comprehensive loss.............           --       --          --          --          --          --    (19,168)
                                       ------------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2005............   53,816,989       54     200,576          --         (20)   (170,866)    29,744
Issuance of common stock under
  stock plans........................      178,433       --         279          --          --          --        279
Sale of common stock and warrants in
  financing transactions.............    7,142,858        7      13,980          --          --          --     13,987
Stock compensation charge............           --       --         237          --          --          --        237
Unrealized investment loss...........           --       --          --          --         (15)         --
Net loss.............................           --       --          --          --          --     (24,139)
Total comprehensive loss.............           --       --          --          --          --          --    (24,154)
                                       ------------  -------  ----------  ----------  ----------  ----------  ---------
Balance at March 31, 2006............   61,138,280  $    61  $  215,072  $       --  $      (35) $ (195,005) $  20,093
                                       ============  =======  ==========  ==========  ==========  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             Years Ended March 31,
                                                                        -------------------------------
                                                                          2006       2005       2004
                                                                        ---------  ---------  ---------
Cash flows from operating activities:
  Net loss............................................................ $ (24,139) $ (19,148) $  (3,039)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization.....................................       787        215        565
    Stock compensation expense........................................       237          5      1,311
    Amortization of discount and premium on marketable securities.....        96         --         --
    Gain on sale of Centile Europe SA.................................        --         --       (790)
    Other.............................................................         6         32        (69)
  Changes in assets and liabilities, net of effects
    of businesses sold:
      Accounts receivable, net........................................       363       (536)       682
      Inventory.......................................................      (136)    (1,522)       325
      Other current and noncurrent assets.............................      (410)       (28)       219
      Deferred cost of goods sold.....................................       580     (1,812)      (310)
      Accounts payable................................................       258      3,642        263
      Accrued compensation............................................       422        100       (258)
      Accrued warranty................................................       114         (7)      (234)
      Deferred revenue................................................      (109)     2,055          2
      Other current and noncurrent liabilities........................       725        453       (249)
                                                                        ---------  ---------  ---------
         Net cash used in operating activities........................   (21,206)   (16,551)    (1,582)
                                                                        ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment..............................    (1,900)    (1,588)      (106)
  Purchase of investments ............................................   (16,424)    (9,665)        --
  Sales of short-term investments ....................................       850        161        208
  Maturities of short-term investments ...............................     8,050        450         --
  Proceeds from the sale of equipment.................................        --         --         79
  Restricted cash decrease (increase).................................        --        300       (800)
  Proceeds from sale of Centile Europe SA, net........................        --         --        398
                                                                        ---------  ---------  ---------
         Net cash used in investing activities........................    (9,424)   (10,342)      (221)
                                                                        ---------  ---------  ---------
Cash flows from financing activities:
  Bank overdraft......................................................       153         --         --
  Proceeds from equity financing transactions, net....................    13,960     35,735      9,799
  Proceeds from issuance of common stock under employee stock plans...       279        424      1,882
  Capital lease payments..............................................       (18)        --         --
                                                                        ---------  ---------  ---------
         Net cash provided by financing activities....................    14,374     36,159     11,681
                                                                        ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..................   (16,256)     9,266      9,878
Cash and cash equivalents, beginning of year..........................    22,515     13,249      3,371
                                                                        ---------  ---------  ---------
Cash and cash equivalents, end of year................................ $   6,259  $  22,515  $  13,249
                                                                        =========  =========  =========
Supplemental and non-cash disclosures:
  Assets acquired under capital lease................................. $     108  $      --  $      --
  Interest paid....................................................... $       7  $      --  $      --

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, valuation of inventories, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

License and other revenue

During fiscal 2006 and 2005, revenues from software licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

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

The Company's investments are comprised of U.S. obligations, U.S. government debt agencies, corporate debt, auction rate securities and certificates of deposit. At March 31, 2006 and 2005, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments were (in thousands):

                                                        Gross
                                          Amortized   Unrealized  Estimated
As of March 31, 2006                        Costs        Loss     Fair Value
----------------------------------------  ----------  ----------  ----------
Money market funds...................... $    3,663  $       --  $    3,663
Commercial paper........................        997          --         997
Certificates of deposit.................        250          --         250
Federal agency securities...............      4,499         (15)      4,484
Auction rate securities.................      5,500          --       5,500
Corporate bonds.........................      7,483         (20)      7,463
                                          ----------  ----------  ----------
Total available-for-sale investments.... $   22,392  $      (35) $   22,357
                                          ==========  ==========  ==========

Reported as (in thousands):
  Cash and cash equivalents..................................... $    5,659
  Short-term investments........................................     12,726
  Long-term investments.........................................      3,972
                                                                  ----------
    Total ...................................................... $   22,357
                                                                  ==========

                                                        Gross
                                          Amortized   Unrealized  Estimated
As of March 31, 2005                        Costs        Loss     Fair Value
----------------------------------------  ----------  ----------  ----------
Commercial paper........................ $   10,565  $       (2) $   10,563
Federal agency securities...............      5,976          (6)      5,970
Auction rate securities.................      5,500          --       5,500
Corporate bonds.........................      2,563         (12)      2,551
                                          ----------  ----------  ----------
Total available-for-sale investments.... $   24,604  $      (20) $   24,584
                                          ==========  ==========  ==========

Reported as (in thousands):
  Cash and cash equivalents..................................... $   15,549
  Short-term investments........................................      9,035
                                                                  ----------
    Total ...................................................... $   24,584
                                                                  ==========

Contractual maturities of available-for-sale debt securities as of March 31, 2006 are set forth below (in thousands):

Due within one year............................................. $   14,864
Due after one year..............................................      1,993
Due after five years............................................      5,500
                                                                  ----------
    Total ...................................................... $   22,357
                                                                  ==========

The Company has classified certain long-term investments, consisting of auction rate securities, as short-term due to its intent not to hold them to maturity.

RESTRICTED CASH

Restricted cash at March 31, 2005 represented amounts held in certificates of deposit to support stand-by letters of credit used as security for third party vendors.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the current replacement cost or market is below the carrying value due to obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. Inventory at March 31, 2006 and 2005 was comprised of the following:

                                                                        March 31,
                                                                ------------------------
                                                                   2006         2005
                                                                -----------  -----------
                                                                     (in thousands)
  Work-in-process............................................. $     1,192  $     1,267
  Finished goods..............................................         546          333
                                                                -----------  -----------
                                                               $     1,738  $     1,600
                                                                ===========  ===========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2006 and 2005 was comprised of the following:

                                                                        March 31,
                                                                ------------------------
                                                                   2006         2005
                                                                -----------  -----------
                                                                     (in thousands)
  Machinery and computer equipment............................ $     3,467  $     3,372
  Furniture and fixtures......................................          82          121
  Licensed software...........................................       1,579        1,059
  Leasehold improvements......................................         183          172
                                                                -----------  -----------
                                                                     5,311        4,724
Less: accumulated depreciation and amortization...............      (2,240)      (2,936)
                                                                -----------  -----------
                                                               $     3,071  $     1,788
                                                                ===========  ===========

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

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Research and development costs are charged to operations as incurred. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes purchase and implementation costs of internal use software. In accordance with SOP No. 98-1, during fiscal 2006, 2005 and 2004, the Company capitalized $679,000, $676,000 and $0, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $5,265,000, $4,100,000, and $283,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $45,000, $39,000, and $174,000 as of March 31, 2006, 2005 and 2004, respectively. At March 31, 2006, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, it is more likely than not expected to be realized.

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

The Company sells its products to OEMs and distributors. The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral from its customers. For each of the three years ended March 31, 2006, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2006, one customer accounted for 12% of accounts receivable. At March 31, 2005, three customers accounted for 26%, 16% and 11%, respectively, of accounts receivable.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company's investments are carried at fair values.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations thereof. As required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company provides pro forma disclosure of net loss and loss per share. If the Company had elected to recognize compensation costs based on the fair value at the date of grant of the awards, consistent with the provisions of SFAS No. 123, net loss and loss per share amounts would have been as follows (in thousands, except per share amounts):

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2006         2005         2004
                                                  -----------  -----------  -----------
Net loss:                                        $   (24,139) $   (19,148) $    (3,039)
Add: Employee stock-based compensation expense
     included in reported net loss..............         237            5        1,311
Deduct: Total employee stock-based compensation
        determined pursuant to SFAS No.123......      (2,798)      (2,426)      (2,113)
                                                  -----------  -----------  -----------
Pro forma net loss                               $   (26,700) $   (21,569) $    (3,841)
                                                  ===========  ===========  ===========
As reported net loss per share.................. $     (0.43) $     (0.43) $     (0.09)
Pro forma net loss per share.................... $     (0.48) $     (0.49) $     (0.12)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces the requirement of APB Opinion No. 20 ("Accounting Changes") to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The Company does not expect that the adoption of SFAS No. 154 in the first quarter of fiscal 2007 will have a material impact on its results of operations and financial condition.

COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net loss and comprehensive loss is due to unrealized losses on investments classified as available-for-sale. Comprehensive loss is reflected in the consolidated statements of stockholders' equity. During fiscal 2006, the Company recorded a reclassification adjustment of $6,000 due to realized gains, which had been included in comprehensive income for fiscal 2005.

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

                                                            Years Ended March 31,
                                                   -------------------------------------
                                                      2006         2005         2004
                                                   -----------  -----------  -----------
Common stock options.............................       8,871        7,146        6,213
Warrants.........................................       8,417        6,117        2,319
                                                   -----------  -----------  -----------
                                                       17,288       13,263        8,532
                                                   ===========  ===========  ===========

2. COMMON STOCK OFFERINGS

In December 2005, the Company sold 7,142,858 shares of its common stock at $2.10 per share for aggregate proceeds of approximately $15,000,000, before placement fees and other offering expenses. The purchasers also received five year warrants to purchase 1,785,714 shares of 8x8 common stock at an exercise price of $3.00 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission relating to the sale of up to $125,000,000 of 8x8 securities. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued to the placement agents three year warrants to purchase 142,858 common shares at $2.10 per share and 35,714 common shares at $3.00 per share. As a result of this offering, certain anti-dilution provisions included in warrants issued to investors in common stock offerings completed during fiscal 2005 were triggered. Accordingly, the Company modified a warrant to purchase 2,000,000 shares at an exercise price of $2.88 per share so that it is now exercisable for 2,071,818 shares at an exercise price of $2.79 per share. The Company also modified a warrant to purchase 1,498,538 shares at an exercise price of $3.84 per share so that it is now exercisable for 1,587,806 shares at an exercise price of $3.61 per share. No other terms of the warrants were affected. All of the warrants were outstanding as of March 31, 2006.

In March 2005, the Company sold 6,897,618 shares of its common stock at $2.10 per share for aggregate proceeds of approximately $14,500,000, before placement fees and other offering expenses. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 137,952 common shares at $2.10 per share. As a result of this offering, certain anti-dilution provisions included in warrants issued to investors in common stock offerings completed during fiscal 2005 were triggered. Accordingly, the Company modified a warrant to purchase 1,920,000 shares at an exercise price of $3.00 per share so that it became exercisable for 2,000,000 shares at an exercise price of $2.88 per share. The Company also modified a warrant to purchase 1,404,000 shares at an exercise price of $4.10 per share so that it became exercisable for 1,498,538 shares at an exercise price of $3.84 per share. No other terms of the warrants were affected. All of the warrants were outstanding as of March 31, 2006. All of the warrants were outstanding as of March 31, 2006.

In October 2004, the Company sold 3,508,772 shares of its common stock at $3.42 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,403,509 shares of 8x8 common stock at an exercise price of $4.10 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 175,438 common shares at $3.42 per share and 70,175 common shares at $4.10 per share. All of the warrants were outstanding as of March 31, 2006.

In June 2004, the Company sold 4,800,000 shares of its common stock at $2.50 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five year warrant to purchase 1,920,000 shares of 8x8 common stock at an exercise price of $3.00 per share. The shares issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three year warrants to purchase 240,000 common shares at $2.50 per share and 96,000 common shares at $3.00 per share. All of the warrants were outstanding as of March 31, 2006.

In November 2003, the Company completed a private placement of 2,639,773 shares of common stock at $2.83 per share for aggregate net proceeds of approximately $7 million. The investors also received common stock warrants with terms of five years to purchase 1,860,055 shares at $3.40 and 779,718 shares at $3.61. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee and issued warrants to purchase 131,989 common shares at a price of $2.83 per share to its placement agent in the transaction. As of March 31, 2006, 1,311,676 warrants with an exercise price of $3.40 per share and 770,597 warrants with an exercise price of $3.61 per share were outstanding. All of the warrants issued to the placement agent were outstanding as of March 31, 2006.

In July 2003, the Company completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received fully vested warrants with terms of five years to purchase 2,260,000 common shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. In addition, the investors were also granted certain preemptive rights that allow the investors to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that new shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee to its placement agent in the transaction. In December 2003, all of the non-insider investors exercised their warrants using cashless exercise provisions, and as of December 31, 2003 the preemptive rights had terminated. As a result of the cashless exercises, the Company cancelled warrants to purchase 342,928 shares, and issued 2,882,072 shares of common stock for which it received no proceeds. As of March 31, 2006, 70,000 warrants with an exercise price of $0.60 per share, 17,500 warrants with an exercise price of $0.75 per share and 17,500 warrants with an exercise price of $1.00 per share were outstanding.

3. SALE OF CENTILE EUROPE SA

On July 1, 2003, Centile, Inc. sold its European subsidiary, Centile Europe SA (Centile Europe), to Sunleigh Investments Ltd., now Eurotel SAS (Eurotel), for a purchase price of 1,100,000 Euros or approximately $1,250,000. Eurotel acquired substantially all the assets and liabilities of the business, and the Company was obligated to pay certain liabilities incurred by Centile Europe prior to the closing date, which were not material. In addition, Eurotel received a non-exclusive license to Centile's IPBX technology, and also received exclusivity for the European market for one year subsequent to the closing date. Correspondingly, Eurotel agreed that Centile, Inc. would have exclusivity for the North American market for the same period. Under the acquisition agreement, Eurotel was obligated to pay the purchase price, net of amounts withheld for pre-closing obligations, in installments through December 31, 2003. The Company and Eurotel disagreed over certain adjustments that Eurotel has made to the purchase price, but neither party commenced arbitration or litigation proceedings. The Company recognized a gain on this transaction of $790,000 during the quarter ended September 30, 2003. In October 2003, the Company collected $460,000, which was reflected in the gain computation. The additional $330,000 recognized was due to net liabilities assumed by Eurotel as part of the Centile Europe acquisition.

Revenues and operating losses attributable to the operations of Centile Europe approximated $20,000 and $400,000, respectively, for the year ended March 31, 2004.

4. DEBT

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

5. TJF WARRANT

In connection with, and in consideration for, the execution of a marketing and distribution agreement with TJF Associates, LLC ("TJF") on December 10, 2004, the Company agreed to issue a warrant to TJF for the purchase of up to 4,500,000 shares of 8x8 common stock. The terms of the warrant provided that at any time prior to December 31, 2009, TJF or its transferees could exercise in whole or in part a warrant to acquire up to 4,500,000 shares (subject to certain customary adjustments) of 8x8 common stock, at a purchase price per share equal to $5.50 (subject to certain customary adjustments). Only the vested portion of the warrant could be exercised, and vesting was based on the number of customers subscribing to the Company's Packet8 service that were referred by TJF. The shares subject to the warrant would commence vesting once TJF had delivered 50,000 subscribers to the Packet8 service. TJF did not deliver 50,000 subscribers to the Packet8 service, so no warrants had vested by December 31, 2005, and the warrant was automatically cancelled as of that date.

6. TRANSACTIONS WITH RELATED PARTIES

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

Other Transactions

In March 2002, 8x8's board of directors (the Board) authorized the Company to open securities trading accounts with two brokerage firms and make investments of up to $1,000,000 on behalf of 8x8, Inc. as directed by its then Chairman, Joe Parkinson, Chief Executive Officer or Chief Financial Officer. Since the formation of these accounts in 2002, neither the Company's Chief Executive Officer nor Chief Financial Officers made any trades in the investment accounts as these officers had not agreed to reimburse the Company for any losses incurred as a result of their trading activity. Mr. Parkinson did not have use of any of the investment account funds for his personal benefit. The funds were always held in investment accounts in the Company's name and all benefits belonged to 8x8. The Company invested in mutual funds, money market funds and equity and debt securities and options of publicly traded corporations. The investment accounts were not used to trade in the Company's own stock. Under the arrangement, the Company was required to return to Mr. Parkinson the amount representing the increase in value of the investment account over $1,000,000 to the extent required to restore replenishment payments made by Mr. Parkinson in prior quarters. Through March 31, 2003, Mr. Parkinson made cumulative replenishment payments of approximately $137,000 to offset losses incurred. As of December 31, 2003, the Company had repaid all the replenishment payments received from Mr. Parkinson during fiscal 2003. In January 2004, the arrangement with Mr. Parkinson was terminated and the Company's securities trading accounts were closed.

In February 2005, the Board approved a bonus program for two of the Company's officers. Under the terms of the bonus program, each of the officers would be entitled to receive 100,000 shares of common stock if the Company's operations, excluding certain transactions, were cash flow positive on an operating basis for the quarter ended September 30, 2005. In addition, each of the officers will be entitled to a cash bonus of $200,000 if the Company had been cash flow positive for the quarter ended September 30, 2005, as adjusted for the potential payment of such bonuses subsequent to September 30, 2005. The terms of the bonus program were not met, and no bonuses were awarded to either of the two officers.

7. INCOME TAXES

For the year ended March 31, 2005, the Company recorded a benefit for income taxes of $203,000, which was attributable to the release of income tax reserves recorded in prior years and a refund received by one of the Company's foreign subsidiaries. There were no income tax provisions for the years ended March 31, 2006 and 2004. The components of the consolidated benefit for income taxes for fiscal 2005 consisted of the following (in thousands):

Current:
  Federal........................................ $      (157)
  State..........................................           7
  Foreign........................................         (53)
                                                   -----------
                                                  $      (203)
                                                   ===========

The Company's loss before income taxes included $25,000, $20,000, and $30,000 of foreign subsidiary income for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Deferred tax assets were comprised of the following (in thousands):

                                                                        March 31,
                                                                ------------------------
                                                                   2006         2005
                                                                -----------  -----------
Research and development credit carryforwards................. $     6,212  $     5,711
Net operating loss carryforwards..............................      49,862       39,370
Inventory valuation...........................................         453          220
Reserves and allowances.......................................       1,573        1,450
Fixed assets and intangibles..................................      12,441       14,143
                                                                -----------  -----------
                                                                    70,541       60,894
Valuation allowance...........................................     (70,541)     (60,894)
                                                                -----------  -----------
          Total............................................... $        --  $        --
                                                                ===========  ===========

Management believes that, based on a number of factors, the weight of objective available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation allowance was recorded at March 31, 2006 and 2005.

At March 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $132,000,000 and $86,000,000, respectively, which expire at various dates beginning in 2006 and continuing through 2026. The net operating loss carryforwards include approximately $10,000,000 resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2006, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3,400,000 and $2,700,000, respectively. The federal credit carryforwards will expire at various dates beginning in 2010 and continuing through 2023, while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

                                                           Years Ended March 31,
                                                   -------------------------------------
                                                      2006         2005         2004
                                                   -----------  -----------  -----------
Benefit at statutory rate........................ $    (8,208) $    (6,575) $    (1,033)
State income tax benefit before valuation
  allowance, net of federal effect...............      (1,408)      (1,127)        (177)
Research and development credits.................        (501)         (45)        (208)
Change in valuation allowance....................       9,648        6,704        3,614
Release of income taxes previously accrued.......          --         (203)          --
Compensation/option differences..................          (9)        (332)      (1,549)
Prior year loss carryforward reduction...........         261        1,216       (1,599)
Non-deductible compensation......................          94            2          522
Foreign rate differences.........................          (8)          (6)          (8)
Other............................................         131          163          438
                                                   -----------  -----------  -----------
                                                  $        --  $      (203) $        --
                                                   ===========  ===========  ===========

Undistributed earnings of our foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, during the years ended March 31, 2006 and 2005 were as follows (in thousands):

                                                    Years Ended March 31,
                                                   ------------------------
                                                      2006         2005
                                                   -----------  -----------
Balance at beginning of year..................... $       187  $       194
Accruals for warranties..........................         576          217
Settlements......................................        (375)        (121)
Changes in estimates.............................         (87)        (103)
                                                   -----------  -----------
Balance at end of year........................... $       301  $       187
                                                   ===========  ===========

Standby letters of credit

At March 31, 2006 and 2005, the Company had standby letters of credit totaling $250,000 and $500,000, respectively, which were recorded as either restricted cash and other assets line items on the consolidated balance sheets. During fiscal 2006, the Company canceled one standby letter of credit and the amount previously recorded in the restricted cash line at March 31, 2005 was moved to the short-term investments line in the consolidated balance sheet. These standby letters of credits were issued to guarantee certain contractual obligations, and are secured by cash deposits at the Company's bank.

Leases

The Company leases its primary facility in Santa Clara, California under a non-cancelable operating lease agreement that expires in August 2009. The Company also has leased facilities in France and Canada. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance, and normal maintenance costs. At March 31, 2006, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

 Year Ending March 31,
 ---------------------
2007.......................................................... $       482
2008..........................................................         490
2009..........................................................         493
2010..........................................................         206
                                                                -----------
          Total minimum payments.............................. $     1,671
                                                                ===========

Rent expense for the years ended March 31, 2006, 2005 and 2004 was $478,000, $394,000 and $489,000, respectively.

The Company subleases office space under an operating lease agreement expiring in 2007. The total future minimum rentals to be received under this noncancelable sublease agreement approximates $18,000 in fiscal 2007 and $12,000 in fiscal 2008.

Capital Leases

In April 2005, the Company entered into a series of five-year capital lease agreements for office equipment bearing interest at various rates. At March 31, 2006, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
   2007....................................................... $        25
   2008.......................................................          25
   2009.......................................................          25
   2010.......................................................          25
   2011.......................................................           2
                                                                -----------
Total minimum payments........................................         102
Less: Amount representing interest............................         (11)
                                                                -----------
                                                                        91
Less: Short-term portion of capital lease obligations.........         (21)
                                                                -----------
Long-term portion of capital lease obligations................ $        70
                                                                ===========

Capital leases included in office equipment were $108,000 at March 31, 2006. Total accumulated amortization was $20,000 at March 31, 2006. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Legal Proceedings

The Company is also involved in various other legal claims and litigation that have arisen in the normal course of the Company's operations. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

State and Municipal Taxes

Currently, the Company does not collect or remit state or municipal taxes (such as sales and use, excise and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, except that the Company collects and remits California sales tax. The Company has received inquiries or demands from a few states and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states the Company will begin to remit fees to appropriate state agencies in fiscal 2007. The Company had recorded a reserve of $198,000 for the year ended March 31, 2005, and an additional $531,000 for the year ended March 31, 2006 as its best estimate of the probable tax exposure for retroactive assessments. The Company believes the estimated exposure for retroactive assessments is $729,000 as of March 31, 2006, and these reserves have been recorded in the other accrued liabilities line item in the consolidated balance sheets.

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission (FCC), and state regulatory agencies. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time. If the FCC were to determine that internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on the Company's business and operating results. On May 19, 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking (NPRM) that requires VoIP providers to provide emergency 911 (E911) service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding (the VoIP E911 Order). As a result of the VoIP E911 Order, VoIP service providers that interconnect to the PSTN, or interconnected VoIP providers, will be required to mimic the 911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point (PSAP), along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the VoIP E911 Order within one-hundred and twenty days of the publication of the VoIP E911 Order in the Federal Register, which is expected by late June, with the exception that the customer notification obligations must be complied with within thirty days of the publication. The Company currently does not offer this service to all of its customers, as it was not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company has begun to address this issue with its telecommunication interconnection partners. However, the Company may not be able to offer E911 service to all of its customers, and, as a result, may need to cease from offering service in certain rate centers. The effect of this ruling could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe that it has exposure to material amounts of fees or penalties beyond what it has reserved for, if 8x8 is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its financial position, results of operations and cash flows.

The effect of potential future VoIP telephony laws and regulations on the Company's operations, including, but not limited to, Packet8, cannot be determined.

9. STOCKHOLDERS' EQUITY

Exchangeable Shares and Preferred Stock

In conjunction with the acquisition of U|Force, Inc. in June 2000, the Company agreed to issue up to 2,107,780 shares of 8x8 common stock upon the exchange or redemption of the exchangeable shares (the Exchangeable Shares) of Canadian entities held by employee shareholders of U|Force stock. The Exchangeable Shares held by U|Force employees were subject to certain restrictions, including the Company's right to repurchase the Exchangeable Shares if an employee departed the Company prior to vesting. Upon vesting, the Exchangeable Shares were convertible into 8x8 common stock on a 1-for-1 basis. The Company also issued one share of preferred stock (the Special Voting Share) that provided holders of Exchangeable Shares with voting rights that are equivalent to the shares of common stock into which their shares are convertible. Upon the dissolution of the remaining Canadian subsidiaries during fiscal 2006, the one share of preferred stock was retired.

1992 Stock Option Plan

The Board reserved 2,000,000 shares of the Company's common stock for issuance under the 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan expired in fiscal 2003.

1996 Stock Plan

In June 1996, the Board adopted the 1996 Stock Plan (the 1996 Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders subsequently authorized increases in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan of 500,000 shares in June 1997 and 2,000,000 shares in August 2000. The 1996 Plan also provides for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase was 1,000,000 shares in each of fiscal 2006, 2005 and 2004. To date, this provision has resulted in increases in shares reserved for issuance under the 1996 Plan totaling 7,535,967. The 1996 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant. The 1996 Plan expires in June 2006.

1996 Director Option Plan

The Company's 1996 Director Option Plan (the Director Plan) was adopted in June 1996 and became effective in July 1997. A total of 150,000 shares of common stock were initially reserved for issuance under the Director Plan. The Company's stockholders subsequently authorized an increase in the number of shares of common stock reserved for issuance under the Director Plan to 500,000 shares in August 2000, and 1,000,000 in July 2002. The Director Plan provides for both discretionary and periodic grants of nonstatutory stock options to non-employee directors of the Company (the Outside Directors). The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vest over a period of four years. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director. The Director Plan expires in June 2006.

1999 Nonstatutory Stock Option Plan

In fiscal 2000, the Board approved the 1999 Nonstatutory Stock Option Plan (the 1999 Plan) with 600,000 shares initially reserved for issuance thereunder. In fiscal 2001, the number of shares reserved for issuance was increased to 3,600,000 shares by the Board. Under the terms of the 1999 Plan, options may not be issued to either officers or directors of the Company provided, however, that options may be granted to an officer in connection with the officer's initial employment by the Company. Options generally vest over four years and expire ten years after grant. The 1999 Plan has not been approved by the stockholders of the Company. In May 2006, the Board cancelled the 1999 Plan, and no new grants may be made from the 1999 Plan.

2006 Stock Plan

In May 2006, the Board approved the Company's 2006 Stock Plan (the 2006 Plan) to replace the 1996 Plan, the Director Option Plan and the 1999 Plan. The 2006 Plan provides for option and restricted stock grants to employees, directors and consultants of the Company. The 2006 Plan must be approved by the stockholders of the Company before it can become effective.

Option Activity

Option activity under the Company's stock option plans since March 31, 2003, excluding the stock option plans of its subsidiaries, Netergy Microelectronics, Inc. (Netergy) and Centile, Inc. (Centile) is summarized as follows:

                                                                   Weighted
                                                        Shares      Average
                                           Shares     Subject to   Exercise
                                          Available    Options       Price
                                          for Grant  Outstanding   Per Share
                                         ----------- ------------  ---------
Balance at March 31, 2003...............  4,275,992    7,614,589  $    2.65
Change in options available for grant...    829,488           --         --
Granted................................. (2,420,000)   2,420,000       2.12
Exercised...............................         --   (1,445,438)      1.30
Returned to plan........................  2,375,843   (2,375,843)      2.64
                                         ----------- ------------
Balance at March 31, 2004...............  5,061,323    6,213,308       2.77
Change in options available for grant...    975,000           --         --
Granted................................. (1,860,500)   1,860,500       2.39
Exercised...............................         --     (251,610)      1.38
Returned to plan........................    676,462     (676,462)      5.06
                                         ----------- ------------
Balance at March 31, 2005...............  4,852,285    7,145,736       2.50
Change in options available for grant...    992,000           --         --
Granted................................. (2,401,500)   2,401,500       1.70
Exercised...............................         --      (59,898)      1.41
Returned to plan........................    616,620     (616,620)      2.18
                                         ----------- ------------
Balance at March 31, 2006...............  4,059,405    8,870,718  $    2.31
                                         =========== ============

Significant option groups outstanding at March 31, 2006 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

                         Options Outstanding               Options Exercisable
                    ----------------------------------  -------------------------
                                Weighted    Weighted                   Weighted
                                 Average    Average                     Average
                                Exercise   Remaining                   Exercise
 Range of Exercise                Price   Contractual                    Price
      Prices          Shares    Per Share Life (Years)     Shares      Per Share
------------------- ----------  --------- ------------  ------------  -----------
$ 0.01 to $ 1.32... 1,681,960  $    1.08          6.8     1,265,994  $      1.02
$ 1.42 to $ 1.72... 1,846,377  $    1.68          8.1       820,667  $      1.69
$ 1.73 to $ 1.87... 2,476,181  $    1.83          7.0     1,443,532  $      1.86
$ 1.88 to $ 3.35... 1,626,224  $    2.56          7.9       652,837  $      2.64
$ 3.41 to $14.94... 1,229,976  $    5.48          5.2     1,070,910  $      5.69
$18.00 to $18.00...    10,000  $   18.00          3.9        10,000  $     18.00
                    ----------                          ------------
                    8,870,718                             5,263,940
                    ==========                          ============

The Company recognizes deferred compensation over the related vesting period of the options (which is generally forty-eight months). The Company recognized stock compensation expense in fiscal 2006 and 2004 of $239,000 and $1,311,000, respectively. Stock compensation expense in fiscal 2005 was not significant. Stock compensation expense in fiscal 2006 was primarily comprised of $239,000 attributable to the change in option terms for a former employee director in connection with his resignation from the Board. Stock compensation expense in fiscal 2004 was comprised of: i) $1,165,000 attributable to the change in option terms for certain employees that terminated employment, ii) $143,000 attributable to a change in option terms for a director of the Company upon his resignation from the Board and iii) $3,000 of expense related to amortization of deferred compensation. Deferred compensation is subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

Netergy Microelectronics, Inc. 2000 Stock Option Plan

Netergy's 2000 Stock Option Plan (the Netergy Plan) was adopted in December 2000 by the Netergy Board of Directors with 5,000,000 shares reserved for issuance. The Netergy Plan provided for granting incentive stock options (ISO) to employees and nonstatutory stock options (NSO) to employees, directors, and consultants of Netergy. Options granted under the Netergy Plan were granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Netergy board of directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Option activity during each of the three years ended March 31, 2006, was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------

Balance at March 31, 2003..........  3,285,324   1,714,676  $    0.50
Returned to plan...................  1,714,676  (1,714,676)      0.50
                                    ----------- -----------
Balance at March 31, 2004..........  5,000,000          --         --
Termination of plan................ (5,000,000)         --         --
                                    ----------- -----------
Balance at March 31, 2005..........         --          --  $      --
                                    =========== ===========

In fiscal 2005, the Company terminated the Netergy Plan.

Centile, Inc. 2001 Stock Option Plan

Centile's 2001 Stock Option Plan (the Centile Plan) was adopted in March 2001 by the Centile Board of Directors with 4,500,000 shares reserved for issuance. The Centile Plan provided for granting ISOs to employees and NSOs to employees, directors, and consultants of Centile. Options granted under the Centile Plan were granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Centile Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Option activity during each of the three years ended March 31, 2006, was as follows:

                                                             Weighted
                                                  Shares      Average
                                      Shares    Subject to   Exercise
                                     Available    Options      Price
                                     for Grant  Outstanding  Per Share
                                    ----------- -----------  ---------

Balance at March 31, 2003..........  2,598,128   1,901,872  $    0.43
Returned to plan...................  1,901,872  (1,901,872)      0.43
                                    ----------- -----------
Balance at March 31, 2004..........  4,500,000          --         --
Termination of plan................ (4,500,000)         --         --
                                    ----------- -----------
Balance at March 31, 2005..........         --          --  $      --
                                    =========== ===========

In fiscal 2005, the Company terminated the Centile Plan.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Purchase Plan in 2003 and reactivated the Plan in fiscal 2005. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in an increase of 416,589 shares issuable under the Purchase Plan during the fiscal year ended March 31, 2003. During fiscal 2006 and 2005, 118,535 and 43,220 shares, respectively, were issued under the Purchase Plan. In May 2006, the Board approved a ten year extension of the Purchase Plan so that it would be effective until 2017. The extension of the Purchase Plan must be approved by the stockholders of the Company before it can become effective.

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

Certain pro forma disclosures

The Company accounts for its stock plans in accordance with the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock plans been determined based on the fair value of options at their grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2006         2005         2004
                                                  -----------  -----------  -----------
Net loss:
  As reported................................... $   (24,139) $   (19,148) $    (3,039)
  Pro forma..................................... $   (26,700) $   (21,569) $    (3,841)
Basic and diluted loss per share:
  As reported................................... $     (0.43) $     (0.43) $     (0.09)
  Pro forma..................................... $     (0.48) $     (0.49) $     (0.12)

For the purposes of the disclosure above, the fair value of each of the Company's option grants, excluding those options issued under the Netergy and Centile Plans, has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2006         2005         2004
                                                  -----------  -----------  -----------
Expected volatility.............................         135%         142%         174%
Expected dividend yield.........................          --           --           --
Risk-free interest rate.........................  3.8% to 4.7% 3.7% to 4.3% 2.5% to 3.6%
Weighted average expected option term...........   3.5 years     5 years     4.9 years
Weighted average fair value of options granted.. $      1.34  $      2.11  $      2.02

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

                                                  Year Ended
                                                   March 31,
                                                     2003
                                                  -----------
Expected volatility.............................          81%
Expected dividend yield.........................          --
Risk-free interest rate.........................  2.8% to 4.8%
Weighted average expected option term...........   5.16 years
Netergy weighted average fair value
  of options granted............................ $      0.34
Centile weighted average fair value
  of options granted............................ $      0.29

For the purpose of providing pro forma disclosures for the fiscal years during which the Purchase Plan was in effect, the estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                        Year Ended
                                                  ------------------------
                                                   March 31,    March 31,
                                                     2006         2005
                                                  -----------  -----------
Expected volatility.............................         135%         141%
Expected dividend yield.........................          --           --
Risk-free interest rate.........................        3.95%        1.79%
Weighted average expected rights term...........  0.72 years   0.5 years
Weighted average fair value of rights
  granted....................................... $      1.14  $      0.33

10. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contributions were made in fiscal 2006, 2005 or 2004. The Savings Plan does not allow employee contributions to be invested in 8x8 common stock.

11. SEGMENT REPORTING

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

The following table presents net revenues by groupings of similar products (in thousands).

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2006         2005         2004
                                                  -----------  -----------  -----------
Revenues:
  Packet8 service, equipment and other.......... $    31,221  $    10,006  $     1,306
  Semiconductors and related software...........         624        1,348        7,730
  Hosted iPBX solutions.........................          47          121          272
                                                  -----------  -----------  -----------
          Total revenues........................ $    31,892  $    11,475  $     9,308
                                                  ===========  ===========  ===========

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

                                                          Year Ended March 31,
                                                  -------------------------------------
                                                     2006         2005         2004
                                                  -----------  -----------  -----------
United States................................... $    31,141  $    10,472  $     2,728
Europe..........................................         291          646        1,309
Taiwan..........................................         127          157        4,163
Japan...........................................           1           --          568
Other...........................................         332          200          540
                                                  -----------  -----------  -----------
                                                 $    31,892  $    11,475  $     9,308
                                                  ===========  ===========  ===========

The majority of the Company's long-lived assets were located in the United States. Long-lived assets consist primarily of property and equipment. The following table illustrates long-lived assets by country (in thousands):

                                                                        March 31,
                                                                ------------------------
                                                                    2006         2005
                                                                -----------  -----------
                                                                    (in thousands)
United States................................................. $     3,069  $     1,784
France........................................................           2            4
                                                                -----------  -----------
                                                               $     3,071  $     1,788
                                                                ===========  ===========

No customer represented more than 10% of our total revenues in fiscal 2006 or 2005. Two customers represented more than 10% of our total revenues in fiscal 2004. These customers represented 26% and 16% of our total revenues.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                                    Additions
                                                          Balance   Charged to
                                                            at       Costs,                Balance
                                                         Beginning  Expenses               at End
Description                                               of Year   and Other  Deductions  of Year
-------------------------------------------------------  ---------  ---------  ---------  ---------
Year ended March 31, 2004:
   Allowance for doubtful accounts..................... $     141  $      --  $       6  $     135
   Valuation allowance for deferred tax assets.........    50,576      3,614         --     54,190
Year ended March 31, 2005:
   Allowance for doubtful accounts.....................       135         --         67         68
   Valuation allowance for deferred tax assets.........    54,190      6,704         --     60,894
Year ended March 31, 2006:
   Allowance for doubtful accounts.....................        68          5         18         55
   Valuation allowance for deferred tax assets.........    60,894      9,647         --     70,541

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                        QUARTER ENDED
                                        ------------------------------------------------------------------------------
                                        March 31, Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                                          2006      2005      2005      2005      2005      2004      2004      2004
                                        --------  --------  --------  --------  --------  --------  --------  --------
Service revenues...................... $  8,629  $  6,769  $  5,719  $  4,996  $  3,440  $  2,332  $  1,843  $  1,471
Product revenues......................    1,712     1,714     1,344     1,009       471       632       690       596
                                        --------  --------  --------  --------  --------  --------  --------  --------
Total revenues........................   10,341     8,483     7,063     6,005     3,911     2,964     2,533     2,067
                                        --------  --------  --------  --------  --------  --------  --------  --------
Operating expenses:
  Cost of service revenues............    4,177     3,326     2,795     2,069     1,703     1,442     1,171       879
  Cost of product revenues ...........    2,733     3,357     2,537     2,105     1,685     1,073       876       912
  Research and development............    1,676     1,470     1,446     1,324     1,064       784       684       577
  Selling, general, and
    administrative....................    8,712     7,244     6,042     5,865     6,750     5,650     3,622     2,512
                                        --------  --------  --------  --------  --------  --------  --------  --------
        Total operating expenses......   17,298    15,397    12,820    11,363    11,202     8,949     6,353     4,880
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations..................   (6,957)   (6,914)   (5,757)   (5,358)   (7,291)   (5,985)   (3,820)   (2,813)
Other income, net.....................      311       125       189       222       118       145        71       224
Benefit for income taxes..............       --        --        --        --       183        --        --        20
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net loss.............................. $ (6,646) $ (6,789) $ (5,568) $ (5,136) $ (6,990) $ (5,840) $ (3,749) $ (2,569)
                                        ========  ========  ========  ========  ========  ========  ========  ========
Net loss per share:
  Basic............................... $  (0.11) $  (0.12) $  (0.10) $  (0.10) $  (0.14) $  (0.13) $  (0.09) $  (0.07)
  Diluted.............................    (0.11)    (0.12)    (0.10)    (0.10)    (0.14)    (0.13)    (0.09)    (0.07)
Shares used in per share calculations:
  Basic...............................   61,105    54,836    53,871    53,823    48,988    46,718    43,134    38,690
  Diluted.............................   61,105    54,836    53,871    53,823    48,988    46,718    43,134    38,690

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006 as stated in their report which appears in Item 8 of this Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2006 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this is included in the 2006 Proxy Statement under the captions "Election of Directors -- Nominees," "Additional Information -- Executive Officers," "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the 2006 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Additional Information -- Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the 2006 Proxy Statement under the captions "Additional Information -- Security Ownership" and "Additional Information -- Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is set forth in the 2006 Proxy Statement under the captions "Additional Information -- Employment Contracts and Termination of Employment and Change in Control Arrangements," "Additional Information -- Compensation Committee Interlocks and Insider Participation," "Additional Information -- Report of the Compensation Committee of the Board of Directors" and "Additional Information -- Stock Performance Graph" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is set forth in the 2006 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fee Information" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The information required by this item is included in Item 8.

(a)(2) Financial Statement Schedules. The information required by this item is included in Item 8.

(a)(3) Exhibits. The documents listed on the Exhibit Index appearing in this Report are filed herewith or hereby incorporated by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on June 14, 2006.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	June 14, 2006
/s/ JAMES SULLIVAN James Sullivan	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	June 14, 2006
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	June 14, 2006
/s/ CHRISTOPHER MCNIFFE Christopher McNiffe	Director	June 14, 2006
/s/ JOSEPH PARKINSON Joseph Parkinson	Director	June 14, 2006
/s/ DONN WILSON Donn Wilson	Director	June 14, 2006

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.2 (b)	Bylaws of Registrant.
3.4 (c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
10.1 (a)	Form of Indemnification Agreement.
10.2 (a)	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (d)	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (a)	1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (e)	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.6 (f)	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (g)	Sublease dated September 29, 2004 between the Registrant and SafeNet, Inc.
10.8	Agreement dated January 22, 2006 between the Registrant and Dr. Barry Andrews.
21.1	Subsidiaries of Registrant. PDF
23.1	Consent of Independent Registered Public Accounting Firm. PDF
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF

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

(h) Incorporated by reference to exhibit 10.1 filed in response to Item 9.01 "Exhibits" of the Registrant's Report on Form 8-K filed on January 26, 2006.