Form 10-Q
period 2006-06-30
8X8 INC /DE/
filed 2006-08-09
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

      The number of shares of the Registrant's Common Stock outstanding as of August 1, 2006 was 61,284,431.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                        June 30,       March 31,
                                                          2006            2006
                                                     --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $        6,090  $        6,259
  Short-term investments ..........................          9,730          12,726
  Accounts receivable, net ........................            792             776
  Inventory .......................................          2,685           1,738
  Deferred cost of goods sold .....................            740           1,542
  Other current assets ............................            737             774
                                                     --------------  --------------
    Total current assets ..........................         20,774          23,815
Long-term investments .............................          1,986           3,972
Property and equipment, net .......................          3,230           3,071
Other assets ......................................            260             262
                                                     --------------  --------------
                                                    $       26,250  $       31,120
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        4,933  $        4,907
  Accrued compensation ............................            922             937
  Accrued warranty ................................            329             301
  Deferred revenue ................................          2,139           2,493
  Other accrued liabilities .......................          2,714           2,319
                                                     --------------  --------------
    Total current liabilities .....................         11,037          10,957
                                                     --------------  --------------

Other liabilities..................................            195              70
                                                     --------------  --------------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock ....................................             61              61
  Additional paid-in capital ......................        215,735         215,072
  Accumulated other comprehensive loss ............            (32)            (35)
  Accumulated deficit .............................       (200,746)       (195,005)
                                                     --------------  --------------
    Total stockholders' equity ....................         15,018          20,093
                                                     --------------  --------------
                                                    $       26,250  $       31,120
                                                     ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
Service revenues .................................... $   9,877  $   4,996
Product revenues ....................................     2,394      1,009
                                                       ---------  ---------
   Total revenues ...................................    12,271      6,005
                                                       ---------  ---------
Operating expenses:
  Cost of service revenues ..........................     4,762      2,069
  Cost of product revenues ..........................     2,928      2,105
  Research and development ..........................     1,360      1,324
  Selling, general and administrative ...............     9,205      5,865
                                                       ---------  ---------
   Total operating expenses .........................    18,255     11,363
                                                       ---------  ---------
Loss from operations ................................    (5,984)    (5,358)
Other income, net ...................................       243        222
                                                       ---------  ---------
Net loss ............................................ $  (5,741) $  (5,136)
                                                       =========  =========

Net loss per share:
Basic and diluted.................................... $   (0.09) $   (0.10)
                                                       =========  =========
Weighted average number of shares:
Basic and diluted....................................    61,138     53,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                       2006        2005
                                                                    ----------  ----------
Cash flows from operating activities:
Net loss ......................................................... $   (5,741) $   (5,136)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization .............................        290         138
       Stock compensation ........................................        663          25
       Other .....................................................         87          18
Changes in assets and liabilities.................................        198      (1,519)
                                                                    ----------  ----------
      Net cash used in operating activities ......................     (4,503)     (6,474)
                                                                    ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ...........................       (624)       (441)
   Purchase of short-term investments ............................         --      (3,489)
   Sale of short-term investments ................................         --         350
   Maturities of short-term investments ..........................      4,950       1,000
   Sale of property and equipment ................................         13          --
                                                                    ----------  ----------
      Net cash provided by (used in) investing activities ........      4,339      (2,580)
                                                                    ----------  ----------
Cash flows from financing activities:
   Capital lease payments ........................................         (5)         (3)
   Proceeds from common stock offerings, net .....................         --         (16)
                                                                    ----------  ----------
       Net cash used in financing activities .....................         (5)        (19)
                                                                    ----------  ----------
Net decrease in cash and cash equivalents ........................       (169)     (9,073)
Cash and cash equivalents at the beginning of the period .........      6,259      22,515
                                                                    ----------  ----------
Cash and cash equivalents at the end of the period ............... $    6,090  $   13,442
                                                                    ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease............................ $       10  $      100
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

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2007 refers to the fiscal year ending March 31, 2007).

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

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2006. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

The Condensed Consolidated Balance Sheet dated as of March 31, 2006 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2006 and notes thereto included in the Company's fiscal 2006 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Packet8 Service Revenue

Historically, the Company had deferred revenue recognition of new subscriber revenue from its Packet8 service offerings for up to thirty days to ensure that the customer's thirty day trial period had expired and the customer did not cancel the service. In June 2006, the Company established it had sufficient history to make reasonable estimates of cancellations and began recognizing new subscriber revenue in the month the new order was shipped, net of an allowance for expected cancellations. The allowance for returns is based on the Company's historical experience as it has been providing the Packet8 service for more than two years. As a result of the change, the Company recognized an additional $68,000 of new order service revenue, $280,000 of new order product revenue and $466,000 of new order cost of product during the first quarter of fiscal 2007.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter or videophone and subscriber services. Subsequent to the subscriber's initial purchase of the service, revenues allocated to the desktop terminal adapter or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the thirty day trial period. All other revenues are recognized when the related services are provided.

Deferred cost of goods sold represents the cost of products sold for which the distributor has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

Accounting for Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to April 1, 2006, the Company accounted for stock-based awards in accordance with APB25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was generally recognized in the Company's Condensed Consolidated Statements of Operations since the exercise price of the Company's employee stock option grant generally equaled the fair market value of the underlying common stock on the date of grant. However, to the extent awards were granted either below fair market value or were modified which required a re-measurement of compensation costs, the Company recorded compensation expense.

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the first quarter of fiscal 2007 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the first quarter of fiscal 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of changing from using the impact of estimated forfeitures to actual forfeitures was not material. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Stock Option Plans The Company has several stock-based compensation plans (the "Plans") that are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. As of June 30, 2006, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under the Plans. Options which generally vest over four years are granted at fair market value on the date of the grant and generally expire ten years from that date.

Option activity since March 31, 2006 is summarized as follows:

                                                                      Weighted
                                                         Shares        Average
                                            Shares     Subject to     Exercise
                                          Available      Options        Price
                                          for Grant    Outstanding    Per Share
                                         ------------ -------------  -----------
Balance at March 31, 2006...............   4,059,405     8,870,718  $      2.31
Changes in options available for grant..   1,000,000            --           --
Granted.................................  (1,825,200)    1,825,200         1.44
Exercised...............................          --            --           --
Return to plan..........................     535,134      (535,134)        2.00
Termination of plan.....................  (3,769,339)           --           --
                                         ------------ -------------
Balance at June 30, 2006................          --    10,160,784  $      2.17
                                         ============ =============

The 1996 Plan also provides for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase on the first day of the Company's fiscal year 2007 was 1,000,000 shares.

During the period ended June 30, 2006, stock options to purchase 3,769,339 shares were cancelled, but did not become available for future stock option grants due to the expiration of these shares under the 1996 Stock Plan and the 1996 Director Option Plan.

The following table summarizes the stock options outstanding and exercisable at June 30, 2006:

                                Options Outstanding                          Options Exercisable
                  ------------------------------------------------ ----------------------------------
                                 Weighted   Weighted                            Weighted
                                 Average     Average                            Average
                                 Exercise   Remaining   Aggregate               Exercise   Aggregate
                                  Price    Contractual  Intrinsic                Price     Intrinsic
                     Shares     Per Share  Life (Years)   Value      Shares    Per Share     Value
                  ------------  ---------- -----------  ---------- ----------  ----------  ----------
$0.01 - $1.48....   3,210,341  $     1.24        8.15  $  144,788  1,364,377  $     1.04  $  137,113
$1.54 - $1.73....   2,093,314  $     1.68        8.10          --    974,865  $     1.70          --
$1.78 - $1.87....   2,193,180  $     1.84        6.55          --  1,466,094  $     1.87          --
$1.88 - $3.67....   2,067,973  $     2.84        6.79          --  1,238,498  $     3.02          --
$4.00 - $18.00...     595,976  $     7.83        4.64          --    528,891  $     8.24          --
                  ------------                          ---------- ----------              ----------
                   10,160,784                          $  144,788  5,572,725              $  137,113
                  ============                          ========== ==========              ==========

As of June 30, 2006, there were $4.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.56 years.

When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three months ended June 30, 2005, we used historical volatility of our stock over a period equal to the expected life of the options to estimate their fair value. In light of Staff Accounting Bulletin (SAB) No. 107 ("SAB 107"), the Company estimated the fair value of options granted during the three months ended June 30, 2006 using the historical volatility of our stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three months ended June 30:

                                                               Three Months Ended
                                                                    June 30,
                                                            ------------------------
                                                               2006        2005 *
                                                            -----------  -----------
Expected volatility.......................................          92%         136%
Expected dividend yield...................................          --           --
Risk-free interest rate...................................        4.98%        3.87%
Weighted average expected option term.....................  3.33 years   3.49 years
Weighted average fair value of options granted............ $      0.90  $      1.25

* The weighted average assumptions for the three months ended June 30, 2005 were determined in accordance with SFAS No. 123.

The Company recorded $632,000 of compensation expense relative to stock options for the quarter ended June 30, 2006 in accordance with FAS 123(R).

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $31,000 for the quarter ended June 30, 2006 in accordance with SFAS 123(R).

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                               Three Months Ended
                                                                    June 30,
                                                            ------------------------
                                                               2006         2005
                                                            -----------  -----------
Expected volatility.......................................         135%         141%
Expected dividend yield...................................          --           --
Risk-free interest rate...................................        3.95%        1.79%
Weighted average expected option term.....................  0.72 years    0.5 years
Weighted average fair value of options granted............ $      1.14  $      0.33

As of June 30, 2006, there was $21,000 of total unrecognized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.2 years.

Impact of adoption of SFAS No. 123(R)

The components of the Company's actual and pro forma stock-based compensation expense and the impact to the net loss per share are summarized below (in thousands, except per share amounts):

                                                               Three Months Ended
                                                                    June 30,
                                                            ------------------------
                                                              Actual      Pro Forma
                                                               2006        2005(1)
                                                            -----------  -----------
Employee stock options.................................... $       632  $       561
Employee stock purchase...................................          31           17
                                                            -----------  -----------
                                                           $       663  $       578
                                                            ===========  ===========

Impact to basic and diluted net loss per share............ $      0.01  $      0.01
                                                            ===========  ===========

(1) Stock-based compensation for the three months ended June 30, 2005 was calculated based on the pro forma application of SFAS No. 123, and was not included in the Condensed Consolidated Statements of Operations.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended June 30, 2006 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for the three months ended June 30, 2006 which was recorded as follows (in thousands):

                                                                 Three
                                                              Months Ended
                                                               June 30,
                                                                 2006
                                                              -----------
Cost of service revenues ................................... $        42

                                                              -----------
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax.........         663

Tax benefit                                                           --
                                                              -----------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax...... $       663
                                                              ===========

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25. The Company also followed the disclosure requirements of SFAS No. 123. The following table reflects the pro forma net loss and net loss per share for the three months ended June 30, 2005 (in thousands, except per share amounts):

                                                                 Three
                                                              Months Ended
                                                               June 30,
                                                                 2005
                                                              -----------
Net loss, as reported (1) .................................. $    (5,136)

Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123 (2)......        (578)
                                                              -----------
Pro forma net loss (3) ..................................... $    (5,714)
                                                              ===========
Basic and diluted net loss per share:
     As reported ........................................... $     (0.10)
     Pro forma (3) ......................................... $     (0.11)

(1) Net loss and net loss per share for the period ended June 30, 2005 did not include stock-based compensation for employee stock options and employee stock purchases under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2) Stock-based compensation for the period ended June 30, 2005 is calculated based on the pro forma application of SFAS No. 123.

(3) Net loss and net loss per share for the period ended June 30, 2005 represents the pro forma information based on SFAS No. 123.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The Company adopted this standard in the quarter ended June 30, 2006 and the adoption will only impact the Consolidated Financial Statements in period in which a change in accounting principle is made.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06-03"). The Company is required to adopt the provisions of EITF No. 06-03 in the first quarter of fiscal 2008. The Company currently reports revenue net of taxes collected and remitted to governmental authorities. The Company does not expect the adoption of the provisions of EITF No. 06-03 in the first quarter of fiscal 2008 to have a material impact on its results of operations and financial condition.

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company expects to adopt FIN 48 in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

3. BALANCE SHEET DETAIL

                                                           June 30,       March 31,
                                                             2006           2006
                                                         -------------  -------------
Inventory (in thousands):
   Work-in-process .................................... $       1,667  $       1,192
   Finished goods .....................................         1,018            546
                                                         -------------  -------------
                                                        $       2,685  $       1,738
                                                         =============  =============

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three months ended June 30, 2006 and 2005, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
Common stock options ................................    10,161      7,912
Warrants ............................................     8,417      6,292
                                                       ---------  ---------
                                                         18,578     14,204
                                                       =========  =========

5. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non- owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three months ended June 30, 2006 and 2005, was as follows (in thousands):

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
Net loss, as reported................................ $  (5,741) $  (5,136)
Unrealized gain (loss) on investments in securities..         3          3
Less: reclassification adjustment for gain
   (loss) included in net loss.......................        --         (6)
                                                       ---------  ---------
Comprehensive loss................................... $  (5,738) $  (5,139)
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

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
Packet8 and videophones/equipment.................... $  12,208  $   5,666
Semiconductors and related software..................        52        335
Hosted iPBX solutions................................        11          4
                                                       ---------  ---------
   Total revenues ................................... $  12,271  $   6,005
                                                       =========  =========

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2006 or 2005. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
   Americas..........................................        99%        96%
   Europe............................................         1%         4%
                                                       ---------  ---------
                                                            100%       100%
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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the three months ended June 30, 2006 were as follows (in thousands):

                                                             Three
                                                         Months Ended
                                                           June 30,
                                                             2006
                                                         -------------
Balance at beginning of period......................... $         301
Accruals for warranties................................           117
Settlements............................................           (89)
Changes in estimates...................................            --
                                                         -------------
Balance at end of period............................... $         329
                                                         =============

Standby letters of credit.

The Company has a standby letter of credit totaling $250,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank. This letter of credit is recorded in the other assets line items in the condensed consolidated balance sheets.

Leases

At June 30, 2006, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $         361
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,550
                                                         =============

In April 2005 and in June 2006, the Company entered into a series of noncancelable five and four year capital lease agreements, respectively, for office equipment bearing interest at various rates. At June 30, 2006, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $          21
   2008................................................            28
   2009................................................            28
   2010................................................            28
   2011................................................             2
                                                         -------------
Total minimum payments.................................           107
Less: Amount representing interest.....................           (12)
                                                         -------------
                                                                   95
Less: Short-term portion of capital lease obligations..           (23)
                                                         -------------
Long-term portion of capital lease obligations......... $          72
                                                         =============

Capital leases included in office equipment were $118,000 at June 30, 2006. Total accumulated depreciation was $25,000 at June 30, 2006. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a minimum monthly commitment effective June 1, 2006 for twenty four months with one of its third party network service provider vendors. The monthly minimum payment under the contract is $400,000 for twenty four months.

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

State and Municipal Taxes

Currently, the Company does not collect or remit state or municipal taxes (such as sales and use, excise and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, except that the Company collects and remits California sales tax. The Company has received inquiries or demands from a few states and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states the Company will begin to remit fees to appropriate state agencies in fiscal 2007. The Company had recorded a reserve of $189,000 and $109,000 for three months ended June 30, 2006 and 2005, respectively as its best estimate of the probable tax exposure for retroactive assessments. The Company believes the estimated exposure for retroactive assessments is $919,000 as of June 30, 2006, which is recorded in the other accrued liabilities line item in the consolidated balance sheets.

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

On June 21, 2006, the FCC expanded the base of Universal Service Fund (USF) contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue. The Company may calculate its contribution based on the safe harbor or by submitting a traffic study that is subsequently approved by the FCC. The Company submitted a traffic study to the FCC on July 18, 2006. The FCC has not responded to the Company. The Company is required to begin contributions on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, the Company will be required to contribute to the USF for its subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The Company currently plans to charge its subscribers a USF fee equal to the USF contribution amounts it must contribute beginning October 1, 2006 based upon its subscribers' retail revenues. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

On May 19, 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking ("NPRM") that requires VoIP providers that interconnect with the public switched telephone network ("PSTN"), or interconnected VoIP providers, to provide emergency 911 ("E911") service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding (the "VoIP E911 Order"). As a result of the VoIP E911 Order, interconnected VoIP providers are required to offer the E911 emergency calling capabilities present on traditional switched and cellular phone lines. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, through the PSTN's legacy wireline selective router, which is used to deliver E911 calls, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the VoIP service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM. The VoIP E911 Order mandates that existing and prospective customers must be notified, prominently and in plain language, of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP E911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. On July 26, 2005 the FCC issued guidance to all interconnected VoIP providers regarding the July 29, 2005 notification deadline. In this guidance, the FCC determined that it would not initiate enforcement action until August 30, 2005, against any provider of interconnected VoIP service regarding the requirement that it obtain affirmative acknowledgement by every existing subscriber on the condition that the provider file a detailed report with the Commission by August 10, 2005, containing a variety of detailed descriptions. The FCC's notice further stated that it expected interconnected VoIP providers who had not received subscriber acknowledgements from one hundred percent of existing subscribers by August 29, 2005 to disconnect, no later than August 30, 2005, all subscribers from whom it had not received such acknowledgement. To date, the Company has filed the status reports requested by the FCC, and suspended service of an insignificant number of subscribers on August 30, 2005. The Company also filed a VoIP E911 compliance report, as required by the FCC, on November 28, 2005. As was detailed in the compliance report, the Company currently cannot offer E911 services that route directly to a local PSAP to all of its customers, as the direct interconnection to local PSAPs is not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company is addressing this issue with its telecommunication interconnection partners. On November 28, 2005, the Company began routing certain nomadic 911 calls and 911 calls that cannot be directly connected to a local PSAP, along with location information, to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct PSAP or first responder, The FCC may determine that the Company's nomadic E911 solution does not satisfy the requirements of the VoIP E911 order because, in some instances, the Company will not be able to connect Packet8 subscribers directly to a PSAP. In this case, the FCC could require the Company to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other state agency or task force against the Company could have a material adverse effect on the Company's financial position, results of operations and cash flows. On January 1, 2006, the Company began charging its customers a monthly fee of $1.99 for E911 services on all Packet8 phone numbers capable of placing outbound calls in order to recoup some of the expenses associated with providing nationwide, nomadic E911 service. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in providing E911 services or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The Order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance within eighteen months of September 23, 2005. The FCC also stated that, in the coming months, it will release another order that will address separate questions regarding the assistance capabilities required of the providers covered by the August 5, 2005 order. On May 3, 2006, the FCC adopted a second order, which clarifies that the FCC will not establish standards for VoIP providers to comply with CALEA. Instead, the FCC directs law enforcement agencies, experts and the industry to develop the standards. The FCC's order clarifies that VoIP providers may use third party vendors to comply with the requirements of CALEA. On July 6, 2006, the FCC established August 4, 2006 as the effective date for its order requiring interconnected VoIP providers to comply with CALEA. The FCC stated, however, that the effective date of those rules that established reporting requirements will be delayed until the FCC receives approval from the Office of Management and Budget to collect such paperwork. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

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

On March 7, 2006, the Attorney General of Missouri sent us an investigative demand for information related to our provisioning and marketing of E911 services since January 1, 2005. We submitted our response on March 31, 2006 and, to date, have received no response from the Attorney General.

In May 2005, we received a notice from the City of Chicago that we were being investigated for non-compliance with Chicago tax laws, as we are not collecting and remitting Chicago's Telecommunications Tax. In addition, the notice requested that we complete a questionnaire. We completed the questionnaire received and disputed the applicability of this tax to Packet8 services.

On April 7, 2005, the California Public Utilities Commission (CPUC) instituted a rulemaking to assess and revise the regulation of all telecommunications utilities in California except for small incumbent local exchange carriers (ILECs). The primary goal of this proceeding is to develop a uniform regulatory framework for all telecommunications utilities, except small ILECs, to the extent that it is feasible and in the public interest to do so. While not specifically directed at VoIP, it is unclear at this time what impact this new rulemaking will have on the CPUCs classification or treatment of VoIP services. In late 2004 and early 2005, the Company received notices from multiple municipalities in California that the Packet8 service is subject to utility user taxes, as defined in the respective municipal codes. The notices require that the Company begin collecting and remitting utility user taxes no later than January 1, 2005. The Company has responded to and disputed the municipalities' assertions.

In January 2005, we received a letter from the Municipal Association of South Carolina, or MASC, an association representing multiple municipalities in South Carolina. The MASC asserts that we are subject to a business license tax applied to telecommunications companies doing business within the participating municipalities' corporate limits. We have responded to the MASC regarding their assertion.

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

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services (collectively, Packet8). We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, and launched the Packet8 Virtual Office business service offering in March 2004. As of June 30, 2006, we had approximately 151,000 Packet8 subscriber lines in service as compared to 133,000 lines at March 31, 2006. Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technologies.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2006 refers to the fiscal year ending March 31, 2006).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation Expense

On April 1, 2006, we adopted SFAS No. 123(R), which establishes standards for the accounting for equity instruments exchanged for employee services, on a modified prospective basis. The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for the three months ended June 30, 2006 which was recorded as follows (in thousands):

                                                                 Three
                                                              Months Ended
                                                               June 30,
                                                                 2006
                                                              -----------
Cost of service revenues ................................... $        42

                                                              -----------
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax.........         663

Tax benefit                                                           --
                                                              -----------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax...... $       663
                                                              ===========

Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the first quarter of fiscal 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three months ended June 30:

                                                               Three Months Ended
                                                                    June 30,
                                                            ------------------------
                                                               2006        2005 *
                                                            -----------  -----------
Expected volatility.......................................          92%         136%
Expected dividend yield...................................          --           --
Risk-free interest rate...................................        4.98%        3.87%
Weighted average expected option term.....................  3.33 years   3.49 years
Weighted average fair value of options granted............ $      0.90  $      1.25

* The weighted average assumptions for the three months ended June 30, 2005 were determined in accordance with SFAS No. 123.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  We adopted SFAS No. 154 in the first quarter of fiscal 2007.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06-03"). We are required to adopt the provisions of EITF No. 06-03 in the first quarter of fiscal 2008. We currently report revenue net of taxes collected and remitted to governmental authorities. We do not expect the adoption of the provisions of EITF No. 06-03 in the first quarter of fiscal 2008 to have a material impact on our results of operations and financial condition.

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We expect to adopt FIN 48 in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to our opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

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

Average monthly revenue per line: Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

                                                     June 30,
                                               --------------------   Dollar    Percent
Service revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   9,877  $   4,996  $   4,881      97.7%
  Percentage of total revenues...............      80.5%      83.2%

Revenues

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and VoIP technology licenses and any royalties earned under such licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues on a going forward basis. The increase for the first quarter of fiscal 2007 was primarily due to a $4.9 million increase in revenues attributable to our Packet8 service due to the growth in the subscriber base. In addition, we began charging a monthly regulatory recovery fee of $1.50 per line effective May 2005 and a monthly emergency 911 service cost recovery fee of $1.99 per line effective in January 2006. As of June 30, 2006, we had 151,000 Packet8 subscriber lines in service as compared to 73,000 lines at June 30, 2005.

Our average revenue per line, or ARPU, decreased to $28.76 for the first fiscal quarter of 2007 compared to $29.70 for the same period of fiscal 2006. The decrease was primarily attributed to a reduction in sales of videophones in the first fiscal quarter of 2007 compared to the same period of fiscal 2006.

Churn approximated 4.1% for the first fiscal quarter of 2007 and 2.6% for the same period of fiscal 2006. The increase in churn was due to a one-time change in our collection policies and procedures in the first fiscal quarter of 2007. We have reduced the number of months a subscriber may remain on our service without paying for the service. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

Prior to the first fiscal quarter of 2007, we had deferred revenue recognition of new Packet8 subscriber revenue for up to thirty days to ensure that the thirty day trial period had expired and customer had not cancelled the service. In the first fiscal quarter of 2007, we determined that we had sufficient operating history to calculate an expected rate of return and accordingly have recorded an allowance for returns from new order revenue recognized. As a result of the change in our revenue recognition policy, we recognized an additional $68,000 of new order service revenue and $280,000 of new order product revenue during the first quarter of fiscal 2007.

                                                     June 30,
                                               --------------------   Dollar    Percent
Product revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   2,394  $   1,009  $   1,385     137.3%
  Percentage of total revenues...............      19.5%      16.8%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. The increase for the first quarter of fiscal 2007 was primarily attributable to a $1.6 million increase for product revenues attributable to the Packet8 service due to the growth in the subscriber base. This increase is partially offset by a $214,000 decrease in sales of VoIP semiconductors. We completed our last shipment of VoIP semiconductors during the first fiscal quarter of fiscal 2006, and do not expect to record any future revenues from sales of semiconductor products.

Prior to the first fiscal quarter of 2007, we had deferred revenue recognition of new Packet8 subscriber revenue for up to thirty days to ensure that the thirty day trial period had expired and customer had not cancelled the service. In the first fiscal quarter of 2007, we determined that we had sufficient operating history to calculate an expected rate of return and accordingly have recorded an allowance for returns from new order revenue recognized. As a result of the change in our revenue recognition policy, we recognized an additional $68,000 of new order service revenue and $280,000 of new order product revenue during the first quarter of fiscal 2007.

No customer represented greater than 10% of our total revenues for the three months ended June 30, 2006 and 2005. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
   Americas..........................................        99%        96%
   Europe............................................         1%         4%
                                                       ---------  ---------
                                                            100%       100%
                                                       =========  =========

Cost of Service Revenues

                                                     June 30,
                                               --------------------   Dollar    Percent
Cost of service revenues                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   4,762  $   2,069  $   2,693     130.2%
  Percentage of license and service revenues.      48.2%      41.4%

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. The increase in cost of service revenues for the three months ended June 30, 2006 as compared to the comparable period in the prior year was attributable to a $2.7 million increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base, respectively.

Cost of Product Revenues

                                                     June 30,
                                               --------------------   Dollar    Percent
Cost of product revenues                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   2,928  $   2,105  $     823      39.1%
  Percentage of product revenues.............     122.3%     208.6%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The increase in the cost of product revenues for the first quarter of fiscal 2007 as compared to the prior year quarter was primarily due to a $0.9 million increase attributable to equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 cost of product revenues was partially offset by a $65,000 decrease in cost of revenues for semiconductor products due to the decrease in sales of such products during the first quarter of fiscal 2006 due to the end of life of these products initiated in fiscal 2004.

Prior to the first fiscal quarter of 2007, we deferred the cost of product revenues of new Packet8 subscriber for up to thirty days to ensure that the thirty day trial period had expired and the customer had not cancelled the service. In June 2006, we determined that we had sufficient history to calculate an expected rate of return and accordingly have recorded an allowance for sales returns from new order revenue. As a result of the change in the revenue recognition policy, we recognized an additional $466,000 of new order cost of product revenue during the first quarter of fiscal 2007.

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

Research and Development Expenses

                                                     June 30,
                                               --------------------   Dollar    Percent
Research and development                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,360  $   1,324  $      36       2.7%
  Percentage of total revenues...............      11.1%      22.0%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The increase in research and development expenses for the first quarter of fiscal 2007 as compared to the comparable period in the prior year was primarily attributable to a $175,000 increase in SFAS 123(R) stock option expense charges.

Selling, General and Administrative Expenses

                                                     June 30,
                                               --------------------   Dollar    Percent
Selling, general and administrative              2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   9,205  $   5,865  $   3,340      56.9%
  Percentage of total revenues...............      75.0%      97.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. The increase in selling, general and administrative expenses for the first quarter of fiscal 2007 as compared to the comparable period in the prior year was primarily attributable to a $533,000 increase in personnel costs due to additional employee and contractor headcount to support the growth of our Packet8 service, primarily for the increase in staffing customer service positions, a $893,000 increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service, a $778,000 increase in advertising, and a $263,000 increase in credit card processing fees. The increase was also impacted by a $440,000 increase in SFAS 123(R) stock option expense charges.

Subscriber acquisition costs increased to $135 per customer for the first fiscal quarter of 2007 from $132 per customer for the comparable period in fiscal 2006. Subscriber acquisition costs increased for the first fiscal quarter of 2007 compared to the first fiscal quarter of fiscal 2006 due to an increase in overall marketing spending and higher one-time bounty payments to sales agents.

Other Income, Net

                                                     June 30,
                                               --------------------   Dollar    Percent
Other income, net                                2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $     243  $     222  $      21       9.5%
  Percentage of total revenues...............       2.0%       3.7%

The increase in other income for the first quarter of fiscal 2007 as compared to the prior year was primarily due to higher interest rates on our cash balances as these funds were invested in marketable securities. In the first fiscal quarter of 2007, other income, net was primarily comprised of interest and investment income earned on our cash, cash equivalents and investment balances.

Provision for Income Taxes

There were no tax provisions recorded during the three month period ended June 30, 2006 and 2005, due to year to date net losses incurred. No tax provisions have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

At June 30, 2006, we had $6.1 million of cash and cash equivalents and $11.7 million in investments in marketable securities for a combined total of $17.8 million. In comparison, at June 30, 2005, we had $13.4 million of cash and cash equivalents, $0.3 million in restricted cash, and $11.2 million in investments in marketable securities for a combined total of $24.9 million. Our cash and cash equivalents balance decreased by $0.2 million and the combined balance decreased by $5.2 million during the first three months of fiscal 2007. The decrease in the combined balance was used to fund operations, as discussed below.

Cash used in operations of approximately $4.5 million for the first three months of fiscal 2007 was primarily attributable to the net loss of $5.7 million, adjusted for $1.0 million of depreciation, amortization, and stock-based compensation expense. The favorable changes in operating assets and liabilities were primarily attributable to a $0.8 million decrease in deferred cost of goods sold and an increase in other accrued liabilities of $0.5 million. These favorable changes were offset by a $0.9 million increase in inventory and a $0.4 million decrease in deferred revenue. Cash used in operations of approximately $6.5 million for the first quarter of fiscal 2006 was primarily attributable to the net loss of $5.1 million and net cash used in changes in operating assets and liabilities of $1.5 million, adjusted for $138,000 of depreciation and amortization expense. The changes in operating assets and liabilities were primarily attributable to a $1.3 million decrease in accounts payable. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

Cash provided by investing activities of $4.3 million for the three months ended June 30, 2006 was primarily attributable to proceeds of $4.9 million received from the maturity of short term investments. The cash inflows were partially offset by $0.6 million of purchases of fixed assets. Cash used in investing activities of $2.6 million for three months ended June 30, 2005 was primarily attributable $0.4 million of purchase of fixed assets and purchases of short term investments of $3.5 million. The cash outflows were partially offset by proceeds of $1.3 million received from the maturity or sale of short-term investments.

Cash used in financing activities of approximately $5,000 for the first quarter of fiscal 2007 consisted of capital lease payments. Cash used in financing activities of approximately $19,000 for the first quarter of fiscal 2006 consisted primarily of $3,000 of capital lease payments and $16,000 of issuance costs related to our March 2005 financing.

At June 30, 2006, we had open purchase orders of approximately $3.7 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At June 30, 2006, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $         361
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,550
                                                         =============

At June 30, 2006, future third party network service provider monthly minimums were $400,000 per month through May 31, 2008.

We had no off-balance sheet arrangements at June 30, 2006 as defined in Regulation S-K Item 303(a)(4).

In April 2005 and June 2006, the Company entered into a series of noncancelable five and four year capital lease agreements, respectively, for office equipment bearing interest at various rates. At June 30, 2006, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $          21
   2008................................................            28
   2009................................................            28
   2010................................................            28
   2011................................................             2
                                                         -------------
Total minimum payments.................................           107
Less: Amount representing interest.....................           (12)
                                                         -------------
                                                                   95
Less: Short-term portion of capital lease obligations..           (23)
                                                         -------------
Long-term portion of capital lease obligations......... $          72
                                                         =============

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, are sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next twelve months.

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

We recorded an operating loss of $6.0 million for the three months ended June 30, 2006, and we ended the period with an accumulated deficit of $201 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

We have been selling our Packet8 service since November 2002. To date, we have not generated adequate revenue from the sale of our voice over IP, or VoIP, telephony products and services, including our Packet8 service, to achieve profitability. If we are not able to generate higher revenues selling into the VoIP telephony market, our business and operating results would be seriously harmed. If we are not able to retain a significant percentage of our current and future Packet8 customers on an ongoing basis, our business and operating results would be seriously harmed.

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

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include traditional telephone service providers, such as at&t and Verizon, cable television companies, such as Cablevision, Cox and Time Warner, and other VoIP service providers such as EBay/Skype and Vonage. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

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

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and prevent us from achieving profitability.

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

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. We hold sixty-one United States patents and have a number of United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others; many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

In accordance with current industry practice, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service. Based upon a new ruling published by the Internal Revenue Service, or IRS, we ceased collecting Federal Excise Tax, or FET, on June 1, 2006. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

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

On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The Order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance within 18 months of September 23, 2005. The FCC also stated that, in the coming months, it will release another order that will address separate questions regarding the assistance capabilities required of the providers covered by the August 5, 2005 order. On May 3, 2006, the FCC adopted a second order, which clarifies that the FCC will not establish standards for VoIP providers to comply with CALEA. Instead, the FCC directs law enforcement agencies, experts and the industry to develop the standards. The FCC's order clarifies that VoIP providers may use third party vendors to comply with the requirements of CALEA. On July 6, 2006, the FCC established August 4, 2006 as the effective date for its order requiring interconnected VoIP providers to comply with CALEA. The FCC stated, however, that the effective date of those rules that established reporting requirements will be delayed until the FCC receives approval from the Office of Management and Budget to collect such paperwork. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

There may be risks associated with our ability to comply with funding requirements of the Universal Service Fund, or USF, and similar state or federal funds, or that our customers will cancel service due to the impact of these price increases to their service.

On June 21, 2006, the FCC expanded the base of Universal Service Fund (USF) contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue. The Company may calculate its contribution based on the safe harbor or by submitting a traffic study that is subsequently approved by the FCC. The Company submitted a traffic study to the FCC on July 18, 2006. The FCC has not responded to the Company. The Company is required to begin contributions on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, the Company will be required to contribute to the USF for its subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The Company currently plans to charge its subscribers a USF fee equal to the USF contribution amounts it must contribute beginning October 1, 2006 based upon its subscribers' retail revenues. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

As of June 30, 2006, we had cash and cash equivalents and investments of approximately $17.8 million. Unless we achieve and maintain profitability, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock trades on the Nasdaq Capital Market, which has certain compliance requirements for continued listing of common stock.

If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive business days in the future, we may again be subject to delisting procedures. As of the close of business on July 31, 2006, our common stock had a closing bid price of approximately $0.71 per share and had closed below $1.00 for thirteen consecutive trading days. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of July 31, 2006, based on our closing price as of that day, the market value of our securities approximated $44 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      (PDF as a courtesy)

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      (PDF as a courtesy)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      (PDF as a courtesy)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      (PDF as a courtesy)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Accounting Officer)