Form 10-Q
period 2006-09-30
8X8 INC /DE/
filed 2006-11-09
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      The number of shares of the Registrant's Common Stock outstanding as of November 1, 2006 was 61,409,291.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     September 30,     March 31,
                                                          2006            2006
                                                     --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $        5,253  $        6,259
  Short-term investments ..........................          8,237          12,726
  Accounts receivable, net ........................          1,092             776
  Inventory .......................................          3,641           1,738
  Deferred cost of goods sold .....................          1,159           1,542
  Other current assets ............................            894             774
                                                     --------------  --------------
    Total current assets ..........................         20,276          23,815
Long-term investments .............................            998           3,972
Property and equipment, net .......................          3,151           3,071
Other assets ......................................            260             262
                                                     --------------  --------------
                                                    $       24,685  $       31,120
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        5,627  $        4,907
  Accrued compensation ............................            739             937
  Accrued warranty ................................            303             301
  Deferred revenue ................................          2,000           2,493
  Other accrued liabilities .......................          2,824           2,319
                                                     --------------  --------------
    Total current liabilities .....................         11,493          10,957
                                                     --------------  --------------

Other liabilities..................................            176              70
                                                     --------------  --------------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock ....................................             61              61
  Additional paid-in capital ......................        216,440         215,072
  Accumulated other comprehensive loss ............            (11)            (35)
  Accumulated deficit .............................       (203,474)       (195,005)
                                                     --------------  --------------
    Total stockholders' equity ....................         13,016          20,093
                                                     --------------  --------------
                                                    $       24,685  $       31,120
                                                     ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Service revenues .................................... $  11,332  $   5,719  $  21,209  $  10,715
Product revenues ....................................     1,916      1,344      4,310      2,353
                                                       ---------  ---------  ---------  ---------
   Total revenues ...................................    13,248      7,063     25,519     13,068
                                                       ---------  ---------  ---------  ---------
Operating expenses:
  Cost of service revenues ..........................     5,015      2,795      9,777      4,864
  Cost of product revenues ..........................     1,354      2,537      4,282      4,642
  Research and development ..........................     1,293      1,446      2,653      2,770
  Selling, general and administrative ...............     8,498      6,042     17,703     11,907
                                                       ---------  ---------  ---------  ---------
   Total operating expenses .........................    16,160     12,820     34,415     24,183
                                                       ---------  ---------  ---------  ---------
Loss from operations ................................    (2,912)    (5,757)    (8,896)   (11,115)
Other income, net ...................................       184        189        427        411
                                                       ---------  ---------  ---------  ---------
Net loss ............................................ $  (2,728) $  (5,568) $  (8,469) $ (10,704)
                                                       =========  =========  =========  =========

Net loss per share:
Basic and diluted.................................... $   (0.04) $   (0.10) $   (0.14) $   (0.20)
                                                       =========  =========  =========  =========
Weighted average number of shares:
Basic and diluted....................................    61,329     53,871     61,233     53,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                             Six Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                            2006        2005
                                                                         ----------  ----------
Cash flows from operating activities:
Net loss .............................................................. $   (8,469) $  (10,704)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..................................        641         313
       Stock compensation .............................................      1,211          25
       Other ..........................................................        146         (64)
Changes in assets and liabilities......................................     (1,284)       (859)
                                                                         ----------  ----------
      Net cash used in operating activities ...........................     (7,755)    (11,289)
                                                                         ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ................................       (864)       (842)
   Purchase of short-term investments .................................         --      (6,733)
   Sale of short-term investments .....................................         --         350
   Maturities of short-term investments ...............................      7,450       1,000
   Sale of property and equipment .....................................         16          --
                                                                         ----------  ----------
      Net cash provided by (used in) investing activities .............      6,602      (6,225)
                                                                         ----------  ----------
Cash flows from financing activities:
   Capital lease payments .............................................        (10)         (8)
   Proceeds from issuance of common stock under employee stock plans...        157          98
                                                                         ----------  ----------
       Net cash used in financing activities ..........................        147          90
                                                                         ----------  ----------
Net decrease in cash and cash equivalents .............................     (1,006)    (17,424)
Cash and cash equivalents at the beginning of the period ..............      6,259      22,515
                                                                         ----------  ----------
Cash and cash equivalents at the end of the period .................... $    5,253  $    5,091
                                                                         ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease................................. $       10  $      108
                                                                         ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets communication technology and services for Internet protocol, or IP, telephony and video applications. The Company was incorporated in California in February 1987, and in December 1996 was reincorporated in Delaware.

The Company offers the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. The Packet8 voice and video communications service ("Packet8") enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and online billing. In addition, 8x8 offers a videophone for use with the Packet8 service, a business telephone for use with the Packet8 Virtual Office service, and several home telephones and telephone adapter boxes for use with the residential service.

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

The Company ' s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2007 refers to the fiscal year ending March 31, 2007).

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash and cash equivalents and cash flows generated from operations will be sufficient to finance the Company's operations through at least the next 12 months. However, the Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

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

Packet8 Service Revenue

Historically, the Company deferred revenue recognition of new subscriber revenue from its Packet8 service offerings for up to 30 days to ensure that the customer's 30-day trial period had expired and the customer did not cancel the service. By June 2006, the Company had established a sufficient history of subscriber conduct to make reasonable estimates of cancellations, and the Company has begun recognizing new subscriber revenue in the month the new order was shipped, net of an allowance for expected cancellations in the first quarter of fiscal 2007. The allowance for returns also is based on the Company's historical experience. As a result of this change in revenue recognition, the Company recognized an additional $68,000 of new order service revenue, $280,000 of new order product revenue and $466,000 of new order cost of product during the first quarter of fiscal 2007.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter or videophone and subscriber services. Subsequent to the subscriber's initial purchase of the service, revenues allocated to the desktop terminal adapter or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30 day trial period. All other revenues are recognized when the related services are provided. Deferred Cost of Goods Sold

Deferred cost of goods sold represents the cost of products sold for which the distributor has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

Accounting for Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to April 1, 2006, the Company accounted for stock-based awards in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant, the intrinsic value, is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was generally recognized in the Company's Condensed Consolidated Statements of Operations since the exercise price of the Company's employee stock option grant generally equaled the fair market value of the underlying common stock on the date of grant. However, to the extent awards were granted either below fair market value or were modified which required a re-measurement of compensation costs, the Company recorded compensation expense.

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the second quarter of fiscal 2007 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the second quarter of fiscal 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of changing from using the impact of estimated forfeitures to actual forfeitures was not material. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Stock Option Plans

The Company has several stock-based compensation plans (the "Plans") that are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The Company, under the various equity plans, grants stock options for shares of common stock to employees, non-employees, directors and consultants. As of September 30, 2006, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under the Plans. Options generally vest over four years are granted at fair market value on the date of the grant and generally expire ten years from that date.

In May 2006, the Board approved the 2006 Stock Plan (the "2006 Plan").  The Company's stockholders subsequently adopted the 2006 Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006, and the 2006 Plan became effective in October 2006.  The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan.  The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option Activity

Option activity since March 31, 2006 is summarized as follows:

                                                                      Weighted
                                                         Shares        Average
                                            Shares     Subject to     Exercise
                                          Available      Options        Price
                                          for Grant    Outstanding    Per Share
                                         ------------ -------------  -----------
Balance at March 31, 2006...............   4,059,405     8,870,718  $      2.31
Changes in options available for grant..   1,000,000            --           --
Granted.................................  (1,825,200)    1,825,200         1.44
Exercised...............................          --      (146,151)        0.56
Return to plan..........................     535,134    (1,434,716)        1.84
Termination of plans....................  (3,769,339)           --           --
                                         ------------ -------------
Balance at September 30, 2006...........          --     9,115,051  $      2.24
                                         ============ =============

The 1996 Plan has provided for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase on the first day of the Company's fiscal year 2007 was 1,000,000 shares, but the plan subsequently expired.

During the period ended September 30, 2006, 3,769,339 shares available for future stock option grants were cancelled due to the expiration of these shares under the 1996 Stock Plan and the 1996 Director Option Plan.

The following table summarizes the stock options outstanding and exercisable at September 30, 2006:

                                Options Outstanding                          Options Exercisable
                  ------------------------------------------------ ----------------------------------
                                 Weighted   Weighted                            Weighted
                                 Average     Average                            Average
                                 Exercise   Remaining   Aggregate               Exercise   Aggregate
                                  Price    Contractual  Intrinsic                Price     Intrinsic
                     Shares     Per Share  Life (Years)   Value      Shares    Per Share     Value
                  ------------  ---------- -----------  ---------- ----------  ----------  ----------
$0.01 - $1.48....   2,674,066  $     1.26        7.93  $  108,088  1,239,110  $     1.11  $  103,487
$1.54 - $1.72....   1,863,127  $     1.68        7.88          --    936,668  $     1.69          --
$1.73 - $1.87....   2,016,201  $     1.84        6.20          --  1,490,552  $     1.86          --
$1.88 - $3.47....   1,906,681  $     2.82        6.42          --  1,263,156  $     2.96          --
$3.59 - $18.00...     654,976  $     7.45        4.67          --    573,493  $     7.89          --
                  ------------                          ---------- ----------              ----------
                    9,115,051                          $  108,088  5,502,979              $  103,487
                  ============                          ========== ==========              ==========

Stock-based Compensation Expense

As of September 30, 2006, there were $3.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.45 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three months ended September 30, 2006 and 2005, the Company used historical volatility of our stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and six months ended September 30, 2006 and pro forma stock-based compensation for the three months ended September 30, 2005:

                                                                Three Months Ended          Six Months Ended
                                                                    September 30,               September 30,
                                                              --------------------------  ------------------------
                                                                  2006         2005 *        2006        2005 *
                                                              ------------  ------------  -----------  -----------
Expected volatility.........................................           --           135%          92%         136%
Expected dividend yield.....................................           --            --           --           --
Risk-free interest rate.....................................           --          4.07%        4.98%        3.99%
Weighted average expected option term.......................           --    3.47 years   3.33 years   3.49 years
Weighted average fair value of options granted.............. $         --  $       1.45  $      0.90  $      1.33

* The weighted average assumptions for the three and six months ended September 30, 2005 were determined in accordance with SFAS No. 123.

In accordance with SFAS 123(R), the Company recorded $548,000 and $1,180,000 in compensation expense relative to stock options for the three and six months ended September 30, 2006.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $0 and $31,000 for the three and six months ended September 30, 2006 in accordance with SFAS 123(R).

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                                  Three Months Ended        Six Months Ended
                                                                    September 30,               September 30,
                                                              --------------------------  ------------------------
                                                                  2006          2005         2006         2005
                                                              ------------  ------------  -----------  -----------
Expected volatility.........................................          107%          137%         107%         137%
Expected dividend yield.....................................           --            --           --           --
Risk-free interest rate.....................................         4.64%         3.65%        4.64%        3.65%
Weighted average expected option term.......................         0.74          0.77         0.74         0.77
Weighted average fair value of options granted.............. $       0.66  $       1.20  $      0.66  $      1.20

As of September 30, 2006, there was $60,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

Impact of adoption of SFAS No. 123(R)

The components of the Company's actual and pro forma stock-based compensation expense and the impact to the net loss per share are summarized below (in thousands, except per share amounts):

                                                                  Three Months Ended        Six Months Ended
                                                                    September 30,               September 30,
                                                              --------------------------  ------------------------
                                                                 Actual      Pro Forma      Actual      Pro Forma
                                                                  2006        2005(1)        2006        2005(1)
                                                              ------------  ------------  -----------  -----------
Employee stock options...................................... $        548  $        731  $     1,180  $     1,292
Employee stock purchase.....................................           --            45           31           62
                                                              ------------  ------------  -----------  -----------
                                                             $        548  $        776  $     1,211  $     1,354
                                                              ============  ============  ===========  ===========

Impact to basic and diluted net loss per share.............. $       0.01  $       0.02  $      0.02  $      0.02
                                                              ============  ============  ===========  ===========

(1) Stock-based compensation for the three and six months ended September 30, 2005 was calculated based on the pro forma application of SFAS No. 123, and was not included in the Condensed Consolidated Statements of Operations.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three and six months ended September 30, 2006 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three and six months ended September 30, 2006 which was recorded as follows (in thousands):

                                                                       Three            Six
                                                                    Months Ended    Months Ended
                                                                   September 30,   September 30,
                                                                        2006            2006
                                                                   --------------  --------------
Cost of service revenues ........................................ $           21  $           63
Cost of product revenues ........................................              5              11
Research and development ........................................            137             312
Selling, general and administrative .............................            385             825
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            548           1,211

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          548  $        1,211
                                                                   ==============  ==============

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25. The Company also followed the disclosure requirements of SFAS No. 123. The following table reflects the pro forma net loss and net loss per share for the three and six months ended September 30, 2005 (in thousands, except per share amounts):

                                                                       Three            Six
                                                                    Months Ended    Months Ended
                                                                   September 30,   September 30,
                                                                        2005            2005
                                                                   --------------  --------------
Net loss, as reported (1) ....................................... $       (5,568) $      (10,704)

Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123 (2)...........           (776)         (1,354)
                                                                   --------------  --------------
Pro forma net loss (3) .......................................... $       (6,344) $      (12,058)
                                                                   ==============  ==============
Basic and diluted net loss per share:
     As reported ................................................ $        (0.10) $        (0.20)
     Pro forma (3) .............................................. $        (0.12) $        (0.22)

(1) Net loss and net loss per share for the period ended September 30, 2005 did not include stock-based compensation for employee stock options and employee stock purchases under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2) Stock-based compensation for the period ended September 30, 2005 is calculated based on the pro forma application of SFAS No. 123.

(3) Net loss and net loss per share for the period ended September 30, 2005 represents the pro forma information based on SFAS No. 123.

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

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company expects to adopt FIN 48 in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated results of operations and financial condition.

3. BALANCE SHEET DETAIL

                                                         September 30,    March 31,
                                                             2006           2006
                                                         -------------  -------------
Inventory (in thousands):
   Work-in-process .................................... $       2,806  $       1,192
   Finished goods .....................................           835            546
                                                         -------------  -------------
                                                        $       3,641  $       1,738
                                                         =============  =============

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three months ended September 30, 2006 and 2005, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                     Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Common stock options ................................     9,115      8,624      9,115      8,624
Warrants ............................................     8,417      6,292      8,417      6,292
                                                       ---------  ---------  ---------  ---------
                                                         17,532     14,916     17,532     14,916
                                                       =========  =========  =========  =========

5. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three months ended September 30, 2006 and 2005 was as follows (in thousands):

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Net loss, as reported................................ $  (2,728) $  (5,568) $  (8,469) $ (10,704)
Unrealized gain (loss) on investments in securities..        21        (16)        24        (13)
Less: reclassification adjustment for gain
   (loss) included in net loss.......................        --         --         --         (6)
                                                       ---------  ---------  ---------  ---------
Comprehensive loss................................... $  (2,707) $  (5,584) $  (8,445) $ (10,723)
                                                       =========  =========  =========  =========

6. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. The following net revenues for this segment are presented by groupings of similar products and services (in thousands):

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Packet8 and videophones/equipment.................... $  13,058  $   6,906  $  25,266  $  12,572
Semiconductors and related software..................       178        135        230        470
Hosted iPBX solutions................................        12         22         23         26
                                                       ---------  ---------  ---------  ---------
   Total revenues ................................... $  13,248  $   7,063  $  25,519  $  13,068
                                                       =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or six months ended September 30, 2006 or 2005. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
   Americas (principally US).........................        97%       100%        98%        98%
   Europe............................................         2%        --          1%         2%
   Asia Pacific......................................         1%        --          1%        --
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

7. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company indemnifies other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants or intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

It is not possible to determine the maximum potential amount of the Company's exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position or cash flows. Under some of these agreements, however, the Company's potential indemnification liability might not have a contractual limit.

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the three and six months ended September 30, 2006 were as follows (in thousands):

                                                             Three           Six
                                                         Months Ended   Months Ended
                                                         September 30,  September 30,
                                                             2006           2006
                                                         -------------  -------------
Balance at beginning of period......................... $         329  $         301
Accruals for warranties................................            86            203
Settlements............................................           (73)          (162)
Changes in estimates...................................           (39)           (39)
                                                         -------------  -------------
Balance at end of period............................... $         303  $         303
                                                         =============  =============

Standby letters of credit.

The Company has a standby letter of credit totaling $250,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank. This letter of credit is recorded in the other assets line items in the condensed consolidated balance sheets.

Leases

At September 30, 2006, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $         241
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,430
                                                         =============

In April 2005 and June 2006, the Company entered into a series of noncancelable five and four year capital lease agreements, respectively, for office equipment bearing interest at various rates. At September 30, 2006, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $          14
   2008................................................            28
   2009................................................            28
   2010................................................            28
   2011................................................             2
                                                         -------------
Total minimum payments.................................           100
Less: Amount representing interest.....................           (11)
                                                         -------------
                                                                   89
Less: Short-term portion of capital lease obligations..           (23)
                                                         -------------
Long-term portion of capital lease obligations......... $          66
                                                         =============

Capital leases included in office equipment were $118,000 at September 30, 2006. Total accumulated depreciation was $31,000 at September 30, 2006. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a minimum monthly commitment of $400,000 effective June 1, 2006 for 24 months with one of its third party network service provider vendors.

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

State and Municipal Taxes

In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services. The Company does collect and remit California sales tax, however. Beginning October 1, 2006, the Company also began collecting certain state and local E911 charges that are paid to and remitted through third party network service providers. The Company has received inquiries or demands from a few states and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. The Company has recorded an expense of $416,000 and $201,000 for six months ended September 30, 2006 and 2005, respectively as its best estimate of the probable tax exposure for retroactive assessments. The Company believes the estimated cumulative exposure for retroactive assessments is $1,146,000 as of September 30, 2006, which is recorded in the other accrued liabilities line item in the consolidated balance sheets.

Regulatory Matters

Although several regulatory proceedings are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies, VoIP communication services have remained largely unregulated in the United States when compared to traditional telephony services. To date, VoIP service providers have been treated as information service providers although the FCC has thus far avoided specifically ruling on this classification. Information service providers are largely exempt from most federal and state regulations governing traditional common carriers. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of proposed rule-making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and most other state telecommunications regulations. The FCC ruling has been appealed by several states and the outcome of these appeals cannot be determined at this time. If the FCC or an appeals court were to determine that VoIP service providers, or the services they provide, are subject to traditional state or federal common carrier regulation, it could have a material adverse effect on the Company's business and operating results.

On June 21, 2006, the FCC expanded the base of Universal Service Fund (USF) contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue. The Company may calculate its contribution based on the safe harbor or by submitting a traffic study that is subsequently approved by the FCC. The Company submitted a traffic study to the FCC on July 18, 2006. The FCC has not yet approved the Company's study. For a period of at least two quarters beginning October 1, 2006, the Company will be required to contribute to the USF for its subscribers' retail revenues as well as through its underlying carriers' wholesale charges. Beginning October 1, 2006, the Company began charging its subscribers a USF surcharge fee equal to the USF contribution amounts it must contribute beginning October 1, 2006 based upon its subscribers' retail revenues. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows. The FCC Order applying USF contributions to interconnected VoIP providers is currently under appeal and the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings can not be determined at this time.

On May 19, 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking ("NPRM") that requires VoIP providers that interconnect with the public switched telephone network ("PSTN"), or interconnected VoIP providers, to provide enhanced 911 ("E911") emergency services. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding (the "VoIP E911 Order"). As a result of the VoIP E911 Order, interconnected VoIP providers are required to offer the 911 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. Furthermore, all interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, in accordance with the VoIP 911 Order. According to the VoIP E911 Order, where E911 functionality is available to wireline customers, an interconnected VoIP provider must route calls through the PSTN's legacy wireline selective router and transmit the call back number and location, where the PSAP is able to receive that information. On November 7, 2005, the FCC's Enforcement Bureau issued a Public Notice with respect to this requirement. The Public Notices stated that providers that have not complied with the E911 requirements are not required to discontinue the provision of service to existing customers, but that the FCC expects that such providers will cease marketing their services and accepting new subscribers where the provider cannot offer 911 capabilities consistent with the VoIP E911 Order.

In addition, the VoIP 911 Order required that existing and prospective customers be notified, prominently and in plain language, of the capabilities and limitations of VoIP service with respect to emergency calling and interconnected VoIP providers must obtain and maintain the affirmative acknowledgement from each customer that the customer has read and understood the notice and limitations. Interconnected VoIP providers must also distribute warning labels or stickers alerting customers and other users to the limitations. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement against VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. The Company has received affirmative acknowledgement from substantially all of its customers and has substantially satisfied this requirement of the rule.

In accordance with the FCC's rules, the Company filed a VoIP E911 compliance report on November 28, 2005. As was detailed in the compliance report, the Company currently cannot offer E911 services that route directly to a local PSAP to all of its customers, as the direct interconnection to local PSAPs is not available in certain rate centers from which telephone numbers are provisioned for the Packet8 service. The Company is addressing this issue with its telecommunication interconnection partners. On November 28, 2005, the Company began routing certain nomadic 911 calls and 911 calls that cannot be directly connected to a local PSAP, along with location information, to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct PSAP or first responder. The FCC may determine that the Company's nomadic E911 solution does not satisfy the requirements of the VoIP E911 order because, in some instances, the Company will not be able to connect Packet8 subscribers directly to a PSAP. In this case, the FCC could require the Company to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other state agency or task force against the Company could have a material adverse effect on the Company's financial position, results of operations and cash flows. On January 1, 2006, the Company began charging its customers a monthly fee of $1.99 for E911 services on all Packet8 phone numbers capable of placing outbound calls in order to recoup some of the expenses associated with providing nationwide, nomadic E911 service. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in providing E911 services or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition to the VoIP E911 Order, the FCC opened a Further Notice of Proposed Rulemaking Proceeding on June 3, 2005 to consider whether it should impose additional E911 obligations on interconnected VoIP providers including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. The outcome of this proceeding cannot be determined at this time. If the FCC were to impose additional E911 obligations upon the Company, it could have a material adverse effect on the Company's business and operating results.

On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC Order, VoIP providers will be required to comply with CALEA obligations by May 14, 2007. The Order also clarifies that providers may use third-party vendors to comply with these obligations. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

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

On March 7, 2006, the Attorney General of Missouri sent the Company an investigative demand for information related to its provisioning and marketing of E911 services since January 1, 2005. The Company submitted its response on March 31, 2006 and, to date, has received no response from the Attorney General.

In May 2005, the Company received a notice from the City of Chicago that it is being investigated for non-compliance with Chicago tax laws, as it is not collecting and remitting Chicago's Telecommunications Tax. In addition, the notice requested that the Company complete a questionnaire. The Company completed the questionnaire received and disputed the applicability of this tax to Packet8 services.

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

In January 2005, the Company received a letter from the Municipal Association of South Carolina, or MASC, an association representing multiple municipalities in South Carolina. The MASC asserts that the Company is subject to a business license tax applied to telecommunications companies doing business within the participating municipalities' corporate limits. The Company has responded to the MASC regarding their assertion.

The effect of potential future VoIP telephony laws and regulations on the Company's operations, including, but not limited to, Packet8, cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated or our failure to generate customer or investor interest. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2006 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation Expense

On April 1, 2006, we adopted SFAS No. 123(R), which establishes standards for the accounting for equity instruments exchanged for employee services, on a modified prospective basis. The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for the three and six months ended September 30, 2006 which was recorded as follows (in thousands):

                                                                       Three            Six
                                                                    Months Ended    Months Ended
                                                                   September 30,   September 30,
                                                                        2006            2006
                                                                   --------------  --------------
Cost of service revenues ........................................ $           21  $           63
Cost of product revenues ........................................              5              11
Research and development ........................................            137             312
Selling, general and administrative .............................            385             825
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            548           1,211

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          548  $        1,211
                                                                   ==============  ==============

Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the first six months of fiscal 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and six months ended September 30:

                                                                Three Months Ended          Six Months Ended
                                                                    September 30,               September 30,
                                                              --------------------------  ------------------------
                                                                  2006         2005 *        2006        2005 *
                                                              ------------  ------------  -----------  -----------
Expected volatility.........................................           --           135%          92%         136%
Expected dividend yield.....................................           --            --           --           --
Risk-free interest rate.....................................           --          4.07%        4.98%        3.99%
Weighted average expected option term.......................           --    3.47 years   3.33 years   3.49 years
Weighted average fair value of options granted.............. $         --  $       1.45  $      0.90  $      1.33

* The weighted average assumptions for the three and six months ended September 30, 2005 were determined in accordance with SFAS No. 123.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. We do not expect the adoption of SFAS No. 157 will have a material impact on our consolidated results of operations and financial condition.

KEY BUSINESS METRICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans. Churn approximated 3.7% for the second fiscal quarter of 2007 and 2.4% for the same period of fiscal 2006. The increase in churn was due to a change in our collection policies and procedures in the first fiscal quarter of 2007. We have reduced the number of months a subscriber may remain on our service without paying for the service. To date, we have not found that this change has reduced our ability to attract long- term subscribers, but it may do so in the future. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

Subscriber acquisition cost: Subscriber acquisition cost is defined as costs for advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition costs decreased to $99 per customer for the second fiscal quarter of 2007 from $130 per customer for the comparable period in fiscal 2006. Subscriber acquisition costs decreased for the second fiscal quarter of 2007 compared to the second fiscal quarter of fiscal 2006 due to a decrease in sales promotions offered to new subscribers.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

                                                     September 30,
                                               --------------------   Dollar    Percent
Service revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $  11,332  $   5,719  $   5,613      98.1%
  Percentage of total revenues...............      85.5%      81.0%
  Six months ended........................... $  21,209  $  10,715  $  10,494      97.9%
  Percentage of total revenues...............      83.1%      82.0%

Revenues

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. The increase for the second quarter of fiscal 2007 was primarily due to a $5.6 million increase in revenues attributable to our Packet8 service because of growth in the subscriber base. In addition, we began charging a monthly regulatory recovery fee of $1.50 per line effective May 2005 and a monthly emergency 911 service cost recovery fee of $1.99 per line effective in January 2006.

The increase for the first six months of fiscal 2007 as compared to the same period in the prior fiscal year resulted primarily from growth in the subscriber base for Packet8 service, for which revenues increased by $10.4 million. We also benefited from a $0.1 million increase in the first quarter of fiscal 2007 due to a change in our revenue recognition policy.

                                                     September 30,
                                               --------------------   Dollar    Percent
Product revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,916  $   1,344  $     572      42.6%
  Percentage of total revenues...............      14.5%      19.0%
  Six months ended........................... $   4,310  $   2,353  $   1,957      83.2%
  Percentage of total revenues...............      16.9%      18.0%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. The increase for the second quarter and the first six months of fiscal 2007 resulted primarily from growth in the Packet8 subscriber base. We also benefited from $0.3 million increase in revenue in the first quarter of fiscal 2007 due to a change in our revenue recognition policy. We completed our last shipment of VoIP semiconductors during the first quarter of fiscal 2006, and do not expect to record future revenues from sales of semiconductor products.

No customer represented greater than 10% of our total revenues for the three and six months ended September 30, 2006 and 2005. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
   Americas (principally US).........................        97%       100%        98%        98%
   Europe............................................         2%        --          1%         2%
   Asia Pacific......................................         1%        --          1%        --
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

Cost of Service Revenues

                                                     September 30,
                                               --------------------   Dollar    Percent
Cost of service revenues                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   5,015  $   2,795  $   2,220      79.4%
  Percentage of service revenues.............      44.3%      48.9%
  Six months ended........................... $   9,777  $   4,864  $   4,913     101.0%
  Percentage of total revenues...............      38.3%      37.2%

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three months ended September 30, 2006 increased $2.2 million over the comparable period in the prior fiscal year because of Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

The $4.9 million increase in cost of service revenues for the first six months of fiscal 2007 was attributable to an increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

Cost of Product Revenues

                                                     September 30,
                                               --------------------   Dollar    Percent
Cost of product revenues                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,354  $   2,537  $  (1,183)    -46.6%
  Percentage of product revenues.............      70.7%     188.8%
  Six months ended........................... $   4,282  $   4,642  $    (360)     -7.8%
  Percentage of total revenues...............      16.8%      35.5%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The decrease in the cost of product revenues for the second quarter of fiscal 2007 as compared to the same quarter in the prior fiscal year was primarily due to a $1.2 million decrease attributable to a decline in the cost of equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs.

The decrease in cost of product revenues for the first six months of fiscal 2007 as compared to the comparable period in the prior year was primarily attributable to a $0.9 million decrease in equipment expenses due a reduction in the per unit cost of the equipment provided to Packet8 subscribers upon activation of their service. This reduction was partially offset by a $0.5 million increase in cost of product revenue as a result of the change in our revenue recognition policy during the first quarter of fiscal 2007.

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

Research and Development Expenses

                                                     September 30,
                                               --------------------   Dollar    Percent
Research and development                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,293  $   1,446  $    (153)    -10.6%
  Percentage of total revenues...............       9.8%      20.5%
  Six months ended........................... $   2,653  $   2,770  $    (117)     -4.2%
  Percentage of total revenues...............      10.4%      21.2%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The decrease in research and development expenses for the second quarter of fiscal 2007 as compared to the comparable period in the prior fiscal year was primarily attributable to a $0.3 million decrease in personnel expenses, net of $0.1 million increase in SFAS 123(R) stock option expense charges.

The decrease in research and development for the first six months of fiscal 2007 from the period in the prior fiscal year was primarily attributable to a $0.4 million decrease in personnel expenses, net of $0.3 million increase in SFAS 123(R) stock option expense charges.

Selling, General and Administrative Expenses

                                                     September 30,
                                               --------------------   Dollar    Percent
Selling, general and administrative              2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   8,498  $   6,042  $   2,456      40.6%
  Percentage of total revenues...............      64.1%      85.5%
  Six months ended........................... $  17,703  $  11,907  $   5,796      48.7%
  Percentage of total revenues...............      69.4%      91.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the second quarter of fiscal 2007 increased over the same quarter in the prior fiscal year primarily because of a $1.0 million increase in personnel costs to support the growth of our Packet8 service, especially in staffing customer service positions, a $0.3 million increase in credit card processing fees, a $0.2 million increase in sales and use tax expense, a $0.1 million increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service and a $0.1 million increase in telephone expenses. We also reported $0.4 million in SFAS 123(R) stock option expense charges in the second quarter of fiscal 2007 and such expenses were not required to be included in this line item in the prior fiscal year.

Selling, general and administrative expenses for the first six months of fiscal 2007 increased over the same period in the prior fiscal year primarily because of a $1.5 million increase in personnel costs to support the growth in our Packet8 service, especially for staffing customer service positions, a $1.0 million increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service, a $0.8 million increase in advertising public relations and other marketing and promotional expenses, a $0.6 million increase in credit card processing fees, a $0.3 million increase in sales and use tax expenses, a $0.2 million increase in telephone expenses, and a $0.1 million increase in accounting and tax related expenses. We also reported $0.8 million in SFAS 123(R) stock option expense charges in the first six months of fiscal 2007 and such expenses were not required to be included in this line item in the prior fiscal year.

Other Income, Net

                                                     September 30,
                                               --------------------   Dollar    Percent
Other income, net                                2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $     184  $     189  $      (5)     -2.6%
  Percentage of total revenues...............       1.4%       2.7%
  Six months ended........................... $     427  $     411  $      16       3.9%
  Percentage of total revenues...............       1.7%       3.1%

The decrease in other income for the second quarter of fiscal 2007 over the same period in fiscal 2006 was primarily due to lower average cash balances. In the second fiscal quarter of 2007, other income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances.

Provision for Income Taxes

There were no tax provisions recorded during the three and six month periods ended September 30, 2006 and 2005, due to year to date net losses incurred. No tax provisions have been recorded for any period presented, as we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

At September 30, 2006, we had $5.3 million of cash and cash equivalents and $9.2 million in investments in marketable securities for a combined total of $14.5 million. By comparison, at September 30, 2005, we had $5.1 million of cash and cash equivalents, $0.3 million in restricted cash, and $14.3 million in investments in marketable securities for a combined total of $19.7 million. Our cash and cash equivalents balance decreased by $1.0 million and the combined balance decreased by $8.5 million during the first six months of fiscal 2007. The decrease in the combined balance was used to fund operations, as discussed below.

Cash used in operations of approximately $7.8 million for the first six months of fiscal 2007 was primarily attributable to the net loss of $8.5 million, adjusted for $1.9 million of depreciation, amortization, and stock-based compensation expense. The unfavorable changes in operating assets and liabilities were primarily attributable to a $1.9 million increase in inventory, a $0.5 million decrease in deferred revenue, and a $0.4 million increase in accounts receivable, which changes resulted from business growth and the change in our policy regarding recognition of revenue. These unfavorable changes were offset by a $0.8 million increase in accounts payable, $0.6 million increase in other accrued liabilities and a $0.4 million decrease in deferred cost of goods sold. Cash used in operations of approximately $11.3 million for the first six months of fiscal 2006 was primarily attributable to the net loss of $10.7 million and net cash used in changes in operating assets and liabilities of $0.9 million, adjusted for $0.3 million of depreciation and amortization expense. The changes in operating assets and liabilities were primarily attributable to a $0.9 million decrease in accounts payable and a $0.8 million decrease in deferred revenue offset by a $0.6 million decrease in inventory expenditures. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

At September 30, 2006, we had open purchase orders of approximately $2.1 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At September 30, 2006, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $         241
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,430
                                                         =============

At September 30, 2006, we had a purchase obligation for services under a July 2006 contract with a leading third party network service provider that requires us to make minimum monthly payments of $400,000 through May 31, 2008. The total remaining obligation under the contract is $8 million.

We had no off-balance sheet arrangements at September 30, 2006 as defined in Regulation S-K Item 303(a)(4).

In April 2005 and June 2006, the Company entered into a series of noncancelable five and four year capital lease agreements, respectively, for office equipment bearing interest at various rates. At September 30, 2006, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $          14
   2008................................................            28
   2009................................................            28
   2010................................................            28
   2011................................................             2
                                                         -------------
Total minimum payments.................................           100
Less: Amount representing interest.....................           (11)
                                                         -------------
                                                                   89
Less: Short-term portion of capital lease obligations..           (23)
                                                         -------------
Long-term portion of capital lease obligations......... $          66
                                                         =============

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, will be sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next 12 months.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months, our business may change in ways we do not currently anticipate, which could require us to raise additional funds to support our operations earlier than otherwise expected. Unless we achieve and maintain profitability, we will need to raise additional capital to support our business. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures by making reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting. During the second quarter of fiscal 2007, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 7".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended March 31, 2006, which we filed with the Securities and Exchange Commission on June 14, 2006. The following discussion is of material changes to risk factors disclosed in that report.

We have a history of losses and we are uncertain as to our future profitability.

We recorded an operating loss of $8.9 million for the six months ended September 30, 2006, and we ended the period with an accumulated deficit of $203 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock trades on the Nasdaq Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on October 31, 2006, our common stock had a closing bid price of approximately $1.43 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of October 31, 2006, based on our closing price as of that day, the market value of our securities approximated $88 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

On June 21, 2006, the FCC expanded the base of Universal Service Fund (USF) contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue. We may calculate the contribution based on the safe harbor or by submitting a traffic study that is subsequently approved by the FCC. We submitted the traffic study to the FCC on July 18, 2006. The FCC has not yet approved our study. For a period of at least two quarters beginning October 1, 2006, we will be required to contribute to the USF for the subscribers' retail revenues as well as through our underlying carriers' wholesale charges. Beginning October 1, 2006, we began charging our subscribers a USF surcharge fee equal to the USF contribution amounts we must contribute beginning October 1, 2006 based upon our subscribers' retail revenues. The impact of this price increase on our customers or our inability to recoup the costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on our financial position, results of operations and cash flows. The FCC Order applying USF contributions to interconnected VoIP providers is currently under appeal and the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings can not be determined at this time.

We may be liable for taxes on our past sales and services that we have not been collecting from our customers and collecting such taxes in the future might adversely affect our business.

In accordance with current industry practice, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service. We have received inquiries or demands from a few states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations. Beginning October 1, 2006, we began collecting certain state and local E911 charges that are paid to and remitted through third party network service providers. We do collect and remit California sales tax, however.  One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales in excess of estimated exposure, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. We have recorded an expense of $416,000 and $201,000 for six months ended September 30, 2006 and 2005, respectively as our best estimate of the probable tax exposure for retroactive assessments. We believe the estimated exposure for retroactive assessments is $1,146,000 as of September 30, 2006, which is recorded in the other accrued liabilities line item in the consolidated balance sheets.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2006 Annual Meeting of Stockholders was held on September 18, 2006, at the Company's principal executive offices in Santa Clara, California. At the meeting, shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 88% of eligible votes associated with outstanding votable securities.

The voting results are set forth below.

PROPOSAL 1. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for director, who constituted all of the directors of the Company, were elected at the meeting with the following vote totals:

Name of Nominee	Votes Cast for	Votes Withheld
Bryan R. Martin	50,304,962	3,234,258
Guy L. Hecker, Jr.	50,516,201	3,023,019
Christopher McNiffe	50,382,953	3,156,267
Joe Parkinson	50,241,189	3,298,031
Donn Wilson	50,428,978	3,110,242

PROPOSAL 2. Our stockholders approved the 8x8 2006 Stock Plan, which approved for the reservation of 7,000,000 shares of common stock issuable under the plan.

For	Against	Abstentions	Broker Non-Votes
10,781,573	3,382,104	221,937	39,143,606

PROPOSAL 3. The holders of a majority of the shares of common stock present at the meeting and entitled to vote on this proposal approved and ratified an amendment adopted by the Board to extend the term of the 1996 Employee Stock Purchase Plan to July 2016.

For	Against	Abstentions	Broker Non-Votes
11,668,803	2,535,693	192,618	39,142,106

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

Date: November 9, 2006

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Accounting Officer)