Form 10-Q
period 2006-12-31
8X8 INC /DE/
filed 2007-02-07
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

      The number of shares of the Registrant's Common Stock outstanding as of February 1, 2007 was 61,450,753.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                      December 31,     March 31,
                                                          2006            2006
                                                     --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents ....................... $        6,182  $        6,259
  Short-term investments ..........................          5,244          12,726
  Accounts receivable, net ........................            640             776
  Inventory .......................................          2,848           1,738
  Deferred cost of goods sold .....................          1,116           1,542
  Other current assets ............................            605             774
                                                     --------------  --------------
    Total current assets ..........................         16,635          23,815
Long-term investments .............................            998           3,972
Property and equipment, net .......................          3,002           3,071
Other assets ......................................            261             262
                                                     --------------  --------------
                                                    $       20,896  $       31,120
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        4,610  $        4,907
  Accrued compensation ............................            780             937
  Accrued warranty ................................            270             301
  Deferred revenue ................................          1,781           2,493
  Other accrued liabilities .......................          2,858           2,319
                                                     --------------  --------------
    Total current liabilities .....................         10,299          10,957
                                                     --------------  --------------

Other liabilities..................................            156              70
                                                     --------------  --------------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock ....................................             61              61
  Additional paid-in capital ......................        216,918         215,072
  Accumulated other comprehensive loss ............             (6)            (35)
  Accumulated deficit .............................       (206,532)       (195,005)
                                                     --------------  --------------
    Total stockholders' equity ....................         10,441          20,093
                                                     --------------  --------------
                                                    $       20,896  $       31,120
                                                     ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Service revenues .................................... $  11,423  $   6,769  $  32,632  $  17,484
Product revenues ....................................     1,800      1,714      6,110      4,067
                                                       ---------  ---------  ---------  ---------
   Total revenues ...................................    13,223      8,483     38,742     21,551
                                                       ---------  ---------  ---------  ---------
Operating expenses:
  Cost of service revenues ..........................     4,555      3,326     14,332      8,190
  Cost of product revenues ..........................     1,818      3,357      6,100      7,999
  Research and development ..........................     1,187      1,470      3,840      4,240
  Selling, general and administrative ...............     8,833      7,244     26,536     19,151
                                                       ---------  ---------  ---------  ---------
   Total operating expenses .........................    16,393     15,397     50,808     39,580
                                                       ---------  ---------  ---------  ---------
Loss from operations ................................    (3,170)    (6,914)   (12,066)   (18,029)
Other income, net ...................................       112        125        539        536
                                                       ---------  ---------  ---------  ---------
Net loss ............................................ $  (3,058) $  (6,789) $ (11,527) $ (17,493)
                                                       =========  =========  =========  =========

Net loss per share:
Basic and diluted.................................... $   (0.05) $   (0.12) $   (0.19) $   (0.32)
                                                       =========  =========  =========  =========
Weighted average number of shares:
Basic and diluted....................................    61,420     54,836     61,297     54,181
                                                       =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                             Nine Months Ended
                                                                              December 31,
                                                                         ----------------------
                                                                            2006        2005
                                                                         ----------  ----------
Cash flows from operating activities:
Net loss .............................................................. $  (11,527) $  (17,493)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..................................      1,028         520
       Stock compensation .............................................      1,639          --
       Other ..........................................................        212           5
Changes in assets and liabilities......................................       (934)        (13)
                                                                         ----------  ----------
      Net cash used in operating activities ...........................     (9,582)    (16,981)
                                                                         ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ................................     (1,156)     (1,248)
   Purchase of short-term investments .................................         --      (7,083)
   Sale of short-term investments .....................................         --         350
   Maturities of short-term investments ...............................     10,450       5,050
   Sale of property and equipment .....................................         19          --
                                                                         ----------  ----------
      Net cash provided by (used in) investing activities .............      9,313      (2,931)
                                                                         ----------  ----------
Cash flows from financing activities:
   Capital lease payments .............................................        (15)        (13)
   Proceeds from issuance of common stock under employee stock plans...        207         158
   Proceeds from common stock offerings, net...........................         --      14,059
                                                                         ----------  ----------
       Net cash used in financing activities ..........................        192      14,204
                                                                         ----------  ----------
Net decrease in cash and cash equivalents .............................        (77)     (5,708)

Cash and cash equivalents at the beginning of the period ..............      6,259      22,515
                                                                         ----------  ----------
Cash and cash equivalents at the end of the period .................... $    6,182  $   16,807
                                                                         ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease................................. $       10  $      108
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

Substantially all of the Company's revenues are generated from the sale, license and provisioning of VoIP products, services and technology. Prior to fiscal 2004, the Company was focused on its VoIP semiconductor business and hosted iPBX solutions business. In late fiscal 2003, the Company began to devote more of its resources to the promotion, distribution and development of the Packet8 service than to its existing semiconductor business or hosted iPBX solutions business. The Company completed several transactions during fiscal 2004 to license and sell technology and assets of these former businesses, including the sale of its hosted iPBX research and development center in France, the sale and license of its next generation video semiconductor development effort, and the license of technology and manufacturing rights for its VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, the Company announced the end of life of its VoIP semiconductor products, and began accepting last time buy orders from customers. The Company continues to own the voice and video technology related to the semiconductor and iPBX businesses, and utilizes this technology in the Packet8 service offering, and continues to sell or license this technology to third parties.

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

The March 31, 2006 year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2006 and notes thereto included in the Company's fiscal 2006 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Investments

The Company's investments are comprised of corporate debt, auction rate securities and certificates of deposit. All short-term investments are classified as available-for-sale.

Packet8 Service Revenue

Historically, the Company deferred revenue recognition of new subscriber revenue from its Packet8 service offerings for up to 30 days to ensure that the customer's 30-day trial period had expired and the customer did not cancel the service. By June 2006, the Company had established a sufficient history of subscriber conduct to make reasonable estimates of cancellations within the 30-day trial period. In the first quarter of fiscal 2007, the Company began recognizing new subscriber revenue in the month the new order was shipped, net of an allowance for expected cancellations. As a result of this change in revenue recognition, the Company recognized an additional $68,000 of new order service revenue, $280,000 of new order product revenue and $466,000 of new order cost of product during the first quarter of fiscal 2007.

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

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the third quarter of fiscal 2007 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the third quarter of fiscal 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of changing from using the impact of estimated forfeitures to actual forfeitures was not material. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Stock Option Plans

The Company has several stock-based compensation plans (the "Plans") that are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The Company, under the various equity plans, grants stock options for shares of common stock to employees, non-employees, directors and consultants. As of December 31, 2006, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under the Plans. Options generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

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

Option Activity

Option activity since March 31, 2006 is summarized as follows:

                                                                      Weighted
                                                         Shares        Average
                                            Shares     Subject to     Exercise
                                          Available      Options        Price
                                          for Grant    Outstanding    Per Share
                                         ------------ -------------  -----------
Balance at March 31, 2006...............   4,059,405     8,870,718  $      2.31
Changes in options available for grant..   8,000,000            --           --
Granted.................................  (2,761,200)    2,761,200         1.40
Exercised...............................          --      (187,613)        0.70
Canceled/forfeited......................   1,785,607    (1,785,607)        1.91
Termination of plans....................  (4,965,812)           --           --
                                         ------------ -------------
Balance at December 31, 2006............   6,118,000     9,658,698  $      2.16
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

During the nine month period ended December 31, 2006, 4,965,812 shares available for future stock option grants were cancelled due to the expiration of these shares under the 1996 Stock Plan and the 1996 Director Option Plan.

The following table summarizes the stock options outstanding and exercisable at December 31, 2006:

                                Options Outstanding                          Options Exercisable
                  ------------------------------------------------ ----------------------------------
                                 Weighted   Weighted                            Weighted
                                 Average     Average                            Average
                                 Exercise   Remaining   Aggregate               Exercise   Aggregate
                                  Price    Contractual  Intrinsic                Price     Intrinsic
                     Shares     Per Share  Life (Years)   Value      Shares    Per Share     Value
                  ------------  ---------- -----------  ---------- ----------  ----------  ----------
$0.01 - $1.27....   1,942,795  $     1.13        7.61  $  165,986    958,077  $     1.03  $  143,928
$1.28 - $1.65....   1,935,895  $     1.47        8.80          --    550,841  $     1.46          --
$1.69 - $1.79....   1,993,710  $     1.74        7.76          --  1,093,381  $     1.73          --
$1.84 - $2.38....   1,947,588  $     1.96        5.50          --  1,544,912  $     1.95          --
$2.40 - $14.94...   1,838,710  $     4.64        5.15          --  1,504,844  $     4.92          --
                  ------------                          ---------- ----------              ----------
                    9,658,698                          $  165,986  5,652,055              $  143,928
                  ============                          ========== ==========              ==========

Stock-based Compensation Expense

As of December 31, 2006, there were $3.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.47 years. To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black- Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and nine month periods ended December 31, 2006 and 2005, the Company used historical volatility of our stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and nine months ended December 31, 2006 and pro forma stock-based compensation for the three and nine months ended December 31, 2005:

                                                                Three Months Ended          Nine Months Ended
                                                                    December 31,                December 31,
                                                              --------------------------  ------------------------
                                                                  2006         2005 *        2006        2005 *
                                                              ------------  ------------  -----------  -----------
Expected volatility.........................................           85%          133%          90%         135%
Expected dividend yield.....................................           --            --           --           --
Risk-free interest rate.....................................         4.63%         4.40%        4.87%        4.04%
Weighted average expected option term.......................    3.53 years    3.37 years    3.4 years  3.47 years
Weighted average fair value of options granted.............. $       0.80  $       1.37  $      0.87  $      1.34

* The weighted average assumptions for the three and nine months ended December 31, 2005 were determined in accordance with SFAS No. 123.

In accordance with SFAS 123(R), the Company recorded $398,000 and $1,578,000 in compensation expense relative to stock options for the three and nine months ended December 31, 2006.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $30,000 and $61,000 for the three and nine months ended December 31, 2006 in accordance with SFAS 123(R).

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                                  Three Months Ended        Nine Months Ended
                                                                    December 31,                December 31,
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

As of December 31, 2006, there was $29,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.3 years.

Impact of adoption of SFAS No. 123(R)

The components of the Company's actual and pro forma stock-based compensation expense and the impact to the net loss per share are summarized below (in thousands, except per share amounts):

                                                                  Three Months Ended        Nine Months Ended
                                                                    December 31,                December 31,
                                                              --------------------------  ------------------------
                                                                 Actual      Pro Forma      Actual      Pro Forma
                                                                  2006        2005(1)        2006        2005(1)
                                                              ------------  ------------  -----------  -----------
Employee stock options...................................... $        398  $        719  $     1,578  $     2,011
Employee stock purchase.....................................           30            59           61          121
                                                              ------------  ------------  -----------  -----------
                                                             $        428  $        778  $     1,639  $     2,132
                                                              ============  ============  ===========  ===========

Impact to basic and diluted net loss per share.............. $       0.01  $       0.02  $      0.03  $      0.04
                                                              ============  ============  ===========  ===========

(1)   Stock-based compensation for the three and nine months ended December 31, 2005 was calculated based on the pro forma application of SFAS No. 123, and was not included in the Condensed Consolidated Statements of Operations.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three and nine months ended December 31, 2006 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three and nine months ended December 31, 2006 which was recorded as follows (in thousands):

                                                                       Three            Nine
                                                                    Months Ended    Months Ended
                                                                    December 31,    December 31,
                                                                        2006            2006
                                                                   --------------  --------------
Cost of service revenues ........................................ $           16  $           79
Cost of product revenues ........................................              4              15
Research and development ........................................            122             434
Selling, general and administrative .............................            286           1,111
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            428           1,639

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          428  $        1,639
                                                                   ==============  ==============

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25. The Company also followed the disclosure requirements of SFAS No. 123. The following table reflects the pro forma net loss and net loss per share for the three and nine months ended December 31, 2005 (in thousands, except per share amounts):

                                                                       Three            Nine
                                                                    Months Ended    Months Ended
                                                                    December 31,    December 31,
                                                                        2005            2005
                                                                   --------------  --------------
Net loss, as reported (1) ....................................... $       (6,789) $      (17,493)

Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123 (2)...........           (778)         (2,132)
                                                                   --------------  --------------
Pro forma net loss (3) .......................................... $       (7,567) $      (19,625)
                                                                   ==============  ==============
Basic and diluted net loss per share:
     As reported ................................................ $        (0.12) $        (0.32)
     Pro forma (3) .............................................. $        (0.14) $        (0.36)

(1)   Net loss and net loss per share for the period ended December 31, 2005 did not include stock-based compensation for employee stock options and employee stock purchases under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)   Stock-based compensation for the period ended December 31, 2005 is calculated based on the pro forma application of SFAS No. 123.

(3)   Net loss and net loss per share for the period ended December 31, 2005 represents the pro forma information based on SFAS No. 123.

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

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company expects to adopt FIN 48 in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations and financial condition.

3. BALANCE SHEET DETAIL

                                                         December 31,     March 31,
                                                             2006           2006
                                                         -------------  -------------
Inventory (in thousands):
   Work-in-process .................................... $       2,059  $       1,192
   Finished goods .....................................           789            546
                                                         -------------  -------------
                                                        $       2,848  $       1,738
                                                         =============  =============

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three and nine months ended December 31, 2006 and 2005, basic and diluted shares outstanding for each of the respective periods are the same. The following equity instruments were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                     Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Common stock options ................................     9,659      8,867      9,659      8,867
Warrants ............................................     8,663      8,417      8,663      8,417
                                                       ---------  ---------  ---------  ---------
                                                         18,322     17,284     18,322     17,284
                                                       =========  =========  =========  =========

5. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non- owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three and nine months ended December 31, 2006 and 2005 was as follows (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Net loss, as reported................................ $  (3,058) $  (6,789) $ (11,527) $ (17,493)
Unrealized gain (loss) on investments in securities..         5          7         29          6
Less: reclassification adjustment for gain
   (loss) included in net loss.......................        --         --         --         (6)
                                                       ---------  ---------  ---------  ---------
Comprehensive loss................................... $  (3,053) $  (6,782) $ (11,498) $ (17,493)
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

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
Packet8 and videophones/equipment.................... $  13,210  $   8,400  $  38,476  $  20,972
Semiconductors and related software..................        --         80        230        550
Hosted iPBX solutions................................        13          3         36         29
                                                       ---------  ---------  ---------  ---------
   Total revenues ................................... $  13,223  $   8,483  $  38,742  $  21,551
                                                       =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or nine months ended December 31, 2006 or 2005. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
   Americas (principally US).........................       100%        99%        99%        98%
   Europe............................................        --         --          1%         1%
   Asia Pacific......................................        --          1%        --          1%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the three and nine months ended December 31, 2006 were as follows (in thousands):

                                                             Three          Nine
                                                         Months Ended   Months Ended
                                                         December 31,   December 31,
                                                             2006           2006
                                                         -------------  -------------
Balance at beginning of period......................... $         303  $         301
Accruals for warranties................................            26            229
Settlements............................................           (59)          (221)
Changes in estimates...................................            --            (39)
                                                         -------------  -------------
Balance at end of period............................... $         270  $         270
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

Leases

At December 31, 2006, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $         120
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,309
                                                         =============

In April 2005 and June 2006, the Company entered into a series of noncancelable five and four year capital lease agreements, respectively, for office equipment bearing interest at various rates. At December 31, 2006, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $           7
   2008................................................            28
   2009................................................            28
   2010................................................            28
   2011................................................             2
                                                         -------------
Total minimum payments.................................            93
Less: Amount representing interest.....................            (9)
                                                         -------------
                                                                   84
Less: Short-term portion of capital lease obligations..           (24)
                                                         -------------
Long-term portion of capital lease obligations......... $          60
                                                         =============

Capital leases included in office equipment were $118,000 at December 31, 2006. Total accumulated depreciation was $37,000 at December 31, 2006. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a contract with one of its third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006 for 24 months. At December 31, the total remaining obligation under the contract was $6.8 million.

Legal Proceedings

The Company is involved in various legal claims and litigation that have arisen in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that the final outcome of such matters will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation; it could have a materially adverse impact on the Company's operating results, cash flows or financial position.

State and Municipal Taxes

In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services. The Company does collect and remit California sales and use tax, however. In September 2006, the Company's largest third party network service provider began passing through state and local E911 taxes to the Company. Beginning October 1, 2006, the Company began collecting certain state and local E911 charges that are paid to and remitted through the third party network service provider. The Company has received inquiries, demands or audit requests from several states and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. The Company has recorded an expense of $633,000 and $311,000 for the nine months ended December 31, 2006 and 2005, respectively as its best estimate of the probable tax exposure for retroactive assessments. The Company believes the estimated cumulative exposure for retroactive assessments is $1,363,000 as of December 31, 2006, which is recorded in the other accrued liabilities line item in the condensed consolidated balance sheets.

Aside from Taxes, certain other fees and charges may be applicable to the Company's offering. Specifically, New Mexico may seek to require the Company to assess state Universal Service Fund, or USF, contributions on the Company. The Company is evaluating its legal obligation to collect such charges from its customers and to remit to New Mexico. In addition, the Nebraska Public Service Commission has an open proceeding considering whether companies like 8x8 are subject to state USF. The Kansas Corporation Commission is also considering whether companies like 8x8 should collect and remit state USF fees. The Company also received correspondence from the Connecticut Department of Public Utility Control requesting that 8x8 report its total intrastate and interstate telecommunications revenues for purposes of assessing certain state-specific surcharges. The Company does not agree that such surcharges are applicable to its service. Should the Company become subject to state USF fees or other telecommunications-related surcharges, 8x8 will likely pass such charges through to its customers. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe exposure to fees or penalties exist, if 8x8 is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its financial position, results of operations and cash flows.

On March 7, 2006, the Attorney General of Missouri sent the Company an investigative demand for information related to its provisioning and marketing of VoIP E911 services since January 1, 2005. The Company submitted its response on March 31, 2006 and, to date, has received no response from the Attorney General.

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

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue. The Company may calculate its contribution based on the safe harbor or by submitting a traffic study that is subsequently approved by the FCC. The Company submitted a traffic study to the FCC on July 18, 2006. The FCC has not yet approved the Company's study. For a period of at least two quarters beginning October 1, 2006, the Company will be required to contribute to the USF for its subscribers' retail revenues as well as through its underlying carriers' wholesale charges. Beginning October 1, 2006, the Company began charging its subscribers a USF surcharge fee equal to the USF contribution amounts it must contribute beginning October 1, 2006 based upon its subscribers' retail revenues. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows. The FCC Order applying USF contributions to interconnected VoIP providers is currently under appeal and the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time.

Interconnected VoIP providers, like the Company, are required to offer 911 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. Moreover, interconnected VoIP providers, like the Company, were required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through an interconnected VoIP service, as well as notify and to obtain affirmative acknowledgement from their customers that customers were aware of the differences between the emergency calling capabilities offered by interconnected VoIP providers as compared to traditional, wireline providers of telephone service. The FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. The Company has received affirmative acknowledgement from substantially all of its customers and has substantially satisfied this requirement of this rule.

Like many interconnected VoIP providers, the Company currently cannot offer VoIP E911 services that route emergency calls in a manner consistent with the FCC rules for all of its customers. The Company is addressing this issue with its VoIP E911 Solution providers. On November 28, 2005, the Company began routing certain 911 calls to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct PSAP or first responder. The FCC may determine that the Company's VoIP E911 solution for these customers does not satisfy the requirements of the VoIP E911 order because, in some instances, the Company will not be able to connect 8x8 subscribers directly to a PSAP. In this case, the FCC could require the Company to disconnect a significant number of subscribers. The effect of such disconnections or any enforcement action initiated by the FCC or other state agency against the Company could have a material adverse effect on the Company's financial position, results of operations and cash flows.

On January 1, 2006, the Company began charging its customers a monthly fee of $1.99 for VoIP E911 services on all 8x8 phone numbers capable of placing outbound calls in order to recoup some of the expenses associated with providing nationwide, VoIP E911 service. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in providing VoIP E911 services or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition to the VoIP E911 Order, the FCC opened a Further Notice of Proposed Rulemaking Proceeding to consider whether it should impose additional VoIP E911 obligations on interconnected VoIP providers including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. The outcome of this proceeding cannot be determined at this time. If the FCC were to impose additional VoIP E911 obligations upon the Company, it could have a material adverse effect on the Company's business and operating results.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers, like the Company, to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC Order, VoIP providers will be required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. Consistent with the relevant rules, we are working with a third-party solution provider to devise a CALEA solution. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

The effect of any future laws and regulations on the Company's operations, including, but not limited to, the Packet8 service, cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward- looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our VoIP products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward- looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2006 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation Expense

On April 1, 2006, we adopted SFAS No. 123(R), which establishes standards for the accounting for equity instruments exchanged for employee services, on a modified prospective basis. The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for the three and nine months ended December 31, 2006, which was recorded as follows (in thousands):

                                                                       Three            Nine
                                                                    Months Ended    Months Ended
                                                                    December 31,    December 31,
                                                                        2006            2006
                                                                   --------------  --------------
Cost of service revenues ........................................ $           16  $           79
Cost of product revenues ........................................              4              15
Research and development ........................................            122             434
Selling, general and administrative .............................            286           1,111
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            428           1,639

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          428  $        1,639
                                                                   ==============  ==============

Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the first nine months of fiscal 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and nine months ended December 31:

                                                                Three Months Ended          Nine Months Ended
                                                                    December 31,                December 31,
                                                              --------------------------  ------------------------
                                                                  2006         2005 *        2006        2005 *
                                                              ------------  ------------  -----------  -----------
Expected volatility.........................................           85%          133%          90%         135%
Expected dividend yield.....................................           --            --           --           --
Risk-free interest rate.....................................         4.63%         4.40%        4.87%        4.04%
Weighted average expected option term.......................    3.53 years    3.37 years    3.4 years  3.47 years
Weighted average fair value of options granted.............. $       0.80  $       1.37  $      0.87  $      1.34

* The weighted average assumptions for the three and nine months ended December 31, 2005 were determined in accordance with SFAS No. 123.

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

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans. Churn approximated 3.7% for the third fiscal quarter of 2007 and 3.4% for the same period of fiscal 2006. The increase in churn was due to a change in our collection policies and procedures in the first fiscal quarter of 2007. We have reduced the number of months a subscriber may remain on our service without paying for the service. To date, we have not found that this change has reduced our ability to attract long-term subscribers, but it may do so in the future. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

Subscriber acquisition cost: Subscriber acquisition cost is defined as costs for advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition costs increased to $139 per customer for the third fiscal quarter of 2007 from $136 per customer for the comparable period in fiscal 2006. Subscriber acquisition costs increased for the third fiscal quarter of 2007 compared to the third fiscal quarter of fiscal 2006 due to an increase in sales promotions offered to new subscribers.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

                                                     December 31,
                                               --------------------   Dollar    Percent
Service revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $  11,423  $   6,769  $   4,654      68.8%
  Percentage of total revenues...............      86.4%      79.8%
  Nine months ended.......................... $  32,632  $  17,484  $  15,148      86.6%
  Percentage of total revenues...............      84.2%      81.1%

Revenues

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. The increase for the third quarter of fiscal 2007 was primarily due to a $4.7 million increase in revenues attributable to our Packet8 service because of growth in the subscriber base. In addition, we began charging a monthly regulatory recovery fee of $1.50 per line effective May 2005 and a monthly emergency 911 service cost recovery fee of $1.99 per line effective in January 2006.

The increase for the first nine months of fiscal 2007 as compared to the same period in the prior fiscal year resulted primarily from growth in the subscriber base for Packet8 service, for which revenues increased by $15.0 million. We also benefited by $0.1 million in the first quarter of fiscal 2007 due to a change in our revenue recognition policy to begin booking new subscriber revenue in the month in which the new order was shipped.

                                                     December 31,
                                               --------------------   Dollar    Percent
Product revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,800  $   1,714  $      86       5.0%
  Percentage of total revenues...............      13.6%      20.2%
  Nine months ended.......................... $   6,110  $   4,067  $   2,043      50.2%
  Percentage of total revenues...............      15.8%      18.9%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. The increase for the third quarter and the first nine months of fiscal 2007 resulted primarily from growth in the Packet8 subscriber base. We also benefited by $0.3 million in the first quarter of fiscal 2007 due to a change in our revenue recognition policy to begin booking new subscriber revenue in the month in which the new order was shipped. We completed our last shipment of VoIP semiconductors during the first quarter of fiscal 2006, and do not expect to record future revenues from sales of semiconductor products.

No customer represented greater than 10% of our total revenues for the three and nine months ended December 31, 2006 and 2005. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
   Americas (principally US).........................       100%        99%        99%        98%
   Europe............................................        --         --          1%         1%
   Asia Pacific......................................        --          1%        --          1%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

Cost of Service Revenues

                                                     December 31,
                                               --------------------   Dollar    Percent
Cost of service revenues                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   4,555  $   3,326  $   1,229      37.0%
  Percentage of service revenues.............      39.9%      49.1%
  Nine months ended.......................... $  14,332  $   8,190  $   6,142      75.0%
  Percentage of service revenues.............      43.9%      46.8%

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three months ended December 31, 2006 increased $1.2 million over the comparable period in the prior fiscal year because of expanded Packet8 network operations and additional third party carrier service charges attributable to growth in the Packet8 subscriber base. Cost as a percentage of service revenues decreased, however, due to the addition of multiple third party network service provider vendors. The use of multiple third party network provider vendors allowed us to re-negotiate pricing with the primary third party network service provider vendor and to route call traffic to the third party network provider vendor with the most favorable pricing.

The $6.1 million increase in cost of service revenues for the first nine months of fiscal 2007 was attributable to an increase in Packet8 network operations and third party carrier service charges due to the year over year growth in the Packet8 subscriber base.

Cost of Product Revenues

                                                     December 31,
                                               --------------------   Dollar    Percent
Cost of product revenues                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,818  $   3,357  $  (1,539)    -45.8%
  Percentage of product revenues.............     101.0%     195.9%
  Nine months ended.......................... $   6,100  $   7,999  $  (1,899)    -23.7%
  Percentage of product revenues.............      99.8%     196.7%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The decrease in the cost of product revenues for the third quarter of fiscal 2007 compared to the same quarter in the prior fiscal year was primarily due to a $1.5 million decline in the cost of equipment provided to Packet8 subscribers upon activation of their service and related manufacturing, personnel, handling, overhead and shipping costs, as well as a reduction in the units shipped.

The decrease in cost of product revenues for the first nine months of fiscal 2007 compared to the same period in the prior year was primarily attributable to a $2.4 million decrease in equipment expenses due a reduction in the per unit cost of the equipment provided to Packet8 subscribers upon activation of their service and a reduction in units shipped. This reduction was partially offset by a $0.5 million increase in cost of product revenue as a result of the change in our revenue recognition policy to recognize revenue at the time of shipment to new subscribers during the first quarter of fiscal 2007.

We generally do not separately charge Packet8 subscribers for the terminal adapters used to provide our service when they subscribe on our website. We have offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer, and generally these incentives are recorded as reductions of revenue. In accordance with FASB Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 services revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters at the time of purchase.

Research and Development Expenses

                                                     December 31,
                                               --------------------   Dollar    Percent
Research and development                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,187  $   1,470  $    (283)    -19.3%
  Percentage of total revenues...............       9.0%      17.3%
  Nine months ended.......................... $   3,840  $   4,240  $    (400)     -9.4%
  Percentage of total revenues...............       9.9%      19.7%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The decrease in research and development expenses for the third quarter of fiscal 2007 compared to the same period in the prior fiscal year was primarily attributable to a $0.5 million decrease in personnel expenses, net of a $0.1 million increase in SFAS 123(R) stock-based compensation expense.

The decrease in research and development for the first nine months of fiscal 2007 from the period in the prior fiscal year was primarily attributable to a $0.8 million decrease in personnel expenses, net of a $0.4 million increase in SFAS 123(R) stock-based compensation expense.

Selling, General and Administrative Expenses

                                                     December 31,
                                               --------------------   Dollar    Percent
Selling, general and administrative              2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   8,833  $   7,244  $   1,589      21.9%
  Percentage of total revenues...............      66.8%      85.4%
  Nine months ended.......................... $  26,536  $  19,151  $   7,385      38.6%
  Percentage of total revenues...............      68.5%      88.9%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the third quarter of fiscal 2007 increased over the same quarter in the prior fiscal year primarily because of a $0.5 million increase in personnel costs to support the growth of our Packet8 service, especially in staffing customer service positions, a $0.3 million increase in credit card processing fees, a $0.1 million increase in sales and use tax expense and a $0.1 million increase in legal expenses. We also reported $0.3 million in SFAS 123(R) stock-based compensation expense in the third quarter of fiscal 2007 and such expenses were not required to be included in this line item in fiscal 2006.

Selling, general and administrative expenses for the first nine months of fiscal 2007 increased over the same period in the prior fiscal year primarily because of a $2.0 million increase in personnel costs to support the growth in our Packet8 service, especially for staffing customer service positions, a $1.0 million increase in sales agent and retailer commissions due to the expansion of our distribution channels for our Packet8 service, a $0.7 million increase in advertising public relations and other marketing and promotional expenses, a $0.9 million increase in credit card processing fees, a $0.4 million increase in sales and use tax expenses, a $0.2 million increase in telephone expenses, and a $0.1 million increase in accounting and tax related expenses. We also reported $1.1 million in SFAS 123(R) stock-based compensation expense in selling, general and administrative expenses for the first nine months of fiscal 2007, and such expenses were not required to be included in this line item in fiscal 2006.

Other Income, Net

                                                     December 31,
                                               --------------------   Dollar    Percent
Other income, net                                2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $     112  $     125  $     (13)    -10.4%
  Percentage of total revenues...............       0.8%       1.5%
  Nine months ended.......................... $     539  $     536  $       3       0.6%
  Percentage of total revenues...............       1.4%       2.5%

The decrease in other income for the third quarter of fiscal 2007 over the same period in fiscal 2006 was primarily due to lower average cash balances. In the third fiscal quarter of 2007, other income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances.

Provision for Income Taxes

There were no income tax provisions recorded during the three and nine month periods ended December 31, 2006 and 2005, due to year to date net losses incurred. No income tax provisions have been recorded for any period presented, and we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

At December 31, 2006, we had $6.2 million of cash and cash equivalents and $6.2 million in investments in marketable securities for a combined total of $12.4 million. By comparison, at December 31, 2005, we had $16.8 million of cash and cash equivalents, $0.3 million in restricted cash, and $10.7 million in investments in marketable securities for a combined total of $27.8 million. Our cash and cash equivalents balance decreased by $0.1 million and the combined balance decreased by $10.5 million during the first nine months of fiscal 2007. The decrease in the combined balance resulted from the use of funds for operations.

Cash used in operations of approximately $9.6 million for the first nine months of fiscal 2007 was primarily attributable to the net loss of $11.5 million, adjusted for $2.7 million of depreciation, amortization, and stock-based compensation expense. The unfavorable changes in operating assets and liabilities were primarily attributable to a $1.1 million increase in inventory, a $0.7 million decrease in deferred revenue and a $0.2 decrease in accrued compensation. These unfavorable changes were offset by a $0.6 million increase in other accrued liabilities, a $0.4 million decrease in deferred cost of goods sold and a $0.2 decrease in prepaid and other assets. Cash used in operations of approximately $17.0 million for the first nine months of fiscal 2006 was primarily attributable to the net loss of $17.5 million, adjusted for $0.5 million of depreciation and amortization expense. The favorable changes in operating assets and liabilities were primarily attributable to a $0.4 million increase in accounts payable, a $0.8 million decrease in deferred cost of goods sold and a $0.6 million decrease in deferred revenue. These favorable changes were offset by a $1.6 million increase in inventory. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

At December 31, 2006, we had open purchase orders of approximately $1.3 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.  At December 31, 2006, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $         120
   2008................................................           490
   2009................................................           493
   2010................................................           206
                                                         -------------
Total minimum payments................................. $       1,309
                                                         =============

At December 31, 2006, we had a purchase obligation for services under a July 2006 contract with a third party network service provider that requires us to make minimum monthly payments of $400,000 through May 31, 2008. The total remaining obligation under the contract is $6.8 million.

We had no off-balance sheet arrangements at December 31, 2006 as defined in Regulation S-K Item 303(a)(4).

In April 2005 and June 2006, the Company entered into a series of noncancelable five and four year capital lease agreements, respectively, for office equipment bearing interest at various rates. At December 31, 2006, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
   Remaining 2007...................................... $           7
   2008................................................            28
   2009................................................            28
   2010................................................            28
   2011................................................             2
                                                         -------------
Total minimum payments.................................            93
Less: Amount representing interest.....................            (9)
                                                         -------------
                                                                   84
Less: Short-term portion of capital lease obligations..           (24)
                                                         -------------
Long-term portion of capital lease obligations......... $          60
                                                         =============

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, will be sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next 12 months.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months, our business may change in ways we do not currently anticipate, which could require us to raise additional funds to support our operations earlier than otherwise expected. Unless we achieve and maintain profitability, we will need to raise additional capital to support our business. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures by making reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth, and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

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

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Part of this portfolio includes investments in auction rate securities and corporate bonds.

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

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting. During the third quarter of fiscal 2007, there was no material change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded an operating loss of $12.1 million for the nine months ended December 31, 2006, and we ended the period with an accumulated deficit of $207 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock trades on the Nasdaq Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on January 31, 2007, our common stock had a closing bid price of approximately $1.79 per share. We must also meet additional continued listing requirements contained in Nasdaq Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of January 31, 2007, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $109 million and we were in compliance with Nasdaq Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

There may be risks associated with our ability to comply with funding requirements of the Universal Service Fund, or USF, and similar state or federal funds, or that our customers will cancel service due to the impact of these or other price increases to their service.

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

In accordance with current industry practice, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service. We have received inquiries or demands from a few states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations. In September 2006, the largest third party network service provider vendor began passing through E911 taxes. On October 1, 2006, we began collecting certain state and local E911 charges from our customers. The amount collected from our customers are paid to and remitted through the third party network service provider.  We do collect and remit California sales and use tax, however.  One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales in excess of estimated exposure, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. We have recorded an expense of $633,000 and $311,000 for nine months ended December 31, 2006 and 2005, respectively as a reasonable estimate of the probable tax exposure for retroactive assessments. We believe the estimated exposure for retroactive assessments is $1,363,000 as of December 31, 2006, which is recorded as an other accrued liability in the condensed consolidated balance sheets.

ITEM 6. EXHIBITS

10.1 Form of 2006 Stock Option Agreement under the 8x8 2006 Stock Plan.      (PDF as a courtesy)

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

Date: February 6, 2007

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Accounting Officer)