Form 10-Q/A
period 2006-06-30
8X8 INC /DE/
filed 2007-06-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Overview. This amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 is being filed to reflect the restatement of our condensed consolidated financial statements to correct an error related to our accounting for common stock warrants and other errors previously identified and determined not to be material as discussed in Note 3 to our quarterly financial statements included in Part I Item 1 of this Form 10-Q/A. This amendment includes changes to Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of 8x8, Inc. ("8x8"), which was originally filed on August 9, 2006.

No attempt has been made in this Form 10-Q/A to reflect events occurring after the filing of the previously filed Form 10-Q. Among other things, forward-looking statements and risk disclosures made in the previously filed Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the previously filed Form 10-Q (other than the restatement), and such forward-looking statements and risk disclosures should be read in their historical context.

8X8, INC.
FORM 10-Q/A     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                        June 30,       March 31,
                                                          2006            2006
                                                     --------------  --------------
                                                       (Restated)      (Restated)
ASSETS
Current assets:
  Cash and cash equivalents ....................... $        6,090  $        6,259
  Short-term investments ..........................          9,730          14,705
  Accounts receivable, net ........................            792             776
  Inventory .......................................          2,685           1,738
  Deferred cost of goods sold .....................            740           1,542
  Other current assets ............................            737             774
                                                     --------------  --------------
    Total current assets ..........................         20,774          25,794
Long-term investments .............................          1,986           1,993
Property and equipment, net .......................          3,230           3,071
Other assets ......................................            260             262
                                                     --------------  --------------
        Total assets .............................. $       26,250  $       31,120
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        4,933  $        4,907
  Accrued compensation ............................            922             937
  Accrued warranty ................................            329             301
  Deferred revenue ................................          2,139           2,493
  Other accrued liabilities .......................          2,714           2,319
                                                     --------------  --------------
    Total current liabilities .....................         11,037          10,957

Other liabilities..................................            195              70
Fair value of warrant liability....................          3,225           7,123
                                                     --------------  --------------
        Total liabilities .........................         14,457          18,150
                                                     --------------  --------------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock ....................................             61              61
  Additional paid-in capital ......................        203,887         203,263
  Accumulated other comprehensive loss ............            (32)            (35)
  Accumulated deficit .............................       (192,123)       (190,319)
                                                     --------------  --------------
    Total stockholders' equity ....................         11,793          12,970
                                                     --------------  --------------
        Total liabilities and stockholders' equity  $       26,250  $       31,120
                                                     ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
                                                       (Restated) (Restated)
Service revenues .................................... $   9,877  $   4,996
Product revenues ....................................     2,394      1,009
                                                       ---------  ---------
   Total revenues ...................................    12,271      6,005
                                                       ---------  ---------
Operating expenses:
  Cost of service revenues ..........................     4,762      2,069
  Cost of product revenues ..........................     2,928      2,105
  Research and development ..........................     1,321      1,324
  Selling, general and administrative ...............     9,205      5,865
                                                       ---------  ---------
   Total operating expenses .........................    18,216     11,363
                                                       ---------  ---------
Loss from operations ................................    (5,945)    (5,358)
Other income, net ...................................       243        222
Income on change in fair value of warrant liability .     3,898        225
                                                       ---------  ---------
Net loss ............................................ $  (1,804) $  (4,911)
                                                       =========  =========

Net loss per share:
Basic and diluted.................................... $   (0.03) $   (0.09)
                                                       =========  =========
Weighted average number of shares:
Basic and diluted....................................    61,138     53,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                                      ----------------------
                                                                         2006        2005
                                                                      ----------  ----------
                                                                      (Restated)  (Restated)
Cash flows from operating activities:
Net loss ........................................................... $   (1,804) $   (4,911)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ...............................        290         138
       Stock compensation ..........................................        624          25
       Income on change in fair value of warrant liability .........     (3,898)       (225)
       Other .......................................................         87          18
Changes in assets and liabilities...................................        351      (1,519)
                                                                      ----------  ----------
      Net cash used in operating activities ........................     (4,350)     (6,474)
                                                                      ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment .............................       (624)       (441)
   Purchase of short-term investments ..............................         --      (3,489)
   Sale of short-term investments ..................................         --         350
   Maturities of short-term investments ............................      4,950       1,000
   Sale of property and equipment ..................................         13          --
                                                                      ----------  ----------
      Net cash provided by (used in) investing activities ..........      4,339      (2,580)
                                                                      ----------  ----------
Cash flows from financing activities:
   Bank overdraft ..................................................       (153)         --
   Capital lease payments ..........................................         (5)         (3)
   Proceeds from common stock offerings, net .......................         --         (16)
                                                                      ----------  ----------
       Net cash used in financing activities .......................       (158)        (19)
                                                                      ----------  ----------
Net decrease in cash and cash equivalents ..........................       (169)     (9,073)
Cash and cash equivalents at the beginning of the period ...........      6,259      22,515
                                                                      ----------  ----------
Cash and cash equivalents at the end of the period ................. $    6,090  $   13,442
                                                                      ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease.............................. $       10  $      100
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

The Condensed Consolidated Balance Sheet dated as of March 31, 2006 was derived from audited consolidated financial statements, see "NOTE 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS", and does not include all disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2006 and notes thereto included in the Company's fiscal 2006 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Warrant Liability

The Company accounts for its warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of the Company's warrants require settlement in shares and are accounted for as permanent equity. The Company has three investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

Accounting for Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q/A have not been restated to reflect the fair value method of expensing share-based compensation.

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

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three months ended June 30:

                                                                Three Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 2006        2005 *
                                                              -----------  -----------
Expected volatility.........................................          92%         136%
Expected dividend yield.....................................          --           --
Risk-free interest rate.....................................        4.98%        3.87%
Weighted average expected option term.......................  3.33 years   3.49 years
Weighted average fair value of options granted.............. $      0.90  $      1.25

* The weighted average assumptions for the three months ended June 30, 2005 were determined in accordance with SFAS No. 123.

The Company recorded $593,000 of compensation expense relative to stock options for the quarter ended June 30, 2006 in accordance with FAS 123(R).

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

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                                  Three Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 2006         2005
                                                              -----------  -----------
Expected volatility.........................................         135%         141%
Expected dividend yield.....................................          --           --
Risk-free interest rate.....................................        3.95%        1.79%
Weighted average expected option term.......................  0.72 years    0.5 years
Weighted average fair value of options granted.............. $      1.14  $      0.33

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

Impact of adoption of SFAS No. 123(R)

The components of the Company's actual and pro forma stock-based compensation expense and the impact to the net loss per share are summarized below (in thousands, except per share amounts):

                                                                  Three Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                Actual      Pro Forma
                                                                 2006        2005(1)
                                                              -----------  -----------
                                                              (Restated)   (Restated)
Employee stock options...................................... $       593  $       561
Employee stock purchase.....................................          31           17
                                                              -----------  -----------
                                                             $       624  $       578
                                                              ===========  ===========

Impact to basic and diluted net loss per share.............. $      0.01  $      0.01
                                                              ===========  ===========

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

                                                                 Three
                                                              Months Ended
                                                               June 30,
                                                                 2006
                                                              -----------
                                                              (Restated)
Cost of service revenues ................................... $        42

                                                              -----------
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax.........         624

Tax benefit                                                           --
                                                              -----------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax...... $       624
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

                                                                 Three
                                                              Months Ended
                                                               June 30,
                                                                 2005
                                                              -----------
                                                              (Restated)
Net loss, as reported (1) .................................. $    (4,911)

Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123 (2)......        (578)
                                                              -----------
Pro forma net loss (3) ..................................... $    (5,489)
                                                              ===========
Basic and diluted net loss per share:
     As reported ........................................... $     (0.09)
     Pro forma (3) ......................................... $     (0.10)

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its condensed consolidated financial statements to correct certain, principally related to the application of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") with respect to the accounting for warrants issued to three investors in three different equity financings that were consummated in fiscal 2005 and 2006 ("Equity Financings"). In fiscal years 2005 and 2006, the Company's financial statements accounted for these warrants as equity. The warrants include a provision that specifies that the Company is to deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded in income. The Company's restated financial statements reflect a liability in the condensed consolidated balance sheets for the warrants and reflect income or loss in the condensed consolidated statement of operations for the change in their fair value from period-to-period. In connection with the restatement, the Company also has corrected certain errors that were previously identified and determined not to be material with respect to the condensed consolidated financial statements for the affected periods and that relate to (1) the reclassification of $2.0 million from long-term investments to short-term investments for the period ended March 31, 2006, (2) the reduction of $39,000 of stock compensation expense for the three months ended June 30, 2006, due to excess expense incorrectly recorded related to the termination of an employee, and (3) a $153,000 reduction in net cash used in operations due to a bank overdraft at the end of the period ended March 31, 2006. In addition, as part of the Company's review of the outstanding warrants, the Company determined that an immaterial number of warrants were not included in our outstanding warrants in the table presented under "NET LOSS PER SHARE", below.

Summary of Restatement Adjustments

The following summarizes the effects of the restatement on the condensed consolidated balance sheets as of June 30, 2006 and March 31, 2006, condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 2006 and 2005 (in thousands, except shares or per share amounts):

                                                                                   As of June 30, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Balance Sheet
Fair value of warrant liability........................................ $         --  $      3,225      $      3,225 (1)
Total liabilities ..................................................... $     11,232  $      3,225      $     14,457
Additional paid-in capital ............................................ $    215,735  $    (11,848)     $    203,887 (2)
Accumulated deficit ................................................... $   (200,746) $      8,623      $   (192,123)(3)
Total stockholders' equity ............................................ $     15,018  $     (3,225)     $     11,793
  To reflect warrant liability due to changing the classification of certain warrants from equity to liability.
  To reflect a reduction of additional paid-in capital for the fair value of warrants at issuance due to changing the classification of certain warrants from equity to liability.
  To reflect change in fair value of the warrants classified as a liability and reduction of stock compensation expense.

                                                                                   As of March 31, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Balance Sheet
Short-term investments ................................................ $     12,726  $      1,979      $     14,705 (1)
Total current assets .................................................. $     23,815  $      1,979      $     25,794 (1)
Long-term investments ................................................. $      3,972  $     (1,979)     $      1,993
Fair value of warrant liability........................................ $         --  $      7,123      $      7,123 (2)
Additional paid-in capital ............................................ $    215,072  $    (11,809)     $    203,263 (3)
Accumulated deficit ................................................... $   (195,005) $      4,686      $   (190,319)(4)
Total stockholders' equity ............................................ $     20,093  $     (7,123)     $     12,970
  To reflect a reclassification of $1,979,000 from long-term to short-term investments.
  To reflect warrant liability due to changing the classification of certain warrants from equity to liability.
  To reflect a reduction of additional paid-in capital for the fair value of warrants at issuance due to changing the classification of certain warrants from equity to liability.
  To reflect change in fair value of the warrants classified as a liability.

                                                                          For the Three Months Ended June 30, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Operations
Research and development .............................................. $      1,360  $        (39)     $      1,321 (1)
Total operating expenses .............................................. $     18,255  $        (39)     $     18,216
Loss from operations .................................................. $     (5,984) $         39      $     (5,945)
Income on change in fair value of warrant liability ................... $         --  $      3,898      $      3,898 (2)
Net loss .............................................................. $     (5,741) $      3,937      $     (1,804)

Net loss per share:
Basic and diluted...................................................... $      (0.09) $       0.06      $      (0.03)
  To reflect a $39,000 reduction in stock compensation expense in the first fiscal quarter of 2007.
  To reflect change in fair value of the warrants classified as a liability.

                                                                          For the Three Months Ended June 30, 2005
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Operations
Fair value of warrant liability........................................           --           225               225 (1)
Net loss .............................................................. $     (5,136) $        225      $     (4,911)

Net loss per share:
Basic and diluted...................................................... $      (0.10) $       0.01      $      (0.09)
  To reflect change in fair value of the warrants classified as a liability.

                                                                          For the Three Months Ended June 30, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Cash Flows
Net loss .............................................................. $     (5,741) $      3,937      $     (1,804)(1)
Stock compensation ....................................................          663           (39)              624 (2)
Income on change in fair value of warrant liability ...................           --         3,898             3,898 (3)
Changes in assets and liabilities......................................          198           153               351 (4)
Net cash used in operating activities .................................       (4,503)          153            (4,350)(5)
Bank overdraft ........................................................           --          (153)             (153)
Net cash used in financing activities .................................           (5)         (153)             (158)
  To reflect a $39,000 reduction in stock compensation expense and $3,898,000 in income due to the change in the fair value of the warrants classified as a liability.
  To reflect a $39,000 reduction in stock compensation expense.
  To reflect change in fair value of the warrants classified as a liability.
  To reflect a $153,000 increase due to the repayment of the bank overdraft.
  To reflect the repayment of the bank overdraft in the correct period.

                                                                          For the Three Months Ended June 30, 2005
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss .............................................................. $     (5,136) $        225      $     (4,911)(1)
Income on change in fair value of warrant liability ...................           --          (225)             (225)
  To reflect change in fair value of the warrants classified as a liability.

4. BALANCE SHEET DETAIL

                                                           June 30,       March 31,
                                                             2006           2006
                                                         -------------  -------------
Inventory (in thousands):
   Work-in-process .................................... $       1,667  $       1,192
   Finished goods .....................................         1,018            546
                                                         -------------  -------------
                                                        $       2,685  $       1,738
                                                         =============  =============

5. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three months ended June 30, 2006 and 2005, basic and diluted shares outstanding for each of the respective periods are the same. The following options and warrants were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

                                                     Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
                                                       (Restated) (Restated)
Common stock options ................................    10,161      7,912
Warrants ............................................     8,663      6,537
                                                       ---------  ---------
                                                         18,824     14,449
                                                       =========  =========

6. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three months ended June 30, 2006 and 2005, was as follows (in thousands):

                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2006       2005
                                                       ---------  ---------
                                                       (Restated) (Restated)
Net loss, as reported................................ $  (1,804) $  (4,911)
Unrealized gain (loss) on investments in securities..         3          3
Less: reclassification adjustment for gain
   (loss) included in net loss.......................        --         (6)
                                                       ---------  ---------
Comprehensive loss................................... $  (1,801) $  (4,914)
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

State and Municipal Taxes

Currently, the Company does not collect or remit state or municipal taxes (such as sales and use, excise and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, except that the Company collects and remits California sales tax. The Company has received inquiries or demands from a few states and municipal taxing and 911 agencies, and is currently under audit by one state, seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states the Company will begin to remit fees to appropriate state agencies in fiscal 2007. The Company had recorded an expense of $189,000 and $109,000 for three months ended June 30, 2006 and 2005, respectively as its best estimate of the probable tax exposure for such assessments. The Company believes the cuulative exposure for assessments is $919,000 as of June 30, 2006, which is recorded in the other accrued liabilities line item in the consolidated balance sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have restated our condensed consolidated financial statements to correct certain errors, principally related to our application of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") with respect to the accounting of warrants issued to three investors in three different equity financings that were consummated in fiscal 2005 and 2006 ("Equity Financings"). In fiscal years 2005 and 2006, our financial statements accounted for these warrants as equity. The warrants include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded in income. Our restated financial statements reflect a liability on the condensed consolidated balance sheets for the warrants and reflect income or loss in the condensed consolidated statement of operations for the change in their fair value from period-to-period. In connection with the restatement, we also have corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that relate to (1) our reclassification of $2.0 million from long-term investments to short-term investments for the period ended March 31, 2006, (2) the reduction of $39,000 of stock compensation expense for the three months ended June 30, 2006, due to excess expense incorrectly recorded related to the termination of an employee and (3) a $153,000 reduction in net cash used in operations due to a bank overdraft at the end of the period ended March 31, 2006.

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

WARRANT LIABILITY

We account for our warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of our warrants require settlement in shares and are accounted for as permanent equity. We also have three investor warrants that are classified as liabilities because they include a provision that specifies that we must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

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

                                                                 Three
                                                              Months Ended
                                                               June 30,
                                                                 2006
                                                              -----------
                                                              (Restated)
Cost of service revenues ................................... $        42

                                                              -----------
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax.........         624

Tax benefit                                                           --
                                                              -----------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax...... $       624
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

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three months ended June 30:

                                                                  Three Months Ended
                                                                       June 30,
                                                              ------------------------
                                                                 2006        2005 *
                                                              -----------  -----------
Expected volatility.........................................          92%         136%
Expected dividend yield.....................................          --           --
Risk-free interest rate.....................................        4.98%        3.87%
Weighted average expected option term.......................  3.33 years   3.49 years
Weighted average fair value of options granted.............. $      0.90  $      1.25

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

Research and Development Expenses

                                                     June 30,
                                               --------------------   Dollar    Percent
Research and development                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,321  $   1,324  $      (3)     -0.2%
  Percentage of total revenues...............      10.8%      22.0%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The increase in research and development expenses for the first quarter of fiscal 2007 as compared to the comparable period in the prior year was primarily attributable to a $136,000 increase in SFAS 123(R) stock option expense charges.

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

Income on change in Fair Value of Warrant Liability

                                                     June 30,
Income on change in fair value                 --------------------   Dollar    Percent
     of warrant liability                        2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                               (Restated) (Restated)
                                                (dollar amounts in thousands)
  Three months ended......................... $   3,898  $     225  $   3,673    1632.4%
  Percentage of total revenues...............      31.8%       3.7%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The increase in the income from change in fair value of warrants in the first fiscal quarter of 2007 compared to the same in period fiscal 2006 is due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected stock price volatility and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

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

Cash used in operations of approximately $4.4 million for the first three months of fiscal 2007 was primarily attributable to the net loss of $1.8 million, adjusted for $3.9 million of non-cash income due to the change in the fair value of warrants and $0.9 million of depreciation, amortization, and stock-based compensation expense. The favorable changes in operating assets and liabilities were primarily attributable to a $0.8 million decrease in deferred cost of goods sold and an increase in other accrued liabilities of $0.5 million. These favorable changes were offset by a $0.9 million increase in inventory and a $0.4 million decrease in deferred revenue. Cash used in operations of approximately $6.5 million for the first quarter of fiscal 2006 was primarily attributable to the net loss of $4.9 million and net cash used in changes in operating assets and liabilities of $1.5 million, adjusted for $138,000 of depreciation and amortization expense and $0.2 million of non-cash income due to the change in the fair value of warrants. The changes in operating assets and liabilities were primarily attributable to a $1.3 million decrease in accounts payable. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

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
                                                         =============

At June 30, 2006, we have a $3.2 million liability related to warrants issued to three investors in three equity financing transactions in the fiscal years 2006 and 2005. We account for these warrants as liabilities, because the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

We recorded an operating loss of $5.9 million for the three months ended June 30, 2006, and we ended the period with an accumulated deficit of $192 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

The fair value of certain warrant liabilities may increase or decrease, and as a result, we may be required pursuant to EITF 00-19 to reflect a corresponding increase or decrease in our net income or net loss, as the case may be, and the amount of our recorded liability for the warrants for the applicable quarter also may fluctuate materially.

Pursuant to Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19"), warrants issued to three investors in three different equity financings we consummated in fiscal 2005 and 2006 are classified as liabilities because the possibility, however likely or unlikely, that the Company would be unable to deliver registered shares upon a future exercise of these warrants means that the warrants are deemed to include a "net cash settlement" provision within the meaning of EITF 00-19. The required accounting for a warrant with a "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value to reflect the required assumption that the Company will breach its obligation to deliver registered shares in the future (which we refer to as a "presumed breach"). The warrants will continue to be recorded as liabilities until such time as the warrants are exercised, expire or we and the warrant holders amend the applicable warrant agreement in a manner that renders this accounting treatment unnecessary. In the event that at the end of any fiscal quarter the fair value of these warrants increases or decreases, we will be required to re-value the warrants and reflect such change for the applicable fiscal quarter in our financial statements in accordance with EITF 00-19. If the fair value at the end of any fiscal quarter increases, we will recognize a corresponding increase in expense for such fiscal quarter, as well as reflect a corresponding increase in our liabilities for such fiscal quarter, in accordance with EITF 00-19, resulting in a reduction of our stockholders' equity on our balance sheet for such fiscal quarter and a decrease in net income on our income statement for such fiscal quarter. If the fair value at the end of any fiscal quarter decreases, we will recognize a corresponding decrease in expense for such fiscal quarter, as well as reflect a corresponding decrease in our liabilities for such fiscal quarter, in accordance with EITF 00-19, resulting in an increase of our stockholders' equity on our balance sheet for such fiscal quarter and increase in net income on our income statement for such fiscal quarter. The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event of an actual breach by us of the warrant terms. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 ("Disclosure Controls") that are designed to ensure that information the Company is required to disclose in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A due to the existence of the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement disclosed in Note 3 "Restatement of Previously Issued Financial Statements" to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q/A, the Company identified the following material weakness existing as of June 30, 2006. The Company did not maintain effective controls over the accounting for warrants. Specifically, the Company's controls did not ensure the appropriate classification of warrants as a liability in accordance with generally accepted accounting principles. This control deficiency resulted in the misstatement of stockholders' equity and liabilities, the restatement of our 2005 and 2006 annual consolidated financial statements and the interim consolidated financial statements for the first three quarters of 2007 and all quarters for 2006. Further, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

Limitations on the Effectiveness of Controls

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q/A, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 29, 2007

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Accounting Officer)