Form 10-Q/A
period 2006-09-30
8X8 INC /DE/
filed 2007-06-29
CIK 1023731

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

Explanatory Note

Overview. This amendment to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 is being filed to reflect the restatement of our condensed consolidated financial statements to correct an error related to our accounting for common stock warrants and other errors previously identified and determined not to be material as discussed in Note 3 to our quarterly financial statements included in Part I Item 1 of this Form 10-Q/A. This amendment includes changes to Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 of 8x8, Inc. ("8x8"), which was originally filed on November 9, 2006.

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

8X8, INC.
FORM 10-Q/A     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                     September 30,     March 31,
                                                          2006            2006
                                                     --------------  --------------
                                                       (Restated)      (Restated)
ASSETS
Current assets:
  Cash and cash equivalents ....................... $        5,253  $        6,259
  Short-term investments ..........................          8,237          14,705
  Accounts receivable, net ........................          1,000             776
  Inventory .......................................          3,641           1,738
  Deferred cost of goods sold .....................          1,159           1,542
  Other current assets ............................            894             774
                                                     --------------  --------------
    Total current assets ..........................         20,184          25,794
Long-term investments .............................            998           1,993
Property and equipment, net .......................          3,151           3,071
Other assets ......................................            260             262
                                                     --------------  --------------
        Total assets .............................. $       24,593  $       31,120
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        5,627  $        4,907
  Accrued compensation ............................            739             937
  Accrued warranty ................................            303             301
  Deferred revenue ................................          2,000           2,493
  Other accrued liabilities .......................          2,824           2,319
                                                     --------------  --------------
    Total current liabilities .....................         11,493          10,957
                                                     --------------  --------------

Other liabilities..................................            176              70
Fair value of warrant liability ...................          2,824           7,123
                                                     --------------  --------------
        Total liabilities .........................         14,493          18,150
                                                     --------------  --------------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock ....................................             61              61
  Additional paid-in capital ......................        204,556         203,263
  Accumulated other comprehensive loss ............            (11)            (35)
  Accumulated deficit .............................       (194,506)       (190,319)
                                                     --------------  --------------
    Total stockholders' equity ....................         10,100          12,970
                                                     --------------  --------------
        Total liabilities and stockholders' equity  $       24,593  $       31,120
                                                     ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                              Three Months Ended     Six Months Ended
                                                                 September 30,         September 30,
                                                             --------------------  --------------------
                                                               2006       2005       2006       2005
                                                             ---------  ---------  ---------  ---------
                                                             (Restated) (Restated) (Restated) (Restated)
Service revenues .......................................... $  11,240  $   5,719  $  21,117  $  10,715
Product revenues ..........................................     1,916      1,344      4,310      2,353
                                                             ---------  ---------  ---------  ---------
   Total revenues .........................................    13,156      7,063     25,427     13,068
                                                             ---------  ---------  ---------  ---------
Operating expenses:
  Cost of service revenues ................................     5,015      2,795      9,777      4,864
  Cost of product revenues ................................     1,354      2,537      4,282      4,642
  Research and development ................................     1,257      1,446      2,578      2,770
  Selling, general and administrative .....................     8,498      6,042     17,703     11,907
                                                             ---------  ---------  ---------  ---------
   Total operating expenses ...............................    16,124     12,820     34,340     24,183
                                                             ---------  ---------  ---------  ---------
Loss from operations ......................................    (2,968)    (5,757)    (8,913)   (11,115)
Other income, net .........................................       184        189        427        411
Income (loss) on change in fair value of warrant liability        401       (957)     4,299       (732)
                                                             ---------  ---------  ---------  ---------
Net loss .................................................. $  (2,383) $  (6,525) $  (4,187) $ (11,436)
                                                             =========  =========  =========  =========

Net loss per share:
Basic and diluted.......................................... $   (0.04) $   (0.12) $   (0.07) $   (0.21)
                                                             =========  =========  =========  =========
Weighted average number of shares:
Basic and diluted..........................................    61,329     53,871     61,233     53,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                             Six Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                            2006        2005
                                                                         ----------  ----------
                                                                         (Restated)  (Restated)
Cash flows from operating activities:
Net loss .............................................................. $   (4,187) $  (11,436)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..................................        641         313
       Stock compensation .............................................      1,136          25
       (Income) / loss on change in fair value of warrant liability ...     (4,299)        732
       Other ..........................................................        146         (64)
Changes in assets and liabilities......................................     (1,039)       (859)
                                                                         ----------  ----------
      Net cash used in operating activities ...........................     (7,602)    (11,289)
                                                                         ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ................................       (864)       (842)
   Purchase of short-term investments .................................         --      (6,733)
   Sale of short-term investments .....................................         --         350
   Maturities of short-term investments ...............................      7,450       1,000
   Sale of property and equipment .....................................         16          --
                                                                         ----------  ----------
      Net cash provided by (used in) investing activities .............      6,602      (6,225)
                                                                         ----------  ----------
Cash flows from financing activities:
   Bank overdraft .....................................................       (153)
   Capital lease payments .............................................        (10)         (8)
   Proceeds from issuance of common stock under employee stock plans...        157          98
                                                                         ----------  ----------
       Net cash used in financing activities ..........................         (6)         90
                                                                         ----------  ----------
Net decrease in cash and cash equivalents .............................     (1,006)    (17,424)
Cash and cash equivalents at the beginning of the period ..............      6,259      22,515
                                                                         ----------  ----------
Cash and cash equivalents at the end of the period .................... $    5,253  $    5,091
                                                                         ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease................................. $       10  $      108
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

Accounting for Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share- Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q/A have not been restated to reflect the fair value method of expensing share-based compensation.

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

In accordance with SFAS 123(R), the Company recorded $512,000 and $1,105,000 in compensation expense relative to stock options for the three and six months ended September 30, 2006.

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

Impact of adoption of SFAS No. 123(R)

The components of the Company's actual and pro forma stock-based compensation expense and the impact to the net loss per share are summarized below (in thousands, except per share amounts):

                                                                  Three Months Ended        Six Months Ended
                                                                    September 30,               September 30,
                                                              --------------------------  ------------------------
                                                                 Actual      Pro Forma      Actual      Pro Forma
                                                                  2006        2005(1)        2006        2005(1)
                                                              ------------  ------------  -----------  -----------
                                                               (Restated)                 (Restated)
Employee stock options...................................... $        512  $        731  $     1,105  $     1,292
Employee stock purchase.....................................           --            45           31           62
                                                              ------------  ------------  -----------  -----------
                                                             $        512  $        776  $     1,136  $     1,354
                                                              ============  ============  ===========  ===========

Impact to basic and diluted net loss per share.............. $       0.01  $       0.02  $      0.02  $      0.03
                                                              ============  ============  ===========  ===========

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

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three and six months ended September 30, 2006 which was recorded as follows (in thousands):

                                                                       Three            Six
                                                                    Months Ended    Months Ended
                                                                   September 30,   September 30,
                                                                        2006            2006
                                                                   --------------  --------------
                                                                     (Restated)      (Restated)
Cost of service revenues ........................................ $           21  $           63
Cost of product revenues ........................................              5              11
Research and development ........................................            101             237
Selling, general and administrative .............................            385             825
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            512           1,136

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          512  $        1,136
                                                                   ==============  ==============

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25. The Company also followed the disclosure requirements of SFAS No. 123. The following table reflects the pro forma net loss and net loss per share for the three and six months ended September 30, 2005 (in thousands, except per share amounts):

                                                                       Three            Six
                                                                    Months Ended    Months Ended
                                                                   September 30,   September 30,
                                                                        2005            2005
                                                                   --------------  --------------
                                                                     (Restated)      (Restated)
Net loss, as reported (1) ....................................... $       (6,525) $      (11,436)

Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123 (2)...........           (776)         (1,354)
                                                                   --------------  --------------
Pro forma net loss (3) .......................................... $       (7,301) $      (12,790)
                                                                   ==============  ==============
Basic and diluted net loss per share:
     As reported ................................................ $        (0.12) $        (0.21)
     Pro forma (3) .............................................. $        (0.14) $        (0.24)

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its condensed consolidated financial statements to correct certain errors, principally related to the application of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") with respect to the accounting for warrants issued to three investors in three different equity financings that were consummated in fiscal 2005 and 2006 ("Equity Financings"). In fiscal years 2005 and 2006, the Company's financial statements accounted for these warrants as equity. The warrants include a provision that specifies that the Company is to deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded in income. The Company's restated financial statements reflect a liability in the condensed consolidated balance sheets for the warrants and reflect income or loss in the condensed consolidated statement of operations for the change in their fair value from period-to-period. In connection with the restatement, the Company also has corrected certain errors that were previously identified and determined not to be material with respect to the condensed consolidated financial statements for the affected periods and that relate to (1) the reclassification of $2.0 million from long-term investments to short-term investments for the period ended March 31, 2006, (2) an adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006 due to timing of a licensing agreement, (3) the reduction of $36,000 and $75,000 of stock compensation expense for the three and six months ended September 30, 2006, due to excess expense incorrectly recorded related to the termination of an employee, and (4) a $153,000 reduction in net cash used in operations due to a bank overdraft at the end of the period ended March 31, 2006. In addition, as part of the Company's review of the outstanding warrants, the Company determined that an immaterial number of warrants were not included in our outstanding warrants in the table presented under "NET LOSS PER SHARE", below.

Summary of Restatement Adjustments

The following summarizes the effects of the restatement on the condensed consolidated balance sheets as of September 30, 2006 and March 31, 2006, condensed consolidated statements of operations and cash flows for the three and six month periods ended September 30, 2006 and 2005 (in thousands, except shares or per share amounts):

                                                                                   As of September 30, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Balance Sheet
Accounts receivable, net .............................................. $      1,092           (92)     $      1,000 (1)
Total current assets ..................................................       20,276           (92)           20,184
Fair value of warrant liability .......................................           --         2,824             2,824 (2)
Additional paid-in capital ............................................      216,440       (11,884)          204,556 (3)
Accumulated deficit ...................................................     (203,474)        8,968          (194,506)(4)
Total stockholders' equity ............................................       13,016        (2,917)           10,099
  To reflect the reduction in accounts receivable due to the adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006.
  To reflect warrant liability due to changing the classification of certain warrants from equity to liability.
  To reflect a reduction of additional paid-in capital for the fair value of the warrants at issuance due to changing the classification of certain warrants from equity to liability.
  To reflect change in fair value of the warrants classified as a liability, reduction of stock compensation expense and reduction in revenue.

                                                                                   As of March 31, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Balance Sheet
Short-term investments ................................................ $     12,726  $      1,979      $     14,705 (1)
Total current assets .................................................. $     23,815  $      1,979      $     25,794 (1)
Long-term investments ................................................. $      3,972  $     (1,979)     $      1,993
Fair value of warrant liability ....................................... $         --  $      7,123      $      7,123 (2)
Additional paid-in capital ............................................ $    215,072  $    (11,809)     $    203,263 (3)
Accumulated deficit ................................................... $   (195,005) $      4,686      $   (190,319)(4)
Total stockholders' equity ............................................ $     20,093  $     (7,123)     $     12,970
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

                                                                         For the Three Months Ended September 30, 2006
                                                                         ---------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Operations
Service revenues ...................................................... $     11,332  $        (92)     $     11,240 (1)
Total revenues ........................................................ $     13,248  $        (92)     $     13,156 (1)
Research and development .............................................. $      1,293  $        (36)     $      1,257 (2)
Total operating expenses .............................................. $     16,160  $        (36)     $     16,124
Loss from operations .................................................. $     (2,912) $        (56)     $     (2,968)
Income on change in fair value of warrant liability ................... $         --  $        401      $        401 (3)
Net loss .............................................................. $     (2,728) $        345      $     (2,383)

Net loss per share:
Basic and diluted...................................................... $      (0.04) $         --      $      (0.04)
  To reflect an adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006 due to the timing of a license agreement.
  To reflect a $36,000 reduction in stock compensation expense in the second fiscal quarter of 2007.
  To reflect change in fair value of the warrants classified as a liability.

                                                                         For the Three Months Ended September 30, 2005
                                                                         ---------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Operations
Loss on change in fair value of warrant liability ..................... $         --  $       (957)     $       (957)(1)
Net loss .............................................................. $     (5,568) $       (957)     $     (6,525)

Net loss per share:
Basic and diluted...................................................... $      (0.10) $      (0.02)     $      (0.12)
  To reflect change in fair value of the warrants classified as a liability.

                                                                          For the Six Months Ended September 30, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Operations
Service revenues ...................................................... $     21,209  $        (92)     $     21,117 (1)
Total revenues ........................................................ $     25,519  $        (92)     $     25,427 (1)
Research and development .............................................. $      2,653  $        (75)     $      2,578 (2)
Total operating expenses .............................................. $     34,415  $        (75)     $     34,340
Loss from operations .................................................. $     (8,896) $        (17)     $     (8,913)
Income on change in fair value of warrant liability ................... $         --  $      4,299      $      4,299 (3)
Net loss .............................................................. $     (8,469) $      4,282      $     (4,187)

Net loss per share:
Basic and diluted...................................................... $      (0.14) $       0.07      $      (0.07)
  To reflect an adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006 due to the timing of a license agreement.
  To reflect a $75,000 reduction in stock compensation expense.
  To reflect change in fair value of the warrants classified as a liability.

                                                                          For the Six Months Ended September 30, 2005
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Operations
Loss on change in fair value of warrant liability ..................... $             $       (732)     $       (732)(1)
Net loss .............................................................. $    (10,704) $       (732)     $    (11,436)

Net loss per share:
Basic and diluted...................................................... $      (0.20) $      (0.01)     $      (0.21)
  To reflect change in fair value of the warrants classified as a liability.

                                                                          For the Six Months Ended September 30, 2006
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Cash Flows
Net loss .............................................................. $     (8,469) $      4,282      $     (4,187)(1)
Stock compensation ....................................................        1,211           (75)            1,136 (2)
Income on change in fair value of warrant liability ...................           --        (4,299)           (4,299)(3)
Changes in assets and liabilities......................................       (1,284)          245            (1,039)(4)
Net cash used in operating activities .................................       (7,755)          153            (7,602)(5)
Bank overdraft ........................................................           --          (153)             (153)(5)
Net cash used in financing activities .................................          147          (153)               (6)
  To reflect a $75,000 reduction in stock compensation expense and $4,299,000 in income due to the change in the fair value of the warrants classified as a liability.
  To reflect a $75,000 reduction in stock compensation expense.
  To reflect change in fair value of the warrants classified as a liability.
  To reflect a $153,000 increase due to the repayment of the bank overdraft.
  To reflect the repayment of the bank overdraft in the correct period.

                                                                          For the Six Months Ended September 30, 2005
                                                                         --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments         Restated
                                                                         ------------  ------------      ------------
Condensed Consolidated Statement of Cash Flows
Net loss .............................................................. $    (10,704) $       (732)     $    (11,436)(1)
Loss on change in fair value of warrant liability .....................           --           732               732
  To reflect change in fair value of the warrants classified as a liability.

4. BALANCE SHEET DETAIL

                                                          September 30,    March 31,
                                                              2006           2006
                                                         -------------  -------------
Inventory (in thousands):
   Work-in-process .................................... $       2,806  $       1,192
   Finished goods .....................................           835            546
                                                         -------------  -------------
                                                        $       3,641  $       1,738
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

                                                     Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated) (Restated) (Restated) (Restated)
Common stock options ................................     9,115      8,624      9,115      8,624
Warrants ............................................     8,663      6,537      8,663      6,537
                                                       ---------  ---------  ---------  ---------
                                                         17,778     15,161     17,778     15,161
                                                       =========  =========  =========  =========

6. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three months ended September 30, 2006 and 2005 was as follows (in thousands):

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated) (Restated) (Restated) (Restated)
Net loss, as reported................................ $  (2,383) $  (6,525) $  (4,187) $ (11,436)
Unrealized gain (loss) on investments in securities..        21        (16)        24        (13)
Less: reclassification adjustment for gain
   (loss) included in net loss.......................        --         --         --         (6)
                                                       ---------  ---------  ---------  ---------
Comprehensive loss................................... $  (2,362) $  (6,541) $  (4,163) $ (11,455)
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

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated)            (Restated)
Packet8 and videophones/equipment.................... $  13,058  $   6,906  $  25,266  $  12,572
Semiconductors and related software..................        86        135        138        470
Hosted iPBX solutions................................        12         22         23         26
                                                       ---------  ---------  ---------  ---------
   Total revenues ................................... $  13,156  $   7,063  $  25,427  $  13,068
                                                       =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or six months ended September 30, 2006 or 2005. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated)
   Americas (principally US).........................        98%       100%        98%        98%
   Europe............................................         1%        --          1%         2%
   Asia Pacific......................................         1%        --          1%        --
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
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

State and Municipal Taxes

In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services. The Company does collect and remit California sales tax, however. Beginning October 1, 2006, the Company also began collecting certain state and local E911 charges that are paid to and remitted through third party network service providers. The Company has received inquiries or demands from a few states and municipal taxing and 911 agencies, and is currently under audit by one state, seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. The Company has recorded an expense of $416,000 and $201,000 for six months ended September 30, 2006 and 2005, respectively as its best estimate of the probable tax exposure for such assessments. The Company believes the cumulative exposure for assessments is $1,146,000 as of September 30, 2006, which is recorded in the other accrued liabilities line item in the consolidated balance sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have restated our condensed consolidated financial statements to correct certain errors, principally related to our application of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") with respect to the accounting of warrants issued to three investors in three different equity financings that were consummated in fiscal 2005 and 2006 ("Equity Financings"). In fiscal years 2005 and 2006, our financial statements accounted for these warrants as equity. The warrants include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded in income. Our restated financial statements reflect a liability on the condensed consolidated balance sheets for the warrants and reflect income or loss in the condensed consolidated statement of operations for the change in their fair value from period-to-period. In connection with the restatement, we also have corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that relate to (1) the reclassification of $2.0 million from long-term investments to short-term investments for the period ended March 31, 2006, (2) an adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006 due to timing of a licensing agreement, (3) the reduction of $36,000 and $75,000 of stock compensation expense for the three and six months ended September 30, 2006, due to excess expense incorrectly recorded related to the termination of an employee, and (4) a $153,000 reduction in net cash used in operations due to a bank overdraft at the end of the period ended March 31, 2006.

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated or our failure to generate customer or investor interest. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q/A, see the Risk Factors discussion in Item 1A of our 2006 Form 10-K and Part II, Item 1A of this Form 10-Q/A. The forward-looking statements included in this Form 10-Q/A are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

                                                                       Three            Six
                                                                    Months Ended    Months Ended
                                                                   September 30,   September 30,
                                                                        2006            2006
                                                                   --------------  --------------
                                                                     (Restated)      (Restated)
Cost of service revenues ........................................ $           21  $           63
Cost of product revenues ........................................              5              11
Research and development ........................................            101             237
Selling, general and administrative .............................            385             825
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            512           1,136

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          512  $        1,136
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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

                                                     September 30,
                                               --------------------   Dollar    Percent
Service revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                               (Restated)
                                                (dollar amounts in thousands)
  Three months ended......................... $  11,240  $   5,719  $   5,521      96.5%
  Percentage of total revenues...............      85.4%      81.0%
  Six months ended........................... $  21,117  $  10,715  $  10,402      97.1%
  Percentage of total revenues...............      83.0%      82.0%

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

                                                     September 30,
                                               --------------------   Dollar    Percent
Product revenues                                 2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,916  $   1,344  $     572      42.6%
  Percentage of total revenues...............      14.6%      19.0%
  Six months ended........................... $   4,310  $   2,353  $   1,957      83.2%
  Percentage of total revenues...............      17.0%      18.0%

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

No customer represented greater than 10% of our total revenues for the three and six months ended September 30, 2006 and 2005. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated)
   Americas (principally US).........................        98%       100%        98%        98%
   Europe............................................         1%        --          1%         2%
   Asia Pacific......................................         1%        --          1%        --
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

Cost of Service Revenues

                                                     September 30,
                                               --------------------   Dollar    Percent
Cost of service revenues                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   5,015  $   2,795  $   2,220      79.4%
  Percentage of service revenues.............      44.6%      48.9%
  Six months ended........................... $   9,777  $   4,864  $   4,913     101.0%
  Percentage of total revenues...............      38.5%      37.2%

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

Research and Development Expenses

                                                     September 30,
                                               --------------------   Dollar    Percent
Research and development                         2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                               (Restated)
                                                (dollar amounts in thousands)
  Three months ended......................... $   1,257  $   1,446  $    (189)    -13.1%
  Percentage of total revenues...............       9.6%      20.5%
  Six months ended........................... $   2,578  $   2,770  $    (192)     -6.9%
  Percentage of total revenues...............      10.1%      21.2%

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

The decrease in research and development for the first six months of fiscal 2007 from the period in the prior fiscal year was primarily attributable to a $0.4 million decrease in personnel expenses, net of $0.2 million increase in SFAS 123(R) stock option expense charges.

Selling, General and Administrative Expenses

                                                     September 30,
                                               --------------------   Dollar    Percent
Selling, general and administrative              2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                                (dollar amounts in thousands)
  Three months ended......................... $   8,498  $   6,042  $   2,456      40.6%
  Percentage of total revenues...............      64.6%      85.5%
  Six months ended........................... $  17,703  $  11,907  $   5,796      48.7%
  Percentage of total revenues...............      69.6%      91.1%

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

Income on change in Fair Value of Warrant Liability

                                                     September 30,
Income on change in fair value                 --------------------   Dollar    Percent
     of warrant liability                        2006       2005      Change    Change
---------------------------------------------  ---------  ---------  --------- ---------
                                               (Restated) (Restated)
                                                (dollar amounts in thousands)
  Three months ended......................... $     401  $    (957) $   1,358    -141.9%
  Percentage of total revenues...............       3.0%     -13.5%
  Six months ended........................... $   4,299  $    (732) $   5,031    -687.3%
  Percentage of total revenues...............      16.9%      -5.6%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The increase in the income from change in fair value of warrants in the second fiscal quarter of 2007 compared to the same period in fiscal 2006 is due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected stock price volatility and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

The increase in the income from the change in fair value of warrants for the first six months of fiscal 2007 compared to the same period in fiscal 2006 is due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected stock price volatility and contractual life of the warrants.

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

Cash used in operations of approximately $7.6 million for the first six months of fiscal 2007 was primarily attributable to the net loss of $4.2 million, adjusted for $4.3 million of non-cash income due to the change in the fair value of warrants and $1.8 million of depreciation, amortization, and stock-based compensation expense. The unfavorable changes in operating assets and liabilities were primarily attributable to a $1.9 million increase in inventory, a $0.5 million decrease in deferred revenue, and a $0.4 million increase in accounts receivable, which changes resulted from business growth and the change in our policy regarding recognition of revenue. These unfavorable changes were offset by a $0.8 million increase in accounts payable, $0.6 million increase in other accrued liabilities and a $0.4 million decrease in deferred cost of goods sold. Cash used in operations of approximately $11.3 million for the first six months of fiscal 2006 was primarily attributable to the net loss of $11.4 million and net cash used in changes in operating assets and liabilities of $0.9 million, adjusted for $0.3 million of depreciation and amortization expense and a $0.7 million non-cash expense due to the change in the fair value of warrants. The changes in operating assets and liabilities were primarily attributable to a $0.9 million decrease in accounts payable and a $0.8 million decrease in deferred revenue offset by a $0.6 million decrease in inventory expenditures. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

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
                                                         =============

At September 30, 2006, we have a $2.8 million liability related to warrants issued to three investors in three equity financing transactions in the fiscal years 2006 and 2005. We account for these warrants as liabilities, because the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A.

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

Changes in Internal Control over Financial Reporting

During the quarter the Company engaged new legal counsel which management considers a material change in our internal control over financial reporting. In reaching the conclusion that our Disclosure Controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A, management considered the control deficiency related to the accounting for warrants which resulted in the restatement disclosed in Note 3 to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q/A. Management evaluated the design and operating effectiveness of controls over the accounting for warrants, which included enhanced review by our legal counsel and our newly appointed Chief Financial Officer and concluded that the previously reported material weakness over the accounting for warrants had been remediated.

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

We recorded an operating loss of $8.9 million for the six months ended September 30, 2006, and we ended the period with an accumulated deficit of $195 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

In accordance with current industry practice, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service. We have received inquiries or demands from a few states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations. Beginning October 1, 2006, we began collecting certain state and local E911 charges that are paid to and remitted through third party network service providers.  We do collect and remit California sales tax, however.  One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales in excess of estimated exposure, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. We have recorded an expense of $416,000 and $201,000 for six months ended September 30, 2006 and 2005, respectively as our best estimate of the probable tax exposure for such assessments. We believe the cumulative exposure for assessments is $1,146,000 as of September 30, 2006, which is recorded in the other accrued liabilities line item in the consolidated balance sheets.

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