Form 10-Q/A
period 2006-12-31
8X8 INC /DE/
filed 2007-06-29
CIK 1023731

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

Explanatory Note

Overview. This amendment to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 is being filed to reflect the restatement of our condensed consolidated financial statements to correct an error related to our accounting for common stock warrants and other errors previously identified and determined not to be material as discussed in Note 3 to our quarterly financial statements included in Part I Item 1 of this Form 10-Q/A. This amendment includes changes to Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 of 8x8, Inc. ("8x8"), which was originally filed on February 7, 2007.

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

8X8, INC.
FORM 10-Q/A     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

                                                      December 31,     March 31,
                                                          2006            2006
                                                     --------------  --------------
                                                       (Restated)      (Restated)
ASSETS
Current assets:
  Cash and cash equivalents ....................... $        6,182  $        6,259
  Short-term investments ..........................          5,244          14,705
  Accounts receivable, net ........................            640             776
  Inventory .......................................          2,848           1,738
  Deferred cost of goods sold .....................          1,116           1,542
  Other current assets ............................            605             774
                                                     --------------  --------------
    Total current assets ..........................         16,635          25,794
Long-term investments .............................            998           1,993
Property and equipment, net .......................          3,002           3,071
Other assets ......................................            328             262
                                                     --------------  --------------
        Total assets .............................. $       20,963  $       31,120
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $        4,610  $        4,907
  Accrued compensation ............................            780             937
  Accrued warranty ................................            270             301
  Deferred revenue ................................          1,781           2,493
  Other accrued liabilities .......................          2,858           2,319
                                                     --------------  --------------
    Total current liabilities .....................         10,299          10,957

Other liabilities..................................            156              70
Fair value of warrant liability....................          2,785           7,123
                                                     --------------  --------------
        Total liabilities .........................         13,240          18,150
                                                     --------------  --------------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Common stock ....................................             61              61
  Additional paid-in capital ......................        205,008         203,263
  Accumulated other comprehensive loss ............             (6)            (35)
  Accumulated deficit .............................       (197,340)       (190,319)
                                                     --------------  --------------
    Total stockholders' equity ....................          7,723          12,970
                                                     --------------  --------------
        Total liabilities and stockholders' equity  $       20,963  $       31,120
                                                     ==============  ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

                                                               Three Months Ended     Nine Months Ended
                                                                  December 31,          December 31,
                                                              --------------------  --------------------
                                                                2006       2005       2006       2005
                                                              ---------  ---------  ---------  ---------
                                                              (Restated) (Restated) (Restated) (Restated)
Service revenues ........................................... $  11,515  $   6,769  $  32,632  $  17,484
Product revenues ...........................................     1,800      1,714      6,110      4,067
                                                              ---------  ---------  ---------  ---------
   Total revenues ..........................................    13,315      8,483     38,742     21,551
                                                              ---------  ---------  ---------  ---------
Operating expenses:
  Cost of service revenues .................................     4,555      3,326     14,332      8,190
  Cost of product revenues .................................     1,818      3,357      6,100      7,999
  Research and development .................................     1,094      1,470      3,672      4,240
  Selling, general and administrative ......................     8,833      7,244     26,536     19,151
                                                              ---------  ---------  ---------  ---------
   Total operating expenses ................................    16,300     15,397     50,640     39,580
                                                              ---------  ---------  ---------  ---------
Loss from operations .......................................    (2,985)    (6,914)   (11,898)   (18,029)
Other income, net ..........................................       112        125        539        536
Income (loss) on change in fair value of warrant liability .        40        624      4,338       (108)
                                                              ---------  ---------  ---------  ---------
Net loss ................................................... $  (2,833) $  (6,165) $  (7,021) $ (17,601)
                                                              =========  =========  =========  =========

Net loss per share:
Basic and diluted........................................... $   (0.05) $   (0.11) $   (0.11) $   (0.32)
                                                              =========  =========  =========  =========
Weighted average number of shares:
Basic and diluted...........................................    61,420     54,836     61,297     54,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                             Nine Months Ended
                                                                              December 31,
                                                                         ----------------------
                                                                            2006        2005
                                                                         ----------  ----------
                                                                         (Restated)  (Restated)
Cash flows from operating activities:
Net loss .............................................................. $   (7,021) $  (17,601)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization ..................................      1,028         520
       Stock compensation .............................................      1,538          --
       (Income) / loss on change in fair value of warrant liability....     (4,338)        108
       Other ..........................................................        212           5
Changes in assets and liabilities......................................       (848)        (13)
                                                                         ----------  ----------
      Net cash used in operating activities ...........................     (9,429)    (16,981)
                                                                         ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment ................................     (1,156)     (1,248)
   Purchase of short-term investments .................................         --      (7,083)
   Sale of short-term investments .....................................         --         350
   Maturities of short-term investments ...............................     10,450       5,050
   Sale of property and equipment .....................................         19          --
                                                                         ----------  ----------
      Net cash provided by (used in) investing activities .............      9,313      (2,931)
                                                                         ----------  ----------
Cash flows from financing activities:
   Bank overdraft......................................................       (153)         --
   Capital lease payments .............................................        (15)        (13)
   Proceeds from issuance of common stock under employee stock plans...        207         158
   Proceeds from common stock offerings, net...........................         --      14,059
                                                                         ----------  ----------
       Net cash provided by financing activities ......................         39      14,204
                                                                         ----------  ----------
Net decrease in cash and cash equivalents .............................        (77)     (5,708)

Cash and cash equivalents at the beginning of the period ..............      6,259      22,515
                                                                         ----------  ----------
Cash and cash equivalents at the end of the period .................... $    6,182  $   16,807
                                                                         ==========  ==========

Supplemental disclosure:
   Assets acquired under capital lease................................. $       10  $      108
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

The March 31, 2006 year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, see "NOTE 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS", and does not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2006 and notes thereto included in the Company's fiscal 2006 Annual Report on Form 10-K.

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

In accordance with SFAS 123(R), the Company recorded $372,000 and $1,477,000 in compensation expense relative to stock options for the three and nine months ended December 31, 2006.

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

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share- based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted- average assumptions:

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

Impact of adoption of SFAS No. 123(R)

The components of the Company's actual and pro forma stock-based compensation expense and the impact to the net loss per share are summarized below (in thousands, except per share amounts):

                                                                  Three Months Ended        Nine Months Ended
                                                                    December 31,                December 31,
                                                              --------------------------  ------------------------
                                                                 Actual      Pro Forma      Actual      Pro Forma
                                                                  2006        2005(1)        2006        2005(1)
                                                              ------------  ------------  -----------  -----------
                                                               (Restated)                 (Restated)
Employee stock options...................................... $        372  $        719  $     1,477  $     2,011
Employee stock purchase.....................................           30            59           61          121
                                                              ------------  ------------  -----------  -----------
                                                             $        402  $        778  $     1,538  $     2,132
                                                              ============  ============  ===========  ===========

Impact to basic and diluted net loss per share.............. $       0.01  $       0.02  $      0.03  $      0.04
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

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three and nine months ended December 31, 2006 which was recorded as follows (in thousands):

                                                                       Three            Nine
                                                                    Months Ended    Months Ended
                                                                    December 31,    December 31,
                                                                        2006            2006
                                                                   --------------  --------------
                                                                     (Restated)      (Restated)
Cost of service revenues ........................................ $           16  $           79
Cost of product revenues ........................................              4              15
Research and development ........................................             96             333
Selling, general and administrative .............................            286           1,111
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            402           1,538

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          402  $        1,538
                                                                   ==============  ==============

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25. The Company also followed the disclosure requirements of SFAS No. 123. The following table reflects the pro forma net loss and net loss per share for the three and nine months ended December 31, 2005 (in thousands, except per share amounts):

                                                                       Three            Nine
                                                                    Months Ended    Months Ended
                                                                    December 31,    December 31,
                                                                        2005            2005
                                                                   --------------  --------------
                                                                     (Restated)      (Restated)
Net loss, as reported (1) ....................................... $       (6,165) $      (17,601)

Deduct: Total employee stock-based compensation
        expense determined pursuant to SFAS No.123 (2)...........           (778)         (2,132)
                                                                   --------------  --------------
Pro forma net loss (3) .......................................... $       (6,943) $      (19,733)
                                                                   ==============  ==============
Basic and diluted net loss per share:
     As reported ................................................ $        (0.11) $        (0.32)
     Pro forma (3) .............................................. $        (0.13) $        (0.36)

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its condensed consolidated financial statements to correct certain errors, principally related to the application of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") with respect to the accounting for warrants issued to three investors in three different equity financings that were consummated in fiscal 2005 and 2006 ("Equity Financings"). In fiscal years 2005 and 2006, the Company's financial statements accounted for these warrants as equity. The warrants include a provision that specifies that the Company is to deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded in income. The Company's restated financial statements reflect a liability in the condensed consolidated balance sheets for the warrants and reflect income or loss in the condensed consolidated statement of operations for the change in their fair value from period-to-period. In connection with the restatement, the Company also has corrected certain errors that were previously identified and determined not to be material with respect to the condensed consolidated financial statements for the affected periods and that relate to (1) the reclassification of $2.0 million from long-term investments to short-term investments for the period ended March 31, 2006, (2) an adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006 due to timing of a licensing agreement, (3) the reduction of $67,000 in expense related to a tooling cost in the period ended December 31, 2006, that was recorded as a period expense, but should have been amortized over the estimated life of the tooling, (4) the reduction of $26,000 and $101,000 of stock compensation expense for the three and nine months ended December 31, 2006, due to excess expense incorrectly recorded related to the termination of an employee, and (5) a $153,000 reduction in net cash used in operations due to a bank overdraft at the end of the period ended March 31, 2006. In addition, as part of the Company's review of the outstanding warrants, the Company determined that an immaterial number of warrants were not included in the outstanding warrants in the table presented under "NET LOSS PER SHARE", below.

Summary of Restatement Adjustments

The following summarizes the effects of the restatement on the condensed consolidated balance sheets as of December 31, 2006 and March 31, 2006, condensed consolidated statements of operations and cash flows for the three and nine month periods ended December 31, 2006 and 2005 (in thousands, except shares or per share amounts):

                                                                                   As of December 31, 2006
                                                                         -----------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments      Restated
                                                                         ------------  ------------   ------------
Condensed Consolidated Balance Sheet
Other assets .......................................................... $        261  $         67   $        328 (1)
Total assets .......................................................... $     20,896  $         67   $     20,963
Fair value of warrant liability........................................ $         --  $      2,785   $      2,785 (2)
Additional paid-in capital ............................................ $    216,918  $    (11,910)  $    205,008 (3)
Accumulated deficit ................................................... $   (206,532) $      9,192   $   (197,340)(4)
Total stockholders' equity ............................................ $     10,441  $     (2,718)  $      7,723
Total stockholders' equity and liabilities ............................ $     20,896  $         67   $     20,963
  To reflect a $67,000 increase in assets due to a tooling cost in the period ended December 31, 2006 that was recorded as a period expense, but should have been amortized over the estimated life of the tooling.
  To reflect warrant liability due to changing the classification of certain warrants from equity to liability.
  To reflect a reduction of additional paid-in capital for the fair value of the warrants at issuance due to changing the classification of certain warrants from equity to liability.
  To reflect change in fair value of the warrants classified as a liability, reduction of stock compensation expense, increase in revenue and reduction in tooling cost.

                                                                                   As of March 31, 2006
                                                                         -----------------------------------------
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

                                                                        For the Three Months Ended December 31, 2006
                                                                        --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments      Restated
                                                                         ------------  ------------   ------------
Condensed Consolidated Statement of Operations
Service revenues ...................................................... $     11,423  $         92   $     11,515 (1)
Total revenues ........................................................ $     13,223  $         92   $     13,315 (1)
Research and development .............................................. $      1,187  $        (93)  $      1,094 (2)
Total operating expenses .............................................. $     16,393  $        (93)  $     16,300
Loss from operations .................................................. $     (3,170) $        185   $     (2,985)
Income on change in fair value of warrant liability.................... $         --  $         40   $         40 (3)
Net loss .............................................................. $     (3,058) $        225   $     (2,833)

Net loss per share:
Basic and diluted...................................................... $      (0.05) $       0.00   $      (0.05)
  To reflect adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006 due to the timing of a license agreement.
  To reflect a $67,000 reduction in tooling cost expense and a $26,000 reduction in stock compensation expense in the third fiscal quarter of 2007.
  To reflect change in fair value of the warrants classified as a liability.

                                                                        For the Three Months Ended December 31, 2005
                                                                        --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments      Restated
                                                                         ------------  ------------   ------------
Condensed Consolidated Statement of Operations
Income on change in fair value of warrant liability....................           --           624            624 (1)
Net loss .............................................................. $     (6,789) $        624   $     (6,165)

Net loss per share:
Basic and diluted...................................................... $      (0.12) $       0.01   $      (0.11)
  To reflect change in fair value of the warrants classified as a liability.

                                                                         For the Nine Months Ended December 31, 2006
                                                                        --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments      Restated
                                                                         ------------  ------------   ------------
Condensed Consolidated Statement of Operations
Research and development .............................................. $      3,840  $       (168)  $      3,672 (1)
Total operating expenses .............................................. $     50,808  $       (168)  $     50,640
Loss from operations .................................................. $    (12,066) $        168   $    (11,898)
Income on change in fair value of warrant liability.................... $         --  $      4,338   $      4,338 (2)
Net loss .............................................................. $    (11,527) $      4,506   $     (7,021)

Net loss per share:
Basic and diluted...................................................... $      (0.19) $       0.08   $      (0.11)
  To reflect a $67,000 reduction in tooling cost expense and a $101,000 reduction in stock compensation.
  To reflect change in fair value of the warrants classified as a liability.

                                                                        For the Nine Months Ended December 31, 2005
                                                                        --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments      Restated
                                                                         ------------  ------------   ------------
Condensed Consolidated Statement of Operations
Loss on change in fair value of warrant liability......................           --          (108)          (108)(1)
Net loss .............................................................. $    (17,493) $       (108)  $    (17,601)

Net loss per share:
Basic and diluted...................................................... $      (0.32) $      (0.00)  $      (0.32)
  To reflect change in fair value of the warrants classified as a liability.

                                                                        For the Nine Months Ended December 31, 2006
                                                                        --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments      Restated
                                                                         ------------  ------------   ------------
Condensed Consolidated Statement of Cash Flows
Net loss .............................................................. $    (11,527) $      4,506   $     (7,021)(1)
Stock compensation ....................................................        1,639          (101)         1,538 (2)
Income on change in fair value of warrant liability....................           --        (4,338)        (4,338)(3)
Changes in assets and liabilities......................................         (934)           86           (848)(4)
Net cash used in operating activities .................................       (9,582)          153         (9,429)(5)
Bank overdraft...........................................................         --          (153)          (153)(5)
Net cash used in financing activities .................................          192          (153)            39
  To reflect a $67,000 reduction in tooling cost expense, a $101,000 reduction in stock compensation expense and $4,338,000 in income due to the change in the fair value of the warrants classified as a liability.
  To reflect a $101,000 reduction in stock compensation expense.
  To reflect change in fair value of the warrants classified as a liability.
  To reflect a $153,000 increase due to the repayment of the bank overdraft and a $67,000 reduction in tooling cost.
  To reflect the repayment of the bank overdraft in the correct period.

                                                                        For the Nine Months Ended December 31, 2005
                                                                        --------------------------------------------
                                                                         As Previously Restatement
                                                                           Reported    Adjustments      Restated
                                                                         ------------  ------------   ------------
Condensed Consolidated Statement of Cash Flows
Net loss .............................................................. $    (17,493) $       (108)  $    (17,601)(1)
Income on change in fair value of warrant liability....................           --           108            108
  To reflect change in fair value of the warrants classified as a liability.

4. BALANCE SHEET DETAIL

                                                         December 31,     March 31,
                                                             2006           2006
                                                         -------------  -------------
Inventory (in thousands):
   Work-in-process .................................... $       2,059  $       1,192
   Finished goods .....................................           789            546
                                                         -------------  -------------
                                                        $       2,848  $       1,738
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

                                                     Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                                  (Restated)            (Restated)
Common stock options ................................     9,659      8,867      9,659      8,867
Warrants ............................................     8,663      8,663      8,663      8,663
                                                       ---------  ---------  ---------  ---------
                                                         18,322     17,530     18,322     17,530
                                                       =========  =========  =========  =========

6. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three and nine months ended December 31, 2006 and 2005 was as follows (in thousands):

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated) (Restated) (Restated) (Restated)
Net loss, as reported................................ $  (2,833) $  (6,165) $  (7,021) $ (17,601)
Unrealized gain (loss) on investments in securities..         5          7         29          6
Less: reclassification adjustment for gain
   (loss) included in net loss.......................        --         --         --         (6)
                                                       ---------  ---------  ---------  ---------
Comprehensive loss................................... $  (2,828) $  (6,158) $  (6,992) $ (17,601)
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

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated)
Packet8 and videophones/equipment.................... $  13,210  $   8,400  $  38,476  $  20,972
Semiconductors and related software..................        92         80        230        550
Hosted iPBX solutions................................        13          3         36         29
                                                       ---------  ---------  ---------  ---------
   Total revenues ................................... $  13,315  $   8,483  $  38,742  $  21,551
                                                       =========  =========  =========  =========

No customer represented greater than 10% of the Company's total revenues for the three or nine months ended December 31, 2006 or 2005. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated)
   Americas (principally US).........................        99%        99%        99%        98%
   Europe............................................         1%        --          1%         1%
   Asia Pacific......................................        --          1%        --          1%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
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

State and Municipal Taxes

In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services. The Company does collect and remit California sales and use tax, however. In September 2006, the Company's largest third party network service provider began passing through state and local E911 taxes to the Company. Beginning October 1, 2006, the Company began collecting certain state and local E911 charges that are paid to and remitted through the third party network service provider. The Company has received inquiries, demands or audit requests from several states and municipal taxing and 911 agencies, and is currently under audit by one state, seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. The Company has recorded an expense of $633,000 and $311,000 for the nine months ended December 31, 2006 and 2005, respectively as its best estimate of the probable tax exposure for such assessments. The Company believes the cumulative exposure for assessments is $1,363,000 as of December 31, 2006, which is recorded in the other accrued liabilities line item in the condensed consolidated balance sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have restated our condensed consolidated financial statements to correct certain errors, principally related to our application of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") with respect to the accounting of warrants issued to three investors in three different equity financings that were consummated in fiscal 2005 and 2006 ("Equity Financings"). In fiscal years 2005 and 2006, our financial statements accounted for these warrants as equity. The warrants include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded in income. Our restated financial statements reflect a liability on the condensed consolidated balance sheets for the warrants and reflect income or loss in the condensed consolidated statement of operations for the change in their fair value from period-to-period. In connection with the restatement, we also have corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that relate to (1) our reclassification of $2.0 million from long-term investments to short-term investments for the period ended March 31, 2006, (2) an adjustment of $92,000 in revenue from the period ended September 30, 2006 to the period ended December 31, 2006 due to timing of a licensing agreement, (3) the reduction of $67,000 in tooling cost in the period ended December 31, 2006, that was recorded as a period expense, but should have been capitalized and amortized over a two year period, (4) the reduction of $26,000 and $101,000 of stock compensation expense for the three and nine months ended December 31, 2006, due to excess expense incorrectly recorded related to the termination of an employee, and (5) a $153,000 reduction in net cash used in operations due to a bank overdraft at the end of the period ended March 31, 2006.

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

                                                                       Three            Nine
                                                                    Months Ended    Months Ended
                                                                    December 31,    December 31,
                                                                        2006            2006
                                                                   --------------  --------------
                                                                     (Restated)      (Restated)
Cost of service revenues ........................................ $           16  $           79
Cost of product revenues ........................................              4              15
Research and development ........................................             96             333
Selling, general and administrative .............................            286           1,111
                                                                   --------------  --------------
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax.....            402           1,538

Tax benefit                                                                   --              --
                                                                   --------------  --------------
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax........... $          402  $        1,538
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

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06- 03"). We are required to adopt the provisions of EITF No. 06-03 in the first quarter of fiscal 2008. We currently report revenue net of taxes collected and remitted to governmental authorities. We do not expect the adoption of the provisions of EITF No. 06-03 in the first quarter of fiscal 2008 to have a material impact on our results of operations and financial condition.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

                                                   December 31,
                                              --------------------   Dollar    Percent
Service revenues                                2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                              (Restated)
                                               (dollar amounts in thousands)
  Three months ended........................ $  11,515  $   6,769  $   4,746      70.1%
  Percentage of total revenues..............      86.5%      79.8%
  Nine months ended......................... $  32,632  $  17,484  $  15,148      86.6%
  Percentage of total revenues..............      84.2%      81.1%

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

                                                   December 31,
                                              --------------------   Dollar    Percent
Product revenues                                2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                               (dollar amounts in thousands)
  Three months ended........................ $   1,800  $   1,714  $      86       5.0%
  Percentage of total revenues..............      13.5%      20.2%
  Nine months ended......................... $   6,110  $   4,067  $   2,043      50.2%
  Percentage of total revenues..............      15.8%      18.9%

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

No customer represented greater than 10% of our total revenues for the three and nine months ended December 31, 2006 and 2005. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

                                                        Three Months Ended     Nine Months Ended
                                                           December 31,          December 31,
                                                       --------------------  --------------------
                                                         2006       2005       2006       2005
                                                       ---------  ---------  ---------  ---------
                                                       (Restated)
   Americas (principally US).........................        99%        99%        99%        98%
   Europe............................................         1%        --          1%         1%
   Asia Pacific......................................        --          1%        --          1%
                                                       ---------  ---------  ---------  ---------
                                                            100%       100%       100%       100%
                                                       =========  =========  =========  =========

Cost of Service Revenues

                                                   December 31,
                                              --------------------   Dollar    Percent
Cost of service revenues                        2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                               (dollar amounts in thousands)
  Three months ended........................ $   4,555  $   3,326  $   1,229      37.0%
  Percentage of service revenues............      39.6%      49.1%
  Nine months ended......................... $  14,332  $   8,190  $   6,142      75.0%
  Percentage of service revenues............      43.9%      46.8%

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

Cost of Product Revenues

                                                   December 31,
                                              --------------------   Dollar    Percent
Cost of product revenues                        2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                               (dollar amounts in thousands)
  Three months ended........................ $   1,818  $   3,357  $  (1,539)    -45.8%
  Percentage of product revenues............     101.0%     195.9%
  Nine months ended......................... $   6,100  $   7,999  $  (1,899)    -23.7%
  Percentage of product revenues............      99.8%     196.7%

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

Research and Development Expenses

                                                   December 31,
                                              --------------------   Dollar    Percent
Research and development                        2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                              (Restated)
                                               (dollar amounts in thousands)
  Three months ended........................ $   1,094  $   1,470  $    (376)    -25.6%
  Percentage of total revenues..............       8.2%      17.3%
  Nine months ended......................... $   3,672  $   4,240  $    (568)    -13.4%
  Percentage of total revenues..............       9.5%      19.7%

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

The decrease in research and development for the first nine months of fiscal 2007 from the period in the prior fiscal year was primarily attributable to a $0.8 million decrease in personnel expenses, net of a $0.3 million increase in SFAS 123(R) stock-based compensation expense.

Selling, General and Administrative Expenses

                                                   December 31,
                                              --------------------   Dollar    Percent
Selling, general and administrative             2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                               (dollar amounts in thousands)
  Three months ended........................ $   8,833  $   7,244  $   1,589      21.9%
  Percentage of total revenues..............      66.3%      85.4%
  Nine months ended......................... $  26,536  $  19,151  $   7,385      38.6%
  Percentage of total revenues..............      68.5%      88.9%

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

Other Income, Net

                                                   December 31,
                                              --------------------   Dollar    Percent
Other income, net                               2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                               (dollar amounts in thousands)
  Three months ended........................ $     112  $     125  $     (13)    -10.4%
  Percentage of total revenues..............       0.8%       1.5%
  Nine months ended......................... $     539  $     536  $       3       0.6%
  Percentage of total revenues..............       1.4%       2.5%

The decrease in other income for the third quarter of fiscal 2007 over the same period in fiscal 2006 was primarily due to lower average cash balances. In the third fiscal quarter of 2007, other income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances.

Income on change in Fair Value of Warrant Liability

                                                   December 31,
Income (Loss) on change in fair               --------------------   Dollar    Percent
     value of warrant liability                 2006       2005      Change    Change
--------------------------------------------  ---------  ---------  --------- ---------
                                              (Restated) (Restated)
                                               (dollar amounts in thousands)
  Three months ended........................ $      40  $     624  $    (584)    -93.6%
  Percentage of total revenues..............       0.3%       7.4%
  Nine months ended......................... $   4,338  $    (108) $   4,446   -4116.7%
  Percentage of total revenues..............      11.2%      -0.5%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The decrease in the income from change in fair value of warrants in the third fiscal quarter of 2007 compared to the same period in fiscal 2006 is due to a reduction in the fair value of warrants resulting from a decline in the expected stock price volatility and contractual life of the warrants offset by an increase in our stock price which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

The increase in the income from the change in fair value of warrants for the first nine months of fiscal 2007 compared to the same period in fiscal 2006 is due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected stock price volatility and contractual life of the warrants.

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

Cash used in operations of approximately $9.4 million for the first nine months of fiscal 2007 was primarily attributable to the net loss of $7.0 million, adjusted for $4.3 million of non-cash income due to the change in the fair value of warrants and $2.6 million of depreciation, amortization, and stock-based compensation expense. The unfavorable changes in operating assets and liabilities were primarily attributable to a $1.1 million increase in inventory, a $0.7 million decrease in deferred revenue and a $0.2 decrease in accrued compensation. These unfavorable changes were offset by a $0.6 million increase in other accrued liabilities, a $0.4 million decrease in deferred cost of goods sold and a $0.2 decrease in prepaid and other assets. Cash used in operations of approximately $17.0 million for the first nine months of fiscal 2006 was primarily attributable to the net loss of $17.6 million, adjusted for $0.5 million of depreciation and amortization expense and a $0.1 million non-cash expense due to the change in the fair value of warrants. The favorable changes in operating assets and liabilities were primarily attributable to a $0.4 million increase in accounts payable, a $0.8 million decrease in deferred cost of goods sold and a $0.6 million decrease in deferred revenue. These favorable changes were offset by a $1.6 million increase in inventory. Our negative operating cash flows primarily reflect our net losses resulting from the same factors affecting our revenues and expenses as described above.

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
                                                         =============

At December 31, 2006, we have a $2.8 million liability related to warrants issued to three investors in three equity financing transactions in the fiscal years 2006 and 2005. We account for these warrants as liabilities, because the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19. The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

We recorded an operating loss of $11.9 million for the nine months ended December 31, 2006, and we ended the period with an accumulated deficit of $197 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We expect that we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

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

In accordance with current industry practice, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service. We have received inquiries or demands from a few states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations. In September 2006, the largest third party network service provider vendor began passing through E911 taxes. On October 1, 2006, we began collecting certain state and local E911 charges from our customers. The amount collected from our customers are paid to and remitted through the third party network service provider.  We do collect and remit California sales and use tax, however.  One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales in excess of estimated exposure, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. We have recorded an expense of $633,000 and $311,000 for nine months ended December 31, 2006 and 2005, respectively as our best estimate of the probable tax exposure for such assessments. We believe the cumulative exposure for assessments is $1,363,000 as of December 31, 2006, which is recorded as an other accrued liability in the condensed consolidated balance sheets.

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

ITEM 6. EXHIBITS

10.1 Form of 2006 Stock Option Agreement under the 8x8 2006 Stock Plan. (originally filed)

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