Form 10-K
period 2007-03-31
8X8 INC /DE/
filed 2007-06-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

Commission file number 000-21783

(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3151 Jay Street
Santa Clara, CA    95054
(Address of Principal Executive Offices including Zip Code)

(408) 727-1885
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, PAR VALUE $.001 PER SHARE	Name of each exchange on which registered Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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
YES    ☐        NO    ☒

      Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $60,355,115. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

      The number of shares of the Registrant's common stock outstanding as of June 15, 2007 was 61,771,832.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2007 for the 2007 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2007

-ii-

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our voice over Internet protocol, or VoIP, telephony products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2007 refers to the fiscal year ended March 31, 2007). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

We develop, market and sell telecommunication services and technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband VoIP, phone service, Packet8 Virtual Office service and Packet8 videophone equipment and service. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, launched the Packet8 Virtual Office business service in March 2004 and launched the Packet8 videophone service in June 2004. As of March 31, 2007, we had more than 100,000 Packet8 residential and videophone lines and approximately 7,000 Packet8 Virtual Office companies in service.

The Packet8 voice and video broadband phone service (Packet8) enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, we offer videophones and video telephony software in conjunction with our service plans that connect to a customer's high-speed Internet connection to deliver all of the voice features above, as well as unlimited video calls to any other Packet8 videophone customer in the world. We also offer IP telephones with built-in connectivity to Packet8 via an IP connector on the phone. We have developed a suite of business services called Packet8 Virtual Office that offer feature-rich communications services to small and medium-sized business that eliminate the need for traditional telecommunications services and business phone systems. Our primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business VoIP solution. Packet8 Virtual Office can completely replace a company's PBX infrastructure and deliver all telecom services over a managed or unmanaged Internet connection. We also sell pre-programmed analog telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional features of Virtual Office through on-screen menus on the phone.

Available Information

We maintain a corporate Internet website at the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

IDC predicts that residential U.S. VoIP subscribers will grow from 10.3 million in 2006 to 44 million in 2010. Access Market International Partners, Inc. report that the hosted business VoIP market in North America will grow from the current 394,000 lines in service generating $416 million in revenue to 3 million lines generating $1.6 billion in revenue by 2010.

The traditional telephone networks maintained by many local and long distance telephone companies, known as the public-switched telephone networks, or PSTN, were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, we believe these networks are not well suited to service the explosive growth of digital communication applications for the following reasons:

  They are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location;

  They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;

  They use dedicated circuits for each telephone call, which circuits allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted; and

  They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

Until recently, traditional telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet switching technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

Historically, packet-switched networks were built mainly for carrying non real-time data, although they are now fully capable of transmitting real time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet-switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, facsimile and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide Internet communication services with unmatched quality by delivering innovative technologies and services. We foster an environment that empowers our employees to provide the best service to our customers and partners in every way that they interact with us. We intend to bring the best possible voice and video products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers communicate with each other, and with the world.

Specific strategies to accomplish this objective include:

  Focus on our Packet8 Virtual Office product line. Towards the end of fiscal 2006, we began to shift the focus of our sales and marketing efforts to growing the Packet8 Virtual Office services and applications. Packet8 Virtual Office generates higher margins for us than our residential consumer service offerings. The businesses that subscribe to the service pay for the premise equipment and generate higher monthly service revenues. In addition, they are more likely to subscribe to our additional services and are less likely to leave the service.
  Capitalize on our technological expertise to introduce new products and features. Over the past 10 years, we have developed or acquired several core technologies that form the backbone of our video and VoIP service and which we intend to use to develop product enhancements and future products. We developed the endpoint technologies used to provide video and voice service at the customer premises, and control the embedded software that runs these endpoint devices. As a result, we are able to update the software functionality of our customers' endpoints without third party assistance. We were the first VoIP service provider to ship two-way video-enabled hardware, and our Packet8 Virtual Office services are one of the most feature-rich hosted VoIP business service in the industry.
  Offer the best possible service and support to our customers with a world class customer support organization. We have established a call center and customer support group at our headquarters in Santa Clara, California and have outsourced call center operations in Iowa City, Iowa and Santa Maria, California. We also have invested in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. Our strengths include customer service from onshore, technically sophisticated customer service agents. Our call center statistics are better than the industry averages with abandoned call rates averaging less than 5% and average wait times averaging less than one minute.

  Develop additional distribution channels. We have established relationships with resellers, retailers and other distributors of telecommunications products and services such as Office Depot with whom we launched the sale of our products in 1,100 stores in the third fiscal quarter of 2007. To further accelerate growth of our Packet8 residential and business offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers, equipment manufacturers and retailers to make our products more readily available and accessible to potential customers of our services.

Our Packet8 Services

Packet8 is the brand that we use to market our Internet-based communication services. These services work over virtually any high-speed Internet connection in the world, and allow calls to or from any phone in the world, whether that phone is an IP phone or a PSTN phone. Packet8 utilizes IP communication endpoints (i.e., a broadband phone adapter) which, when used in conjunction with the Packet8 network software and any standard telephone, enable plug and play installation and a familiar dialtone user interface. The Packet8 service also uses web- based technologies to enable account setup, account management, billing and customer support. We have developed a significant amount of the technology underlying our Packet8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the Packet8 service, we currently resell private-branded telephone IP terminal adapters that allow a regular analog telephone to be connected to an IP network, IP telephones and videophones, and preprogrammed business telephones. These devices utilize derivatives of our licensed semiconductor technology and certain unique software modifications to the protocol and application code that enable them to connect to the Packet8 IP services platform. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

Products and Services

Packet8 VoIP and Video Telephone Service

Our Packet8 VoIP telephone service was introduced in November 2002. To obtain the service, the customer must enter into a service agreement with us and select a calling plan based on the anticipated use of the service. Service plans provide various minutes of usage, up to an unlimited amount, for calls in North America and Canada that are made to non-Packet8 customers. Subscribers are charged at a per-minute rate for international calls to non-Packet8 customers, and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under the chosen plan. All of our plans allow for unlimited calling between Packet8 customers. Depending on the service plan selected, 8x8 will either sell or provide at no cost to the customer the 8x8 broadband phone adapter or desktop videophone to use with the Packet8 service. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in forty-six U.S. states and the ability for a subscriber to port a number from another service provider. All Packet8 customers can receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We currently offer enhanced 911, or E911, service on all Packet8 calling plans with a United States service address. A Packet8 E911 call is routed as 911 emergency traffic and is accompanied by caller information, which enables emergency personnel to ensure that callers receive the exact same response that they receive from 911 services provided by landline incumbent telephone carriers. Subscribers may also have toll-free numbers (e.g., 800 numbers) or virtual numbers. A virtual number is an additional phone number, which will ring through to an existing subscriber line. We offer virtual numbers in all of our U.S. rate centers, as well as in certain areas of the United Kingdom, France, the Netherlands, Norway, Sweden, Finland, Italy, Ireland and Denmark. We are also offering video over IP service using the Packet8 Tango or DV326 videophone products which includes all of the voice service plans and features described above plus unlimited video calls to any other Packet8 videophone subscriber anywhere in the world.

Packet8 Virtual Office Business Telephone Service

Our Packet8 Virtual Office business class telephone service was launched in March 2004 and is targeted at the small and medium-sized business market. Packet8 Virtual Office is an easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers, and provides features and services that neither can provide. Packet8 Virtual Office allows users with a high-speed Internet connection anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class PBX features normally found on dedicated PBX equipment. Packet8 Virtual Office extensions do not require dedicated communications infrastructure. The service is received through an office's existing Internet connection, thus eliminating the need for additional phone lines or digital subscriber lines for extensions, in contrast to traditional Centrex or PBX products.

Packet8 Virtual Office subscribers have the ability to choose any phone number available to Packet8 subscribers regardless of a user's geographic location. Subscribers also can port numbers, including toll-free numbers, from other service providers. Each extension in the virtual PBX can be located anywhere in the world with Internet access and Packet8 Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges to third party telecommunications carriers. Packet8 Virtual Office offers the following essential services for small and medium-sized businesses:

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
  Distinctive tone ringing; and
  Optional receptionist console application offering:
    Multiple call viewing and handling;
    Direct transfer to extension's voicemail;
    Supervised transfers; and
    View of extension status.

As of March 31, 2007, each Packet8 Virtual Office customer subscribed to an average of seven services.

Wholesale Voice and Video Services

Our wholesale voice and video services include a complete suite of VoIP platforms with a session initiation protocol, or SIP, IP switching infrastructure at its core, and voice, video and wireless endpoint devices to form a complete, end-to-end solution. Our technology delivers differentiating features for residential, business and video value-added services with co-branding and private branding options available to enable our partners to offer a differently labeled service similar to Packet8. Our network address traversal, or NAT, firewall traversal technologies and quality of service, or QOS, techniques are also integrated into the wholesale solution. A wholesale billing interface is also included, enabling service providers to deploy a private-branded offering that integrates into existing broadband billing platforms.

During fiscal 2006, we launched new private label services with DSG international in the United Kingdom (under the freetalk brand) and with BellSouth in its nine state region bundled with BellSouth's FastAccess DSL services. The agreement with DSG was terminated in the second fiscal quarter of 2007. The agreement with Bellsouth was terminated in the fourth fiscal quarter of 2007 in connection with its merger with at&t. Wholesale revenues represented less than five percent of total revenues in fiscal 2007.

Broadband Phone Adapter

Our broadband phone adapter, or BPA, product line is a set of telephone handset-to-Ethernet adapters that interface regular analog phones with IP-based telephony networks. We use the BPA-410 for our Virtual Office service and the broadband phone gateway, or BPG-510, for our residential service. We also have begun shipping a new device, the BPA-430, with our Virtual Office services. The BPA or BPG device is installed by the subscriber at its premises and supports up to two voice ports with its own direct dial phone number. These adapters run a variety of communication and network protocols, including SIP and MGCP.

Video Terminal Adapter

In the fourth fiscal quarter of 2007, we launched the Packet8 Tango videophone terminal adapter VTA464. The Packet8 Tango is an adapter that interfaces regular analog phones with IP-based telephony networks. The Packet8 Tango contains all of the voice features of a regular Packet8 service account. In addition, when a Packet8 videophone subscriber calls another Packet8 videophone subscriber, the videophones connect with instant-on high-speed video sent over the Internet. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The Packet8 Tango videophone is designed to be compatible with other SIP protocol devices.

Desktop IP Videophone

Our desktop videophone product, the DV326, is an IP videophone that contains all of the voice features of a regular Packet8 service. In addition, when a Packet8 videophone subscriber calls another Packet8 videophone subscriber, the videophones connect with instant-on high-speed video sent over the Internet. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The Packet8 videophone is designed to be compatible with other SIP protocol devices. During the fourth quarter of fiscal 2006, we suspended purchases of the DV326, which were a major contributor to our negative product margins. In the second quarter of fiscal 2007, we placed a final order with our equipment manufacturer, or OEM, of the DV326 at a lower price point. We do not expect to order additional DV326 in the future.

Packet8 Enabled Handsets

Uniden America Corporation, or Uniden, offers three Packet8 service-ready whole house VoIP phone systems: the UIP1868, the UIP160P and the UIP165P. These products are Packet8-enabled 5.8GHz digital expandable corded/cordless phones that are expandable to multiple handsets, deploying VoIP capability to each handset using a single high-speed Internet connection. Incorporating 8x8's Internet telephony software, these Uniden phones offer plug-and-play access to Packet8's feature-rich broadband telephone service, and include a built-in 1-port router. The Uniden Packet8- enabled phones also include one phone port to interface external analog phone devices, such as an answering machine or facsimile machine, to the base station.

Packet8 Softalk

In the second quarter of fiscal 2007, we launched Packet8 Softalk. Packet8 Softalk is a video-enabled SIP softphone for use with Packet8 voice and video Internet phone services. With Softalk, subscribers can make and receive voice and video phone calls directly from their personal computers using any microphone, speaker and/or web camera attached to the computer. Along with traditional landlines and cell phones, Softalk users can also call Packet8 videophone subscribers to enjoy high quality video communications when traveling without needing to carry along a DV326 or Packet8 Tango videophone.

We use third-party manufacturers to make the videophones, broadband phone adapters, business telephones and cordless handsets that we sell to our customers. We do not have long-term purchase agreements with any of our contract manufacturers. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

Sales, Marketing and Promotional Activities

We currently sell and market our Packet8 and Packet8 Virtual Office services to end users through our direct sales force, website, retail channels, online channels, network marketing firms and third party resellers. We launched the retail channel in fiscal 2005 and since then have entered into arrangements with numerous electronics retail chains, such as CompUSA, Fry's, J&R Music World and Office Depot, and on-line retailers including Amazon.com and TigerDirect. We also have developed a network marketing channel and entered into agreements with marketing firms such as Cognigen, Escape International and Melaleuca, among others. These network marketing firms contract with networks of independent agents who resell our services and receive commissions from us. Retail channels, online channels, network marketing firms and third party resellers generated approximately 40% of our subscriber additions in fiscal 2007.

We sell devices required to use our service through retail stores and on-line retailers. All retailers have unlimited return rights of this equipment. We offer all of our customers a 12-month warranty from the date of purchase for defective equipment.

We market our wholesale voice and video service offering to Internet service providers, cable television companies and digital subscriber line, or DSL, providers. Packet8 is offered to these third parties through reseller agreements, hosted and prepaid service agreements or equipment manufacturer, or OEM technology license agreements.

Competition

We face strong competition from incumbent telephone companies, cable companies and alternative voice and video communication providers. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. This will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and enhanced services and features. For more information regarding the risks associated with such strong competition, please refer to Item 1A, Risk Factors "Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and prevent us from achieving profitability."

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as Windstream Corporation. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, providing broadband services that are required to use our service and larger marketing budgets than we have.

Cable companies

These competitors include companies such as Cablevision, Comcast, Cox Communications and Time Warner Cable. Cable companies have made and are continuing to make substantial investments in delivering last mile broadband Internet access to their customers. As a result, they are offering bundled services inclusive of phone service. Cable companies are able to advertise on their local access channels with no significant out- of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Alternative voice and video communication providers

There are many alternative competitors for the Packet8 residential service which includes AT&T Callvantage, Net2Phone, Sunrocket, and Vonage. There are also many competitors for our videophone services and videoconferencing systems, including Polycom and various software offerings that implement videophone functionality on a personal computer. Competitors for the Packet8 Virtual Office service include traditional PBX and key system manufacturers and their resellers, including Avaya and Toshiba, Centrex services offered by incumbent telephone companies, and VoIP services offered by Covad, XO Communications, Cbeyond, M5 Networks and other companies.

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems, that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and detailed call records. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform, which is a software-based product that manages call admission, call control, call rating and routes calls to an appropriate destination or endpoint. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by a Packet8 subscriber) are sent to a gateway belonging to one of our partner telecommunications carriers where the packets are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a network operations center at our headquarters in Santa Clara, California and employ a staff of 10 individuals with experience in both voice and data operations to provide 24- hour operations support We use various tools to monitor and manage all elements of our network in real-time. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in Santa Clara, California and have a staff of 84 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced certain customer support activities to third parties. We also provide customer service and technical support directly to our resellers, while some resellers provide their own support directly to their sub-resellers and customers. Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based customer service and e-mail support.

Interconnection Agreements

We are party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as our 24-month agreement with Level 3 Communications, which is for domestic services which expires on May 31, 2008 and for international services, which is in effect from March 1, 2007 through May 31, 2008. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future.

Research and Development

The VoIP market is characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing Packet8 products and services. Future development also will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, the 802.11 standard and other wireless applications. We also seek to develop new endpoints for subscribers to our services. We believe that the development of new products and the enhancement of existing products are essential to our success.

We currently employ 25 individuals in research, development and engineering activities in our facilities in Santa Clara, California and Sophia Antipolis, France. Research and development expenses in each of the fiscal years ended March 31, 2007, 2006 and 2005 were $4.7 million, $5.9 million and $3.1 million, respectively.

Regulatory

Although several regulatory proceedings are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies, VoIP communication services have remained largely unregulated in the United States when compared to traditional telephony services. To date, VoIP service providers have been mainly treated as information service providers although the FCC has thus far avoided specifically ruling on this classification. Information service providers are largely exempt from most federal and state regulations governing traditional common carriers. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of proposed rule-making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and most other state telecommunications regulations. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC ruling.

Interconnected VoIP providers, like us, are required by the FCC to offer 911 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. Moreover, interconnected VoIP providers were required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through an interconnected VoIP service, as well as notify and to obtain affirmative acknowledgement from our customers that customers were aware of the differences between the emergency calling capabilities offered by interconnected VoIP providers as compared to traditional, wireline providers of telephone service. The FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We have received affirmative acknowledgement from substantially all of our customers and have substantially satisfied this requirement of the rule.

Like many interconnected VoIP providers, we currently cannot offer VoIP E911 services that route emergency calls in a manner consistent with the FCC rules for all of our customers. We are addressing this issue with our VoIP E911 Solution providers. On November 28, 2005, we began routing certain 911 calls to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct PSAP or first responder. The FCC may determine that our VoIP E911 solution for these customers does not satisfy the requirements of the VoIP E911 order because, in some instances, we will not be able to connect our subscribers directly to a PSAP. As of April 5, 2007, we provided emergency calling services to 100% of our subscribers located in the United States and 91% of these subscribers are supported with either an E911 solution that is in compliance with the VoIP E911 order or were customers prior to November 28, 2005. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers that we are unable to provide E911 service in a manner consistent with the VoIP E911 order.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking Proceeding to consider whether it should impose additional VoIP E911 obligations on interconnected VoIP providers including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. The Notice includes a tentative conclusion that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of commercial mobile radio services (mobile phone service providers). We cannot predict the outcome of this proceeding nor its impact on the Company at this time.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, interconnected VoIP providers were required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. Consistent with the relevant rules, we continue to work with a third-party solution provider to devise a CALEA-compliant solution. As of May 14, 2007, we had installed this solution in our network operations and data centers, but had not yet completed testing of all required intercept capabilities of this equipment. We are diligently working to complete the testing of this equipment in order to achieve full compliance with the FCC's order. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with CALEA.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. We were allowed to calculate our contribution based on the safe harbor or by submitting a traffic study that would subsequently be approved by the FCC. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for our subscribers' retail revenues as well as through our underlying carriers' wholesale charges. Beginning October 1, 2006, we began charging our subscribers a USF surcharge fee equal to the USF contribution amounts we were required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. While we are still examining the impact of the ruling, we believe that we are entitled to a credit for the two quarters in which we double contributed to USF and for the portion of our contribution that exceeded the percentage of interstate traffic that we produced in our traffic study. We further believe that we will have a reduced USF contribution rate on a going-forward basis. Meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, at least one state contends that providers of interconnected VoIP services, like us, should contribute to its USF fund.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. At the present time we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Effective December 8, 2007, we will be required to implement internal processes in order to be compliant with all of the FCC's CPNI rules. This may impose additional compliance costs on the Company and reduce our profitability or cause us to increase the retail price for our services.

On April 18, 2007, the FCC released a Notice of Proposed rulemaking or Notice tentatively concluding that providers of interconnected VoIP services, like us, should pay regulatory fees. According to the Notice, the FCC would like to begin collection of such fees in the August to September 2007 timeframe. The FCC is considering calculating contribution obligations for interconnected VoIP providers based on either revenues or telephone numbers used by us. We cannot predict the outcome of this proceeding.

On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain interconnected VoIP providers submit reports regarding the reliability and resiliency of their 911 systems. At this time, we are not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, we cannot predict the impact of these rules on our business or our ability to comply with these disability access obligations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability obligations. When the Order becomes effective, we will begin contributing to the federal TRS fund and we will likely pass those fees through to our customers increasing their bills for service. Moreover, compliance with the new disability rules may impose additional costs on the Company and reduce our profitability or cause us to increase the retail price for our services.

The effect of any future laws, regulations and the orders on our operations, including, but not limited to, the Packet8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases our costs of providing service that may or may not be recoverable from our customers which could result in making our services less competitive with traditional telecommunications services if we increase our retail prices or decrease our profit margins if we attempt to absorb such costs.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of May 30, 2007, we had 68 United States patents that have been issued and additional United States and foreign patent applications pending. We do not consider any of the pending patents to be critical to our business. Our patents expire on dates ranging from 2012 to 2024. We cannot predict whether our pending patent applications will result in issued patents.

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

We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others, such claims and litigation could require us to expend substantial resources and distract key employees from their normal duties, which could have a material adverse effect on our operating results, cash flows and financial condition. The communications and software industries are subject to frequent litigation regarding patent and other intellectual property rights. Moreover, the VoIP service provider community is becoming increasingly a target of patent holders. There is a risk that we will be a target of assertions of patent rights and that we may be required to expend significant resources to investigate and defend against such assertions of patent rights.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. These licenses are on standard commercial terms made generally available by the companies providing the licenses. To date, the cost and terms of these licenses individually has not been material to our business.

Information about Segments and Geographic Areas

We have only one reportable segment. Financial information relating to our product lines and information on revenues generated in different geographic areas are set forth in Note 9 to our consolidated financial statements contained in Part II, Item 8 of this Report.

Employees

As of March 31, 2007, our workforce consisted of 160 employees and 35 contractors. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Bryan R. Martin, Chairman, Chief Executive Officer and President. Bryan R. Martin, age 39, has served as our President since March 2007 and Chairman since December 2003. Mr. Martin has served as Chief Executive Officer and as a director of the Company since February 2002. From February 2001 to February 2002, he served as President and Chief Operating Officer and a director of the Company. He served as Senior Vice President, Engineering Operations from July 2000 to February 2001 and as the Company's Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, Chief Financial Officer. Dan Weirich, age 33, has served as our Chief Financial Officer since July 2006 and Acting Chief Financial Officer from June 2006 to July 2006. Mr. Weirich served as Vice President of Operations of the Company from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. From September 2001 to March 2004, Mr. Weirich served as independent consultant in Asia and the United States. From October 1998 to September 2001, Mr. Weirich served as Vice President of Business Development for iAsiaWorks. From March 1998 to October 1998, Mr. Weirich served as Manager of Acquisition Integration at Qwest Communications and from August 1996 to March 1998, Mr. Weirich served as a Financial Analyst and Product Manager for Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Huw Rees, Vice President of Sales and Marketing. Huw Rees, age 46, has served as Vice President, Sales and Marketing since January 2001. He served as the Chairman and Chief Executive Officer of the Company's wholly owned subsidiary, Centile, Inc., from July 2001 until September 2003. Additionally, he served as Vice President, Sales and Business Development of Centile from March 2001 to July 2001. He served as Vice President, Sales of the Solutions Group of the Company from August 2000 until February 2001 and as Director, North American Sales of the Company from April 1999 to August 2000. He previously worked at Mitel Corporation as Sales Manager of the Western Region and also in sales management roles at GEC Plessey Inc. and Marconi PLC. Mr. Rees also serves on the board of Frucall, Inc. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

Marc Petit-Huguenin, Chief Technology Officer. Marc Petit-Huguenin, age 42, has served as Chief Technology Officer since July 2003 and Vice President of Research and Development from July 2003 to October 2006. From May 2000 to July 2003, Mr. Petit-Hugenin serviced in various technical roles for the Company. He previously worked at Odisei in France from June 1998 to April 2000 and joined the Company in April 2000 upon the Company's acquisition Odisei in 2000.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

The success of our Company is dependent on the growth and public acceptance of our Packet8 Service.

Our future success as a Company depends on our ability to significantly increase revenues generated from our Packet8 services. In turn, the success of our Packet8 voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber to an existing broadband Internet service, most typically provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth in our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, this service has not yet been adopted by a majority of consumers. To increase deployment of broadband Internet service providers of broadband Internet service, such as traditional telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, developments over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided; VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. Furthermore, customers in markets serviced by deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions in general and our services in particular. If any or all of these factors fail to occur, our business may be affected adversely.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP or otherwise discriminating against VoIP providers. Conceivably, some providers of broadband access may take measures that affect their customers' ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. Interference with our service or higher charges for also using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth. These problems have arisen in international markets.

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and businesses customers and our potential for growth.

Certain aspects of our service are not the same as traditional telephone service. Because our continued growth is dependent on the adoption of our services by mainstream customers and business customers, our ability to adequately address significant differences through our technology, customer services, marketing and sales efforts is becoming increasingly important. For example:

  Our business services differ from traditional business private branch exchange, or PBX, systems in that no customer premise equipment is required other than our telephones and terminal adapters. There is no "equipment closet" or dedicated voice wiring that needs to be accomplished. For many of our customers, these are unfamiliar concepts.
  Our E911 calling service is different, in significant respects, from the E911 service associated with traditional wireline and wireless telephone providers.
  Our customers may experience higher dropped-call rates than they are used to from traditional wireline telephone carriers because our services depend on networks and services with more single points of failure than traditional wireline networks.
  Our customers cannot accept collect calls.
  In the event of a power loss or Internet access interruption, our services are interrupted. Unlike some cable VoIP services, we have not installed batteries at the customer premises to provide emergency power for our customers' equipment if they lose power, though our data centers are protected by power backup and other measures to mitigate the risk that we can maintain our data center operations in the event of a power outage or some other emergency situation.

If customers do not accept the differences between our service and traditional telephone service, they might not subscribe to our VoIP services and our business, operating results and cash flows would be affected adversely.

We have a history of losses and are uncertain as to our future profitability.

We recorded an operating loss of $14.3 million for the year ended March 31, 2007 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

The VoIP telephony market is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business.

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

  the identification of new technologies and timely implementation of product design and development;
  the scalability of our VoIP telephony software products;
  product and feature selection;
  product performance;
  cost-effectiveness of current products and services and products under development;
  our ability to successfully implement service features mandated by federal and state law; and
  effectiveness of promotional efforts.

Decreasing telecommunications rates and increasing regulatory charges may diminish or eliminate our competitive pricing advantage.

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. Increased regulation and the imposition of additional regulatory funding obligations at the federal and state level could require us either to increase the retail price for our services, thus making us less competitive or absorb such costs, thus decreasing our profit margins. In fiscal 2007, we began to pass Universal Service and E911 fees and taxes onto our customers. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate these rates to continue to decline in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers if such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our services to other service providers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale services. Continued rate decreases would require us to lower our rates to remain competitive and will reduce or possibly eliminate any gross profit from our services. Furthermore, if telecommunications rates continue to decline, we may lose subscribers for our services.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services and local number portability for our customers rather than deploying our own network throughout the United States. This decision has resulted in lower operating costs for our business in the short term but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, operating results and cash flows.

While we believe that relations with our current service providers are good and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. While we believe that we could replace our current providers, if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business.

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and prevent us from achieving profitability.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers, alternative voice communication providers and independent VoIP providers.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Until recently, our target market has been composed largely of early adopters, or people who tend to seek out new technologies and services. Attracting customers away from their existing providers will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors' financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to offer VoIP services with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services our competitors provide, they may choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

We also compete against established alternative voice communication providers and face competition from other large, well-capitalized Internet companies that have recently launched or plan to launch VoIP-enabled instant messaging services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would delay or prevent our profitability.

We also are subject to the risk that new technologies may be developed that are able to deliver competing voice services at lower prices, better or more conveniently. Future competition from new technologies could have a material adverse effect on our growth and operating results.

Given the significant price competition in the markets for our products, we are at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business and operating results.

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

We do not have long-term purchase agreements with our contract manufacturers and we depend on a concentrated group of contract manufacturers for a substantial portion of manufacturing our products. There can be no assurance that our contract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of these contract manufacturers or if any of the contract manufacturers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our contract manufacturers becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products held by the contract manufacturer.

We also rely on third party component suppliers to provide semiconductor circuit packages for our products. In some instances, these components are provided by a single supplier. Our reliance on these suppliers involves a number of risks, including reduced control over delivery schedules, quality assurance and costs. We currently do not have long-term supply contracts with any of these component vendors. As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver components of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, some of our products may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

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

Our infringement of a third party's proprietary technology would disrupt our business.

There has been substantial litigation in the communications, VoIP services, semiconductor, electronics, and related industries regarding intellectual property rights, and from time to time third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us.

Certain technology necessary for us to provide our services may in fact be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that certain technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

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

Inability to protect our proprietary technology would disrupt our business.

We rely in part on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely in part on patent law to protect our intellectual property in the United States and internationally. As of May 30, 2007, we hold 68 United States patents and have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have in the past licensed and in the future expect to continue licensing our technology to others many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 911 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be unknown, complicated and uncertain.

Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to consumers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us our customers and resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a provider in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our international operation.

Future legislation or regulation of the Internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications and imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state and local regulatory agencies. On February 12, 2004, the FCC initiated a notice of public rule-making to update FCC policy and consider the appropriate regulatory classification for VoIP and other IP enabled services. On November 9, 2004, the FCC ruled that Vonage DigitalVoice and similar services are jurisdictionally interstate and not subject to state certification, tariffing and other common carrier regulations. This ruling was subsequently appealed by several states. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC's declaratory ruling.

There is risk that a regulatory agency requires us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which Packet8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components as we currently have no means to automatically identify the physical location of one of our subscribers on the Internet. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet.

We may be subject to liabilities for past sales and additional taxes, surcharges and fees.

Excluding California sales and use tax, federal Universal Service Fund or USF and E911 state and local fees, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service in accordance with current industry practice. Based upon a new ruling published by the Internal Revenue Service, or IRS, we ceased collecting Federal Excise Tax, or FET, on June 1, 2006. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

We have received inquiries or demands from numerous states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations. In September 2006, our largest third party network service provider vendor began passing through E911 taxes to us. On October 1, 2006, we began collecting certain state and local E911 charges from our customers for these amounts. The amounts collected from our customers are paid to the third party network service provider. We have not collected or accrued liabilities for E911 taxes prior to October 1, 2006, and it is possible that substantial claims for back taxes may be asserted against us, which could adversely affect our business financial condition or operating results.

One or more states or foreign countries may seek to impose sales, use or other tax collection obligations on us. We have received inquiries or demands from numerous state authorities and are currently under audit by one state. A successful assertion by one or more states or foreign countries that we should collect sales, use or other taxes on the sale of customer premise equipment or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. We have recorded an expense of $841,000 and $531,000 for years ended March 31, 2007 and 2006, respectively, as our estimate of the increase in probable tax exposure for such assessments. We believe that our exposure for assessments is $1,570,000 as of March 31, 2007, which is recorded as an other accrued liability in our condensed consolidated balance sheets.

Our emergency and E911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with E911 emergency dialing with the Packet8 service.

Both our emergency calling service and our E911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the Public Safety Answering Point, or PSAP, in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and actual location information. While the E911 service we have deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our E911 capabilities are not yet available from all locations. In addition, the only location information that our E911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. A customer's registered location may be different from the customer's actual location at the time of the call because customers can use their Packet8 equipment to make calls almost anywhere a broadband connection is available.

We are currently deploying E911 service that is similar to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For those customers located in an E911 area, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer's registered location. The dispatcher will have automatic access to the customer's telephone number and registered location information. If a customer moves their Packet8 service to a new location, the customer's registered location information must be updated and verified. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 911 call.

The emergency calls of customers located in areas where we are currently unable to provide E911 service as described above are supported by a national call center that is run by a third-party provider and operates 24 hours per day, seven days a week.

These operators still receive the customer's registered service location and phone number automatically, and coordinate connecting the caller to the appropriate PSAP or emergency services provider and providing the customer's registered service location and phone number to those local authorities. In the event that a customer experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider using our services.

Delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may in the future attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E911 services and, unlike traditional wireline and wireless telephone providers, there are no state or federal provisions that currently indemnify or limit the liability of VoIP services such as ours for connecting and carrying emergency 911 phone calls over IP networks.

In May 2005, the FCC unanimously adopted an order and Notice of Proposed Rulemaking, or NPRM, which required VoIP providers that interconnect with the PSTN, or interconnected VoIP providers, to provide enhanced 911, or E911, service.

On November 7, 2005, the Enforcement Bureau of the FCC issued a notice to interconnected VoIP providers detailing the information required to be submitted to the FCC in E911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it would not require providers that had not achieved full E911 compliance by November 28, 2005 to discontinue the provision of interconnected VoIP services to any existing customers, it did expect that such providers would discontinue marketing VoIP services, and accepting new customers for their services, in all areas where they are not transmitting 911 calls to the appropriate PSAP in full compliance with the Commission's rules. On November 28, 2005, we began offering nomadic E911 service to all of our customers with United States service addresses, and began charging those customers an additional $1.99 per month plus any applicable local 911 taxes and surcharges effective January 1, 2006. On November 28, 2005, we also modified the Packet8 account signup procedures to require service addresses to be entered and validated, at the time an order for service is placed, to ascertain whether Packet8's nomadic E911 service is available at that address. On November 28, 2005, we also filed our E911 compliance report which is available on the FCC's website, at http://www.fcc.gov, under Wireline Competition Docket Number 05-196. On March 19, 2007, the Company received a letter from the Enforcement Bureau of the FCC requesting that the Company file an updated E911 Status Report no later than April 11, 2007. On April 11, 2007, the Company responded to the FCC stating that 91% of the Company's subscribers are either in compliance with the VoIP 911 order or were signed up prior to November 28, 2005. We provide a nomadic emergency calling service to 100% of our subscribers who have a location within the United States registered with us.

The FCC may determine that our nomadic emergency calling solution does not satisfy the requirements of its VoIP E911 order because, in some instances, our nomadic emergency calling solution requires that we route an emergency call to a national emergency call center instead of connecting Packet8 subscribers directly to a local PSAP through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those subscribers not receiving access to emergency services in a manner consistent with the VoIP E911 order. The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations, cash flows or business reputation.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which they tentatively conclude that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our subscribers on the Internet. The FCC's VoIP E911 order has increased our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. We cannot guarantee that emergency calling service consistent with the VoIP E911 order will be available to all of our subscribers, especially those accessing our services from outside of the United States. The FCC's current VoIP E911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial position and results of operations.

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

The FCC, in a subsequent order released on May 12, 2006, required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. The FCC allowed VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits carriers to use the services provided these third parties to become CALEA compliant by the deadline, the carrier remains ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy, as required by CALEA.

We have selected a partner to work with us to develop a solution for CALEA compliant lawful interception of communications and, as of May 14, 2007, we had installed this solution in our network operations and data centers, but had not yet completed testing of all required intercept capabilities of this equipment. We are diligently working to complete the testing of this equipment in order to achieve full compliance with the FCC's order, but there are no guarantees that full compliance can be achieved. We could be subject to an enforcement action by the FCC or law enforcement agencies if our CALEA solution does not become fully operational. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with CALEA. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

There may be risks associated with our ability to comply with the requirements of federal and other regulations related to Customer Proprietary Network Information (CPNI).

On April 2, 2007, the FCC released an order extending the application of the customer proprietary network information, or CPNI, rules to interconnected VoIP providers. VoIP providers have six months from the effective date of the order to implement all the CPNI rules. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill.

Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.

At the present time we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. By December 8, 2007, we will be required to implement internal processes in order to be in compliance with all of the FCC's CPNI rules. Our failure to achieve compliance with any future CPNI orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

There may be risks associated with our ability to comply with funding requirements of the Universal Service Fund, or USF, Telecommunications Relay Service, or TRS, fund, federal regulatory recovery fees and similar state or federal funds, or that our customers will cancel service due to the impact of these price increases to their service.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue. We were allowed to calculate our contribution based on the safe harbor or by preparing a traffic study. We began contributing to the federal USF on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for its subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. There is also a risk that state USF organizations may attempt to assert state USF and other state and local charges. At this time, at least one state contends that providers of interconnected VoIP services, like us, should contribute to its USF fund.

We charge our subscribers a USF fee equal to the USF contribution amounts we must contribute based upon our subscribers' retail revenues. The impact of this price increase on our customers or our inability to recoup our costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on our financial position, results of operations and cash flows.

On May 31, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, until the formal release of the FCC order, we cannot predict the impact of these obligations on our business or our ability to comply with these disability obligations. We will likely pass these additional costs on to our customers and the impact of this price increase or our inability to recoup our costs or liabilities or other factors could have a material adverse effect on our financial position, results of operations and cash flows. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability requirements.

The Federal Communications Commission, or FCC, and various state commissions are considering the imposition of additional fees on interconnected VoIP providers, like us. The FCC is currently considering subjecting interconnected VoIP providers to regulatory fee recovery obligations. Several states are either considering extending or have imposed state USF, state TRS fees, and other taxes and fees on interconnected VoIP providers like us. If we pass through the taxes, fees and surcharges that may be applied to our service, the impact of this price increase on our customers or our inability to recoup our costs or liabilities in remitting such taxes, fees and surcharges could have a material adverse effect on our financial position, results of operations and cash flows.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively affected.

We support local number portability, or LNP, for our customers, which allow our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past has taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new customer of our services must maintain both the new Packet8 service and the customer's existing telephone service during the number transfer process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on third party carriers to transfer the numbers, as well as the delay the existing telephone service provider may contribute to the process. Local number portability is considered an important feature by many potential customers, especially our business customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers or retaining existing customers.

Our success also depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as the Packet8 subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt, we could lose customers, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 4.2% for the year ended March 31, 2007. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers, also influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expense is an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net losses and achieving future profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net losses could increase.

Our success also depends on third parties in our distribution channels.

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

Our future operating results may vary substantially from period to period and may be difficult to predict.

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

Our products have lead times of up to several months, and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third party vendors for the supply of components and contract manufacturers to assemble our products, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, operating results or financial condition.

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

We may need to raise additional capital to support our future operations.

As of March 31, 2007, we had cash and cash equivalents and investments of approximately $11.9 million. Unless we achieve and maintain profitability in the future, we will need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

Our stock price has been highly volatile.

The market price of the shares of our common stock has been and is likely to continue to be highly volatile. It may be significantly affected by factors such as:

  actual or anticipated fluctuations in our operating results;
  announcements of technical innovations;
  future legislation or regulation of the Internet and/or VoIP;
  loss of key personnel;
  new entrants into the VOIP service marketplace, including cable and incumbent telephone companies and other well-capitalized competitors;
  new products or new contracts by us, our competitors or their customers;
  the perceived or real impact of events that negatively affect our direct competitors; and
  developments with respect to patents or proprietary rights, general market conditions, changes in financial estimates by securities analysts, and other factors which could be unrelated to, or outside of, our control.

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

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on June 15, 2007, our common stock had a closing bid price of approximately $1.39 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of June 15, 2007, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $84,753,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in an approximately 47,000 square foot facility in Santa Clara, California that is leased through August 2009. Design, testing, research and development, sales and marketing, shipping, customer service and administrative activities are performed at this facility. We also lease office space for our research and development operation in Sophia-Antipolis, France. We believe that our existing facilities are adequate to meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 6 to the consolidated financial statements contained in Part II, Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal claims and litigation that have arisen in the normal course of our operations. While the results of such claims and litigation cannot be predicted with certainty, we do not believe that the final outcome of such matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We completed our initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, our common stock was traded on what was then known as the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." From April 4, 2000 through July 18, 2001, our common stock was traded on the NASDAQ under the symbol "NTRG." Since July 19, 2001 our common stock has traded under the symbol "EGHT." In July 2002, our listing was transferred to the NASDAQ Capital Market of the Nasdaq Stock Market LLC. We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2007. As of June 15, 2007, there were 299 holders of record of our common stock.

The following table sets forth the range of high and low sale prices for each period indicated:

Period	High	Low
Fiscal 2007:
First quarter	$ 1.78	$ 0.85
Second quarter	$ 1.24	$ 0.65
Third quarter	$ 1.96	$ 1.03
Fourth quarter	$ 1.84	$ 1.12
Fiscal 2006:
First quarter	$ 2.49	$ 1.03
Second quarter	$ 2.50	$ 1.45
Third quarter	$ 3.39	$ 1.21
Fourth quarter	$ 2.16	$ 1.55

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2002 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

The information presented in the following table of Selected Financial Data for the years ended March 31, 2006 and 2005 has been restated to reflect the restatement of our financial results that is described in Note 2 "Restatement" to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Years Ended March 31,
	2007	2006	2005	2004	2003 (1)
		(Restated)	(Restated)
	(in thousands, except per share amounts)
Total revenues	$53,130	$31,892	$11,475	$9,308	$11,003
Net loss	$(9,930)	$(23,253)	$(15,348)	$(3,039)	$(11,403)
Net loss per share:
Basic	$(0.16)	$(0.42)	$(0.35)	$(0.09)	$(0.40)
Diluted	$(0.16)	$(0.42)	$(0.35)	$(0.09)	$(0.40)
Total assets	$19,958	$31,120	$39,080	$15,571	$6,705
Fair value of warrant liability	$3,387	$7,123	$4,837	$-	$-
Contingently redeemable common stock	$-	$-	$-	$-	$669
Accumulated deficit	$(200,249)	$(190,319)	$(167,066)	$(151,718)	$(148,679)
Total stockholders' equity	$5,377	$12,970	$24,907	$12,786	$2,164

__________________

  Net loss and net loss per share include restructuring and other charges of $3.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the restatement discussed below and in Note 2 of the Notes to the Consolidated Financial Statements.

In this Annual Report on Form 10-K, we have included the restated Consolidated Balance Sheet as of March 31, 2006, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 2005 and 2006 fiscal years, and selected financial data for each of the seven quarters ended in the period ended December 31, 2006. See "Item 6 - Selected Financial Data", ITEM 8 - CONSOLIDATED QUARTERY FINANCIAL DATA and Note 2 (Restatement of Financial Statements) of the Notes to the Consolidated Financial Statements for more detailed information regarding the restatement and the changes to the previously issued financial statements. The previously issued financial statements are being restated because we have determined that they contain errors in accounting for warrants issued to three investors in three equity financings consummated in fiscal 2005 and 2006. We have concluded that, under accounting principles generally accepted in the United States of America ("GAAP"), the warrants should have been accounted for as liabilities. Our restated financial statements reflect a liability in the consolidated balance sheets for the warrants. The effect of the change is that we must reflect income or loss in the consolidated statement of operations for the change in the fair value of the warrant from period-to-period. Previously, we had treated these warrants as equity. The restatement also reflects the effect of other unrecorded adjustments that were previously determined to be immaterial.

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunication services for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband VoIP and video communications service, Packet8 Virtual Office service and videophone equipment and services. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002 and launched the Packet8 Virtual Office business service offering in March 2004. As of March 31, 2007, we had more than 100,000 Packet8 residential and videophone lines and approximately 7,000 business subscribers to our Packet8 Virtual Office service. Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, valuation of inventories, and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included above under Item 1A, "Risk Factors."

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

Historically, we recognized new subscriber revenue from our Packet8 service offerings upon the expiration of the applicable acceptance period. Under the terms of our typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. During the first few years of our Packet8 service, we lacked sufficient history to apply a return rate and reserve against new order revenue and accordingly, deferred new subscriber revenue until the 30-day acceptance period had expired. In the first quarter of 2007, we evaluated two years of historical data related to the termination of service during the 30-day acceptance period and by June 2006, had determined that we had sufficient history of subscriber conduct to make reasonable estimates of cancellations within the 30-day trial period. Therefore, in the first quarter of fiscal 2007, we began recognizing new subscriber revenue in the month in which the new order was shipped, net of an allowance for expected cancellations. As a result of this change in accounting policy, we accelerated the recognition of an additional $68,000 of new order service revenue, $280,000 of new order product revenue and $466,000 of new order cost of product for the first quarter of fiscal 2007.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, we allocate Packet8 revenues, including activation fees, among the desktop terminal adapter or videophone and subscriber services. Subsequent to the subscriber's initial purchase of the service, revenues allocated to the desktop terminal adapter or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized when the related services are provided. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

At the time of each revenue transaction we assess whether the revenue amount is fixed and determinable and whether collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30-90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. We defer recognition of revenue on product sales to retailers where the right of return exists until products are resold to the end user and the trial period has expired.

During fiscal 2007 and 2006, revenues from software licensing and related arrangements were limited. For arrangements with multiple obligations (for example, undelivered maintenance and support), we have allocated revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. We base the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

If a software license arrangement includes acceptance criteria, revenue is not recognized until we can demonstrate objectively that the software or service can meet the acceptance criteria or that the customer has signed formal acceptance documentation. If a software license arrangement obligates us to deliver unspecified future products, revenue is recognized on a subscription basis, ratably over the term of the contract.

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

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed above under Item 1A,"Risk Factors."

Collectibility of Accounts Receivable

We must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2007, the accounts receivable balance was $854,000, net of an allowance for doubtful accounts of $54,000, including a reserve for disputed credits, and an estimated returns reserve of $64,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Income and Other Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax expense and to assess temporary differences resulting from book-tax accounting differences for items such as deferred revenue. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of approximately $73 million as of March 31, 2007, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

We have received inquiries, demands or audit requests from several states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. We have recorded an expense of $841,000 and $531,000 for the years ended March 31, 2007 and 2006, respectively as our estimate of the increase in probable tax exposure for such assessments. Our cumulative estimate for probable assessments is $1,570,000 as of March 31, 2007, which is recorded in the other accrued liabilities line item in the condensed consolidated balance sheets.

Stock-Based Compensation

Effective April 1, 2006, we account for our employee stock options and stock purchase rights under the 1996 Employee Stock Purchase Plan ("Purchase Plan") under the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), Financial Accounting Standards Board ("FASB") Technical Bulletin 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB"), No. 107. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. We have adopted the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to April 1, 2006, we accounted for stock-based awards in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant, or the intrinsic value, is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense generally was recognized when the exercise price of the employee stock option grants equaled the fair market value of the underlying common stock on the date of grant. However, to the extent awards were granted either below fair market value or were modified which required a re-measurement of compensation costs, we recorded compensation expense.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2007 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 has been recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2007 included the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2007 and 2006, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

SFAS No. 123(R) requires us to calculate the additional paid in capital pool ("APIC Pool") available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R), as if we had adopted SFAS No. 123 at its effective date of January 1, 1995. There are two allowable methods to calculate our APIC Pool: (1) the long form method as set forth in SFAS No. 123(R) or (2) the short form method as set forth in FASB Staff Position No. 123(R)-3. We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, we are not recognizing deferred tax assets for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. We use the "with and without" approach as described in Emerging Issue Task Force ("EITF") Topic No. D-32, in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax and as such, we recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.

KEY BUSINESS METRICS

We periodically review certain key business metrics, within the context of the performance goals set by management, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

• Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our plan. Churn approximated 4.2% for the fiscal 2007, 3.0% for fiscal 2006 and 3.7% for fiscal 2005. We believe that the increase in churn from fiscal 2006 to fiscal 2007 was due to a strengthening in our collection policies and procedures in the first fiscal quarter of 2007 combined with an increase in terminations of our residential service because of price increases and competition. We believe that the decrease in churn from fiscal 2005 to 2006 was due to a reduction in service outages and an increase in voice quality and customer service staffing levels. We believe that retaining and building upon our existing subscriber base is critical to our future growth and business success. Therefore, significant increases in our churn rate would be likely to have an adverse impact on our operating results and the value of our business.

• Subscriber acquisition cost: Subscriber acquisition cost is defined as the sum of the advertising, marketing, promotions, commissions and equipment subsidy costs associated with our efforts to acquire new subscribers. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition cost increased to $126 for fiscal 2007 from $122 for fiscal 2006 and $113 for fiscal 2005 due to a shift in marketing efforts from residential to small businesses.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

REVENUES
	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Service revenues	$45,046	$26,113	$9,086	$18,933	72.5%	$17,027	187.4%
Percentage of total revenues	84.8%	81.9%	79.2%

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and VoIP technology licenses and any royalties earned under such licenses. Prior to fiscal 2004, our service revenues were primarily generated by nonrecurring license transactions and related maintenance revenues.

The increase in fiscal year 2007, as compared to fiscal year 2006, was primarily attributable to a $17.3 million increase in Packet8 service revenues attributed to the growth in the Packet8 Virtual Office subscriber base. In early fiscal 2007, the Company redirected its marketing from targeting residential customers to marketing its Packet8 Virtual Office services to small businesses. The Packet8 Virtual Office subscriber base grew from less than 4,000 customers at the end of fiscal 2006 to approximately 7,000 on March 31, 2007. Our residential customer base did not increase between the end of fiscal 2006 and 2007. Effective March 1, 2007, we increased the monthly service fees on our unlimited residential service and unlimited business service for existing customers by $2 and $5 and by $5 and $10 for new customers who subscribed to the service after March 1, 2007. License and royalty revenues associated with our IP semiconductor technology and hosted iPBX product decreased by $0.4 million from $0.7 million to $0.3 million. In addition, we recognized $1.8 million in wholesale service revenue in fiscal 2007 compared to $0.1 million in fiscal 2006.

The increase in revenues in fiscal year 2006 from fiscal year 2005 consisted primarily of a $17.4 million increase in Packet8 service revenues attributable to the significant growth in the subscriber base from approximately 57,000 lines at March 31, 2005 to 133,000 at March 31, 2006. In addition, we began charging a regulatory recovery fee of $1.50 per line effective in May 2005 and a $1.99 emergency 911 service cost recovery fee of $1.99 per line effective in January 2006. These fees are recorded as service revenues. License and royalty revenues associated with our IP semiconductor technology and hosted iPBX product declined by $0.4 million however.

	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Product revenues	$8,084	$5,779	$2,389	$2,305	39.9%	$3,390	141.9%
Percentage of total revenues	15.2%	18.1%	20.8%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. For fiscal years 2006 and 2005, product revenues also included sales of VoIP semiconductors and other system products of $0.2 million and $0.6 million, respectively.

Product revenues increased in fiscal year 2007 because of the shift in marketing from residential customers to small businesses which resulted in an increase in new subscriptions to the Packet8 Virtual Office service. Residential customers are not charged for the broadband phone gateways but do pay a $29.99 activation fee whereas sales of Packet8 Virtual Office telephones are $99.99 each plus a $39.99 activation fee.

In fiscal year 2006, we experienced a $3.8 million increase in product revenue from sales of Packet8 adapters due to growth in the subscriber base. There was a $0.4 million decrease in sales of VoIP semiconductors.

Revenues from our ten largest customers in the fiscal years ended March 31, 2007, 2006 and 2005 accounted for approximately 5%, 3% and 11%, respectively, of our total revenues. No single customer represented more than 10% of our total revenues during fiscal 2007, 2006 or 2005.

Sales to customers outside the United States represented 1%, 2% and 9% of total revenues in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2007	2006	2005
United States	$52,463	$31,141	$10,472
Europe	317	291	646
Taiwan	165	127	157
Other	185	333	200
	$53,130	$31,892	$11,475

Cost of Service Revenues
	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Cost of service revenues	$19,020	$12,367	$5,195	$6,653	53.8%	$7,172	138.1%
Percentage of service revenues	42.2%	47.4%	57.2%

The cost of service revenues consists of costs primarily associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and royalty expenses. During the fourth quarter of fiscal 2006 and the second quarter of fiscal year 2007, we began using new carriers for call origination and termination for a substantial portion of our phone traffic. This change resulted in lower per minute pricing and cost of service per customer.

The increase in cost of service revenues in fiscal year 2007 from fiscal year 2006 was primarily due to an increase in third party telephony origination and termination service fees and other costs due to the growth in the Packet8 subscriber base.

The increase in cost of service revenues in fiscal year 2006 from fiscal year 2005 was primarily due to an increase in Packet8 network operations headcount, third party telephony origination and termination service fees and other costs associated with significant year-over-year growth in Packet8 lines in service.

Cost of Product Revenues
	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Cost of product revenues	$8,074	$10,732	$4,546	$(2,658)	-24.8%	$6,186	136.1%
Percentage of product revenues	99.9%	185.7%	190.3%

The cost of product revenues consists of costs associated with systems, components, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We generally do not charge Packet8 subscribers for the terminal adapters used to provide our service when they subscribe through our website. We have also offered incentives to customers who purchase terminal adapters in our retail channels to offset the customer's cost of the equipment purchased from a retailer. In accordance with Emerging Issues Task Force Issue No. 00-21, a portion of

Packet8 service revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters. Accordingly, cost of product revenues exceeds product revenues, and we expect this trend to continue. In the second half of fiscal 2006, we began shipping lower cost broadband phone gateways. In the first half of fiscal 2007, we suspended purchases of DV326 videophones and began shipping Tango video terminal adapters in the fourth quarter of fiscal 2007.

The decrease in cost of product revenues in fiscal 2007 from fiscal 2006 resulted primarily from lower cost broadband phone gateways for the entire year rather than for part of the year, as in fiscal 2006. In addition, we shipped fewer residential broadband phone gateways and Packet8 videophones in fiscal 2007 than 2006. The decrease in expenses was partially offset by an increase in the number of Packet8 Virtual Office sales.

The increase in cost of product revenues in fiscal 2006 from fiscal 2005 resulted primarily from an approximately $6.6 million increase in broadband phone gateways provided and sold to Packet8 subscribers upon commencement of service and related manufacturing, personnel, handling, overhead and shipping costs. The increase in Packet8 expenses was partially offset by a decrease in cost of revenues for semiconductor products, which decreased during fiscal 2005 following our decision to cease the sale of such products which we announced in the 2004 fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES
	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Research and development	$4,712	$5,916	$3,109	$(1,204)	-20.4%	$2,807	90.3%
Percentage of total revenues	8.9%	18.6%	27.1%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs, including software development costs, as they are incurred.

The decrease in research and development expenses for fiscal 2007 from fiscal 2006 was primarily attributable to a $1.4 million decrease in personnel and contractor headcount expenses, net of $0.4 million in SFAS 123(R) stock based compensation expense. A total of $0.6 million of the decrease from 2006 to 2007 is related to the departure of the Company's Vice Chairman in January 2006.

The increase in research and development expenses for fiscal 2006 from fiscal 2005 was primarily due to a $2.7 million increase in personnel costs due to additional employee and contractor headcount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Selling, general and administrative	$35,657	$27,863	$18,534	$7,794	28.0%	$9,329	50.3%
Percentage of total revenues	67.1%	87.4%	161.5%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in selling, general and administrative expenses for fiscal 2007, from fiscal 2006, consisted primarily of a $2.5 million increase in compensation expense for personnel due to headcount additions, a $2.0 million increase in contractor expenses relating to the increase in staffing of our customer service organizations, a $1.0 million increase in credit card transaction processing fees, a $0.4 million increase in sales and use tax expense, a $0.3 million increase in advertising and other marketing and promotional expenses, a $0.2 million increase in legal fees, a $0.2 million increase in sales agent and retailer commissions and a $0.2 million increase in external auditor and tax expenses. We also reported $1.3 million in SFAS 123(R) stock based compensation expense in fiscal 2007, which expenses were not required to be included in this line item in fiscal 2006.

The increase in selling, general and administrative expenses for fiscal 2006 from fiscal 2005, consisted primarily of a $2.5 million increase in compensation expense for personnel due to headcount additions, a $1.0 million increase in advertising, public relations and other marketing and promotional expenses, a $1.2 million increase in contractor expenses relating to the increase in staffing of our telemarketing and customer service organizations, a $3.6 million increase in sales agent and retailer commissions and a $0.9 million increase in credit card transaction processing fees. These increases were partially offset by a $0.3 million decrease in consultant and auditor expenses related to compliance with Sarbanes Oxley Section 404 and a $0.6 million decrease in legal fees attributable to reduced legal expenses for patent and regulatory matters.

INTEREST INCOME AND OTHER, NET
	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Interest income and other, net	$667	$847	$558	$(180)	-21.3%	$289	51.8%
Percentage of total revenues	1.3%	2.7%	4.9%

Our interest income and other, net, primarily consists of interest and investment income earned on our cash, cash equivalents and investment balances. The decrease in other income for fiscal 2007 from fiscal 2006 resulted primarily lower interest income on lower average cash balances.

The increase in interest income and other, net, in fiscal 2006 from fiscal 2005 resulted from higher interest rates earned on our cash balances as these funds were invested in marketable securities.

INCOME ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY
	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
		(Restated)	(Restated)			(Restated)
	(dollar amounts in thousands)
Income on change in fair
value of warrant liability	$3,736	$886	$3,800	$2,850	321.7%	$(2,914)	-76.7%
Percentage of total revenues	7.0%	2.8%	33.1%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The increase in the income from change in fair value of warrants in fiscal 2007 compared to fiscal 2006 is due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected stock price volatility and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

The reduction in the income from the change in fair value of warrants in fiscal 2006 compared to fiscal 2005 is due to an increase in the fair value of warrants primarily as a result of an increase in the number of shares underlying the warrants that are classified as liabilities and a slight increase in our stock price, offset by a reduction the expected stock price volatility and contractual life of the warrants.

BENEFIT FROM INCOME TAXES

	Year Ended March 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollar amounts in thousands)
Benefit from income taxes	$-	$-	$(203)	$-	0.0%	$203	-100.0%
Percentage of total revenues	0.0%	0.0%	-1.8%

We had no provision for income taxes in any of the fiscal years ended March 31, 2007 and 2006. We recorded a $203,000 benefit in fiscal 2005, from the release of income tax reserves recorded in prior years and $20,000 attributable to an income tax refund received by one of our foreign subsidiaries.

At March 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $148 million and $96 million, respectively, that expire at various dates beginning in 2008 and continuing through 2027. In addition, at March 31, 2007, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.2 million and $2.6 million, respectively. The federal credit carryforwards will begin expiring in 2010 continuing through 2027, while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2007 and 2006, we had gross deferred tax assets of approximately $73.2 million and $70.5 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we have applied a full valuation allowance as of March 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had $6.7 million of cash and cash equivalents and $5.2 million in investments in marketable securities for a combined total of $11.9 million. By comparison, at March 31, 2006, we had $6.3 million in cash and cash equivalents, and $16.7 million in investments for a combined total of $23.0 million. We currently have no borrowing arrangements. Our cash and cash equivalents balance increased $0.5 million and the combined balance decreased by $11.0 million during fiscal 2007. The decrease was primarily attributable to $9.9 million used for operating activities and $1.4 million of capital expenditures, as discussed below, partially offset by $0.5 million of proceeds from financing activities.

We have sustained net losses and negative cash flows from operations since fiscal 1999 that have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance our operations for at least the next twelve months. However, we continually evaluate our cash needs and may pursue additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price or terms that are acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer term business objectives. In addition, any such financing may be materially dilutive to our existing stockholders.

The following discussion of cash flows for the past three fiscal years provides information about our liquidity and changes in financial condition during these periods.

Comparison of fiscal 2006 and 2007

Cash used in operations of $9.9 million in fiscal 2007 compared to $21.2 million in fiscal 2006, an improvement of $11.3 million. The decrease in cash used in operating activities was primarily due to a reduction in the net loss of $13.3 million adjusted for a decrease in non-cash items including the change in the fair value of warrants of $2.9 million, offset by an increase in stock-based compensation of $1.6 million and depreciation and amortization of $0.6 million.

Accounts receivable represented a use of cash of $0.1 million in fiscal 2007 compared to a source of $0.4 million in fiscal 2006. The decrease of $0.5 million in 2007 from 2006 levels was primarily due to a higher receivable balance related to large retail customers.

Inventories represented a use of cash of $1.0 million in fiscal 2007 compared to a use of cash of $0.1 million in fiscal 2006.

The increase in the use of cash of $0.9 million in 2007 from 2006 levels was primarily due to higher inventory levels of customer premise equipment (CPE).

Other current assets represented a source of cash of $0.3 million in fiscal 2007 compared to a use of $0.4 million in fiscal 2006. The increase in cash of $0.7 million in 2007 from 2006 levels was primarily due to reduction of deposits, prepaid licensed software and interest income receivable.

Accrued compensation represented a use of cash of $0.1 million in fiscal 2007 compared to a source of $0.4 million in fiscal 2006. The decrease in the source of cash of $0.5 million in 2007 from 2006 levels was primarily due to a reduction in accrued wages, workers' compensation, paid-time-off, and commissions primarily due to smaller growth in headcount compared to prior year. The change in source of cash was offset by an increase in accrued 401(k) matching requirements.

Deferred revenue represented a use of cash of $1.0 million in fiscal 2007 compared to a use of $0.1 million in fiscal 2006. The increase in the use of cash of $0.9 million in 2007 from 2006 levels was primarily due to recognition of revenue related to the wholesale agreement entered into in fiscal 2006 and the additional revenue recognized in Q1 2007 due to the change in revenue recognition policy. The decrease in deferred revenue was offset by an increase in deferred revenue related to retailers primarily due to additional shipments to Office Depot.

Other current and non-current liabilities represented a source of cash of $1.2 million in fiscal 2007 compared to a source of cash of $0.7 million in fiscal 2006. The increase in the source of cash of $0.5 million in 2007 from 2006 levels was primarily due to an increase in accrued taxes, including sales and use, universal service fund (USF) and state and local E911 taxes and other long-term liabilities offset by a reduction in accrued inventory and accrued accounting and tax fees.

Cash provided by investing activities of $10.1 million for fiscal 2007 was primarily attributable to $13.8 million of proceeds received from sales and maturities of investments, partially offset by purchases of investments of $2.3 million and $1.4 million of purchases of fixed assets. The purchases of fixed assets were primarily attributable to equipment required by the growth of the Packet8 subscriber base and expenditures for implementation fees related to third party customer relationship management software.

Cash provided by financing activities of approximately $0.3 million in fiscal 2007 consisted primarily of proceeds received from the sale of our common stock to employees through our employee stock purchase and stock option plans.

Comparison of fiscal 2005 and 2006

Cash used in operations of $21.2 million in fiscal 2006 compared to $16.6 million in fiscal 2005, a decrease of $4.6 million. The increase in cash used in operating activities was primarily due to an increase in the net loss of $7.9 million adjusted for an increase in non-cash items including the change in fair value of warrants of $2.9 million, depreciation and amortization of $0.6 million and stock-based compensation of $0.2 million.

Accounts receivable represented a source of cash of $0.4 million in fiscal 2006 compared to a use of cash of $0.5 million in fiscal 2005. The increase in cash provided by accounts receivable of $0.9 million in 2006 from the 2005 level was primarily due to strong collections from our large retail customers and our VoIP semiconductor customer.

Inventories represented a use of cash of $0.1 million in fiscal 2006 compared to a use of cash of $1.5 million in fiscal 2005. The decrease in cash used by inventory of $1.4 million in 2007 from 2006 levels was primarily due to a decrease in the purchase of customer premise equipment for the VoIP service and VoIP semiconductors.

Other current assets represented a use of cash of $0.4 million in fiscal 2006 compared to fiscal 2005. The increase in cash used by other current assets of $0.4 million in 2006 from 2005 levels was primarily due to an increase in deposits, prepaid licensed software and interest income receivable.

Deferred cost of goods sold represented a $0.6 source of cash in fiscal 2006 compared to a use of cash of $1.8 million in fiscal 2005. The increase in cash provided by deferred cost of goods sold of $2.4 million was primarily due to decrease in deferred cost of goods sold related to retailers.

Accounts payable represented a source of cash of $0.3 million in fiscal 2006 compared to a source of cash of $3.6 million in fiscal 2005. The decrease in cash provided by accounts payable of $3.3 million was primarily due to a reduction in payables related to consulting and outside services, advertising, inventory, rep commissions and legal fees. The decrease was offset by an increase in accounts payable related to third party network service fees.

Accrued compensation represented a source of cash of $0.4 million in fiscal 2006 compared to a source of cash of $0.1 million in fiscal year 2005. The increase in cash provided by accrued compensation of $0.3 million was primarily due to an increase accrued wages primarily due to the departure of the Company's Vice Chairman and a general increase in accrued worker's compensation and paid-time-off due to growth in headcount, and accrued commissions.

Deferred revenue represented a use of cash of $0.1 million in fiscal 2006 compared to a source of cash of $2.1 million in fiscal 2005. The decrease in cash provided by deferred revenue of $2.2 million was primarily due to a decrease in deferred revenue related to retailers and VoIP semiconductor products. This decrease was offset by an increase in deferred revenue related to a new wholesale agreement entered into in fiscal 2006.

Other current and non-current liabilities represented a source of cash of $0.7 million in fiscal 2006 compared to a source of cash of $0.5 million in fiscal 2005. The increase in the source of cash provided by other current liabilities of $0.3 million was primarily due to an increase in accrued taxes, accrued royalty and other accrued liabilities offset by a reduction in accrued liabilities inventory and accrued rent.

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

Contractual Obligations

Future operating lease payments, net of sublease income, capital lease payments and purchase obligations at March 31, 2007 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2008	2009	2010	2011	2012	Total
Capital leases	$46	$42	$42	$26	$22	$178
Office leases	490	493	206	-	-	1,189
Purchase obligations
Third party network service providers	5,617	800	-	-	-	6,417
Open purchase orders	1,223	-	-	-	-	1,223
	$7,376	$1,335	$248	$26	$22	$9,007

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at March 31, 2007 totaled $182,000 with accumulated amortization of $28,000.

We lease our primary facility in Santa Clara, California under a non-cancelable operating lease that expires in fiscal 2010. The Company also has leased facilities in France and Canada. The facility leases include rent escalation clauses, that require the Company to pay taxes, insurance and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

We entered into a 24 month contract with one of our third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006. At March 31, the total remaining obligation under the contract was $5,600,000. We also entered into an additional agreement with this provider to purchase a minimum of $1,000,000 in international usage between March 1, 2007 and May 31, 2008. As of March 31, the total remaining obligation under this agreement was $817,000.

At March 31, 2007 we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $1.2 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

At March 31, 2007, we have a $3.4 million liability related to warrants issued to three investors in three equity financing transactions in the fiscal years 2006 and 2005. We account for these warrants as liabilities, because the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We expect to adopt FIN 48 in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to our opening retained earnings. We are in the process of evaluating the effect of FIN 48 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two error evaluation techniques most commonly used for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method focuses primarily on the impact of the misstatement on the statement of operations and ignores the reversal of the carryover effects of prior year misstatements. Because the focus is on the statement of operations, the roll-over method can lead to accumulation of misstatements on the balance sheet that may be immaterial to the balance sheet but correction in a single period could be material to the statement of operations. The iron curtain method focuses primarily on the effect of correcting the accumulated balance as of the balance sheet date, essentially correcting the balance sheet with less emphasis on reversal of the carryover effects of prior year errors on the statement of operations. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the iron curtain and roll-over method and is referred to as a "dual approach." SAB 108 permits a company to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We adopted SAB No. 108 in the third quarter of fiscal year 2007 and such adoption did not have any effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is permitted provided that the reporting entity also elects to apply SFAS No. 157, Fair Value Measurements.

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

During the years ended March 31, 2007 and 2006, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets at March 31, 2007 and 2006	44
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2007	45
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2007	46
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2007	47
Notes to Consolidated Financial Statements	48
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.	71
Consolidated Quarterly Financial Data	72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 8x8, Inc.

We have completed integrated audits of 8x8, Inc.'s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock- based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment".

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of March 31, 2006 and for the years ended March 31, 2006 and 2005.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California
June 28, 2007

8X8, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	March 31,
	2007	2006
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,735	$6,259
Short-term investments	5,197	14,705
Accounts receivable, net of allowance of $54 and $55	736	776
Inventory	2,629	1,738
Deferred cost of goods sold	1,064	1,542
Other current assets	438	774
Total current assets	16,799	25,794
Long-term investments	-	1,993
Property and equipment, net	2,840	3,071
Other assets	319	262
Total assets	$19,958	$31,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,919	$4,907
Accrued compensation	825	937
Accrued warranty	323	301
Deferred revenue	1,488	2,493
Other accrued liabilities	3,386	2,319
Total current liabilities	10,941	10,957

Non-current liabilities	253	70
Fair value of warrant liability	3,387	7,123
Total liabilities	14,581	18,150
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2007
and at March 31, 2006	-	-
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at March 31, 2007 and March 31, 2006;
Issued and outstanding: 61,771,832 shares
at March 31, 2007 and 61,138,280 shares at March 31, 2006	62	61
Additional paid-in capital	205,567	203,263
Accumulated other comprehensive loss	(3)	(35)
Accumulated deficit	(200,249)	(190,319)
Total stockholders' equity	5,377	12,970
Total liabilities and stockholders' equity	$19,958	$31,120

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	Years Ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
Service revenues	$45,046	$26,113	$9,086
Product revenues	8,084	5,779	2,389
Total revenues	53,130	31,892	11,475

Operating expenses:
Cost of service revenues	19,020	12,367	5,195
Cost of product revenues	8,074	10,732	4,546
Research and development	4,712	5,916	3,109
Selling, general and administrative	35,657	27,863	18,534
Total operating expenses	67,463	56,878	31,384
Loss from operations	(14,333)	(24,986)	(19,909)
Interest income, net	667	847	558
Income on change in fair value of warrant liability	3,736	886	3,800
Loss before benefit for income taxes	(9,930)	(23,253)	(15,551)
Benefit from income taxes	-	-	(203)
Net loss	$(9,930)	$(23,253)	$(15,348)

Basic and diluted loss per share	$(0.16)	$(0.42)	$(0.35)

Basic and diluted shares outstanding	61,365	55,889	44,373

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

					Accumulated
					other
			Additional	Deferred	Comprehen-
	Common Stock		Paid-in	Compensa-	sive	Accumulated
	Shares	Amount	Capital	tion	Loss	Deficit	Total
			(Restated)			(Restated)	(Restated)
Balance at March 31, 2004	38,315,769	$38	$164,469	$(3)	$-	$(151,718)	$12,786
Issuance of common stock under
stock plans	294,830	-	424	-	-	-	424
Sale of common stock and warrants
in financing transactions	15,206,390	16	27,044	-	-	-	27,060
Stock compensation charge	-	-	2	-	-	-	2
Deferred compensation related
to stock options	-	-	-	3	-	-	3
Unrealized investment loss	-	-	-	-	(20)	-
Net loss	-	-	-	-	-	(15,348)
Total comprehensive loss	-	-	-	-	-	-	(15,368)
Balance at March 31, 2005	53,816,989	54	191,939	-	(20)	(167,066)	24,907
Issuance of common stock under
stock plans	178,433	-	279	-	-	-	279
Sale of common stock and warrants in
financing transactions	7,142,858	7	10,808	-	-	-	10,815
Stock compensation charge	-	-	237	-	-	-	237
Unrealized investment loss	-	-	-	-	(15)	-
Net loss	-	-	-	-	-	(23,253)
Total comprehensive loss	-	-	-	-	-	-	(23,268)
Balance at March 31, 2006	61,138,280	61	203,263	-	(35)	(190,319)	12,970
Issuance of common stock under
stock plans	633,552	1	494	-	-	-	495
Stock compensation charge	-	-	1,810	-	-	-	1,810
Unrealized investment loss	-	-	-	-	32	-
Net loss	-	-	-	-	-	(9,930)
Total comprehensive loss	-	-	-	-	-	-	(9,898)
Balance at March 31, 2007	61,771,832	$62	$205,567	$-	$(3)	$(200,249)	$5,377

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(9,930)	$(23,253)	$(15,348)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,430	787	215
Stock compensation expense	1,810	237	5
Income on change in fair value of warrant liability	(3,736)	(886)	(3,800)
Amortization of discount and premium on marketable securities	32	96	-
Other	251	6	32
Changes in assets and liabilities:
Accounts receivable, net	(72)	363	(536)
Inventory	(1,035)	(136)	(1,522)
Other current and noncurrent assets	300	(410)	(28)
Deferred cost of goods sold	478	580	(1,812)
Accounts payable	466	258	3,642
Accrued compensation	(112)	422	100
Accrued warranty	22	114	(7)
Deferred revenue	(1,005)	(109)	2,055
Other current and noncurrent liabilities	1,179	725	453
Net cash used in operating activities	(9,922)	(21,206)	(16,551)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,424)	(1,900)	(1,588)
Proceeds from the sale of property and equipment	19	-	-
Purchase of investments	(2,300)	(16,424)	(9,665)
Sales of short-term investments	1,100	850	161
Maturities of short-term investments	12,700	8,050	450
Restricted cash decrease	-	-	300
Net cash provided by (used in) investing activities	10,095	(9,424)	(10,342)

Cash flows from financing activities:
Bank overdraft	(153)	153	-
Proceeds from equity financing transactions, net	-	13,960	35,735
Proceeds from issuance of common stock under employee stock plans	475	279	424
Capital lease payments	(19)	(18)	-
Net cash provided by financing activities	303	14,374	36,159
Net increase (decrease) in cash and cash equivalents	476	(16,256)	9,266
Cash and cash equivalents, beginning of year	6,259	22,515	13,249
Cash and cash equivalents, end of year	$6,735	$6,259	$22,515

Supplemental and non-cash disclosures:
Assets acquired under capital lease	$119	$108	$-
Assets disposed under capital lease	$(29)	$-	$-
Interest paid	$6	$7	$-

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

The Company offers the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. The Packet8 voice and video communications service ("Packet8") enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and online billing. In addition, 8x8 offers videophones for use with the Packet8 service. 8x8 has developed a suite of business services called Packet8 Virtual Office that offer feature-rich communications services to small and medium-sized business that eliminate the need for traditional telecommunications services and business phone systems. 8x8's primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business VoIP solution. Packet8 Virtual Office can completely replace a company's PBX infrastructure and deliver all telecom services over a managed or unmanaged Internet connection. The Company also sells pre-programmed analog telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable its business customers to access additional features of Virtual Office through on-screen menus on the phone.

Substantially all of the Company's revenues are generated from the sale, license and provisioning of VoIP products, services and technology. Prior to fiscal 2004, the Company was focused on its VoIP semiconductor business and hosted iPBX solutions business. In late fiscal 2003, the Company began to devote more of its resources to the promotion, distribution and development of the Packet8 service than to its existing semiconductor business or hosted iPBX solutions business. The Company completed several transactions during fiscal 2004 to license and sell technology and assets of these former businesses, including the sale of its hosted iPBX research and development center in France, the sale and license of its next generation video semiconductor development effort, and the license of technology and manufacturing rights for its VoIP semiconductor products to other semiconductor companies. In addition, during January 2004, the Company announced the end of life of its VoIP semiconductor products, and began accepting last time buy orders from customers. The Company continues to own the voice and video technology related to the semiconductor and iPBX businesses, and utilizes this technology in the Packet8 service offerings, and continues to sell or license this technology to third parties.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, valuation of inventories, income and sales tax, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

REVENUE RECOGNITION

VoIP service and product revenue

The Company's VoIP service and product revenue is derived from the sale of desktop terminal adapters and VoIP service.

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

Historically, the Company recognized new subscriber revenue from its Packet8 service offerings upon the expiration of the applicable acceptance period. Under the terms of the Company's typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. During the first few years of the Company's Packet8 service, it lacked sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company deferred new subscriber revenue 30 days to ensure that the 30-day acceptance period has expired. In the first quarter of 2007, the Company evaluated two years of historical data related to the termination of service during the 30-day acceptance period. By June 2006, the Company determined that it had sufficient history of subscriber conduct to make reasonable estimates of cancellations within the 30-day trial period. Therefore, in the first quarter of fiscal 2007, the Company began recognizing new subscriber revenue in the month in which the new order was shipped, net of an allowance for expected cancellations. As a result of this change in revenue recognition, the Company recognized an additional $68,000 of new order service revenue, $280,000 of new order product revenue and $466,000 of new order cost of product during the first quarter of fiscal 2007.

Deferred cost of goods sold represents the cost of products sold for which the end customer or distributor has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue, when the subscriber has accepted the service.

Product revenue

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to OEMs and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for OEM and end user sales are recorded at the time of shipment. The Company defers recognition of revenue on sales to distributors, retailers, and resellers where the right of return exists until products are resold to the end user and the trial period has expired.

License and other revenue

During fiscal 2007 and 2006, revenues from software and technology licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate categorization of its investments at the time of purchase and reevaluates the classification at each reporting date. The cost of the Company's investments is determined based upon specific identification.

The Company's investments are comprised of federal agency and auction rate securities. At March 31, 2007 and 2006, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments were (in thousands):

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2007	Costs	Loss	Fair Value
Money market funds	$4,585	$-	$4,585
Commercial paper	499	-	499
Federal agency securities	2,500	(3)	2,497
Auction rate securities	2,700	-	2,700
Total available-for-sale investments	$10,284	$(3)	$10,281

Reported as (in thousands):
Cash and cash equivalents			$5,084
Short-term investments			5,197
Long-term investments			-
Total			$10,281

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2006	Costs	Loss	Fair Value
Money market funds	$3,663	$-	$3,663
Commercial paper	997	-	997
Certificates of deposit	250	-	250
Federal agency securities	4,499	(15)	4,484
Auction rate securities	5,500	-	5,500
Corporate bonds	7,483	(20)	7,463
Total available-for-sale investments	$22,392	$(35)	$22,357

Reported as (in thousands, restated):
Cash and cash equivalents			$5,659
Short-term investments			14,705
Long-term investments			1,993
Total			$22,357

Contractual maturities of money market, federal agency and auction rate securities as of March 31, 2007 are set forth below (in thousands):

Due within one year	$7,581
Due after one year	-
Due after five years	2,700
Total	$10,281

The Company has classified certain long-term investments, consisting of auction rate securities, as short-term due to its intent not to hold them to maturity.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the current replacement cost or market is below the carrying value due to obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. Inventory at March 31, 2007 and 2006 was comprised of the following:

	March 31,
	2007	2006
	(in thousands)
Work-in-process	$1,919	$1,192
Finished goods	710	546
	$2,629	$1,738

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2007 and 2006 was comprised of the following:

	March 31,
	2007	2006
	(in thousands)
Machinery and computer equipment	$3,941	$3,467
Furniture and fixtures	167	82
Licensed software	1,709	1,579
Leasehold improvements	281	183
	6,098	5,311
Less: accumulated depreciation and amortization	(3,258)	(2,240)
	$2,840	$3,071

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

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Research and development costs are charged to operations as incurred. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes purchase and implementation costs of internal use software. In accordance with SOP No. 98-1, during fiscal 2007, 2006 and 2005, the Company capitalized $81,000, $679,000 and $676,000, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $5,614,000, $5,265,000 and $4,100,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $45,000, $45,000, and $39,000 as of March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit- worthy. The Company has not experienced any material losses relating to any investment instruments.

The Company sells its products to consumers and distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For each of the three years ended March 31, 2007, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2007, one customer accounted for 45% of accounts receivable. At March 31, 2006, one customer accounted for 12% of accounts receivable.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company accounts for its employee stock options and stock purchase rights under the 1996 Employee Stock Purchase Plan ("Purchase Plan") under the provisions of Statement of Financial Accounting Standards

No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), Financial Accounting Standards Board ("FASB") Technical Bulletin 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB"), No. 107. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company has elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to April 1, 2006, the Company accounted for stock-based awards in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant, the intrinsic value, is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was generally recognized since the exercise price of the employee stock option grants generally equaled the fair market value of the underlying common stock on the date of grant. However, to the extent awards were granted either below fair market value or were modified which required a re-measurement of compensation costs, the Company recorded compensation expense.

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2007 and 2006, the Company used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represents the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2007 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single- option method. Stock-based compensation expense included in fiscal 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

The adoption of SFAS 123(R) had the impact of increasing net loss and net loss per share by $1,810,000 and $0.03 per share, respectively, in fiscal 2007.

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the year ended March 31, 2007 that was recorded as follows (in thousands):

Year Ended
March 31,
2007
Cost of service revenues	$94
Cost of product revenues	17
Research and development	372
Selling, general and administrative	1,327
Total stock-based compensation expense related to employee stock
options and employee stock purchases, pre-tax	1,810
Tax benefit	-
Stock based compensation expense related to employee stock options
and employee stock purchases, net of tax	$1,810

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25. The Company also followed the disclosure requirements of SFAS No. 123. The following table reflects the pro forma net loss and net loss per share for the years ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Years Ended March 31,
	2006	2005
	(Restated)	(Restated)
Net loss:	$(23,253)	$(15,348)
Add: Employee stock-based compensation expense
included in reported net loss	237	5
Deduct: Total employee stock-based compensation
determined pursuant to SFAS No.123	(2,798)	(2,426)
Pro forma net loss	$(25,814)	$(17,769)
As reported net loss per share	$(0.42)	$(0.35)
Pro forma net loss per share	$(0.46)	$(0.40)

SFAS No. 123(R) requires the Company to calculate the additional paid in capital pool ("APIC Pool") available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R), as if we had adopted SFAS No. 123 at its effective date of January 1, 1995. There are two allowable methods to calculate our APIC Pool: (1) the long form method as set forth in SFAS No. 123(R) and (2) the short form method as set forth in FASB Staff Position No. 123(R)-3. The Company has elected to use the long form method under which the Company tracks each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. The Company uses the "with and without" approach as described in Emerging Issue Task Force ("EITF") Topic No. D-32, in determining the order in which its tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of the Company have been considered in the annual tax accrual computation. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax and as such, the Company recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We expect to adopt FIN 48 in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to our opening retained earnings. We are in the process of evaluating the effect of FIN 48 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. We do not expect the adoption of SFAS No. 157 will have a material impact on our results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two error evaluation techniques most commonly used for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method focuses primarily on the impact of the misstatement on the statement of operations and ignores the reversal of the carryover effects of prior year misstatements. Because the focus is on the statement of operations, the roll-over method can lead to accumulation of misstatements on the balance sheet that may be immaterial to the balance sheet but correction in a single period could be material to the statement of operations. The iron curtain method focuses primarily on the effect of correcting the accumulated balance as of the balance sheet date, essentially correcting the balance sheet with less emphasis on reversal of the carryover effects of prior year errors on the statement of operations. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the iron curtain and roll-over method and is referred to as a "dual approach." SAB 108 permits a company to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company adopted SAB No. 108 in the third quarter of fiscal year 2007 and such adoption did not have any effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is permitted provided that the reporting entity also elects to apply SFAS No. 157, Fair Value Measurements. We are in the process of evaluating the effect of SFAS 159 on our results of operations and financial condition.

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

	Years Ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
Common stock options	8,930	8,871	7,146
Warrants	8,663	8,663	6,537
	17,593	17,534	13,683

2. RESTATEMENT

The Company has restated its consolidated financial statements to correct certain errors that existed in its previously issued consolidated financial statements for the years ended March 31, 2006 and 2005, principally related to our application of Emerging Issues Task Force Issue No. 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") with respect to the accounting for warrants issued to three investors in three different equity financings consummated in fiscal 2005 and 2006 ("Equity Financings"). In fiscal years 2005 and 2006, the financial statements accounted for these warrants as equity. The warrants include a provision that specifies the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded as an item of expense or income. The restated financial statements reflect a liability for the warrants in the consolidated balance sheets and income or loss in the consolidated statement of operations for the change in fair value of the warrant liability from period-to-period. In connection with the restatement, the Company also has corrected an error that it had previously identified and determined not to be material with respect to the consolidated financial statements for the affected periods. This correction relates to the reclassification of $2.0 million from long-term investments to short-term investments as of March 31, 2006.

In addition, as part of the Company's review of the outstanding warrants, the Company determined that an immaterial number of warrants were not included in our outstanding warrants in the table presented under "NET LOSS PER SHARE", above. The Company has restated the outstanding warrants for the periods ended March 31, 2006 and 2005 to reflect the correct number of warrants outstanding.

Summary of Restatement Adjustments

The following summarizes the effects of the restatement on the 2006 consolidated balance sheet and the consolidated statements of income and cash flows for the years ended March 31, 2006 and 2005 (in thousands, except shares or per share amounts):

	As of March 31, 2006
	As Previously	Restatement
CONSOLIDATED BALANCE SHEET	Reported	Adjustments	Restated

Short-term investments	$12,726	$1,979	$14,705	(1)
Total current assets	$23,815	$1,979	$25,794
Long-term investments	$3,972	$(1,979)	$1,993	(1)
Fair value of warrant liability (non current)	$-	$7,123	$7,123	(2)
Additional paid-in capital	$215,072	$(11,809)	$203,263	(3)
Accumulated deficit	$(195,005)	$4,686	$(190,319)	(4)

>

(1) To reflect a reclassification of $1,979,000 from long-term to short-term investments.

(2) To reflect warrant liability due to changing the classification of certain warrants from equity to liability.

(3) To reflect a reduction of additional paid-in capital for the fair value of the warrants at issuance due to changing the classification of certain warrants from equity to liability.

(4) To reflect change in fair value of the warrants classified as a liability.

	Year Ended March 31, 2006
	As Previously	Restatement
CONSOLIDATED STATEMENT OF OPERATIONS	Reported	Adjustments	Restated

Income on change in
fair value of warrant liability	$-	$886	$886	(1)
Loss before benefit for income taxes	$(24,139)	$886	$(23,253)
Net loss	$(24,139)	$886	$(23,253)

Basic and diluted loss per share	$(0.43)	$0.01	$(0.42)

(1) To reflect change in fair value of the warrants classified as a liability.

	Year Ended March 31, 2005
	As Previously	Restatement
CONSOLIDATED STATEMENT OF OPERATIONS	Reported	Adjustments	Restated

Income on change in
fair value of warrant liability	$-	$3,800	$3,800	(1)
Loss before benefit for income taxes	$(19,351)	$3,800	$(15,551)
Net loss	$(19,148)	$3,800	$(15,348)

Basic and diluted loss per share	$(0.43)	$0.08	$(0.35)

(1) To reflect change in fair value of the warrants classified as a liability.

	Year Ended March 31, 2006
	As Previously	Restatement
CONSOLIDATED STATEMENT OF CASH FLOWS	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(24,139)	$886	$(23,253)	(1)
Income on change in fair value of warrant liability	$-	$(886)	$(886)
Net cash used in operating activities	$(21,206)	$-	$(21,206)	(2)

(1) To reflect change in fair value of the warrants classified as a liability.

(2) The change in warrant classification from an equity to a liability does not change operating cash flows.

	Year Ended March 31, 2005
	As Previously	Restatement
CONSOLIDATED STATEMENT OF CASH FLOWS	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(19,148)	$3,800	$(15,348)	(1)
Income on change in fair value of warrant liability	$-	$(3,800)	$(3,800)
Net cash used in operating activities	$(16,551)	$-	$(16,551)	(2)

(1) To reflect change in fair value of the warrants classified as a liability.

(2) The change in warrant classification from an equity to a liability does not change operating cash flows.

3. COMMON STOCK OFFERINGS (AND WARRANTS)

Fiscal year ended March 31, 2006

In December 2005, the Company sold 7,142,858 shares of its common stock at $2.10 per share for aggregate proceeds of approximately $15,000,000, before placement fees and other offering expenses. The purchasers also received five-year warrants to purchase 1,785,714 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants have been recorded as liabilities in accordance with EITF 00-19. The shares and warrants issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission relating to the sale of up to $125,000,000 of 8x8 securities. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued to the placement agents three-year warrants to purchase 142,858 common shares at $2.10 per share and 35,714 common shares at $3.00 per share. The placement agent warrants have been classified in equity in accordance with EITF 00-19. That offering triggered certain anti-dilution provisions included in warrants issued to investors in common stock offerings completed during fiscal 2005. Accordingly, the Company modified a warrant to purchase 2,000,000 shares at an exercise price of $2.88 per share to be exercisable for 2,071,818 shares at an exercise price of $2.79 per share. The Company also modified a warrant to purchase 1,498,538 shares at an exercise price of $3.84 per share to be exercisable for 1,587,806 shares at an exercise price of $3.61 per share. No other terms of the warrants were modified. All of the warrants were outstanding as of March 31, 2007. Issuance costs have been allocated between additional paid in capital and the warrant liability based on a relative fair value allocation.

Fiscal year ended March 31, 2005

In March 2005, the Company sold 6,897,618 shares of its common stock at $2.10 per share for aggregate proceeds of approximately $14,500,000, before placement fees and other offering expenses. The shares issued in that offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued three-year warrants to purchase 137,952 common shares at $2.10 per share. The placement agent warrants have been classified in equity in accordance with EITF 00-

19. That offering triggered certain anti-dilution provisions included in warrants issued to investors in common stock offerings completed during fiscal 2005. Accordingly, the Company modified a warrant to purchase 1,920,000 shares at an exercise price of $3.00 to be exercisable for 2,000,000 shares at an exercise price of $2.88 per share. The Company also modified a warrant to purchase 1,403,509 shares at an exercise price of $4.10 to be exercisable for 1,498,538 shares at an exercise price of $3.84 per share. No other terms of the warrants were modified. All of the warrants were outstanding as of March 31, 2007.

In October 2004, the Company sold 3,508,772 shares of its common stock at $3.42 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five-year warrant to purchase 1,403,509 shares of the Company's common stock at an exercise price of $4.10 per share. The warrants have been recorded as liabilities in accordance with EITF 00-19. The shares and warrants issued in that offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents and issued three-year warrants to purchase 175,438 common shares at $3.42 per share and 70,175 common shares at $4.10 per share. The placement agent warrants have been classified in equity in accordance with EITF 00-19. All of the warrants were outstanding as of March 31, 2007. Issuance costs have been allocated between additional paid in capital and the warrant liability based on a relative fair value allocation.

 In June 2004, the Company sold 4,800,000 shares of its common stock at $2.50 per share for aggregate proceeds of approximately $12,000,000, before placement fees and other offering expenses. The purchaser also received a five-year warrant to purchase 1,920,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants have been recorded as liabilities in accordance with EITF 00-19. The shares and warrants issued in that offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission. The Company paid total cash fees of six percent of the gross proceeds to the placement agents and issued three-year warrants to purchase 240,000 common shares at $2.50 per share and 96,000 common shares at $3.00 per share. The placement agent warrants have been classified in equity in accordance with EITF 00-19. All of the warrants were outstanding as of March 31, 2007. Issuance costs have been allocated between additional paid in capital and the warrant liability based on a relative fair value allocation.

Fiscal year ended March 31, 2004

In November 2003, the Company completed a private placement of 2,639,773 shares of common stock at $2.83 per share for aggregate net proceeds of approximately $7 million. The investors also received common stock warrants with terms of five years to purchase 1,860,055 shares at $3.40 and 779,718 shares at $3.61. These warrants are classified in equity in accordance with EITF 00-19. In addition, the investors were also granted certain preemptive rights allowing them to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee and issued warrants to purchase 131,989 common shares at a price of $2.83 per share to its placement agent in the transaction. These warrants are classified in equity in accordance with EITF 00-19. As of March 31, 2007, warrants for the purchase of 1,311,676 shares of common stock with an exercise price of $3.40 per share and warrants for the purchase of 770,597 of common stock with an exercise price of $3.61 per share were outstanding. All of the warrants issued to the placement agent were outstanding as of March 31, 2007.

In July 2003, the Company completed a private placement of 2,260,000 shares of common stock at $0.434 (the average closing price for the five days prior to the sale) per share for aggregate net proceeds of $859,000. The investors also received warrants with terms of five years to purchase 2,260,000 common shares at $0.60, 565,000 shares at $0.75 and 565,000 shares at $1.00. These warrants are classified in equity in accordance with EITF 00-19. In addition, the investors were also granted certain preemptive rights allowing them to purchase additional shares of common stock from the Company, in proportion to their ownership percentage, to the extent that new shares of the Company's common stock are issued in connection with financing activities. The Company paid a five percent cash fee to its placement agent in the transaction. In December 2003, all of the non-insider investors exercised their warrants using cashless exercise provisions, and as of December 31, 2003 the preemptive rights had terminated. As a result of the cashless exercises, the Company cancelled warrants to purchase 342,928 shares, and issued 2,882,072 shares of common stock for which it received no proceeds. As of March 31, 2007, warrants for the purchase of 70,000 shares of common stock with an exercise price of $0.60 per share, warrants for the purchase of 17,500 shares of common stock with an exercise price of $0.75 per share and warrants for the purchase of 17,500 shares of common stock with an exercise price of $1.00 per share were outstanding as of March 31, 2007.

4. TJF WARRANT

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

5. INCOME TAXES

For the year ended March 31, 2005, the Company recorded a benefit for income taxes of $203,000, which was attributable to the release of income tax reserves recorded in prior years and a refund received by one of the Company's foreign subsidiaries. There were no income tax provisions for the years ended March 31, 2007 and 2006. The components of the consolidated benefit for income taxes for fiscal 2005 consisted of the following (in thousands):

Current:
Federal	$(157)
State	7
Foreign	(53)
$(203)

The Company's loss before income taxes included $26,000, $25,000, and $20,000 of foreign subsidiary income for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
	2007	2006
Research and development credit carryforwards	$5,012	$6,212
Net operating loss carryforwards	55,792	49,862
Inventory valuation	490	453
Reserves and allowances	1,401	1,573
Fixed assets and intangibles	10,478	12,441
	73,173	70,541
Valuation allowance	(73,173)	(70,541)
Total	$-	$-

Because of uncertainties regarding the realization of deferred tax assets, management has applied a full valuation allowance as of March 31, 2007 and 2006.

At March 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $148,000,000 and $96,000,000, respectively, which expire at various dates beginning in 2008 and continuing through 2027. The net operating loss carryforwards include approximately $10,000,000 resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2007, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3,200,000 and $2,600,000, respectively. The federal credit carryforwards will expire at various dates beginning in 2010 and continuing through 2027, while the California credit will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
Benefit at statutory rate	$(3,376)	$(7,906)	$(5,287)
State income tax benefit before valuation
allowance, net of federal effect	(580)	(1,356)	(907)
Research and development credits	250	(501)	(45)
Change in valuation allowance	3,582	9,648	6,704
Income from change in fair value of warrant liability	(1,488)	(353)	(1,513)
Release of income taxes previously accrued	-	-	(203)
Compensation/option differences	(14)	(9)	(332)
Prior year loss carryforward reduction	797	261	1,216
Non-deductible compensation	720	94	2
Foreign rate differences	(2)	(8)	(6)
Other	111	130	168
	$-	$-	$(203)

Undistributed earnings of our foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

6. COMMITMENTS AND CONTINGENCIES

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, during the years ended March 31, 2007 and 2006 were as follows (in thousands):

	Years Ended March 31,
	2007	2006
Balance at beginning of year	$301	$187
Accruals for warranties	331	576
Settlements	(270)	(375)
Changes in estimates	(39)	(87)
Balance at end of year	$323	$301

Standby letter of credit

At March 31, 2007 and 2006, the Company had certain restricted deposits totaling $250,000 which were recorded in the other assets line item on the consolidated balance sheets. This deposit was made in order to obtain a standby letter of credit in accordance with certain contractual obligations, and is collateralized by a cash deposit at the Company's bank.

Leases

The Company leases its primary facility in Santa Clara, California under a non-cancelable operating lease agreement that expires in August 2009. The Company also has leased facilities in France and Canada. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance and normal maintenance costs. At March 31, 2007, future minimum annual lease payments under non- cancelable operating leases, net of sublease income, were as follows (in thousands):

Year Ending March 31,
2008	$490
2009	493
2010	206
Total minimum payments	$1,189

Rent expense for the years ended March 31, 2007, 2006 and 2005 was $434,000, $478,000 and $394,000, respectively.

The Company subleases office space under an operating lease agreement expiring in 2007. The total future minimum rentals to be received under this noncancelable sublease agreement approximates $12,000 in fiscal 2008.

Capital Leases

In April 2005, June 2006 and March 2007, we entered into a series of non-cancelable five year capital lease agreements for office equipment bearing interest at various rates. At March 31, 2007, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
2008	$46
2009	42
2010	42
2011	26
2012	22
Total minimum payments	178
Less: Amount representing interest	(17)
161
Less: Short-term portion of capital lease obligations	(39)
Long-term portion of capital lease obligations	$122

Capital leases included in office equipment were $182,000 at March 31, 2007. Total accumulated amortization was $28,000 at March 31, 2007. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a contract with one of its third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006 for 24 months. At March 31 2007, the total remaining obligation under the contract was $5,600,000. In March 2007, the Company entered into an additional agreement with this provider to purchase a minimum of $1,000,000 in international usage between March 1, 2007 and May 31, 2008. As of March 31, the total remaining obligation under this agreement was $817,000.

Legal Proceedings

The Company from time to time is involved in various legal claims or litigation, including patent infringement claims that have arisen in the normal course of the Company's operations. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

State and Municipal Taxes

In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services. The Company does collect and remit California sales and use tax, however. In September 2006, the Company's largest third party network service provider began passing through state and local E911 taxes to the Company. Beginning October 1, 2006, the Company began collecting certain state and local E911 charges from our customers that are paid to and remitted through the third party network service provider. The Company has received inquiries, demands or audit requests from several states and municipal taxing and 911 agencies, and is currently under audit by one state, seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. The Company has recorded an expense of $841,000 and $531,000 for the years ended March 31, 2007 and 2006, respectively as its best estimate of the probable tax exposure for such assessments. The cumulative estimate for probable assessments is $1,570,000 as of March 31, 2007, which is recorded in other accrued liabilities line item in the consolidated balance sheets.

Aside from Taxes, certain other fees and charges may be applicable to the Company's offering. One state contends that providers of interconnected VoIP services, like us, must contribute to its USF fund. The Company does not agree that such state surcharges are applicable to its service. Should the Company become subject to state USF fees or other telecommunications-related surcharges, the Company will likely pass such charges through to its customers. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Regulatory

To date VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission (FCC), and state regulatory agencies. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. The FCC initiated a notice of public rule- making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC ruling.

Interconnected VoIP providers, like us, are required to offer 911 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. Moreover, interconnected VoIP providers were required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through an interconnected VoIP service, as well as notify and to obtain affirmative acknowledgement from our customers that customers were aware of the differences between the emergency calling capabilities offered by interconnected VoIP providers as compared to traditional, wireline providers of telephone service. The FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We have received affirmative acknowledgement from substantially all of our customers and have substantially satisfied this requirement of this rule.

Like many interconnected VoIP providers, we currently cannot offer VoIP E911 services that route emergency calls in a manner consistent with the FCC rules for all of our customers. We are addressing this issue with our VoIP E911 Solution providers. On November 28, 2005, we began routing certain 911 calls to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct Public Safety Answering Point (PSAP) or first responder. The FCC may determine that our VoIP E911 solution for these customers does not satisfy the requirements of the VoIP E911 order because, in some instances, we will not be able to connect our subscribers directly to a PSAP.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking Proceeding to consider whether it should impose additional VoIP E911 obligations on interconnected VoIP providers including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. The Notice includes a tentative conclusion that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of commercial mobile radio services (mobile phone service providers). We cannot predict the outcome of this proceeding nor its impact on the Company at this time.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, interconnected VoIP providers were required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. Consistent with the relevant rules, we continue to work with a third-party solution provider to devise a CALEA-compliant solution. As of May 14, 2007, we had installed this solution in our network operations and data centers, but had not yet completed testing of all required intercept capabilities of this equipment. We are diligently working to complete the testing of this equipment in order to achieve full compliance with the FCC's order. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with CALEA.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. We may calculate our contribution based on the safe harbor or by submitting a traffic study that is subsequently approved by the FCC. For a period of at least two quarters beginning October 1, 2006, we are required to contribute to the USF for our subscribers' retail revenues as well as through our underlying carriers' wholesale charges. Beginning October 1, 2006, we began charging our subscribers a USF surcharge fee equal to the USF contribution amounts we were required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. While we are still examining the impact of the ruling, we believe that we are entitled to a credit for the two quarters in which we double contributed to USF and for the portion of our contribution that exceeded the percentage of interstate traffic that we produced in our traffic study. We further believe that we will have a reduced USF contribution rate on a going-forward basis. Meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges and fees. In fact, one state contends that providers of interconnected VoIP services, like us, must contribute to its USF fund.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. At the present time we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Effective December 8, 2007, we will be required to implement internal processes in order to be compliant with all of the FCC's CPNI rules. This may impose additional compliance costs on the Company and reduce our profitability or cause us to increase the retail price for our services.

On April 18, 2007, the FCC released a Notice of Proposed rulemaking or Notice tentatively concluding that providers of interconnected VoIP services, like us, should pay regulatory fees. According to the Notice, the FCC would like to begin collection of such fees in the August to September 2007 timeframe. The FCC is considering calculating contribution obligations for interconnected VoIP providers based on either revenues or telephone numbers used by us. We cannot predict the outcome of this proceeding.

On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain interconnected VoIP providers submit reports regarding the reliability and resiliency of their 911 systems. At this time, we are not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, we cannot predict the outcome of this proceeding or our ability to comply with these disability obligations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability obligations. When the Order becomes effective, we will begin contributing to the federal TRS fund and we will likely pass those fees through to our customers increasing their bills for service. Moreover, compliance with the new disability rules may impose additional costs on the Company and reduce our profitability or cause us to increase the retail price for our services.

The effect of any future laws, regulations and the orders on our operations, including, but not limited to, the Packet8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases our costs of providing service that may or may not be recoverable from our customers which could result in making our services less competitive with traditional telecommunications services if we increase our retail prices or decrease our profit margins if we attempt to absorb such costs.

7. STOCKHOLDERS' EQUITY

1996 Stock Plan

In June 1996, the Board adopted the 1996 Stock Plan (the 1996 Plan) and reserved 1,000,000 shares of the Company's common stock for issuance under this plan. The Company's stockholders subsequently authorized increases in the number of shares of the Company's common stock reserved for issuance under the 1996 Plan of 500,000 shares in June 1997 and 2,000,000 shares in August 2000. The 1996 Plan also provides for an annual increase in the number of shares reserved for issuance under the 1996 Plan on the first day of the Company's fiscal year in an amount equal to 5% of the Company's common stock issued and outstanding at the end of the immediately preceding fiscal year, subject to a maximum annual increase of 1,000,000 shares. The annual increase was 1,000,000 shares in each of fiscal 2007, 2006 and 2005. To date, this provision has resulted in increases in shares reserved for issuance under the 1996 Plan totaling 8,535,967. The 1996 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant. The 1996 Plan expired in June 2006.

1996 Director Option Plan

The Company's 1996 Director Option Plan (the Director Plan) was adopted in June 1996 and became effective in July 1997. A total of 150,000 shares of common stock were initially reserved for issuance under the Director Plan. The Company's stockholders subsequently authorized an increase in the number of shares of common stock reserved for issuance under the

Director Plan to 500,000 shares in August 2000, and 1,000,000 in July 2002. The Director Plan provides for both discretionary and periodic grants of nonstatutory stock options to non- employee directors of the Company (the Outside Directors). The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vest over a period of four years. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director. The Director Plan expired in June 2006.

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

Option Activity

Option activity under the Company's stock option plans since March 31, 2004, is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2004	5,061,323	6,213,308	$2.77
Change in options available for grant	975,000	-	-
Granted	(1,860,500)	1,860,500	2.39
Exercised	-	(251,610)	1.38
Canceled/Forfeited	676,462	(676,462)	5.06
Balance at March 31, 2005	4,852,285	7,145,736	2.50
Change in options available for grant	992,000	-	-
Granted	(2,401,500)	2,401,500	1.70
Exercised	-	(59,898)	1.41
Canceled/Forfeited	616,620	(616,620)	2.18
Balance at March 31, 2006	4,059,405	8,870,718	2.31
Change in options available for grant	8,000,000	-	-
Granted	(3,074,200)	3,074,200	1.42
Exercised	-	(383,746)	0.90
Canceled/Forfeited	2,631,194	(2,631,194)	1.96
Termination of plans	(5,689,940)	-
Balance at March 31, 2007	5,926,459	8,929,978	$2.17

Significant option groups outstanding at March 31, 2007 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.01 to $ 1.32	2,045,410	$1.16	7.6	$614,842	1,004,289	$1.08	$146,191
$ 1.33 to $ 1.72	2,019,540	$1.55	8.7	4,725	624,124	$1.57	250
$ 1.73 to $ 1.87	2,542,058	$1.81	6.0		1,949,776	$1.82
$ 1.88 to $ 4.00	1,787,594	$2.81	5.8		1,307,542	$2.96
$ 4.01 to $14.94	535,376	$8.00	4.1		501,728	$8.23
	8,929,978			$619,567	5,387,459		$146,441

The Company recognized stock compensation expense in fiscal 2007 and 2006 of $1,810,000 and $239,000, respectively. Stock compensation expense in fiscal 2006 was primarily comprised of $239,000 attributable to the change in option terms for a former employee director in connection with his resignation from the Board.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2007 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2007.

The total intrinsic value of options exercised in the years ended March 31, 2007, 2006 and 2005 were $146,000, $32,000 and $455,000, respectively. As of March 31, 2007, there was $3.3 million of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 1.43 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the years ended March 31, 2007, 2006 and 2005 were $0.5 million, $0.3 million, and $0.4 million. The total tax benefit attributable to stock options exercised in the year ended March 31, 2007 was $15,000.

The Company did not recognize and does not expect to recognize in the near future any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Purchase Plan in 2003 and reactivated the Plan in fiscal 2005. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. This provision resulted in an increase of 416,589 shares issuable under the Purchase Plan during the fiscal year ended March 31, 2003. During fiscal 2007 and 2006, 249,806 and 118,535 shares, respectively, were issued under the Purchase Plan. In May 2006, the Board approved a ten-year extension of the Purchase Plan so that it would be effective until 2017. Stockholders approved a ten-year extension of the Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Purchase Plan is effective until 2017.

The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two year offering period or the end of a six month purchase period, whichever is lower. When the Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Purchase Plan provides that a new exercise date will be set for each option under the plan which exercise date will occur before the date of the merger or asset sale.

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2007	2006	2005
Expected volatility	90%	135%	142%
Expected dividend yield	-	-	-
Risk-free interest rate	4.6% to 5.0%	3.8% to 4.7%	3.7% to 4.3%
Weighted average expected option term	3.4 years	3.5 years	5 years
Weighted average fair value of options granted	$0.88	$1.34	$2.11

For the purpose of providing pro forma disclosures for the fiscal years during which the Purchase Plan was in effect, the estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2007	2006	2005
Expected volatility	84%	135%	141%
Expected dividend yield	-	-	-
Risk-free interest rate	5.13%	3.95%	1.79%
Weighted average expected rights term	0.75 years	0.72 years	0.5 years
Weighted average fair value of rights granted	$0.36	$1.14	$0.33

8. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contributions were made in fiscal 2006 or 2005. On January 1, 2007, the Company reactivated the employer matching contribution. The employee matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. Our expense in fiscal 2007 was $0.1 million. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

9. SEGMENT REPORTING

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

The following table presents net revenues by groupings of similar products (in thousands).

	Years Ended March 31,
	2007	2006	2005
Packet8 service, equipment and other	$52,799	$31,221	$10,006
Semiconductors and related software	230	624	1,348
Hosted iPBX solutions	101	47	121
Total revenues	$53,130	$31,892	$11,475

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2007	2006	2005
United States	$52,463	$31,141	$10,472
Europe	317	291	646
Taiwan	165	127	157
Other	185	333	200
	$53,130	$31,892	$11,475

The majority of the Company's property and equipment was located in the United States. The following table illustrates property and equipment by country (in thousands):

	March 31,
	2007	2006
United States	$2,838	$3,069
France	2	2
	$2,840	$3,071

No customer represented more than 10% of the Company's total revenues in fiscal 2007, 2006 or 2005.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

		Additions
	Balance	Charged to
	at	Costs,		Balance
	Beginning	Expenses		at End
Description	of Year	and Other	Deductions	of Year
Year ended March 31, 2005:
Allowance for doubtful accounts	$135	$-	$67	$68
Valuation allowance for deferred tax assets	54,190	6,704	-	60,894
Year ended March 31, 2006:
Allowance for doubtful accounts	68	5	18	55
Valuation allowance for deferred tax assets	60,894	9,647	-	70,541
Year ended March 31, 2007:
Allowance for doubtful accounts	55	48	49	54
Valuation allowance for deferred tax assets	70,541	2,632	-	73,173

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2007	2006	2006	2006	2006	2005	2005	2005
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Service revenues	$12,414	$11,515	$11,240	$9,877	$8,629	$6,769	$5,719	$4,996
Product revenues	1,974	1,800	1,916	2,394	1,712	1,714	1,344	1,009
Total revenues	14,388	13,315	13,156	12,271	10,341	8,483	7,063	6,005
Operating expenses:
Cost of service revenues	4,688	4,555	5,015	4,762	4,177	3,326	2,795	2,069
Cost of product revenues	1,974	1,818	1,354	2,928	2,733	3,357	2,537	2,105
Research and development	1,040	1,094	1,257	1,321	1,676	1,470	1,446	1,324
Selling, general, and
administrative	9,121	8,833	8,498	9,205	8,712	7,244	6,042	5,865
Total operating expenses	16,823	16,300	16,124	18,216	17,298	15,397	12,820	11,363
Loss from operations	(2,435)	(2,985)	(2,968)	(5,945)	(6,957)	(6,914)	(5,757)	(5,358)
Other income, net	128	112	184	243	311	125	189	222
Loss on fair value of warrant liability	(603)	40	401	3,898	994	624	(957)	225
Net loss	$(2,910)	$(2,833)	$(2,383)	$(1,804)	$(5,652)	$(6,165)	$(6,525)	$(4,911)

Net loss per share:
Basic	$(0.05)	$(0.05)	$(0.04)	$(0.03)	$(0.09)	$(0.11)	$(0.12)	$(0.09)
Diluted	$(0.05)	$(0.05)	$(0.04)	$(0.03)	$(0.09)	$(0.11)	$(0.12)	$(0.09)
Shares used in per share calculations:
Basic	61,605	61,420	61,329	61,138	61,105	54,836	53,871	53,823
Diluted	61,605	61,420	61,329	61,138	61,105	54,836	53,871	53,823

As described in Note 2 of the Notes to the Consolidated Financial Statements, the Company has restated previously issued financial statements relating to the accounting for certain of its warrants. In connection with the restatement, the Company also corrected other errors in the quarterly financial statements that it had previously identified and determined not to be material. The following summarizes the impact of the restatement on the quarterly information (unaudited) for each of the quarters in fiscal 2006 and the first three quarters of fiscal 2007.

	Three months ended December 31, 2006				Three months ended September 30, 2006
	As previously	Restatement			As previously	Restatement
	Reported	Adjustments	Restated		Reported	Adjustments	Restated
Service revenues	$11,423	$92	$11,515	(1)	$11,332	$(92)	$11,240	(1)
Total revenues	$13,223	$92	$13,315		$13,248	$(92)	$13,156
Research and development	$1,187	$(93)	$1,094	(2)	$1,293	$(36)	$1,257	(3)
Total operating expenses	$16,393	$(93)	$16,300		$16,160	$(36)	$16,124
Loss from operations	$(3,170)	$185	$(2,985)		$(2,912)	$(56)	$(2,968)
Income on change in fair
value of warrant liability	$-	$40	$40	(4)	$-	$401	$401	(4)
Net loss	$(3,058)	$225	$(2,833)		$(2,728)	$345	$(2,383)

Net loss per share:
Basic	$(0.05)	$0.00	$(0.05)		$(0.04)	$0.00	$(0.04)
Diluted	$(0.05)	$0.00	$(0.05)		$(0.04)	$0.00	$(0.04)

(1) To reflect the increase in revenue due to incorrectly recording $92,000 in licensing revenue in the second fiscal quarter of 2007 as opposed to the third fiscal quarter of 2007.

(2) To reflect a $67,000 reduction in expense related to a tooling cost in the period ended December 31, 2006, that was recorded as a period expense, but should have been amortized over the estimated life of the tooling and a $26,000 reduction in stock compensation expense in the third fiscal quarter of 2007, due to excess expense incorrectly recorded related to the termination of an employee.

(3) To reflect a $36,000 reduction in stock compensation expense in the second fiscal quarter of 2007, due to excess expense incorrectly recorded related to the termination of an employee.

(4) To reflect change in fair value of the warrants classified as a liability during the quarter.

	Three months ended June 30, 2006
	As previously	Restatement
	Reported	Adjustments	Restated
Research and development	1,360	(39)	1,321	(1)
Total operating expenses	18,255	(39)	18,216
Loss from operations	(5,984)	39	(5,945)
Income on change in fair
value of warrant liability	-	3,898	3,898	(2)
Net loss	$(5,741)	$3,937	$(1,804)

Net loss per share:
Basic	$(0.09)	$0.06	$(0.03)
Diluted	$(0.09)	$0.06	$(0.03)

(1) To reflect a $39,000 reduction in stock compensation expense, due to excess expense incorrectly recorded related to the termination of an employee.

(2) To reflect change in fair value of warrants classified as a liability during the quarter.

	Three months ended March 31, 2006				Three months ended December 31, 2005
	As previously	Restatement			As previously	Restatement
	Reported	Adjustments	Restated		Reported	Adjustments	Restated
Income on change in fair
value of warrant liability	-	994	994	(1)	-	624	624	(1)
Net loss	$(6,646)	$994	$(5,652)		$(6,789)	$624	$(6,165)

Net loss per share:
Basic	$(0.11)	$0.02	$(0.09)		$(0.12)	$0.01	$(0.11)
Diluted	$(0.11)	$0.02	$(0.09)		$(0.12)	$0.01	$(0.11)

	Three months ended September 30, 2005				Three months ended June 30, 2005
	As previously	Restatement			As previously	Restatement
	Reported	Adjustments	Restated		Reported	Adjustments	Restated
Income (loss) on change in fair
value of warrant liability	-	(957)	(957)	(1)	-	225	225	(1)
Net loss	$(5,568)	$(957)	$(6,525)		$(5,136)	$225	$(4,911)

Net loss per share:
Basic	$(0.10)	$(0.02)	$(0.12)		$(0.10)	$0.01	$(0.09)
Diluted	$(0.10)	$(0.02)	$(0.12)		$(0.10)	$0.01	$(0.09)

(1) To reflect change in fair value of warrants classified as a liability during the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, the Company has restated its 2006 and 2005 annual consolidated financial statements to correct an error related to the Company's accounting for certain warrants. As a result of this error, the Company has also restated its interim consolidated financial statements for the first three quarters of 2007 and all quarters for 2006. In connection with this restatement, the following material weakness was identified that existed during fiscal 2006 and prior periods. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company did not maintain effective controls over the accounting for warrants. Specifically, the Company's controls did not ensure the appropriate classification of warrants as a liability in accordance with generally accepted accounting principles. This control deficiency resulted in the misstatement of stockholders' equity, liabilities, and net loss which resulted in the need to restate the Company's previously issued financial statements as discussed above.

In reaching the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of March 31, 2007, management considered, among other things, the material weakness described above. During the quarter ended September 30, 2006, the Company engaged new legal counsel. At March 31, 2007, management evaluated the design and operating effectiveness of controls over the accounting for warrants, which included enhanced review by our legal counsel and our newly appointed Chief Financial Officer and concluded that the material weakness over the accounting for warrants had been remediated. Management concluded that the Company's controls over the accounting for warrants which were remediated in the quarter ended September 30, 2006, operated effectively as of March 31, 2007 and that it was the effective operation of those controls that resulted in the restatement discussed above.

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities and Exchange Act of 1934 ("Disclosure Controls") that are designed to ensure that information the Company is required to disclose in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of the end of the period covered by this Annual Report on Form 10-K.

 Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007. This evaluation was based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of March 31, 2007.

Management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2006 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this is included in the 2007 Proxy Statement under the captions "Election of Directors -- Nominees" and "Corporate Governance" and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees at 8x8, Inc. This Code of Conduct and Ethics is posted in the corporate governance section of our website at www.8x8.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on our website at www.8x8.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2007 Proxy Statement under the captions "Election of Directors -- Compensation of Directors," "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2007 Proxy Statement under the captions "Additional Information -- Security Ownership" and "Additional Information -- Equity Compensation Plan Information" and is incorporated herein by reference. Information relating to securities authorized for issuance under equity compensation plans will be presented under he caption "Securities Authorized for Issuance under Equity Compensation Plans" in the proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth in the 2007 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information contained under the caption "Ratification of Independent Accountants -Principal Accounting Fees and Services" and "Ratification of Independent Accountants - Pre-Approval Policies and Procedures" in the proxy statement for our 2007 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on June 29, 2007.

8X8, INC.
By: /s/ BRYAN R. MARTIN Bryan R. Martin, Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bryan R. Martin and Daniel Weirich, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	June 29, 2007
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	June 29, 2007
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	June 29, 2007
/s/ CHRISTOPHER MCNIFFE Christopher McNiffe	Director	June 29, 2007
/s/ JOE PARKINSON Joe Parkinson	Director	June 29, 2007
/s/ DONN WILSON Donn Wilson	Director	June 29, 2007

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.2 (b)	Bylaws of Registrant.
3.4 (c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
4.1 (j)

Form of Common Stock Warrant issued to the Investor in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated June 21, 2004.

4.2 (j)

Form of Common Stock Warrant issued to the Placement Agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated June 21, 2004.

4.3 (k)

Form of Common Stock Warrant issued to the Investor by the Registrant in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.4 (k)

Side Letter dated September 30, 2004 between the Registrant and the Investor to amend the warrant dated June 23, 2004 in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.5 (k)

Form of Common Stock Warrant issued to the Placement Agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.12 (l)	Form of Common Stock Warrant issued to the Investors by the Registrant in connection with a private placement of equity securities on July 29, 2003.
4.13 (m)

Common Stock Purchase Warrant issued to AGE Investments, Inc., dated March 7, 2005, in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated March 3, 2005.

4.14 (n)

Common Stock Purchase Warrant issued to Griffin Securities, Inc., dated March 7, 2005, in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated March 3, 2005.

4.15 (o)

Form of Common Stock Warrant issued to the Investors in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-126350), as amended, and as supplemented by a prospectus supplement dated December 15, 2005.

4.16 (p)

Form of Common Stock Warrant issued to the Placement Agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-126350), as amended, and as supplemented by a prospectus supplement dated December 15, 2005.

10.1 (a)	Form of Indemnification Agreement.
10.2 (a)*	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.

10.3 (d)*	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (a)*	1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (e)*	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.6 (f)*	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (q)*	2006 Stock Option Plan.
10.8 (g)	Sublease dated September 29, 2004 between the Registrant and SafeNet, Inc.
10.9 (h)*	Agreement dated January 22, 2006 between the Registrant and Dr. Barry Andrews.
10.10 (i)*	Form of 2006 Stock Option Agreement under the 2006 Stock Option Plan.
10.11*	Agreement dated March 19, 2007 between the Registrant and Mr. Richard Murray. PDF provided as courtesy
14.1	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors PDF provided as courtesy
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24.1	Power of Attorney (included on page 77).
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

__________

* Indicates management contract or compensatory plan or arrangement.

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

(i) Incorporated by reference to exhibit 10.1 filed in response to Item 6, "Exhibits" of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.

(j) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits" of the Registrant's Report on Form 8-K filed on June 22, 2004.

(k) Incorporated by reference to identically numbered exhibits filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K filed on October 1, 2004.

(l) Incorporated by reference to identically numbered exhibit filed in response to Item 7, "Exhibits" of the Registrant's Report on Form 8-K filed on July 31, 2003.

(m) Incorporated by reference to exhibit 4.3 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on March 8, 2005.

(n) Incorporated by reference to exhibit 4.4 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on March 8, 2005.

(o) Incorporated by reference to exhibit 4.3 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on December 20, 2005.

(p) Incorporated by reference to exhibit 4.5 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on December 20, 2005.

(q) Incorporated by reference to exhibit 10.2 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated September 26, 2006.