Form 10-Q
period 2007-06-30
8X8 INC /DE/
filed 2007-08-09
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

      The number of shares of the Registrant's Common Stock outstanding as of August 1, 2007 was 61,777,040.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,518	$6,735
Short-term investments	5,919	5,197
Accounts receivable, net	804	736
Inventory	2,603	2,629
Deferred cost of goods sold	951	1,064
Other current assets	519	438
Total current assets	16,314	16,799
Long-term investments	779	-
Property and equipment, net	2,651	2,840
Other assets	161	319
Total assets	$19,905	$19,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,208	$4,919
Accrued compensation	986	825
Accrued warranty	342	323
Deferred revenue	1,465	1,488
Other accrued liabilities	3,197	3,386
Total current liabilities	11,198	10,941

Other liabilities	205	253
Fair value of warrant liability	2,408	3,387
Total liabilities	13,811	14,581

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	205,777	205,567
Accumulated other comprehensive loss	(4)	(3)
Accumulated deficit	(199,741)	(200,249)
Total stockholders' equity	6,094	5,377
Total liabilities and stockholders' equity	$19,905	$19,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2007	2006
Service revenues	$13,411	$9,877
Product revenues	1,331	2,394
Total revenues	14,742	12,271

Operating expenses:
Cost of service revenues	3,986	4,762
Cost of product revenues	1,383	2,928
Research and development	1,057	1,321
Selling, general and administrative	8,919	9,205
Total operating expenses	15,345	18,216
Loss from operations	(603)	(5,945)
Interest income, net	132	243
Income on change in fair value of warrant liability	979	3,898
Net income (loss)	$508	$(1,804)

Net income (loss) per share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average number of shares:
Basic	61,772	61,138
Diluted	62,080	61,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$508	$(1,804)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	391	290
Stock compensation	205	624
Income on change in fair value of warrant liability	(979)	(3,898)
Other	24	87
Changes in assets and liabilities
Accounts receivable, net	(74)	(56)
Inventory	7	(948)
Other current and noncurrent assets	(87)	39
Deferred cost of goods sold	113	802
Accounts payable	178	340
Accrued compensation	161	(15)
Accrued warranty	19	28
Deferred revenue	(23)	(354)
Other current and noncurrent liabilities	(230)	515
Net cash provided by (used in) operating activities	213	(4,350)

Cash flows from investing activities:
Purchases of property and equipment	(91)	(624)
Purchase of investments	(1,351)	-
Maturities of short-term investments	-	4,950
Sale of property and equipment	-	13
Net cash provided by (used in) investing activities	(1,442)	4,339

Cash flows from financing activities:
Bank overdraft	-	(153)
Capital lease payments	(7)	(5)
Proceeds from issuance of common stock under employee stock plans	19	-
Net cash provided by (used in) financing activities	12	(158)
Net decrease in cash and cash equivalents	(1,217)	(169)

Cash and cash equivalents at the beginning of the period	6,735	6,259
Cash and cash equivalents at the end of the period	$5,518	$6,090

Supplemental disclosure:
Assets acquired under capital lease	$-	$10

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

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2008 refers to the fiscal year ending March 31, 2008).

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

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2007. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2007 year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2007 and notes thereto included in the Company's fiscal 2007 Annual Report on Form 10-K.

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

Packet8 Service Revenue

The Company recognizes new subscriber revenue in the month the new order was shipped, net of an allowance for expected cancellations. The allowance for expected cancellations is based on the Company's history of subscriber conduct or cancellations within the 30-day trial period.

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

Deferred Cost of Goods Sold

Deferred cost of goods sold represents the cost of products sold for which the customer has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

Warrant Liability

The Company accounts for its warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of the Company's warrants require settlement in shares and are accounted for as permanent equity. The Company has three investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-

Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

Accounting for Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R).

Prior to April 1, 2006, the Company accounted for stock-based awards in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant, the intrinsic value, is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was generally recognized in the Company's Condensed Consolidated Statements of Operations since the exercise price of the Company's employee stock option grant generally equaled the fair market value of the underlying common stock on the date of grant. However, to the extent awards were granted either below fair market value or were modified with a resulting re-measurement of compensation costs, the Company recorded compensation expense.

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the first quarter of fiscal 2008 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the first quarter of fiscal 2008 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of changing from using the impact of estimated forfeitures to actual forfeitures was not material. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Stock Option Plans

The Company has several stock-based compensation plans (the "Plans") that are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Company, under its various equity plans, grants stock options for shares of common stock to employees, non-employees, directors and consultants.

As of June 30, 2007, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under the Plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

In May 2006, the Board approved the 2006 Stock Plan (the "2006 Plan") with a reserve of 7,000,000 shares of the Company's common stock for issuance under such plan.  The Company's stockholders subsequently adopted the 2006 Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006, and the 2006 Plan became effective in October 2006. The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option Activity

Option activity since March 31, 2007 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2007	5,926,459	8,929,978	$2.17
Changes in options available for grant	-	-	-
Granted	(166,000)	166,000	1.35
Exercised	-	(5,208)	1.09
Canceled/forfeited	202,698	(202,698)	1.92
Termination of plans	(134,782)	-	-
Balance at June 30, 2007	5,828,375	8,888,072	$2.16

The following table summarizes the stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.32	2,038,474	$1.16	7.29	$465,081	1,065,555	$1.09	$320,479
$1.33 - $1.70	1,795,885	$1.51	8.50	1,500	617,897	$1.54	-
$1.71 - $1.87	2,786,640	$1.80	5.94	-	2,150,566	$1.81	-
$1.88 - $4.50	1,792,073	$2.87	5.44	-	1,384,117	$3.00	-
$4.51 - $14.94	475,000	$8.40	4.03	-	449,165	$8.62	-
	8,888,072			$466,581	5,667,300		$320,479

Stock-based Compensation Expense

As of June 30, 2007, there were $2.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.27 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three month periods ended June 30, 2007 and 2006, the Company used historical volatility of our stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
Expected volatility	83%	92%
Expected dividend yield	-	-
Risk-free interest rate	4.76%	4.98%
Weighted average expected option term	3.95 years	3.33 years
Weighted average fair value of options granted	$0.85	$0.90

In accordance with SFAS 123(R), the Company recorded $186,000 in compensation expense relative to stock options for the three months ended June 30, 2007.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $19,000 for the three months ended June 30, 2007 in accordance with SFAS 123(R).

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share- based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2007	2006
Expected volatility	84%	135%
Expected dividend yield	-	-
Risk-free interest rate	5.13%	3.95%
Weighted average expected option term	0.75 years	0.72 years
Weighted average fair value of options granted	$0.36	$1.14

As of June 30, 2007, there was $15,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.3 years.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended June 30, 2007 and 2006 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three months ended June 30, 2007 and 2006 which was recorded as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Cost of service revenues	$-	$42
Cost of product revenues	1	6
Research and development	41	136
Selling, general and administrative	163	440
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	205	624

Tax benefit	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$205	$624

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective April 1, 2007. The Company currently reports revenue net of taxes collected and remitted to governmental authorities. The adoption of EITF 06-03 did not have a material effect on the Company's condensed consolidated results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is permitted provided that the reporting entity also elects to apply SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the potential impact of this statement.

3. BALANCE SHEET DETAIL

	June 30,	March 31,
	2007	2007
Inventory (in thousands):
Work-in-process	$1,679	$1,919
Finished goods	924	710
	$2,603	$2,629

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, shares to be issued under the employee stock purchase plan and warrants.

	Three Months Ended
	June 30,
	2007	2006
Numerator:
Net income (loss) available to common stockholders	$508	$(1,804)

Denominator:
Common shares	61,772	61,138

Denominator for basic calculation	61,772	61,138
Employee stock options	207	-
Employee stock purchase plan	48	-
Warrants	53	-
Denominator for diluted calculation	62,080	61,138

Net income (loss) per share
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Common stock options	8,150	10,161
Warrants	8,222	8,663
	16,372	18,824

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive income (loss) for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Net income (loss), as reported	$508	$(1,804)
Unrealized gain (loss) on investments in securities	(1)	3
Comprehensive income (loss)	$507	$(1,801)

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

	Three Months Ended
	June 30,
	2007	2006
Packet8 and videophones/equipment	$14,625	$12,208
Semiconductors and related software	104	52
Hosted iPBX solutions	13	11
Total revenues	$14,742	$12,271

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2007 or 2006. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

	Three Months Ended
	June 30,
	2007	2006
Americas (principally US)	99%	99%
Europe	1%	1%
	100%	100%

7. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, it is more likely than not expected to be realized. The Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because it incurred net losses for the periods presented, or expects to incur net losses for the current year.

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. Therefore, adoption of FIN 48 did not have a material effect on the Company's condensed consolidated results of operations and financial condition for the three month period ended June 30, 2007.

The Company had unrecognized tax benefits of approximately $2.0 million as of April 1, 2007. The application of FIN 48 would have resulted in a decrease in the accumulated deficit of $2.0 million, except that the decrease was fully offset by the application of a valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations. All tax returns from fiscal 1995 to fiscal 2007 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2007 federal tax return and all state income tax returns. As of June 30, 2007, these returns had not yet been filed. In addition, as of June 30, 2007, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2007.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although timing of an audit is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefit would materially change in the next 12 months.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the three months ended June 30, 2007 were as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$323	$301
Accruals for warranties	104	117
Settlements	(85)	(89)
Balance at end of period	$342	$329

Standby letters of credit

The Company has a standby letter of credit totaling $100,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank. This letter of credit is recorded in the other assets line items in the condensed consolidated balance sheets.

Leases

At June 30, 2007, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2008	$369
2009	493
2010	206
Total minimum payments	$1,068

In April 2005, June 2006 and March 2007, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At June 30, 2007, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
Remaining 2008	$39
2009	42
2010	42
2011	26
2012	22
Total minimum payments	171
Less: Amount representing interest	(17)
154
Less: Short-term portion of capital lease obligations	(40)
Long-term portion of capital lease obligations	$114

Capital leases included in office equipment were $182,000 at June 30, 2007. Total accumulated depreciation was $37,000 at June 30, 2007. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a contract with one of its third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006 for 24 months. At June 30, 2007, the total remaining obligation under the contract was $4.4 million. In March 2007, the Company entered into an additional agreement with this provider to purchase a minimum of $1.0 million in international usage between March 1, 2007 and May 31, 2008. As of June 30 2007, the total remaining obligation under this agreement was $306,000.

Legal Proceedings

From time to time, the Company may be involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation; it could have a materially adverse impact on the Company's operating results, cash flows or financial position.

State and Municipal Taxes

In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services. The Company does collect and remit California sales and use tax, however. In September 2006, the Company's largest third party network service provider began passing through state and local E911 taxes to the Company. Beginning October 1, 2006, the Company began collecting certain state and local E911 charges from its customers that are paid to and remitted through the third party network service provider. The Company has received inquiries, demands or audit requests from several states and municipal taxing and 911 agencies, and is currently under audit by one state, seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. The Company had recorded an expense of $215,000 and $189,000 for three months ended June 30, 2007 and 2006, respectively as its best estimate of the probable tax exposure for such assessments. The cumulative estimate for probable assessments is $1,785,000 as of June 30, 2007, which is recorded in the other accrued liabilities line item in the condensed consolidated balance sheets.

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

Several state regulatory authorities have contacted the Company regarding its Packet8 service. These inquiries have ranged from notification that the Packet8 service should be subject to local regulation, certification and fees to broad inquiries into the nature of the Packet8 services provided. The Company responds to the various state authorities as inquiries are received. Based on advice of counsel, the Company disputes the assertion, among others, that the Packet8 service should be subject to state regulation. While the Company does not believe exposure to fees or penalties exists, if 8x8 is subject to an enforcement action, the Company may become subject to liabilities and may incur expenses that adversely affect its financial position, results of operations and cash flows.

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

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. We were allowed to calculate our contribution based on the safe harbor or by submitting a traffic study that would subsequently be approved by the FCC. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for our subscribers' retail revenues as well as through our underlying carriers' wholesale charges. Beginning October 1, 2006, we began charging our subscribers a USF surcharge fee equal to the USF contribution amounts we were required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. As a result of the ruling, we retroactively applied our traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $573,000 due to the reduction of the related accrued liability in the first fiscal quarter of 2008. As of July 1, 2007, we are using the results of our traffic study to calculate the required contribution to the USF. Meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, at least one state contends that providers of interconnected VoIP services, like us, should contribute to its USF fund.

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

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, we cannot predict the impact of these rules on our business or our ability to comply with these disability access obligations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability obligations. The rules established in the Disability Access Order become effective on October 5, 2007, except those that require information collection, which will become effective upon approval by the Office of Management and Budget. Compliance with the new disability rules may impose additional costs on the Company and reduce our profitability or cause us to increase the retail price for our services.

On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007 ("Regulatory Fees Order"), which, for the first time, mandates the collection of such fees from interconnected VoIP service providers like us. The Regulatory Fees Order requires that interconnected VoIP providers pay regulatory fees based on reported interstate and international revenues. The Regulatory Fee Order is not yet effective and will not be effective for at least 90 days. Regulatory fees for Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees to our service will increase our costs and reduce our profitability or cause us to increase the price of our retail service offerings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our VoIP products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2007 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2007 refers to the fiscal year ending March 31, 2008).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective April 1, 2007. We currently report revenue net of taxes collected and remitted to governmental authorities. The adoption of EITF 06-03 did not have a material effect on our condensed consolidated results of operations and financial condition.

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Adoption of FIN 48 did not have a material effect on the Company's condensed consolidated results of operations and financial condition for the three month period ended June 30, 2007. For additional information about the adoption of FIN 48, refer to Note 7 to notes to condensed consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is permitted provided that the reporting entity also elects to apply SFAS No. 157, Fair Value Measurements. We are currently evaluating the potential impact of this statement.

KEY BUSINESS METRICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans. Churn approximated 4.6% for the first fiscal quarter of 2008 and 4.1% for the same period of fiscal 2007. Churn increased due to a reduction in the number of new residential subscribers in the first fiscal quarter of 2008 compared to the first fiscal quarter of 2007. The number of residential cancellations was approximately the same in the first fiscal quarter of 2008 and 2007 but the aggregate residential subscriber count was lower in the fiscal 2008 because of the Company's decision in early fiscal 2007 to focus its marketing on small businesses rather than residential. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing subscribers and attracting new subscribers, or if an increasing percentage of our customers decide to drop our VoIP services for other reasons such as cost, lack of use, or our inability to meet their requirements for phone service, our churn will likely increase and our business will be adversely affected.

Subscriber acquisition cost: Subscriber acquisition cost is defined as the combined costs for advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition costs increased to $138 per service for the first fiscal quarter of 2008 from $135 per service for the comparable period in fiscal 2007 due to the Company's marketing focus on small businesses rather than residential subscribers. The cost of acquisition in the first fiscal quarter of 2008 for our business services was $141 per service.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$13,411	$9,877	$3,534	35.8%
Percentage of total revenues	91.0%	80.5%

Revenues

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. The increase for the first quarter of fiscal 2008 was primarily due to a $2.9 million increase in revenues attributable to our Packet8 service because of growth in the Virtual Office subscriber base and an increase in the price of our service instituted on March 1, 2007 as well as a $0.6 million one time increase in revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia in June 2007 that interconnected VoIP providers are not required to obtain pre-approval of the traffic studies. As a result of the ruling, we retroactively applied our traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $573,000 due to the reduction of the related accrued liability in the first fiscal quarter of 2008. In early fiscal 2007, the Company redirected most of its marketing efforts from targeting residential customers to marketing its Packet8 Virtual Office services to small businesses. The Packet8 Virtual Office subscriber base grew from serving less than 5,000 businesses on June 30, 2006 to more than 8,000 on June 30, 2007. Effective March 1, 2007, we increased the monthly service fees on our unlimited residential service and unlimited business service for existing customers by $2 and $5, respectively, and by $5 and $10, respectively, for new customers who subscribed to the service after March 1, 2007.

	June 30,		Dollar	Percent
Product revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,331	$2,394	$(1,063)	-44.4%
Percentage of total revenues	9.0%	19.5%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. Product revenue for the first quarter of fiscal 2008 was lower primarily because of a decrease in new residential subscribers and in the first quarter of fiscal 2007 we recognized an additional $0.3 million of revenue due to a change in our revenue recognition policy to begin booking new subscriber revenue in the month in which the new order was shipped.

No customer represented greater than 10% of our total revenues for the three months ended June 30, 2007 and 2006. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

	Three Months Ended
	June 30,
	2007	2006
Americas (principally US)	99%	99%
Europe	1%	1%
	100%	100%

Cost of Service Revenues
	June 30,		Dollar	Percent
Cost of service revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,986	$4,762	$(776)	-16.3%
Percentage of service revenues	29.7%	48.2%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three months ended June 30, 2007 decreased $0.8 million over the comparable period in the prior fiscal year due to a reduction in pricing by third party network service vendors and our system for the use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing.

Cost of Product Revenues
	June 30,		Dollar	Percent
Cost of product revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,383	$2,928	$(1,545)	-52.8%
Percentage of product revenues	103.9%	122.3%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The decrease in the cost of product revenues for the first quarter of fiscal 2008 compared to the same quarter in the prior fiscal year was primarily due to a decline in sales of equipment to Packet8 subscribers which led to a reduction in the units shipped as we continued to focus our marketing efforts away from acquiring new residential customers during the quarter.

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

Research and Development Expenses

	June 30,		Dollar	Percent
Research and development	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,057	$1,321	$(264)	-20.0%
Percentage of total revenues	7.2%	10.8%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The decrease in research and development expenses for the first quarter of fiscal 2008 compared to the same period in the prior fiscal year was primarily attributable to a decrease in personnel, outside service and consulting expenses.

Selling, General and Administrative Expenses

	June 30,		Dollar	Percent
Selling, general and administrative	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,919	$9,205	$(286)	-3.1%
Percentage of total revenues	60.5%	75.0%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the first quarter of fiscal 2008 decreased over the same quarter in the prior fiscal year primarily because of a $0.8 million decrease in sales agent and retailer commission and a $0.3 million decrease in advertising, public relations and other marketing and promotional expenses. The decrease in expenses was offset by a $0.5 million increase in personnel and temporary personnel costs, a $0.1 million increase in legal expenses and a $0.1 million increase in accounting and tax related expenses.

Interest Income, Net

	June 30,		Dollar	Percent
Interest income, net	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$132	$243	$(111)	-45.7%
Percentage of total revenues	0.9%	2.0%

In the first fiscal quarter of 2008, other income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances. The decrease in other income for the first quarter of fiscal 2008 over the same period in fiscal 2007 was primarily due to lower average cash balances.

Income on change in Fair Value of Warrant Liability
Income (loss) on change in fair	June 30,		Dollar	Percent
value of warrant liability	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$979	$3,898	$(2,919)	-74.9%
Percentage of total revenues	6.6%	31.8%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The decrease in the income from change in fair value of warrants in the first fiscal quarter of 2008 compared to the same period in fiscal 2007 was due to a reduction in the fair value of warrants resulting from a decline in the warrant liability and a reduction in the expected stock price volatility and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

Provision for Income Taxes

There were no income tax provisions recorded during either of the three-month periods ended June 30, 2007 and 2006, due to year to date net losses incurred. No income tax provisions have been recorded for any period presented, and we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

Cash provided by operations of $0.2 million in the first fiscal quarter of 2008 compared to cash used of $4.4 million in the same period of fiscal 2007, an improvement of $4.6 million. The increase in cash provided by operating activities was primarily due to a reduction in the net loss of $2.3 million adjusted for an increase in non-cash items including the change in the fair value of warrants of $2.9 million, offset by a decrease in stock- based compensation of $0.4 million.

The increase in the source of cash of $0.9 million in 2008 from 2007 levels was primarily due to lower inventory levels of customer premise equipment (CPE). Inventories represented a source of cash of $7,000 in the first fiscal quarter of 2008 compared to a use of cash of $0.9 million in the same period of fiscal 2007.

Deferred cost of goods sold represented a $0.1 million source of cash in the first fiscal quarter of 2008 compared to a source of cash of $0.8 million in the same period of fiscal 2007. The decrease in cash of $0.7 million provided by deferred cost of goods sold in the first fiscal quarter of 2008 from levels during the same period of fiscal 2007 was primarily due to the additional deferred cost of goods sold recognized in Q1 2007 due to the change in the revenue recognition policy. The decrease in deferred cost of goods sold was offset by an increase in deferred revenue related to retailers.

Deferred revenue represented a use of cash of $23,000 in the first fiscal quarter of 2008 compared to a use of $354,000 in the same period of fiscal 2007. The decrease in the use of cash of $332,000 in 2008 from levels during the same period of fiscal 2007 was primarily due to recognition in Q1 2007 of revenue related to the wholesale agreement entered into in fiscal 2006 and the additional revenue recognized in Q1 2007 due to the change in revenue recognition policy. The decrease in deferred revenue was offset by an increase in deferred revenue related to retailers.

Other current and non-current liabilities represented a use of cash of $0.2 million in first fiscal quarter of 2008 compared to a source of cash of $0.5 million in the same period of fiscal 2007. The increase in the use of cash of $0.7 million in the first quarter of fiscal 2008 from the levels in the same period of 2007 was primarily due to a reduction in accrued inventory, accrued universal service fund (USF) and accrued royalty, offset by an increase in accrued accounting and tax fees.

Cash used in investing activities of $1.4 million for the first fiscal quarter of 2008 was primarily attributable to purchases of investments of $1.35 million and $0.1 million of purchases of fixed assets. The purchases of fixed assets were primarily attributable to equipment required by the growth of the Packet8 Virtual Office subscriber base.

Contractual Obligations

Future operating lease payments, net of sublease income, capital lease payments and purchase obligations at June 30, 2007 were as follows (in thousands):

	Year Ending March 31,
	2008	2009	2010	2011	2012	Total

Capital leases	$39	$42	$42	$26	$22	$171
Office leases	369	493	206	-	-	1,068
Purchase obligations
Third party network service providers	3,906	800	-	-	-	4,706
Open purchase orders	303	-	-	-	-	303
	$4,617	$1,335	$248	$26	$22	$6,248

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2007 totaled $182,000 with accumulated amortization of $37,000.

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

We entered into a 24 month contract with one of our third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006. At June 30, 2007, the total remaining obligation under the contract was $4,400,000. We also entered into an additional agreement with this provider to purchase a minimum of $1,000,000 in international usage between March 1, 2007 and May 31, 2008. As of June 30, 2007, the total remaining obligation under this agreement was $306,000.

At June 30, 2007, we had open purchase orders of approximately $0.3 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

As of June 30, 2007, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2007 due to the adoption of Fin 48.

We had no off-balance sheet arrangements at June 30, 2007 as defined in Regulation S-K Item 303(a)(4).

At June 30, 2007, we had a $2.4 million liability related to warrants issued to three investors in three equity financing transactions in the fiscal years 2006 and 2005. We account for these warrants as liabilities, because the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2008, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 7".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended March 31, 2007, which we filed with the Securities and Exchange Commission on June 29, 2007. The following discussion is of material changes to risk factors disclosed in that report.

We have a history of losses and are uncertain as to our future profitability.

We recorded an operating loss of $0.6 million for the three months ended June 30, 2007, and we ended the period with an accumulated deficit of $200 million. We recorded an operating loss of $14.3 million for the year ended March 31, 2007 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on August 1, 2007, our common stock had a closing bid price of approximately $1.33 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of August 1, 2007, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $83,089,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

One or more states or foreign countries may seek to impose sales, use or other tax collection obligations on us. We have received inquiries or demands from numerous state authorities and are currently under audit by one state. A successful assertion by one or more states or foreign countries that we should collect sales, use or other taxes on the sale of customer premise equipment or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. We have recorded an expense of $215,000 and $189,000 for the three months ended June 30, 2007 and 2006, respectively, as our best estimate of the probable tax exposure for such assessments. The cumulative estimate for probable assessments is $1,785,000 as of June 30, 2007, which is recorded in the other accrued liabilities line item in the condensed consolidated balance sheets.

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

Date: August 9, 2007

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Accounting Officer)