Form 10-Q
period 2007-09-30
8X8 INC /DE/
filed 2007-11-09
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      The number of shares of the Registrant's Common Stock outstanding as of November 1, 2007 was 61,926,815.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,365	$6,735
Short-term investments	7,542	5,197
Accounts receivable, net	554	736
Inventory	1,889	2,629
Deferred cost of goods sold	340	1,064
Other current assets	567	438
Total current assets	16,257	16,799
Long-term investments	-	-
Property and equipment, net	2,399	2,840
Other assets	152	319
Total assets	$18,808	$19,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,338	$4,919
Accrued compensation	868	825
Accrued warranty	339	323
Accrued taxes and fees	2,533	2,078
Deferred revenue	3,617	1,488
Other accrued liabilities	1,138	1,308
Total current liabilities	12,833	10,941

Other liabilities	157	253
Fair value of warrant liability	827	3,387
Total liabilities	13,817	14,581

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	207,222	205,567
Accumulated other comprehensive loss	6	(3)
Accumulated deficit	(202,299)	(200,249)
Total stockholders' equity	4,991	5,377
Total liabilities and stockholders' equity	$18,808	$19,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service revenues	$13,272	$11,240	$26,683	$21,117
Product revenues	1,496	1,916	2,827	4,310
Total revenues	14,768	13,156	29,510	25,427

Operating expenses:
Cost of service revenues	4,430	5,015	8,416	9,777
Cost of product revenues	2,652	1,354	4,035	4,282
Research and development	1,026	1,257	2,083	2,578
Selling, general and administrative	10,050	8,498	18,969	17,703
Total operating expenses	18,158	16,124	33,503	34,340
Loss from operations	(3,390)	(2,968)	(3,993)	(8,913)
Interest income, net	161	184	293	427
Income on change in fair value of warrant liability	671	401	1,650	4,299
Net loss	$(2,558)	$(2,383)	$(2,050)	$(4,187)

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.03)	$(0.07)
Weighted average number of shares:
Basic and diluted	61,870	61,329	61,822	61,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,050)	$(4,187)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	789	641
Stock compensation	635	1,136
Income on change in fair value of warrant liability	(1,650)	(4,299)
Other	100	146
Changes in assets and liabilities:
Accounts receivable, net	124	(302)
Inventory	684	(1,923)
Other current and noncurrent assets	(132)	(118)
Deferred cost of goods sold	724	383
Accounts payable	(638)	999
Accrued compensation	43	(198)
Accrued warranty	16	2
Accrued taxes and fees	455	401
Deferred revenue	2,129	(493)
Other current and noncurrent liabilities	(246)	210
Net cash provided by (used in) operating activities	983	(7,602)

Cash flows from investing activities:
Purchases of property and equipment	(291)	(864)
Purchase of investments	(3,323)	-
Maturities of short-term investments	1,150	7,450
Sale of property and equipment	1	16
Net cash provided by (used in) investing activities	(2,463)	6,602

Cash flows from financing activities:
Bank overdraft	-	(153)
Capital lease payments	(20)	(10)
Proceeds from issuance of common stock under employee stock plans	130	157
Net cash provided by (used in) financing activities	110	(6)
Net decrease in cash and cash equivalents	(1,370)	(1,006)

Cash and cash equivalents at the beginning of the period	6,735	6,259
Cash and cash equivalents at the end of the period	$5,365	$5,253

Supplemental disclosure:
Assets acquired under capital lease	$-	$10

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

The Company offers the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service and videophone equipment and services. The Packet8 voice and video communications service ("Packet8") enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and online billing. In addition, 8x8 offers a videophone for use with the Packet8 service, a business telephone for use with the Packet8 Virtual Office service, and several home telephones and telephone adapter boxes for use with the residential service.

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

Warrant Liability

The Company accounts for its warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of the Company's warrants require settlement in shares and are accounted for as permanent equity. The Company has two investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrants is determined using a Black- Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

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

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the second quarter of fiscal 2008 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the second quarter of fiscal 2008 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of changing from using the impact of estimated forfeitures to actual forfeitures was not material. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Stock Option Plans The Company has several stock-based compensation plans (the "Plans") that are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Company, under its various equity plans, grants stock options for shares of common stock to employees, non-employees, directors and consultants.

As of September 30, 2007, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under these plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

In May 2006, the Board approved the 2006 Stock Plan (the "2006 Plan") with a reserve of 7,000,000 shares of the Company's common stock for issuance under such plan.  The Company's stockholders subsequently approved the 2006 Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006, and the 2006 Plan became effective in October 2006. The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option Activity

Option activity since March 31, 2007 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2007	5,926,459	8,929,978	$2.17
Changes in options available for grant	-	-	-
Granted	(2,092,500)	2,092,500	1.27
Exercised	-	(22,208)	0.90
Canceled/forfeited	512,936	(512,936)	1.96
Termination of plans	(382,520)	-	-
Balance at September 30, 2007	3,964,375	10,487,334	$2.00

The following table summarizes the stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.26	2,815,474	$1.18	8.44	$211,940	813,385	$1.03	$181,733
$1.27 - $1.49	2,121,332	$1.38	8.52	-	672,853	$1.38	-
$1.50 - $1.79	2,266,210	$1.70	7.21	-	1,506,766	$1.70	-
$1.80 - $3.35	2,222,942	$2.21	4.59	-	1,921,706	$2.17	-
$3.36 - $14.94	1,061,376	$5.66	3.35	-	1,042,352	$5.68	-
	10,487,334			$211,940	5,957,062		$181,733

Stock-based Compensation Expense As of September 30, 2007, there were $3.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.84 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and six month periods ended September 30, 2007 and 2006, the Company used historical volatility of our stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006 (1)	2007	2006
Expected volatility	79%	-	79%	92%
Expected dividend yield	-	-	-	-
Risk-free interest rate	4.43%	-	4.46%	4.98%
Weighted average expected option term	3.42 years	-	3.46 years	3.33 years
Weighted average fair value of options granted	$0.71	$-	$0.72	$0.90

(1) No stock options were granted during the three month period ended September 30, 2006.

In accordance with SFAS 123(R), the Company recorded $401,000 and $587,000 in compensation expense relative to stock options for the three and six months ended September 30, 2007.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $29,000 and $48,000 for the three and six months ended September 30, 2007 in accordance with SFAS 123(R).

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	54%	107%	54%	107%
Expected dividend yield	-	-	-	-
Risk-free interest rate	4.89%	4.64%	4.89%	4.64%
Weighted average expected option term	0.75 years	0.74 years	0.75 years	0.74 years
Weighted average fair value of options granted	$0.46	$0.66	$0.46	$0.66

As of September 30, 2007, there was $77,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.4 years.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended September 30, 2007 and 2006 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three months ended September 30, 2007 and 2006 which was recorded as follows (in thousands):
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of service revenues	$7	$21	$7	$63
Cost of product revenues	6	5	7	11
Research and development	84	101	125	237
Selling, general and administrative	333	385	496	825
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	430	512	635	1,136

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$430	$512	$635	$1,136

Recent Accounting Pronouncements

In March 2006, the EITF reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective April 1, 2007. The Company currently reports revenue net of taxes collected and remitted to governmental authorities. The adoption of EITF 06-03 did not have a material effect on the Company's condensed consolidated results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations and financial condition.

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

3. BALANCE SHEET DETAIL
	September 30,	March 31,
	2007	2007
Inventory (in thousands):
Work-in-process	$673	$1,919
Finished goods	1,216	710
	$1,889	$2,629

4. NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the three and six months ended September 30, 2007 and 2006, basic and diluted shares outstanding for each of the respective periods are the same. The following options and warrants were not included in the computations of net loss per share because the effect on the calculations would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Common stock options	10,487	9,115	10,487	9,115
Warrants	8,327	8,663	8,327	8,663
	18,814	17,778	18,814	17,778

5. COMPREHENSIVE LOSS

Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three and six months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss, as reported	$(2,558)	$(2,383)	$(2,050)	$(4,187)
Unrealized gain on investments in securities	10	21	9	24
Comprehensive loss	$(2,548)	$(2,362)	$(2,041)	$(4,163)

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Packet8 and videophones/equipment	$14,746	$13,058	$29,371	$25,266
Semiconductors and related software	13	86	117	138
Hosted iPBX solutions	9	12	22	23
Total revenues	$14,768	$13,156	$29,510	$25,427

No customer represented greater than 10% of the Company's total revenues for the three and six months ended September 30, 2007 or 2006. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Americas (principally US)	100%	98%	100%	98%
Europe	-	1%	-	1%
Asia Pacific	-	1%	-	1%
	100%	100%	100%	100%

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

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. Therefore, adoption of FIN 48 did not have a material effect on the Company's condensed consolidated results of operations and financial condition for the three and six month periods ended September 30, 2007.

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

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations. All tax returns from fiscal 1995 to fiscal 2007 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2007 federal tax return and all state income tax returns. As of September 30, 2007, these returns had not yet been filed. In addition, as of September 30, 2007, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2007.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the six months ended September 30, 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$342	$329	$323	$301
Accruals for warranties	80	86	184	203
Settlements	(83)	(73)	(168)	(162)
Changes in estimates	-	(39)	-	(39)
Balance at end of period	$339	$303	$339	$303

Standby letters of credit

The Company has a standby letter of credit totaling $100,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank. This letter of credit is recorded in the other assets line items in the condensed consolidated balance sheets.

Leases

At September 30, 2007, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2008	$246
2009	493
2010	206
Total minimum payments	$945

In April 2005, June 2006 and March 2007, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At September 30, 2007, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
Remaining 2008	$21
2009	42
2010	42
2011	26
2012	22
Total minimum payments	153
Less: Amount representing interest	(14)
139
Less: Short-term portion of capital lease obligations	(35)
Long-term portion of capital lease obligations	$104

Capital leases included in office equipment were $182,000 at September 30, 2007. Total accumulated depreciation was $46,000 at September 30, 2007. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a contract with one of its third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006 for 24 months. At September 30, 2007, the total remaining obligation under the contract was $3.2 million. In March 2007, the Company entered into an additional agreement with this provider to purchase a minimum of $1.0 million in international usage between March 1, 2007 and May 31, 2008. As of September 30 2007, the Company had completed its obligation to purchase a minimum of $1.0 million in international usage.

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

State and Municipal Taxes

In general, the Company does not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services. The Company does collect and remit California sales and use tax, however. In September 2006, the Company's largest third party network service provider began passing through state and local E911 taxes to the Company. Beginning October 1, 2006, the Company began collecting certain state and local E911 charges from its customers that are paid to and remitted through the third party network service provider. Beginning October 1, 2007, the Company began collecting sales and use tax in one state other than California. The Company has received inquiries, demands or audit requests from several states and municipal taxing and 911 agencies, and is currently under audit by one state, seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. The Company had recorded an expense of $488,000 and $416,000 for the six months ended September 30, 2007 and 2006, respectively as its best estimate of the maximum reasonable tax exposure for such assessments. The cumulative estimate for maximum assessments is $2,058,000 as of

September 30, 2007, which is recorded in the other accrued liabilities line item in the condensed consolidated balance sheets.

Aside from Taxes, certain other fees and charges may be applicable to the Company's offering. Three states contend that providers of interconnected VoIP services, like us, must contribute to its USF fund. The Company does not agree that such state surcharges are applicable to its service. Should the Company become subject to state USF fees or other telecommunications-related surcharges, the Company will likely pass such charges through to its customers. The impact of this price increase on our customers or the Company's inability to recoup its costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Regulatory Matters

Although several regulatory proceedings are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies, VoIP communication services have remained largely unregulated in the United States when compared to traditional telephony services. To date, VoIP service providers have been mainly treated as information service providers although the FCC has thus far avoided specifically ruling on this classification. Information service providers are largely exempt from most federal and state regulations governing traditional common carriers. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of proposed rule- making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and most other state telecommunications regulations. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC ruling.

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

Like many interconnected VoIP providers, we currently cannot offer VoIP E911 services that route emergency calls in a manner consistent with the FCC rules for all of our customers. We are addressing this issue with our VoIP E911 Solution providers. On November 28, 2005, we began routing certain 911 calls to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct PSAP or first responder. The FCC may determine that our VoIP E911 solution for these customers does not satisfy the requirements of the VoIP E911 order because, in some instances, we will not be able to connect our subscribers directly to a PSAP. As of October 30, 2007, we provided emergency calling services to 100% of our subscribers located in the United States and approximately 95% of these subscribers are supported with either an E911 solution that is in compliance with the VoIP E911 order or were customers prior to November 28, 2005. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers that we are unable to provide E911 service in a manner consistent with the VoIP E911 order.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, interconnected VoIP providers were required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. Consistent with the relevant rules, we continue to work with a third-party solution provider to devise a CALEA-compliant solution. As of May 14, 2007, we had installed this solution in our network operations and data centers, but had not yet completed testing of all required intercept capabilities of this equipment. We are diligently working to complete the testing of this equipment in order to achieve full compliance with the FCC's order. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with a CALEA request.

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

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. At the present time we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Effective December 8, 2007, we will be required to implement internal processes in order to be compliant with all of the FCC's CPNI rules. This may impose additional compliance costs on the Company and reduce our profitability or cause us to increase the retail price for our services.

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

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services. At this time, we cannot predict the impact of these rules on our business or our ability to comply with these disability access obligations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability obligations. The rules established in the Disability Access Order were scheduled to become effective on October 5, 2007, and as of this date, we are planning to remit TRS fund contributions and had implemented 711 abbreviated dialing which connects all of our customers to California relay service operators. On October 10, 2007, the FCC granted a limited waiver of the 711 call handling requirement. While still mandating that interconnected VoIP providers like us are required to transmit 711 calls to a relay center, the FCC waived the requirement, for a period of six months, insofar as it requires such providers to transmit the 711 call to an "appropriate relay center," meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller's last registered address. We are working on implementing a call routing solution which will route 711 calls to the appropriate relay center as defined in the FCC's order but cannot predict whether we will be in compliance at the end of the waiver period.

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

On October 5, 2007, the FCC granted Visit, Inc., a California corporation that is a wholly owned subsidiary of the Company, an international telecommunications certificate with authority to provide global resale service in accordance with section 63.18(e)(2) of the Commission's rules.

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

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Adoption of FIN 48 did not have a material effect on the Company's condensed consolidated results of operations and financial condition for the three and six month periods ended September 30, 2007. For additional information about the adoption of FIN 48, refer to Note 7 in the condensed consolidated financial statements.

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

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans. Churn approximated 3.9% for the second fiscal quarter of 2008 and 3.7% for the same period of fiscal 2007. Churn increased due to an increase in churn in our business service product. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing subscribers and attracting new subscribers, or if an increasing percentage of our customers decide to drop our VoIP services for other reasons such as cost, lack of use, or our inability to meet their requirements for phone service, our churn will likely increase and our business will be adversely affected.

Subscriber acquisition cost: Subscriber acquisition cost is defined as the combined costs for advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition costs for both residential and business services remained unchanged at $99 per service for the second fiscal quarter of 2008 compared to the second fiscal quarter of 2007.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$13,272	$11,240	$2,032	18.1%
Percentage of total revenues	89.9%	85.4%
Six months ended	$26,683	$21,117	$5,566	26.4%
Percentage of total revenues	90.4%	83.0%

Revenues

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase for the second quarter of fiscal 2008 was primarily due to a $3.1 million increase in revenues attributable to the growth in the Virtual Office subscriber base and an increase in the price of our service instituted on March 1, 2007. In early fiscal 2007, the Company redirected most of its marketing efforts from targeting residential customers to marketing its Packet8 Virtual Office services to small businesses. The Packet8 Virtual Office subscriber base grew from serving approximately 5,000 businesses on September 30, 2006 to more than 9,000 on September 30, 2007. Effective March 1, 2007, we increased the rates on our monthly service fees for our unlimited residential service and unlimited business service for existing customers by $2 and $5, respectively, and by $5 and $10, respectively, for new customers who subscribed to the service after March 1, 2007. The increase in service revenues during the second quarter of fiscal 2008 was offset by a net reduction of $0.8 million attributable to residential and videophone services and $0.3 million attributable to our wholesale service and royalty revenue.

The increase for the first six months of fiscal 2008 compared to the same period in the prior fiscal year resulted primarily from a $6.1 million increase in revenues attributable to the growth in the Virtual Office subscriber base for Packet8 service and the price increase on March 1, 2007, as well as a $0.6 million one time increase in revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia in June 2007 that interconnected VoIP providers are not required to obtain pre-approval of traffic studies in determining the portion of revenues subject to federal universal service contributions. As a result of the ruling, we retroactively applied our traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $573,000 due to the reduction of the related accrued liability in the first fiscal quarter of 2008. The increase in service revenues during the first six months of fiscal 2008 was offset by a net reduction of $0.8 million attributable to residential and videophone services and $0.3 million attributable to our wholesale service and royalty revenue. We also benefited from a $0.1 million increase in the first quarter of fiscal 2007 due to a change in our revenue recognition policy.
	September 30,		Dollar	Percent
Product revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,496	$1,916	$(420)	-21.9%
Percentage of total revenues	10.1%	14.6%
Six months ended	$2,827	$4,310	$(1,483)	-34.4%
Percentage of total revenues	9.6%	17.0%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. Product revenue for the second quarter and the first six months of fiscal 2008 decreased primarily because we agreed to waive the regular start-up costs, which includes the equipment costs, associated with residential service plans as part of the transition of a competitor's former customers to the Packet8 service. In the first quarter of fiscal 2007 we recognized an additional $0.3 million of revenue due to a change in our revenue recognition policy to begin booking new subscriber revenue in the month in which the new order was shipped.

No customer represented greater than 10% of our total revenues for the three and six months ended September 30, 2007 and 2006. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Americas (principally US)	100%	98%	100%	98%
Europe	-	1%	-	1%
Asia Pacific	-	1%	-	1%
	100%	100%	100%	100%

Cost of Service Revenues
	September 30,		Dollar	Percent
Cost of service revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,430	$5,015	$(585)	-11.7%
Percentage of service revenues	33.4%	44.6%
Six months ended	$8,416	$9,777	$(1,361)	-13.9%
Percentage of service revenues	31.5%	46.3%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three and six months ended September 30, 2007 decreased $0.6 million and $1.4 million, respectively over the comparable period in the prior fiscal year due to a reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing.

Cost of Product Revenues
	September 30,		Dollar	Percent
Cost of product revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,652	$1,354	$1,298	95.9%
Percentage of product revenues	177.3%	70.7%
Six months ended	$4,035	$4,282	$(247)	-5.8%
Percentage of product revenues	142.7%	99.4%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The increase in the cost of product revenues for the second quarter of fiscal 2008 compared to the same period in the prior fiscal year was primarily due to an increase in shipments of equipment to residential subscribers who switched to our service when one of our competitors shut down and terminated its service offering.

The decrease in cost of product revenues for the first six months of fiscal 2008 compared to the same period in the prior fiscal year was primarily due a $0.3 million reduction in shipments of residential and videophone equipment. The decrease in cost of product revenues was offset by a $0.1 million increase in shipments of virtual office equipment.

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

Research and Development Expenses

	September 30,		Dollar	Percent
Research and development	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,026	$1,257	$(231)	-18.4%
Percentage of total revenues	6.9%	9.6%
Six months ended	$2,083	$2,578	$(495)	-19.2%
Percentage of total revenues	7.1%	10.1%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The decrease in research and development expenses for the second quarter of fiscal 2008 compared to the same period in the prior fiscal year was primarily attributable to a decrease in personnel, outside service and consulting expenses.

The decrease in research and development for the first six months of fiscal 2008 from the period in the prior fiscal year was primarily attributable to a $0.4 million decrease in personnel expenses.

Selling, General and Administrative Expenses

	September 30,		Dollar	Percent
Selling, general and administrative	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$10,050	$8,498	$1,552	18.3%
Percentage of total revenues	68.1%	64.6%
Six months ended	$18,969	$17,703	$1,266	7.2%
Percentage of total revenues	64.3%	69.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the second quarter of fiscal 2008 increased over the same quarter in the prior fiscal year primarily because of a $0.7 million increase in advertising, public relations and other marketing and promotional expenses, a $0.6 million increase in personnel and temporary personnel costs, and a $0.4 million increase in sales agent and retailer commissions. The increase in expenses was offset by a $0.1 million decrease in legal expenses.

Selling, general and administrative expenses for the first six months of fiscal 2008 increased over the same period in the prior fiscal year primarily because of a $1.2 million increase in personnel costs to support the growth in our Packet8 service, especially for staffing customer service positions, a $0.4 million increase in advertising public relations and other marketing and promotional expenses, and a $0.1 million increase in accounting and tax related expenses. The increase in expenses was offset by a $0.4 million decrease in sales agent and retailer commission.

Interest Income, Net

	September 30,		Dollar	Percent
Interest income, net	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$161	$184	$(23)	-12.5%
Percentage of total revenues	1.1%	1.4%
Six months ended	$293	$427	$(134)	-31.4%
Percentage of total revenues	1.0%	1.7%

In the second fiscal quarter of 2008 and the first six months of fiscal 2008, interest income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances. The decrease in interest income for the second quarter of fiscal 2008 and the first six months of fiscal 2008 over the same periods in fiscal 2007 was primarily due to lower average cash balances.

Income on change in Fair Value of Warrant Liability
Income (loss) on change in fair	September 30,		Dollar	Percent
value of warrant liability	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$671	$401	$270	67.3%
Percentage of total revenues	4.5%	3.0%
Six months ended	$1,650	$4,299	$(2,649)	-61.6%
Percentage of total revenues	5.6%	16.9%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or gain in our statement of operations. The increase in income from the change in fair value of the warrants for the second quarter of fiscal 2008 compared to the comparable period in the prior fiscal year is due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected price volatility and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

The decrease in the income from change in fair value of warrants in the first six months of fiscal 2008 compared to the same period in fiscal 2007 occurred because the fair value of warrants and warrant liability declined due to a reduction in the expected stock price volatility and contractual life of the warrants.

Furthermore, on August 29, 2007, we and the warrant holders amended the terms of warrants for 3,659,624 shares of common stock that we had classified as liabilities. Consequently, the amended warrants were reclassified from liability to equity. A total of $0.4 million of the income from the change in fair value of the warrants in the second quarter of fiscal 2008 was related to the amended warrants and $0.9 million was reclassified from liability to equity. The remaining investor warrants for 1,785,714 shares of common stock issued on December 19, 2005 have not been amended and will continue to be accounted for as liabilities.

Provision for Income Taxes

There were no income tax provisions recorded during the three and six month periods ended September 30, 2007 and 2006, due to year to date net losses incurred. No income tax provisions have been recorded for any period presented, and we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

Cash provided by operations of $1.0 million in the first six months of fiscal 2008 compared to cash used of $7.6 million in the same period of fiscal 2007, an improvement of $8.6 million. The increase in cash provided by operating activities was primarily due to a reduction in the net loss of $2.1 million adjusted for an increase in non-cash items including the change in the fair value of warrants of $2.6 million and the stock-based compensation of $0.5 million.

Accounts receivable represented a $0.1 million source of cash in the first six months of fiscal 2008 compared to a use of cash of $0.3 million in the same period of fiscal 2007. The increase in cash of $0.4 million in 2008 from 2007 levels was primarily due to collections from our large retail customers.

The increase in the source of cash of $2.6 million in 2008 from 2007 levels was primarily due to lower inventory levels of customer premise equipment (CPE). Inventories represented a source of cash of $0.7 million in the second fiscal quarter of 2008 compared to a use of cash of $1.9 million in the same period of fiscal 2007.

Deferred cost of goods sold represented a $0.7 million source of cash in the first six months of fiscal 2008 compared to a source of cash of $0.4 million in the same period of fiscal 2007. The increase in cash of $0.3 million provided by deferred cost of goods sold was primarily due to a reduction in deferred cost of goods sold related to retailers.

Accounts payable represented a use of cash of $0.6 million in the first six months of fiscal 2008 compared to a source of cash of $1.0 million in the same period of fiscal 2007. The increase in cash used by accounts payable of $1.6 million was primarily due to a reduction in payables related to inventory and property and equipment.

Deferred revenue represented a source of cash of $2.1 million in the first six months of fiscal 2008 compared to a use of $0.5 in the same period of fiscal 2007. The increase in the source of cash of $2.6 million in 2008 from levels during the same period of fiscal 2007 was primarily due deferral of new annual plan subscriptions entered into during the first six months of fiscal 2008. The increase in deferred revenue was offset by a decrease in deferred revenue related to retailers.

Other current and non-current liabilities represented a source of cash of $0.2 million in the first six months of fiscal 2008 compared to a source of cash of $0.6 million in the same period of fiscal 2007. The decrease in the source of cash of $0.4 million in the first six months of fiscal 2008 from the levels in the same period of 2007 was primarily due to an increase in accrued sales and use tax offset by a reduction in accrued inventory, accrued royalty, outstanding debt related to capital leases, and deferred rent.

Cash used in investing activities of $2.5 million for the first six months of fiscal 2008 was primarily attributable to purchases of investments of $3.3 million and $0.3 million of purchases of fixed assets. The purchases of fixed assets were primarily attributable to equipment required by the growth of the Packet8 Virtual Office subscriber base. The decrease in cash due to investing activities was offset by the maturity of $1.1 million of investments.

Contractual Obligations

Future operating lease payments, net of sublease income, capital lease payments and purchase obligations at September 30, 2007 were as follows (in thousands):

	Year Ending March 31,
	2008	2009	2010	2011	2012	Total

Capital leases	$21	$42	$42	$26	$22	$153
Office leases	246	493	206	-	-	945
Purchase obligations
Third party network service providers	2,400	800	-	-	-	3,200
Open purchase orders	2,262	294	-	-	-	2,556
	$4,929	$1,629	$248	$26	$22	$6,854

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2007 totaled $182,000 with accumulated amortization of $46,000.

We lease our primary facility in Santa Clara, California under a non-cancelable operating lease that expires in fiscal 2010. We also have leased facilities in France and Canada. Our facility leases include rent escalation clauses and require us to pay taxes, insurance and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

We entered into a 24 month contract with one of our third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006. At September 30, 2007, the total remaining obligation under the contract was $3,200,000. We also entered into an additional agreement with this provider to purchase a minimum of $1,000,000 in international usage between March 1, 2007 and May 31, 2008. As of September 30, 2007, we had completed its obligation to purchase a minimum of $1.0 million in international usage.

At September 30, 2007, we had open purchase orders of approximately $2.6 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or when we become obligated to make payments for them.

As of September 30, 2007, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2007 due to the adoption of Fin 48.

We had no off-balance sheet arrangements at September 30, 2007 as defined in Regulation S-K Item 303(a)(4).

At September 30, 2007, we had a $0.8 million liability related to two warrants issued to two investors in one equity financing transaction in the fiscal year 2006. We account for the warrants as liabilities, because the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of the end of September 30, 2007.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2008, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded an operating loss of $2.0 million for the six months ended September 30, 2007, and we ended the period with an accumulated deficit of $202 million. We recorded an operating loss of $14.3 million for the year ended March 31, 2007 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on November 1, 2007, our common stock had a closing bid price of approximately $1.46 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of November 1, 2007, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $89,397,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

Excluding California sales and use tax, sales and use tax in one state other than California, federal Universal Service Fund or USF and E911 state and local fees, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service in accordance with current industry practice. Based upon a new ruling published by the Internal Revenue Service, or IRS, we ceased collecting Federal Excise Tax, or FET, on June 1, 2006. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

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

One or more states or foreign countries may seek to impose sales, use or other tax collection obligations on us. We have received inquiries or demands from numerous state authorities and are currently under audit by one state. A successful assertion by one or more states or foreign countries that we should collect sales, use or other taxes on the sale of customer premise equipment or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. On October 1, 2007, we began collecting sales and use tax in one state other than California. We have recorded an expense of $488,000 and $416,000 for the six months ended September 30, 2007 and 2006, respectively, as our best estimate of the probable tax exposure for such assessments. The cumulative estimate for probable assessments is $2,058,000 as of September 30, 2007, which is recorded in the other accrued liabilities line item in the condensed consolidated balance sheets.

There may be risks associated with our ability to comply with requirements of the Telecommunications Relay Service.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. In addition, the FCC determined that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 711 abbreviated dialing for access to relay services.  While the rules became effective October 5, 2007, the FCC granted a limited waiver to interconnected VoIP providers concerning the 711 call routing requirement for a period of six months.  Interconnected VoIP providers do not have to route such calls to the "appropriate relay center," meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) associated with the caller's last registered address until the waiver period expires.  We are working on implementing a call routing solution that complies with these rules but cannot predict whether we will be in compliance at the end of the waiver period. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability requirements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2006 Annual Meeting of Stockholders was held on August 28, 2007, at the Company's principal executive offices in Santa Clara, California. At the meeting, shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 74% of eligible votes associated with outstanding votable securities.

The voting results are set forth below.

PROPOSAL 1. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for director, who constituted all of the directors of the Company, were elected at the meeting with the following vote totals:

Name of Nominee	Votes Cast for	Votes Withheld
Bryan R. Martin	44,482,825	1,308,929
Guy L. Hecker, Jr.	44,493,750	1,298,004
Christopher McNiffe	44,496,574	1,295,180
Joe Parkinson	44,432,925	1,358,829
Donn Wilson	44,496,567	1,295,187

PROPOSAL 2. Our stockholders ratified our Audit Committee's selection of PricewaterhouseCoopers LLP as our independent public accountants for fiscal 2008.

For	Against	Abstentions
45,026,631	647,334	117,789

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

Date: November 9, 2007

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Accounting Officer)