Form 10-Q
period 2007-12-31
8X8 INC /DE/
filed 2008-02-07
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

      The number of shares of the Registrant's Common Stock outstanding as of February 1, 2008 62,067,269.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,769	$6,735
Short-term investments	5,570	5,197
Accounts receivable, net	614	736
Inventory	1,896	2,629
Deferred cost of goods sold	225	1,064
Other current assets	652	438
Total current assets	17,726	16,799
Property and equipment, net	2,184	2,840
Other assets	144	319
Total assets	$20,054	$19,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,835	$4,919
Accrued compensation	1,169	825
Accrued warranty	336	323
Accrued taxes and fees	2,865	2,078
Deferred revenue	3,044	1,488
Other accrued liabilities	594	1,308
Total current liabilities	12,843	10,941

Other liabilities	133	253
Fair value of warrant liability	378	3,387
Total liabilities	13,354	14,581

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	207,545	205,567
Accumulated other comprehensive income (loss)	3	(3)
Accumulated deficit	(200,910)	(200,249)
Total stockholders' equity	6,700	5,377
Total liabilities and stockholders' equity	$20,054	$19,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service revenues	$14,426	$11,515	$41,109	$32,632
Product revenues	1,378	1,800	4,205	6,110
Total revenues	15,804	13,315	45,314	38,742

Operating expenses:
Cost of service revenues	4,364	4,555	12,780	14,332
Cost of product revenues	1,175	1,818	5,210	6,100
Research and development	1,081	1,094	3,164	3,672
Selling, general and administrative	9,604	8,833	28,573	26,536
Total operating expenses	16,224	16,300	49,727	50,640
Loss from operations	(420)	(2,985)	(4,413)	(11,898)
Other income, net	1,361	112	1,654	539
Income on change in fair value of warrant liability	448	40	2,098	4,338
Net income (loss)	$1,389	$(2,833)	$(661)	$(7,021)

Net income (loss) per share:
Basic	$0.02	$(0.05)	$(0.01)	$(0.11)
Diluted	$0.02	$(0.05)	$(0.01)	$(0.11)
Weighted average number of shares:
Basic	61,927	61,420	61,857	61,297
Diluted	62,113	61,420	61,857	61,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(661)	$(7,021)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,187	1,028
Stock compensation	958	1,538
Income on change in fair value of warrant liability	(2,098)	(4,338)
Other	109	212
Changes in assets and liabilities:
Accounts receivable, net	46	52
Inventory	656	(1,207)
Other current and noncurrent assets	(209)	103
Deferred cost of goods sold	839	426
Accounts payable	(112)	48
Accrued compensation	344	(157)
Accrued warranty	13	(31)
Accrued taxes and fees	787	944
Deferred revenue	1,556	(712)
Other current and noncurrent liabilities	(804)	(314)
Net cash provided by (used in) operating activities	2,611	(9,429)

Cash flows from investing activities:
Purchases of property and equipment	(505)	(1,156)
Purchase of investments	(3,323)	-
Maturities of short-term investments	2,150	10,450
Sale of short-term investments	1,000	-
Sale of property and equipment	1	19
Net cash provided by (used in) investing activities	(677)	9,313

Cash flows from financing activities:
Bank overdraft	-	(153)
Capital lease payments	(30)	(15)
Proceeds from issuance of common stock under employee stock plans	130	207
Net cash provided by financing activities	100	39
Net increase (decrease) in cash and cash equivalents	2,034	(77)

Cash and cash equivalents at the beginning of the period	6,735	6,259
Cash and cash equivalents at the end of the period	$8,769	$6,182

Supplemental disclosure:
Assets acquired under capital lease	$-	$10

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

LIQUIDITY

Although the Company achieved positive cash flows from operations in the nine months ended December 31, 2007, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash and cash equivalents and cash flows generated from operations will be sufficient to finance the Company's operations through at least the next 12 months. However, the Company continually evaluates its cash needs and may seek additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

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

Investments

The Company's investments are comprised of corporate debt, auction rate securities, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale.

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

Warrant Liability

The Company accounts for its warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of the Company's warrants require settlement in shares and are accounted for as permanent equity. The Company has two investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including stock price, expected stock price volatility and contractual term.

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

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the third quarter of fiscal 2008 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2007 and 2008 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of changing from using the impact of estimated forfeitures to actual forfeitures was not material. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Stock Option Plans

The Company has several stock-based compensation plans (the "Plans") that are described in Note 7 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Company, under its various equity plans, grants stock options for shares of common stock to employees, non-employees, directors and consultants.

As of December 31, 2007, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under these plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

The Company's 2006 Stock Plan (the "2006 Plan") has 7,000,000 shares of common stock reserved for issuance. The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option Activity

Option activity since March 31, 2007 is summarized below:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2007	5,926,459	8,929,978	$2.17
Changes in options available for grant	-	-	-
Granted	(2,125,000)	2,125,000	1.27
Exercised	-	(22,208)	0.90
Canceled/forfeited	745,601	(745,601)	1.88
Termination of plans	(546,685)	-	-
Balance at December 31, 2007	4,000,375	10,287,169	$2.01

The following table summarizes the stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.26	2,807,474	$1.18	8.17	$60,663	938,648	$1.06	$60,663
$1.27 - $1.49	2,067,500	$1.38	8.33	-	745,616	$1.38	-
$1.50 - $1.79	2,227,877	$1.70	7.05	-	1,570,678	$1.70	-
$1.80 - $3.35	2,122,942	$2.22	4.55	-	1,879,326	$2.19	-
$3.36 - $14.94	1,061,376	$5.66	3.10	-	1,050,417	$5.68	-
	10,287,169			$60,663	6,184,685		$60,663

Stock-based Compensation Expense

As of December 31, 2007, there were $2.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.68 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and nine month periods ended December 31, 2007 and 2006, the Company used historical volatility of our stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected volatility	75%	85%	79%	90%
Expected dividend yield	-	-	-	-
Risk-free interest rate	3.50%	4.63%	4.44%	4.87%
Weighted average expected option term	3.00 years	3.53 years	3.45 years	3.40 years
Weighted average fair value of options granted	$0.66	$0.80	$0.72	$0.87

In accordance with SFAS 123(R), the Company recorded $287,000 and $874,000 in compensation expense relative to stock options for the three and nine months ended December 31, 2007, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $37,000 and $84,000 for the three and nine months ended December 31, 2007, respectively, in accordance with SFAS 123(R).

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

As of December 31, 2007, there were $40,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.2 years.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three and nine months ended December 31, 2007 and 2006 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of service revenues	$7	$16	$14	$79
Cost of product revenues	6	4	13	15
Research and development	59	96	184	333
Selling, general and administrative	252	286	747	1,111
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	324	402	958	1,538

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$324	$402	$958	$1,538

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141(Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2010 and does not expect the adoption of SFAS No. 141(R) will have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an Amendment of ARB no. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2010 and does not expect the adoption of SFAS No. 160 will have a material impact on its consolidated results of operations and financial condition.

3. BALANCE SHEET DETAIL
	December 31,	March 31,
	2007	2007
Inventory (in thousands):
Work-in-process	$704	$1,919
Finished goods	1,192	710
	$1,896	$2,629

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net income (loss) available to common stockholders	$1,389	$(2,833)	$(661)	$(7,021)

Denominator:
Common shares	61,927	61,420	61,857	61,297

Denominator for basic calculation	61,927	61,420	61,857	61,297
Employee stock options	100	-	-	-
Employee stock purchase plan	43	-	-	-
Warrants	43	-	-	-
Denominator for diluted calculation	62,113	61,420	61,857	61,297

Net income (loss) per share
Basic	$0.02	$(0.05)	$(0.01)	$(0.11)
Diluted	$0.02	$(0.05)	$(0.01)	$(0.11)

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Common stock options	9,591	9,659	10,287	9,659
Warrants	7,976	8,663	8,081	8,663
	17,567	18,322	18,368	18,322

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive income (loss) for the three and nine months ended December 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss), as reported	$1,389	$(2,833)	$(661)	$(7,021)
Unrealized gain (loss) on investments in securities	(3)	5	6	29
Comprehensive income (loss)	$1,386	$(2,828)	$(655)	$(6,992)

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Packet8 services and videophones/equipment	$15,724	$13,210	$45,095	$38,476
Semiconductors and related software	80	92	197	230
Hosted iPBX solutions	-	13	22	36
Total revenues	$15,804	$13,315	$45,314	$38,742

No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2007 or 2006. The Company's revenue distribution by geographic region (based upon the destination of shipments) was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Americas (principally US)	99%	99%	99%	99%
Other locations	1%	1%	1%	1%
	100%	100%	100%	100%

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

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. Therefore, adoption of FIN 48 did not have a material effect on the Company's condensed consolidated results of operations and financial condition for the three and nine month periods ended December 31, 2007.

The Company had unrecognized tax benefits of approximately $2.0 million as of April 1, 2007. The application of FIN 48 would have resulted in a decrease in the accumulated deficit of $2.0 million, except that the decrease was fully offset by the application of a valuation allowance. There was no change to the Company's unrecognized tax benefits for the three and nine month periods ended December 31, 2007. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which it has or had a subsidiary or branch operations. All tax returns from fiscal 1995 to fiscal 2007 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2007 federal tax return and all state income tax returns. As of December 31, 2007, the federal return and one state return had been filed and two state returns had not yet been filed. In addition, as of December 31, 2007, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2007.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. As of the date of adoption of FIN 48 and through the nine months ended December 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. Although timing of an audit is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefit would materially change in the next 12 months.

8. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company enters into contracts under which the Company has agreed to hold harmless other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters such as losses arising from a breach of representations or covenants or intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the three and nine months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at beginning of period	$339	$303	$323	$301
Accruals for warranties	66	26	250	229
Settlements	(69)	(59)	(237)	(221)
Changes in estimates	-	-	-	(39)
Balance at end of period	$336	$270	$336	$270

Standby letters of credit

The Company has a standby letter of credit totaling $100,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank. This letter of credit is recorded in the other assets line items in the condensed consolidated balance sheets.

Leases

At December 31, 2007, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2008	$123
2009	493
2010	206
Total minimum payments	$822

In April 2005, June 2006 and March 2007, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At December 31, 2007, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
Remaining 2008	$11
2009	42
2010	42
2011	26
2012	22
Total minimum payments	143
Less: Amount representing interest	(12)
131
Less: Short-term portion of capital lease obligations	(36)
Long-term portion of capital lease obligations	$95

Capital leases included in office equipment were $182,000 at December 31, 2007. Total accumulated depreciation was $56,000 at December 31, 2007. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a contract with one of its third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006 for 24 months. At December 31, 2007, the total remaining obligation under the contract was $2.0 million.

Minimum Third Party Customer Support Commitments

In January 2008, the Company entered into a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At January 1, 2008, the total remaining obligation under the contract was $6.5 million.

Legal Proceedings

From time to time, the Company may be involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation; it could have a material adverse impact on the Company's operating results, cash flows or financial position.

State and Municipal Taxes

Historically, the Company did not collect or remit state or municipal taxes (such as sales and use, excise, utility user, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services except in California, where the Company is headquartered. Although the Company has consistently maintained that these Taxes do not apply to its service, in states other than California, for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and the Company has begun collecting and remitting Taxes in certain states and will begin collecting and remitting in additional states in the fourth fiscal quarter of 2008 and throughout fiscal 2009. The Company has received inquiries, demands or audit requests from several states and municipal taxing and 911 agencies, and is currently under audit by one state, seeking payment of Taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. The Company had recorded an expense of $619,000 and $633,000 for the nine months ended December 31, 2007 and 2006, respectively as its best estimate of the maximum reasonable tax exposure for such assessments. The cumulative estimate for maximum assessments is $2,189,000 as of December 31, 2007, which is recorded in the accrued taxes and fees line item in the condensed consolidated balance sheets.

Regulatory Matters

Like many interconnected VoIP providers, the Company relies on a third party to route emergency calls originated by our customers. For certain customers, the third party solution provider may route 911 calls to a national emergency call center in the event of a system outage or other circumstances. The emergency dispatchers in this national call center may utilize the location information provided by the customer to route the call to the correct Public Safety Answering Point ("PSAP"), which is a local call center staffed by trained emergency operators, or first responder. The FCC could determine that calls routed in this manner do not satisfy its requirements should we be unable to connect our subscribers directly to a PSAP. The Company may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers, whose 911 calls are routed to a national emergency call center and not directly to a PSAP. As of December 31, 2007, the Company provided emergency calling services to 100% of its subscribers located in the United States.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. The Company was allowed to calculate its contribution based on the safe harbor or by submitting a traffic study that would subsequently be approved by the FCC. For a period of at least two quarters beginning October 1, 2006, the Company was required to contribute to the USF for its subscribers' retail revenues as well as through the Company's underlying carriers' wholesale charges. Beginning October 1, 2006, the Company began charging its subscribers a USF surcharge fee equal to the USF contribution amounts the Company is required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. As a result of the ruling, the Company retroactively applied its traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $573,000 due to the reduction of the related accrued liability in the first fiscal quarter of 2008. As of July 1, 2007, the Company is using the results of its traffic study to calculate the required contribution to the USF. Moreover, the FCC just released an Order clarifying how providers that rely on traffic studies to calculate their USF contributions should assess certain revenues associated with minutes-of-use charges. The Company is still evaluating the impact of this Order on its USF contribution but it may require the Company to increase its contribution resulting in higher pass-through charges to its customers. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can the Company determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, at least three states contend that providers of interconnected VoIP services, like us, should contribute to its USF fund.

On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007 ("Regulatory Fees Order"), which, for the first time, mandates the collection of such fees from interconnected VoIP service providers like us. The Regulatory Fees Order requires that interconnected VoIP providers pay regulatory fees based on reported interstate and international revenues. The Regulatory Fees Order became effective in November 2007. Regulatory fees for the FCC's Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees on the Company's service offering will increase its costs and reduce its profitability or cause the Company to increase the retail price of the Company's service offerings.

On November 8, 2007, the FCC released a Report and Order concerning Local Number Portability ("LNP Order"). The LNP Order imposes local number portability and related obligations on interconnected VoIP Providers. The LNP Order is not yet effective and will not be effective for at least 90 days. The obligations require interconnected VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis. The assessment of local number portability fees to our service will increase our costs and reduce our profitability or cause us to increase the price of our retail service offerings.

The effect of any future laws, regulations and the orders on our operations, including, but not limited to, the Packet8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations, at both the federal and state levels, increases our costs of providing service that may or may not be recoverable from our customers which could result in making our services less competitive with traditional telecommunications services if we increase our retail prices or decrease our profit margins if we attempt to absorb such costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this pronouncement in the first quarter of fiscal 2010 and do not expect the adoption of SFAS No. 141(R) will have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an Amendment of ARB no. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this pronouncement in the first quarter of fiscal 2010 and do not expect the adoption of SFAS No. 160 will have a material impact on our consolidated results of operations and financial condition.

KEY BUSINESS METRICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans. Churn approximated 3.8% for the third fiscal quarter of 2008 and 3.7% for the same period of fiscal 2007. Churn increased slightly due to the cancellation of our service in the third quarter of fiscal 2008 by two customers that subscribed to a large number of low revenue features. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing subscribers and attracting new subscribers, or if an increasing percentage of our customers decide to drop our VoIP services for other reasons such as cost, lack of use, or our inability to meet their requirements for phone service, our churn will likely increase and our business will be adversely affected.

Subscriber acquisition cost: Subscriber acquisition cost is defined as the combined costs for advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition costs for both residential and business services approximated $129 for the third fiscal quarter of 2008 compared to $139 for the same period of fiscal 2007. Subscriber acquisition cost declined due to a reduction in the subsidy for equipment provided to new subscribers.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Service Revenues
	December 31,		Dollar	Percent
Service revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$14,426	$11,515	$2,911	25.3%
Percentage of total revenues	91.3%	86.5%
Nine months ended	$41,109	$32,632	$8,477	26.0%
Percentage of total revenues	90.7%	84.2%

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

Most of the revenue increase for the third quarter of fiscal 2008 consisted of a $3.0 million increase in revenues attributable to the growth in the Virtual Office subscriber base and an increase in the price of our service instituted on March 1, 2007. In early fiscal 2007, we redirected most of our marketing efforts from targeting residential customers to marketing our Packet8 Virtual Office services to small businesses. The Packet8 Virtual Office subscriber base grew from serving approximately 6,000 businesses on December 31, 2006 to more than 10,000 on December 31, 2007. The increase in service revenues during the third quarter of fiscal 2008 also included a $0.3 million increase in revenues attributable to residential and videophone services and a net reduction of $0.3 million attributable to our wholesale service and royalty revenue.

The increase for the first nine months of fiscal 2008 compared to the same period in the prior fiscal year resulted primarily from a $9.1 million increase in revenues attributable to the growth in the Virtual Office subscriber base for Packet8 service and price increase that took effect on March 1, 2007. We also recognized a $0.6 million one time increase in revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia that eliminated a requirement that we obtain pre-approval of traffic studies in determining the portion of revenues subject to federal universal service contributions. By retroactively applying our traffic study contribution rate to the historical subscriber retail revenues, we were able to reduce the related accrued liability and recognize a corresponding amount of revenue in the first fiscal quarter of 2008. The increase in service revenues during the first nine months of fiscal 2008 was offset by a reduction of $0.6 million to our residential and videophone service revenue and a $0.7 million reduction to our wholesale service and royalty revenue.

Product Revenues
	December 31,		Dollar	Percent
Product revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,378	$1,800	$(422)	-23.4%
Percentage of total revenues	8.7%	13.5%
Nine months ended	$4,205	$6,110	$(1,905)	-31.2%
Percentage of total revenues	9.3%	15.8%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. Product revenue for the third quarter and the first nine months of fiscal 2008 decreased primarily because we agreed to waive the regular start-up costs, which include the equipment cost associated with residential service plans, as part of the transition of a competitor's former customers to the Packet8 service.

No customer represented greater than 10% of our total revenues for the three and nine months ended December 31, 2007 and 2006. Our revenue distribution by geographic region (based upon the destination of shipments) was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Americas (principally US)	99%	99%	99%	99%
Other locations	1%	1%	1%	1%
	100%	100%	100%	100%

Cost of Service Revenues
	December 31,		Dollar	Percent
Cost of service revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,364	$4,555	$(191)	-4.2%
Percentage of service revenues	30.3%	39.6%
Nine months ended	$12,780	$14,332	$(1,552)	-10.8%
Percentage of service revenues	31.1%	43.9%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three and nine months ended December 31, 2007 decreased $0.2 million and $1.6 million, respectively, over the comparable period in the prior fiscal year primarily due to a reduction in pricing by third party network service vendors and our switch to the use of multiple third party network provider vendors throughout fiscal 2007 and 2008, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing.

Cost of Product Revenues
	December 31,		Dollar	Percent
Cost of product revenues	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,175	$1,818	$(643)	-35.4%
Percentage of product revenues	85.3%	101.0%
Nine months ended	$5,210	$6,100	$(890)	-14.6%
Percentage of product revenues	123.9%	99.8%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The decrease in the cost of product revenues for the third quarter of fiscal 2008 compared to the same period in the prior fiscal year was primarily due to a $0.5 million reduction in product reserves and a $0.3 million reduction in shipments of residential and videophone equipment. We had a $0.1 million increase in costs in December 2007 from the write-off of equipment shipped to a failed retailer.

The decrease in cost of product revenues for the first nine months of fiscal 2008 compared to the same period in the prior fiscal year was primarily due a $0.5 million reduction in product reserves as we eliminated a royalty expense accrual after determining that we were unlikely to pay royalties in the future. The reduction in shipments of residential and videophone equipment led to a decline of $0.7 million in product costs during the period. The decrease in cost of product revenues was offset by a $0.2 million increase in shipments of virtual office equipment and a $0.1 million increase in costs from the write-off of equipment shipped to a failed retailer.

Research and Development Expenses

	December 31,		Dollar	Percent
Research and development	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,081	$1,094	$(13)	-1.2%
Percentage of total revenues	6.8%	8.2%
Nine months ended	$3,164	$3,672	$(508)	-13.8%
Percentage of total revenues	7.0%	9.5%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The decrease in research and development for the first nine months of fiscal 2008 from the period in the prior fiscal year was primarily attributable to a $0.3 million decrease in personnel expenses.

Selling, General and Administrative Expenses

	December 31,		Dollar	Percent
Selling, general and administrative	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,604	$8,833	$771	8.7%
Percentage of total revenues	60.8%	66.3%
Nine months ended	$28,573	$26,536	$2,037	7.7%
Percentage of total revenues	63.1%	68.5%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the third quarter of fiscal 2008 increased over the same quarter in the prior fiscal year primarily because of a $0.9 million increase in personnel and temporary personnel costs and a $0.4 million increase in advertising, public relations, and other marketing and promotional expenses. The increase in expenses was partially offset by a $0.2 million decrease in sales agent and retailer commissions, a $0.1 million decrease in credit card processing fees, and a $0.1 million decrease in sales and use tax expenses.

Selling, general and administrative expenses for the first nine months of fiscal 2008 increased over the same period in the prior fiscal year primarily because of a $2.0 million increase in personnel costs to support the growth in our Packet8 service, especially for staffing customer service positions, a $0.8 million increase in advertising, public relations, and other marketing and promotional expenses, and a $0.1 million increase in accounting and tax related expenses. The increase in expenses was partially offset by a $0.5 million decrease in sales agent and retailer commission and a $0.1 million decrease in sales and use tax expenses.

Other Income, Net

	December 31,		Dollar	Percent
Other income, net	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,361	$112	$1,249	1115.2%
Percentage of total revenues	8.6%	0.8%
Nine months ended	$1,654	$539	$1,115	206.9%
Percentage of total revenues	3.7%	1.4%

In the third fiscal quarter of 2008 and the first nine months of fiscal 2008, other income, net primarily consisted of $1.2 million from the sale of two patents and interest and investment income earned on our cash, cash equivalents and investment balances.

Income on change in Fair Value of Warrant Liability
Income on change in fair	December 31,		Dollar	Percent
value of warrant liability	2007	2006	Change	Change
	(dollar amounts in thousands)
Three months ended	$448	$40	$408	1020.0%
Percentage of total revenues	2.8%	0.3%
Nine months ended	$2,098	$4,338	$(2,240)	-51.6%
Percentage of total revenues	4.6%	11.2%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or gain in our statement of operations. The increase in income from the change in fair value of the warrants for the third quarter of fiscal 2008 compared to the comparable period in the prior fiscal year is due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected price volatility and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

The decrease in the income from change in fair value of warrants in the first nine months of fiscal 2008 compared to the same period in fiscal 2007 occurred because the fair value of warrants and warrant liability declined due to a reduction in the expected stock price volatility and contractual life of the warrants. Furthermore, on August 29, 2007, we and the warrant holders amended the terms of warrants for 3,659,624 shares of common stock that we had classified as liabilities. Consequently, the amended warrants were reclassified from liability to equity. A total of $0.4 million of the income from the change in fair value of the warrants in the second quarter of fiscal 2008 was related to the amended warrants and $0.9 million was reclassified from liability to equity. The remaining investor warrants for 1,785,714 shares of common stock issued on December 19, 2005 have not been amended and will continue to be accounted for as liabilities until exercised or expiration in December 2010.

Provision for Income Taxes

There were no income tax provisions recorded during the three and nine month periods ended December 31, 2007 and 2006, due to year to date net losses incurred. No income tax provisions have been recorded for any period presented, and we believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of our net operating losses. Accordingly, a full valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

Cash provided by operations of $2.6 million in the first nine months of fiscal 2008 compared to cash used of $9.4 million in the same period of fiscal 2007, an improvement of $12.0 million. The increase in cash provided by operating activities was primarily due to a reduction in the net loss of $6.4 million adjusted for an increase in non-cash items, including the change in the fair value of warrants of $2.2 million and stock-based compensation expense of $0.6 million.

The increase in the source of cash of $1.9 million in 2008 from 2007 levels was primarily due to lower inventory levels of customer premise equipment. Inventories represented a source of cash of $0.7 million in the third fiscal quarter of 2008 compared to a use of cash of $1.2 million in the same period of fiscal 2007.

Deferred cost of goods sold represented a $0.8 million source of cash in the first nine months of fiscal 2008 compared to a source of cash of $0.4 million in the same period of fiscal 2007. The increase in cash of $0.4 million provided by deferred cost of goods sold was primarily due to a reduction in deferred cost of goods sold related to retailers and the write-off of $0.1 million of equipment in inventory held by failed retailer that we will be unable to recover.

Accrued taxes and fees represented a source of cash of $0.8 million in the first nine months of fiscal 2008 compared to a source of cash of $0.9 million in the same period in fiscal 2007. The decrease in cash provided by accrued taxes and fees of $0.1 million was primarily due to the collection of sales and use tax in one state other than California.

Deferred revenue represented a source of cash of $1.6 million in the first nine months of fiscal 2008 compared to a use of $0.7 million in the same period of fiscal 2007. The increase in the source of cash of $2.3 million in 2008 from levels during the same period of fiscal 2007 was primarily due to deferral of new annual plan subscriptions entered into during the first nine months of fiscal 2008. The increase in deferred revenue was offset by a decrease in deferred revenue related to retailers due to sell through of units held by retailers to end consumers or repurchase of consigned inventory.

Other current and non-current liabilities represented a use of cash of $0.8 million in the first nine months of fiscal 2008 compared to a use of cash of $0.3 million in the same period of fiscal 2007. The increase in the use of cash of $0.5 million in the first nine months of fiscal 2008 from the levels in the same period of 2007 was primarily due to a decrease in accrued royalty, outstanding debt related to capital leases, and deferred rent.

Cash used in investing activities of $0.7 million for the first nine months of fiscal 2008 was primarily attributable to purchases of investments of $3.3 million and $0.5 million of purchases of fixed assets. The purchases of fixed assets were primarily attributable to equipment required by the growth of the Packet8 Virtual Office subscriber base. The decrease in cash due to investing activities was offset by the maturity or sale of $3.1 million of investments.

Contractual Obligations

Future operating lease payments, net of sublease income, capital lease payments and purchase obligations at December 31, 2007 were as follows (in thousands):

	Year Ending March 31,
	2008	2009	2010	2011	2012	Total

Capital leases	$11	$42	$42	$26	$22	$143
Office leases	123	493	206	-	-	822
Purchase obligations
Third party network service providers	1,200	800	-	-	-	2,000
Third party customer support provider	1,308	5,232	-	-	-	6,540
Open purchase orders	1,091	294	-	-	-	1,385
	$3,733	$6,861	$248	$26	$22	$10,890

Effective June 1, 2006, we entered into a 24 month contract with one of our third party network service providers containing a minimum monthly commitment of $400,000. At December 31, 2007, the total remaining obligation under the contract was $2,000,000.

Effective January 1, 2008, we entered into a 15 month contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $436,000 through March 31, 2009. The total remaining obligation under the contract is $6.5 million.

At December 31, 2007, we had open purchase orders of approximately $1.4 million, primarily related to inventory purchases from our contract manufacturers.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or when we become obligated to make payments for them.

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, will be sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next 12 months.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months, our business may change in ways we do not currently anticipate, which could require us to raise additional funds to support our operations earlier than otherwise expected. Unless we achieve and maintain profitability, we may need to raise additional capital to support our business. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures by making reductions in personnel and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement other cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit our opportunities to realize plans for revenue growth, and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations.

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

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Part of this portfolio includes investments in auction rate securities, commercial paper and corporate bonds.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of the end of December 31, 2007.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2008, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8".

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

We recorded an operating loss of $4.4 million for the nine months ended December 31, 2007, and we ended the period with an accumulated deficit of $201 million. We recorded an operating loss of $14.3 million for the year ended March 31, 2007 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of $25 million and $20 million for the fiscal years ended March 31, 2006 and 2005, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on February 1, 2008, our common stock had a closing bid price of approximately $1.22 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of February 1, 2008, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $74,917,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

Excluding California sales and use tax, sales and use tax in one state other than California, the federal Universal Service Fund, or USF, and E911 state and local fees, we do not collect state and federal telecommunications taxes or other telecommunications surcharges with respect to our Packet8 service in accordance with current industry practice. Based upon a new ruling published by the Internal Revenue Service, or IRS, we ceased collecting Federal Excise Tax, or FET, on June 1, 2006. We do not collect Value Added Tax, or VAT, for services that we provide to customers in European Union, or EU, member countries. Future expansion of our Packet8 service, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that provide telephone service. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results.

We have received inquiries or demands from numerous states and municipal taxing and 911 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to our service, in states other than California, for a variety of reasons depending on the statute or rule that establishes such obligations. In September 2006, our largest third party network service provider vendor began passing through E911 taxes to us. On October 1, 2006, we began collecting certain state and local E911 charges from our customers for these amounts. The amounts collected from our customers are paid to the third party network service provider. We have not collected or accrued liabilities for E911 taxes prior to October 1, 2006, and it is possible that substantial claims for back taxes may be asserted against us, which could adversely affect our business financial condition or operating results.

One or more states or foreign countries may seek to impose sales, use or other tax collection obligations on us. We have received inquiries or demands from numerous state authorities and are currently under audit by one state. A successful assertion by one or more states or foreign countries that we should collect sales, use or other taxes on the sale of customer premise equipment or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephone companies, and could have a material adverse effect on our business, financial condition or operating results. On October 1, 2007, we began collecting sales and use tax in one state other than California and we will begin to collect and remit sales and use tax in additional states in the fourth quarter of fiscal 2008 and throughout fiscal 2009. We have recorded an expense of $619,000 and $633,000 for the nine months ended December 31, 2007 and 2006, respectively, as our best estimate of the probable tax exposure for such assessments. The cumulative estimate for total assessments is $2,189,000 as of December 31, 2007, which is recorded in the accrued taxes and fees line item in the condensed consolidated balance sheets.

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

Date: February 6, 2008

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Accounting Officer)