Form 10-K
period 2008-03-31
8X8 INC /DE/
filed 2008-05-27
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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
YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $76,538,824. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 20, 2008 was 62,070,269.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2008 for the 2008 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2008

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

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2008 refers to the fiscal year ended March 31, 2008). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

We develop, market and sell telecommunication services and technology for Internet protocol, or IP, telephony and video applications under the brand "Packet8." We offer the Packet8 broadband digital phone service, Packet8 Virtual Office hosted PBX service, Packet8 videophone equipment and service, and Packet8 MobileTalk service. We shipped our first IP product in 1998, launched our Packet8 service in November 2002, the Packet8 Virtual Office hosted PBX business service in March 2004, the Packet8 videophone service in June 2004 and the Packet8 MobileTalk service in November 2007. As of March 31, 2008, we had more than 100,000 Packet8 residential and videophone lines and more than 11,000 business customers in service.

The Packet8 voice and video broadband phone service (Packet8) enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, we offer videophones and video telephony software in conjunction with our service plans that connect to a customer's high-speed Internet connection to deliver all of the voice features above, as well as unlimited video calls to any other Packet8 videophone customer in the world. We also offer Internet protocol-based, or IP, telephones with built-in connectivity to Packet8 via an IP connector on the phone. We have developed a suite of business services called Packet8 Virtual Office that offer feature-rich communications services to small and medium-sized businesses eliminating the need for traditional telecommunications services and business phone systems. Our primary focus with the Virtual Office service is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business phone service solution. Packet8 Virtual Office completely replaces a company's PBX infrastructure by delivering all telecom services over a managed or unmanaged Internet connection. We also sell pre-programmed analog telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional Virtual Office features through on-screen phone menus. Packet8 MobileTalk enables mobile phone users to make international calls from their mobile phones over the Packet8 international network. The current Packet8 international per minute rate charged to the mobile phone user is much less expensive than the current rates typically charged by the provider of the mobile phone service.

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

Industry Background

The technology we employ to deliver our service, known as Voice over Internet Protocol (VoIP), enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). IP is the most commonly used protocol for communicating on these packet switched networks. VoIP allows for the transmission of voice and data, over these same packet switched networks, providing an alternative to traditional telephone networks which use a fixed electrical path to carry voice signals through a series of switches to a destination.

As a result of the potential cost savings and added features of VoIP, consumers, enterprises, traditional telecommunication service providers and cable television providers view VoIP as the future of telecommunications. VoIP has experienced significant growth in recent years due to:

  Demand for lower cost telephone service;

  Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity; and

  New product innovations that allow VoIP providers to offer services not currently offered by traditional telephone companies.

In March 2008, In-Stat, a market research firm, published data suggesting that hosted IP centrex revenues in the United States, from services such as ours, will grow from $485 million in 2007 to $1.49 billion in 2009.

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

  They use dedicated circuits for each telephone call which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted; and

  They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

Until recently, traditional telephone companies have avoided the use of packet-switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet-switching technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

Historically, packet-switched networks were built mainly for carrying non real-time data, although they are now fully capable of transmitting real time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet-switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet-switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, facsimile and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks. As broadband connectivity, including cable modem and digital subscriber line (or DSL) has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment to these customers and increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide Internet communication services with unmatched quality by delivering innovative technologies and services. We foster an environment that empowers our employees to provide the best service to our customers and partners at every point of interaction. We intend to bring the best possible voice and video products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers communicate with each other and with the world.

Specific strategies to accomplish this objective include:

  Focus on our Packet8 Virtual Office product line. Toward the end of fiscal 2006, we began to shift the focus of our sales and marketing efforts to growing the Packet8 Virtual Office services and applications. Packet8 Virtual Office generates higher margins for us than our residential consumer service offerings. The businesses that subscribe to the service pay for the premise equipment and generate higher monthly service revenues. In addition, they are more likely to subscribe to our add-on services and are less likely to leave the service.

  Expand our technology licensing program. In the third quarter of fiscal 2008, we began to monetize our intellectual property portfolio by selling two non-core patents for $1.2 million and in the fourth quarter of fiscal 2008, we generated licensing revenue of $526,000. We generate revenues from royalties and license fees on our intellectual property and are placing a greater emphasis on this segment of our business.

  Capitalize on our technological expertise to introduce new products and features. Over the past 10 years, we have developed or acquired several core technologies that form the backbone of our video and VoIP service which we intend to use to develop product enhancements and future products. We developed the customer premise equipment technologies used to provide video and voice service at the customer premises, and control the embedded software that runs in the customer premise equipment. As a result, we are able to update the software functionality of the customer premise equipment without third party assistance, and limit the distribution of our unique customer premise equipment features and capabilities to customer premise equipment that is sold in conjunction with our services. We were the first VoIP service provider to ship two-way video-enabled hardware, and our Packet8 Virtual Office services are among the most feature-rich hosted VoIP business services in the industry.

  Offer the best possible service and support to our customers with a world class customer support organization. We have an established call center and customer support group at our headquarters in Santa Clara, California and outsourced call center operations located in Iowa City, Iowa and Santa Maria, California. We also have invested in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. Our strengths include customer service from technically sophisticated customer service agents providing support from onshore facilities located in California. In fiscal 2008, our call center statistics were better than the industry averages with abandoned call rates averaging less than 5% and average wait times averaging less than one minute.

  Develop additional distribution channels. We have established relationships with resellers, retailers and other distributors of telecommunications products and services, such as Office Depot, with whom we launched the sale of our products in 1,100 stores in the third fiscal quarter of 2007. To further accelerate growth of our Packet8 residential and business offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers, equipment manufacturers and retailers to make our products more readily available and accessible to potential customers of our services.

Our Packet8 Services

Packet8 is the brand that we use to market our Internet-based communication services. These services work over virtually any high-speed Internet connection in the world, and allow calls to or from any phone in the world, whether that phone is an IP phone or a PSTN phone. Packet8 utilizes IP communication customer premise equipment (i.e., a broadband phone adapter) which, when used in conjunction with the Packet8 network software and any standard telephone, enable plug and play installation and a familiar dial tone user interface. The Packet8 service also uses web-based technologies to enable account setup, account management, billing and customer support. We have developed proprietary implementation of standards-based technologies underlying our Packet8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the Packet8 service, we currently resell private-branded telephone IP terminal adapters that allow a regular analog telephone to be connected to an IP network, IP telephones and videophones, and preprogrammed business telephones. These devices utilize derivatives of our licensed semiconductor technology and unique software modifications to the protocol and application code that enable them to connect to the Packet8 IP services platform. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

Products and Services

Packet8 VoIP and Video Telephone Service

We introduced our Packet8 VoIP telephone service in November 2002. To obtain the service, the customer must enter into a service agreement with us and select a calling plan based on the anticipated use of the service. Service plans provide alternatives for minutes of usage, up to an unlimited amount, at varying rates for calls in North America and Canada that are made to non-Packet8 customers. Subscribers are charged at a per-minute rate for international calls to non-Packet8 customers, and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under the chosen plan. All of our plans allow for unlimited calling between Packet8 customers, regardless of their locations. Depending on the service plan selected, 8x8 will either sell or provide at no cost to the customer the 8x8 broadband phone adapter or desktop videophone to use with the Packet8 service. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in 46 U.S. states along with free number porting from the customer's previous service provider to Packet8. All Packet8 customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We currently offer enhanced 9-1-1, or E-911, service on all Packet8 calling plans with a United States service address. A Packet8 E-911 call is routed as 9-1-1 emergency traffic and is accompanied by caller information which enables emergency personnel to ensure that callers receive the exact same response that they receive from 9-1-1 services provided by landline incumbent telephone carriers. Subscribers may also have toll-free numbers (e.g., 800 numbers) or virtual numbers. A virtual number is an additional phone number which will ring through to an existing subscriber line. We offer virtual numbers in all of our U.S. rate centers, as well as certain areas of the United Kingdom, France, the Netherlands, Norway, Sweden, Finland, Italy, Ireland and Denmark. We also are offering video over IP service using the Packet8 Tango or DV326 videophone products which includes all of the voice service plans and features described above plus unlimited video calls to any other Packet8 videophone subscriber anywhere in the world.

Packet8 Virtual Office Business Telephone Service

Our first Packet8 Virtual Office business telephone service was launched in March 2004 and is targeted at the small and medium-sized business market. Packet8 Virtual Office is an easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers that offers features and services neither can provide. Packet8 Virtual Office allows users with a high-speed Internet connection anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class PBX features normally found on dedicated PBX equipment. Packet8 Virtual Office extensions do not require dedicated communications infrastructure. The service is received through an office's existing Internet connection, thus eliminating the need for additional phone lines or digital subscriber lines for extensions, in contrast to traditional Centrex or PBX products. The service is provided by 8x8 software that runs on computing platforms located in our data centers.

Packet8 Virtual Office subscribers have the ability to choose any phone number available to Packet8 subscribers regardless of a user's geographic location. Subscribers also can port numbers, including toll-free numbers, from other service providers at no additional cost. Each extension in the virtual PBX can be located anywhere in the world with high-speed Internet access. Packet8 Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges to third party telecommunications carriers. Packet8 Virtual Office offers the following essential services for small and medium-sized businesses:

  Auto-attendant providing dial by extension, name or group;

  Unlimited calling to the US, Canada, eight additional countries and other Packet8 subscribers, as well as low international rates;

  Unlimited Packet8 extension-to-extension dialing anywhere in the world;

  Direct Inward Dial (DID) phone number with any desired area code for each extension;

  Conference bridge, 3-way conferencing, music on hold, call park/pick-up, call transfer, hunt groups, and do not disturb;

  Business-class voice mail including email alerts and direct transfer to mailbox;

  Call waiting / Caller-ID;

  Distinctive tone ringing, and

  Optional receptionist console application offering:

    Multiple call viewing and handling;

    Direct transfer to extension's voicemail;

    Supervised transfers, and

    View of extension status

As of March 31, 2008, each Packet8 Virtual Office customer subscribed to an average of between seven and eight of our business services.

Wholesale Voice and Video Services

Our wholesale voice and video services include a complete suite of VoIP platforms with a session initiation protocol (SIP) IP switching infrastructure at its core, and voice, video and wireless customer premise equipment forming a complete, end-to-end solution. Our technology delivers differentiating features for residential, business and video value-added services with co-branding and private branding options available to enable our partners to offer a differently labeled service similar to Packet8. Our network address traversal (NAT) firewall traversal technologies and quality of service (QOS) techniques are also integrated into the wholesale solution. A wholesale billing interface is also included, enabling service providers to deploy a private-branded offering that integrates into existing broadband billing platforms.

During fiscal 2006, we launched new private label services with DSG international in the United Kingdom (under the freetalk brand) and with BellSouth in its nine state region bundled with BellSouth's FastAccess DSL services. The agreement with DSG was terminated in the second fiscal quarter of 2007. The agreement with Bellsouth was terminated in the fourth fiscal quarter of 2007 in connection with its merger with at&t. Wholesale revenues represented less than five percent of total revenues in fiscal 2007 and no revenue in fiscal 2008.

Broadband Phone Adapter

Our broadband phone adapter, or BPA, product line is a set of telephone handset-to-Ethernet adapters that interface regular analog phones with IP-based telephony networks. We use the BPA-410 for our Virtual Office service and the broadband phone gateway, or BPG-510, for our residential service. We also have begun shipping a new device, the BPA-430, with our Virtual Office services. The BPA or BPG device is installed by the subscriber and supports up to two voice ports with its own direct dial phone number. These adapters run a variety of communication and network protocols, including SIP and MGCP.

Video Terminal Adapter

In the fourth fiscal quarter of 2007, we launched the Packet8 Tango videophone terminal adapter. Like our Broadband Phone Adapters, the Packet8 Tango is an adapter that interfaces regular analog phones with IP-based telephony networks and contains all of the voice features of a regular Packet8 service account. The Packet8 Tango also contains a built-in camera and liquid crystal display screen. When a Packet8 videophone subscriber calls another Packet8 videophone subscriber, the videophones connect with instant-on high-speed video sent over the Internet, in addition to the audio that is transmitted in the form of a telephone call. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The Packet8 Tango videophone is designed to be compatible with other SIP protocol devices and software.

Packet8 Enabled Handsets

Uniden America Corporation, or Uniden, has built three Packet8 service-ready whole house VoIP phone systems: the UIP1868, the UIP160P and the UIP165P. These products are Packet8-enabled 5.8GHz digital expandable corded/cordless phones that are expandable to multiple handsets, deploying VoIP capability to each handset through a single high-speed Internet connection. Incorporating 8x8's Internet telephony software, these Uniden phones offer plug-and-play access to Packet8's feature-rich broadband telephone service, and include a built-in one-port router. The Uniden Packet8-enabled phones also include one phone port to interface external analog phone devices, such as an answering machine or facsimile machine, to the base station.

Packet8 Softalk

In the second quarter of fiscal 2007, we launched Packet8 Softalk. Packet8 Softalk is a video-enabled SIP softphone for use with Packet8 voice and video Internet phone services. With Softalk, subscribers can make and receive voice and video phone calls directly from their personal computers using any microphone, speaker and/or web camera attached to the computer. Along with traditional landlines and cell phones, Softalk users can also call Packet8 videophone subscribers to enjoy high quality video communications when traveling without carrying along a Packet8 Tango videophone.

Packet8 MobileTalk

In the third quarter of fiscal 2008, we launched Packet8 MobileTalk. Packet8 MobileTalk enables mobile phone users to make international calls from their mobile phones over the Packet8 international network. The Packet8 international rate per minute charged to the user is much less expensive than the rates typically charged by the provider of the mobile phone service.

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

Sales, Marketing and Promotional Activities

We currently sell and market our Packet8 and Packet8 Virtual Office services to end users through our direct sales force, website, retail channels, online channels, network marketing firms and third party resellers. Our inside sales force primarily takes inbound telephone calls and website leads which are generated from third party lead generation sources and direct web and print advertising such as Google, Yahoo, Pitney Bowes and Southwest Airlines Spirit magazine. We launched the retail channel in fiscal 2005 and refocused this channel on our Packet8 Virtual service in 2006 with Office Depot. We also have developed a third party sales channel with telecommunication agent channels and master agents such as TMOne, Telebay, WTG and Synnex. These firms contract with networks of independent agents and their own employees who resell our services and receive commissions from us. Retail channels, online channels and third party resellers generated approximately 24% of our subscriber additions in fiscal 2008. Our retail channels and online retailers have unlimited return rights for this equipment. Consequently, we do not recognize any revenue from sales to these customers until end user customers purchase the equipment. We offer all of our end customers a 12-month warranty from the date of purchase for defective equipment.

We market our wholesale voice and video service offering to Internet service providers, cable television companies and digital subscriber line, or DSL, providers. Packet8 is offered to these third parties through reseller agreements, hosted and prepaid service agreements or equipment manufacturer, or OEM technology license agreements.

Competition

We face strong competition from incumbent telephone companies, cable companies and alternative voice and video communication providers. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. This will potentially become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and enhanced services and features. For more information regarding the risks associated with such strong competition, please refer to Item 1A, Risk Factors "Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and increasing or maintaining profitability."

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as Windstream Corporation. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have. Moreover, they also provide the broadband services that are required to use our service, which is a significant competitive advantage.

Cable companies

These competitors include Cablevision, Comcast, Cox Communications and Time Warner Cable. Cable companies have made and are continuing to make substantial investments in delivering last mile broadband Internet access to their customers. As a result, they are offering bundled services inclusive of phone service. Cable companies are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and are able to use this time to promote their telephone service offerings.

Alternative voice and video communication providers

There are many alternative competitors for the Packet8 residential service including AT&T Callvantage, Skype, and Vonage. There are also many competitors for our videophone services and videoconferencing systems, including Cisco, Polycom and various software offerings that implement videophone functionality on a personal computer. Competitors for the Packet8 Virtual Office service include traditional PBX and key system manufacturers and their resellers, including Avaya, Nortel, Mitel and Toshiba, Centrex services offered by incumbent telephone companies, and VoIP services offered by Covad, XO Communications, Cbeyond and other companies.

Operations

We have a centrally managed platform, consisting of data management, monitoring, control and billing systems, that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and detailed call records. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform, which is a software-based product that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premise equipment. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by a Packet8 subscriber) are sent to a gateway belonging to one of our partner telecommunications carriers where they are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a network operations center at our headquarters in Santa Clara, California and employ a staff of 17 individuals with experience in both voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network, and our partners' networks, in real-time. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in Santa Clara, California and have a staff of 78 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced certain customer support activities to third parties. We also provide customer service and technical support directly to our resellers, and some resellers provide their own support directly to their sub-resellers and customers. Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions and e-mail support.

Interconnection Agreements

We are party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Global Crossing and Level(3) Communications. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

Research and Development

The VoIP market is characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing Packet8 products and services. Future development also will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, support of new customer premise equipment, new service offerings, and wireless and mobile applications. We believe that the development of new products and services, and the enhancement of existing products and services, are essential to our success.

We currently employ 26 individuals in research, development and engineering activities in our facilities in Santa Clara, California and Sophia Antipolis, France. Research and development expenses in each of the fiscal years ended March 31, 2008, 2007 and 2006 were $4.3 million, $4.7 million and $5.9 million, respectively. The reduction in research and development expenses is due to difficulty in recruiting research and development employees to replace the loss of employees and contractors during the year. We intend to grow research and development expenses in the future.

Regulatory

Although several regulatory proceedings are underway or are being contemplated by federal and state authorities, including the FCC and state regulatory agencies, VoIP communication services have remained largely unregulated in the United States when compared to traditional telephony services. To date, VoIP service providers have been treated mainly as information service providers, although the FCC has thus far avoided specifically ruling on this classification. Information service providers are largely exempt from most federal and state regulations governing traditional common carriers. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of proposed rule-making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and most other state telecommunications regulations. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC ruling.

Interconnected VoIP providers like us are required by the FCC to offer 9-1-1 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. Moreover, interconnected VoIP providers were required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through an interconnected VoIP service, as well as notify and obtain affirmative acknowledgement from our customers that they were aware of the differences between the emergency calling capabilities offered by interconnected VoIP providers as compared to traditional, wireline providers of telephone service. The FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We have received affirmative acknowledgement from substantially all of our customers and have substantially satisfied this requirement of the rule.

Like many interconnected VoIP providers, we currently cannot offer VoIP E-911 services that route emergency calls in a manner consistent with the FCC rules for all of our customers. We are addressing this issue with our VoIP E-911 Solution providers. On November 28, 2005, we began routing certain 9-1-1 calls to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct Public Safety Answering Point, PSAP, or first responder. The FCC may determine that our VoIP E-911 solution for these customers does not satisfy the requirements of the VoIP E-911 order because, in some instances, we will not be able to connect our subscribers directly to a PSAP. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers that we are unable to provide E-911 service in a manner consistent with the VoIP E-911 order.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, interconnected VoIP providers were required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. Consistent with the relevant rules, we continue to work with a third-party solution provider to certify a CALEA-compliant solution. As of May 14, 2007, we had installed this solution in our network operations and data centers, but had not yet completed testing of all intercept capabilities of this equipment. We are working to complete the testing of this equipment in order to certify full compliance with the FCC's order. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with CALEA.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. We were allowed to calculate its contribution based on the safe harbor or by submitting a traffic study that would subsequently be approved by the FCC. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for our subscribers' retail revenues as well as through our underlying carriers' wholesale charges. Beginning October 1, 2006, we began charging our subscribers a USF surcharge fee equal to the USF contribution amounts we are required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. As of July 1, 2007, we use the results of our traffic study to calculate the required contribution to the USF. Moreover, the FCC recently released an Order clarifying how providers that rely on traffic studies to calculate their USF contributions should assess certain revenues associated with minutes-of-use charges. We are still evaluating the impact of this Order on our USF contribution but it may require us to increase our contribution, resulting in higher pass-through charges to our customers. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not yet been determined. There is also a risk that state Universal Service Funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, at least three states, including Nebraska, contend that providers of interconnected VoIP services, like us, should contribute to its USF fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. The proceeding was recently stayed while the U.S. Court of Appeals for the Eighth Circuit considers an appeal filed by the Nebraska Public Service Commission regarding this matter. We cannot predict the final outcome of this litigation nor its impact on us at this time. As of March 31, 2008, we were not collecting or remitting any state USF.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. Currently, we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at how such information is utilized. Effective December 8, 2007, we implemented internal processes in order to be compliant with all of the FCC's other CPNI rules and we filed our first, annual certification of our compliance with CPNI rules with the FCC on February 29, 2008. These rules may impose additional compliance costs on our business and reduce our profitability or cause us to increase the retail price for our services.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking Proceeding to consider whether it should impose additional VoIP E-911 obligations on interconnected VoIP providers including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allow customers to manually register their location. The Notice includes a tentative conclusion that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of commercial mobile radio services (mobile phone service providers). We cannot predict the outcome of this proceeding nor its impact on our business at this time.

On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain interconnected VoIP providers submit reports regarding the reliability and resiliency of their 9-1-1 systems. At this time, we are not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 7-1-1 abbreviated dialing for access to relay services. At this time, we cannot predict the impact of these rules on our business or our ability to comply with these disability access obligations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with these new disability obligations. The rules established in the Disability Access Order were scheduled to become effective on October 5, 2007, and as of this date, we began to remit TRS fund contributions and have implemented 7-1-1 abbreviated dialing which connects all of our customers to California relay service operators. The FCC granted a limited waiver of the 7-1-1 call handling requirement. While still mandating that interconnected VoIP providers like us are required to transmit 7-1-1 calls to a relay center and to contribute to the TRS fund, the FCC waived the requirement, until March 31, 2009, insofar as it requires such providers to transmit the 7-1-1 call to an "appropriate relay center," meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller's last registered address. As of April 5, 2008, we have implemented a 7-1-1 system which routes such calls to the appropriate relay center based upon the telephone number assigned to the telephone placing the 7-1-1 call.

On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007 ("Regulatory Fees Order"), which, for the first time, mandates the collection of such fees from interconnected VoIP service providers like us. The Regulatory Fees Order requires that interconnected VoIP providers pay regulatory fees based on reported interstate and international revenues. The Regulatory Fees Order became effective in November 2007. Regulatory fees for the FCC's Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees are paid during the normal regulatory fee payment window. The assessment of regulatory fees on our service offering will increase our costs and reduce its profitability or cause us to increase the retail price of our service offerings.

On November 8, 2007, the FCC released a Report and Order concerning Local Number Portability ("LNP Order"). The LNP Order imposes local number portability and related obligations on interconnected VoIP Providers. The obligations require interconnected VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis. The assessment of local number portability fees to our service will increase our costs and reduce our profitability or cause us to increase the price of our retail service offerings. The LNP Order also requires us to port telephone numbers within certain timeframes. We believe that we can conform to these standards but we are reliant on our carrier partners to process and to accomplish ports. We could be subject to informal or formal complaints filed with either the state public utilities' commissions or with the Federal Communications Commission if we fail to process ports within industry established guidelines. Other carriers or consumers could also sue us in state or federal court should we fail to comply.

On October 5, 2007, the FCC granted Visit, Inc., a California corporation that is a wholly owned subsidiary of the Company, an international telecommunications certificate with authority to provide global resale service in accordance with section 63.18(e)(2) of the Commission's rules.

The effect of any future laws, regulations and the orders on our operations, including, but not limited to, the Packet8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service provision costs that may or may not be recoverable from our customers, which could result in 1) making our services less competitive with traditional telecommunications services if we increase our retail prices or 2) decrease our profit margins if we attempt to absorb such costs.

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

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of May 20, 2008, we had 72 United States patents that have been issued and additional United States and foreign patent applications pending. Our patents expire on dates ranging from 2012 to 2024. We cannot predict whether our pending patent applications will result in issued patents.

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

We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others. Such claims and litigation could require us to expend substantial resources and distract key employees from their normal duties, which could have a material adverse effect on our operating results, cash flows and financial condition. The communications and software industries are subject to frequent litigation regarding patent and other intellectual property rights. Moreover, the VoIP service provider community is increasingly becoming a target of patent holders. There is a risk that we will be a target of assertions of patent rights and that we may be required to expend significant resources to investigate and defend against such assertions of patent rights. For example, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C. ("AT&T IP) expressing the belief that we must license a specified patent for use in our Packet8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. We have just commenced our evaluation of this letter and have not determined whether AT&T IP's suggestions have merit. At the same time, we have begun an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters.

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

Information about Segments and Geographic Areas

We have only one reportable segment. Financial information relating to our product lines and information on revenues generated in different geographic areas are set forth in Note 7 to our consolidated financial statements contained in Part II, Item 8 of this Report.

Employees

As of March 31, 2008, our workforce consisted of 197 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Bryan R. Martin, Chairman, Chief Executive Officer and President. Bryan R. Martin, age 40, has served as our President since March 2007 and Chairman since December 2003. Mr. Martin has served as Chief Executive Officer and as a director of the Company since February 2002. From February 2001 to February 2002, he served as President and Chief Operating Officer and a director of the Company. He served as Senior Vice President, Engineering Operations from July 2000 to February 2001 and as the Company's Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, Chief Financial Officer. Dan Weirich, age 34, has served as our Chief Financial Officer since July 2006 and Acting Chief Financial Officer from June 2006 to July 2006. Mr. Weirich served as Vice President of Operations of the Company from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. From September 2001 to March 2004, Mr. Weirich served as independent consultant in Asia and the United States. From October 1998 to September 2001, Mr. Weirich served as Vice President of Business Development for iAsiaWorks. From March 1998 to October 1998, Mr. Weirich served as Manager of Acquisition Integration at Qwest Communications and from August 1996 to March 1998, Mr. Weirich served as a Financial Analyst and Product Manager for Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Huw Rees, Vice President of Sales and Marketing. Huw Rees, age 47, has served as Vice President, Sales and Marketing since January 2001. He served as the Chairman and Chief Executive Officer of the Company's wholly owned subsidiary, Centile, Inc., from July 2001 until September 2003. Additionally, he served as Vice President, Sales and Business Development of Centile from March 2001 to July 2001. He served as Vice President, Sales of the Solutions Group of the Company from August 2000 until February 2001 and as Director, North American Sales of the Company from April 1999 to August 2000. He previously worked at Mitel Corporation as Sales Manager of the Western Region and also in sales management roles at GEC Plessey Inc. and Marconi PLC. Mr. Rees also serves on the board of Frucall, Inc. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

Marc Petit-Huguenin, Chief Technology Officer. Marc Petit-Huguenin, age 43, has served as Chief Technology Officer since July 2003 and Vice President of Research and Development from July 2003 to October 2006. From May 2000 to July 2003, Mr. Petit-Hugenin serviced in various technical roles for the Company. He previously worked at Odisei in France from June 1998 to April 2000 and joined the Company in April 2000 upon the Company's acquisition of Odisei in 2000.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

The success of our Company is dependent on the growth and public acceptance of our Packet8 Service.

Our future success as a Company depends on our ability to significantly increase revenues generated from our Packet8 services. In turn, the success of our Packet8 voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber to an existing broadband Internet service, usually provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth in our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, this service has not yet been adopted by a majority of consumers. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. Furthermore, customers in markets serviced by deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers, and may be reluctant to use new providers such as us. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions, in general, and our services in particular. If any or all of these factors fail to occur, our business may be affected adversely.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP applications and services, or otherwise discriminating against VoIP providers. Conceivably, some providers of broadband access may take measures that affect their customers' ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. Interference with our service or higher charges for also using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth. These problems have arisen in the past in the United States and in certain international markets.

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

  Our business services differ from traditional business private branch exchange, or PBX, systems in that no customer premise equipment is required other than our telephones and terminal adapters. There is no "equipment closet" or dedicated voice wiring required. For many of our customers, these are new and unfamiliar concepts.
  Our E-911 calling service is different, in significant respects, from the E-911 service associated with traditional wireline and wireless telephone providers.
  Our customers may experience higher dropped-call rates and lower service availability rates than they are used to from traditional wireline telephone carriers because our services depend on networks and services with more single points of failure than traditional wireline networks.
  Our customers cannot accept collect calls.
  In the event of a power loss or Internet access interruption, our services are interrupted. Unlike some cable VoIP services, we have not installed batteries at the customer premises to provide temporary emergency power for our customers' equipment if they lose power, though our data centers are protected by power backup and other measures to mitigate the risk of not being able to maintain our data center operations in the event of a power outage or some other emergency situation.

If customers do not accept the differences between our service and traditional telephone service, they might not subscribe to our VoIP services and our business, operating results and cash flows would be affected adversely.

We have a history of losses and are uncertain as to our future profitability.

We recorded an operating loss of $3.7 million for the fiscal year ended March 31, 2008 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of approximately $14 million and $25 million for the fiscal years ended March 31, 2007 and 2006, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve operating profitability on an annual basis or maintain operating profitability on a quarterly basis in the future.

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

  quality of the service that we provide;

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

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. Increased regulation and the imposition of additional regulatory funding obligations at the federal, state and local level could require us to either increase the retail price for our services, thus making us less competitive or absorb such costs, thus decreasing our profit margins. In fiscal 2007, we began to pass Universal Service and E-911 fees and taxes onto our customers and in fiscal 2008, we began to pass sales, use and communications taxes onto certain of our customers. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate these rates will continue to decline in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers if such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our services to other service providers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale services. Continued rate decreases would require us to lower our rates to remain competitive and will reduce or possibly eliminate any gross profit from our services. Furthermore, if telecommunications rates continue to decline, we may lose subscribers for our services.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services and local number portability for our customers rather than deploying our own network throughout the United States. This decision has resulted in lower operating costs for our business in the short term but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.

While we believe that relations with our current service providers are good and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. While we believe that we could replace our current providers, if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and increasing or maintaining profitability.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers, alternative voice communication providers and independent VoIP providers.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large, existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Until recently, our target market has been composed largely of early adopters, or people who tend to seek out new technologies and services. Attracting customers away from their existing providers will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors' financial resources may allow them to offer services at prices below cost or even free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors could also use their greater financial resources to offer VoIP services with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services our competitors provide, they may choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices we may not be able to compete with, to offer a single bill for multiple services, or to offer functionality that integrates VoIP service with their other offerings, any of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers or could cause us to lower our prices in order to compete and reduce our market share and revenues.

We also compete against established alternative voice communication providers and face competition from other large, well-capitalized Internet companies that have recently launched or plan to launch VoIP-enabled services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share by offering their services at lower prices or free. In order to compete with such service providers, we may have to significantly reduce our prices, which would delay or prevent our profitability.

We also are subject to the risk that new technologies may be developed that are able to deliver competing voice services at lower prices, better or more conveniently. Future competition from new technologies could have a material adverse effect on our growth and operating results.

Given the significant price competition in the markets for our products, we are at a significant disadvantage compared to our competitors, many of whom have substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business.

We do not have long-term purchase agreements with our contract manufacturers and we depend on a concentrated group of contract manufacturers for a substantial portion of manufacturing our products. There can be no assurance that our contract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of these contract manufacturers, or if any of the contract manufacturers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our contract manufacturers becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products held by the contract manufacturer.

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

Our Packet8 service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our Packet8 service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operating results.

Our infringement of a third party's proprietary technology would disrupt our business.

There has been substantial litigation in the communications, VoIP services, semiconductor, electronics, and related industries regarding intellectual property rights and, from time to time, third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. For example, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C. ("AT&T IP) expressing the belief that we must license a specified patent for use in our Packet8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. We have just commenced our evaluation of this letter and have not determined whether AT&T IP's suggestions have merit. At the same time, we have begun an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us.

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that certain technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future, will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. These licenses are on standard commercial terms made generally available by the companies providing the licenses. The cost and terms of these licenses individually are not material to our business.

Inability to protect our proprietary technology would disrupt our business.

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of May 20, 2008, we had been awarded 72 United States patents and have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have, in the past, licensed and, in the future, expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our ability to offer services outside the U.S. is subject to the local regulatory environment, which may be unknown, complicated and uncertain.

Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to consumers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our customers and resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications provider in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our international operation.

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

Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state and local regulatory agencies. On February 12, 2004, the FCC initiated a notice of public rule-making to update FCC policy and consider the appropriate regulatory classification for VoIP and other IP enabled services. On November 9, 2004, the FCC ruled that Vonage DigitalVoice and similar services are jurisdictionally interstate and not subject to state certification, tariffing and other common carrier regulations. This ruling was subsequently appealed by several states. On March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC's declaratory ruling.

There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which Packet8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components as we currently have no means to automatically identify the physical location of one of our subscribers on the Internet. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet, or dynamically pinpoint or update the location of our customers' telephony devices. In the United States, the FCC as well as our competitors have made statements in the past suggesting that we should be required to automatically determine the physical location of our customers' equipment as a precondition for offering telecommunications services to them.

Taxes will increase our customers' cost of using our service and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and universal service fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. We have established an accrued tax liability of $2.1 million as of March 31, 2008, to account for the claims by some states that we should have collected and remitted sales taxes in the past. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

Our emergency and E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with E-911 emergency dialing with the Packet8 service.

Both our emergency calling service and our E-911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the Public Safety Answering Point, or PSAP, in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and actual location information. While the E-911 service we have deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our E-911 capabilities are not yet available from all locations. In addition, the only location information that our E-911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us prior to the 9-1-1 call. A customer's registered location may be different from the customer's actual location at the time of the call because customers can use their Packet8 equipment to make calls from any broadband connection anywhere in the world.

We are currently deploying E-911 service that is similar to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For those customers located in an E-911 area, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer's registered location. The dispatcher will have automatic access to the customer's telephone number and registered location information. If a customer moves their Packet8 service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 9-1-1 call. This can lead to delays in the delivery of emergency services.

The emergency calls of customers located in areas where we are currently unable to provide E-911 service as described above are supported by a national call center that is run by a third-party provider and operates 24 hours per day, seven days per week. These operators still receive the customer's registered service location and phone number automatically, and coordinate connecting the caller to the appropriate PSAP or emergency services provider and providing the customer's registered service location and phone number to those local authorities, which can also delay the delivery of emergency services. In the event that a customer experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider using our services.

Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services and, unlike traditional wireline and wireless telephone providers, there are no state or federal provisions that currently indemnify or limit the liability of VoIP services such as ours for connecting and carrying emergency 9-1-1 phone calls over IP networks.

In May 2005, the FCC unanimously adopted an order and Notice of Proposed Rulemaking, or NPRM, which required VoIP providers that interconnect with the PSTN, or interconnected VoIP providers, to provide enhanced 9-1-1, or E-911, service.

On November 7, 2005, the Enforcement Bureau of the FCC issued a notice to interconnected VoIP providers detailing the information required to be submitted to the FCC in E-911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it would not require providers that had not achieved full E-911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP services to any existing customers, it did expect that such providers would discontinue marketing VoIP services, and accepting new customers for their services, in all areas where they are not transmitting 9-1-1 calls to the appropriate PSAP in full compliance with the Commission's rules. On November 28, 2005, we began offering nomadic E-911 service to all of our customers with United States service addresses, and began charging those customers an additional $1.99 per month plus any applicable local 9-1-1 taxes and surcharges effective January 1, 2006. On November 28, 2005, we also modified the Packet8 account signup procedures to require service addresses to be entered and validated, at the time an order for service is placed, to ascertain whether Packet8's nomadic E-911 service is available at that address. On November 28, 2005, we also filed our E-911 compliance report which is available on the FCC's website, at http://www.fcc.gov, under Wireline Competition Docket Number 05-196. On March 19, 2007, the Company received a letter from the Enforcement Bureau of the FCC requesting that the Company file an updated E-911 Status Report no later than April 11, 2007. On April 11, 2007, the Company responded to the FCC stating that 91% of the Company's subscribers are either in compliance with the VoIP 9-1-1 order or were signed up prior to November 28, 2005. We provide a nomadic emergency calling service to 100% of our subscribers who have a service location, as registered by the customer, within the United States.

The FCC may determine that our nomadic emergency calling solution does not satisfy the requirements of its VoIP E-911 order because, in some instances, our nomadic emergency calling solution requires that we route an emergency call to a national emergency call center instead of connecting Packet8 subscribers directly to a local PSAP through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those subscribers not receiving access to emergency services in a manner consistent with the VoIP E-911 order. The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our business, financial condition or operating results.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our subscribers on the Internet. The FCC's VoIP E-911 order has increased our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. Our compliance with and increased costs due to the FCC's VoIP E-911 order put us at a competitive disadvantage to those VoIP service providers who have chosen not to comply with the FCC's mandates. We cannot guarantee that emergency calling service consistent with the VoIP E-911 order will be available to all of our subscribers, especially those accessing our services from outside of the United States. The FCC's current VoIP E-911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

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

We selected a partner to work with us to develop a solution for CALEA compliant lawful interception of communications and, as of May 14, 2007, we had installed this solution in our network operations and data centers, but had not yet completed certification testing of all required intercept capabilities of this equipment. We are diligently working to complete the testing of this equipment in order to achieve full compliance with the FCC's order, but there are no guarantees that full compliance can be achieved. We could be subject to an enforcement action by the FCC or law enforcement agencies if our CALEA solution does not become fully operational. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we are not able to comply with CALEA. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our business, financial condition or operating results.

There may be risks associated with our ability to comply with requirements of the Telecommunications Relay Service.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. In addition, the FCC determined that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 7-1-1 abbreviated dialing for access to relay services.  While the rules became effective October 5, 2007, the FCC granted a limited waiver to interconnected VoIP providers concerning the 7-1-1 call routing requirement until March 31, 2009.  Interconnected VoIP providers do not have to route such calls to the "appropriate relay center," meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) associated with the caller's last registered address until the waiver period expires.  As of April 5, 2008, we have implemented a 7-1-1 system which routes such calls to the appropriate relay center based upon the customer's assigned telephone number. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if the FCC believes we are not compliant with these new disability requirements.

There may be risks associated with our ability to comply with the requirements of federal and other regulations related to Customer Proprietary Network Information (CPNI).

On April 2, 2007, the FCC released an order extending the application of the customer proprietary network information, or CPNI, rules to interconnected VoIP providers. VoIP providers have six months from the effective date of the order to implement all the CPNI rules. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill.

Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to the provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are also aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.

At the present time, we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers but, in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. By December 8, 2007, we implemented internal processes in order to be in compliance with all of the FCC's CPNI rules. Our failure to achieve compliance with any future CPNI orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our business, financial condition or operating results.

There may be risks associated with our ability to comply with funding requirements of the Universal Service Fund, or USF, Telecommunications Relay Service, or TRS, fund, federal regulatory recovery fees and similar state or federal funds, or that our customers will cancel service due to the impact of these price increases to their services.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue. We were allowed to calculate our contribution based on the safe harbor or by preparing a traffic study. We began contributing to the federal USF on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for all subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. There is a risk that state USF organizations may attempt to assert state USF and other state and local charges. At this time, several states contend that providers of interconnected VoIP services, like us, should contribute to their USF fund.

We charge our subscribers a USF fee equal to the USF contribution amounts we must contribute based upon our subscribers' retail revenues. The impact of this price increase on our customers or our inability to recoup our costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on our financial position, results of operations and cash flows.

The FCC and various state commissions are considering the imposition of additional fees on interconnected VoIP providers, like us. Several states are either considering extending or have imposed state USF, state TRS fees, and other taxes and fees on interconnected VoIP providers like us. If we pass through the taxes, fees and surcharges that may be applied to our service, the impact of this price increase on our customers or our inability to recoup our costs or liabilities in remitting such taxes, fees and surcharges could have a material adverse effect on our financial position, results of operations and cash flows. We may also be at a competitive disadvantage to other providers who choose not to comply with these payment obligations.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively affected.

We support local number portability, or LNP, for our customers, which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that, in the past, has taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new customer of our services must maintain both the new Packet8 service and the customer's existing telephone service during the number transfer process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on third party carriers to transfer the numbers, as well as the delay the existing telephone service provider may contribute to the process. Local number portability is considered an important feature by many potential customers, especially our business customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers or retaining existing customers. Moreover, the FCC now requires interconnected VoIP providers, like us, to comply with industry standard timeframes. If we are unable to process ports within the requisite timeframes, we could be subject to fines and/or penalties. Additionally, both customers and carriers may seek relief from the relevant state public utility commission, the FCC, and/or in state or federal court. During fiscal 2008, the FCC required interconnected VoIP providers to remit regulatory and local number portability fees.

Our success also depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as the Packet8 subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt, we could lose customers, all of which could have a material adverse effect on our business, financial condition or operating results.

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide voice and video communications service and electronically billing our Packet8 customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by Packet8 subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our Packet8 transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our Packet8 services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

We have experienced losses due to subscriber fraud and theft of service.

Subscribers have obtained access to the Packet8 service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been significant. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 4.2% for the fiscal year ended March 31, 2008. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net income could decrease.

Our success also depends on third parties in our distribution channels.

We currently sell our products directly to consumers and through resellers, and are focusing efforts on diversifying and increasing our distribution channels. Our future revenue growth will depend, in large part, on sales of our products through reseller and other distribution relationships. We may not be successful in developing additional distribution relationships. Agreements with distribution partners generally provide for one-time or recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition or operating results.

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

Our products have lead times of up to several months and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that, from time to time, we will have either excess or insufficient product inventory. In addition, because we rely on third party vendors for the supply of components and contract manufacturers to assemble our products, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, financial condition or operating results.

The fair value of certain warrant liabilities may increase or decrease, and as a result, we may be required, pursuant to EITF 00-19, to reflect a corresponding increase or decrease in our net income or net loss, as the case may be, and the amount of our recorded liability for the warrants for the applicable quarter also may fluctuate materially.

Pursuant to Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19"), warrants issued to two investors in an equity financing we consummated in fiscal 2006 are classified as liabilities because of the possibility, however likely or unlikely, that the Company would be unable to deliver registered shares upon a future exercise of these warrants means that the warrants are deemed to include a "net cash settlement" provision within the meaning of EITF 00-19. The required accounting for a warrant with a "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value to reflect the required assumption that the Company will breach its obligation to deliver registered shares in the future (which we refer to as a "presumed breach"). The warrants will continue to be recorded as liabilities until such time as the warrants are exercised, expire or we and the warrant holders amend the applicable warrant agreement in a manner that renders this accounting treatment unnecessary. In the event that at the end of any fiscal quarter the fair value of these warrants increases or decreases, we will be required to re-value the warrants and reflect such change for the applicable fiscal quarter in our financial statements in accordance with EITF 00-19. If the fair value at the end of any fiscal quarter increases, we will recognize a corresponding increase in expense for such fiscal quarter, as well as reflect a corresponding increase in our liabilities for such fiscal quarter, in accordance with EITF 00-19, resulting in a reduction of our stockholders' equity on our balance sheet for such fiscal quarter and a decrease in net income on our income statement for such fiscal quarter. If the fair value at the end of any fiscal quarter decreases, we will recognize a corresponding decrease in expense for such fiscal quarter, as well as reflect a corresponding decrease in our liabilities for such fiscal quarter, in accordance with EITF 00-19, resulting in an increase of our stockholders' equity on our balance sheet for such fiscal quarter and increase in net income on our income statement for such fiscal quarter. The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event of an actual breach by us of the warrant terms. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

We may need to raise additional capital to support our future operations.

As of March 31, 2008, we had cash and cash equivalents and investments of approximately $14.6 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

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

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have, in the past, been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on May 20, 2008, our common stock had a closing bid price of approximately $1.15 per share. We also must meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 20, 2008, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $70,622,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in an approximately 47,000 square foot facility in Santa Clara, California that is leased through August 2009. Design, testing, research and development, sales and marketing, shipping, customer service and administrative activities are performed at this facility. We also lease office space for our research and development operation in Sophia-Antipolis, France. We believe that our existing facilities are adequate to meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 4 to the consolidated financial statements contained in Part II, Item 8 of this Report.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We completed our initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, our common stock was traded on what was then known as the NASDAQ National Market (the NASDAQ) under the symbol "EGHT." From April 4, 2000 through July 18, 2001, our common stock was traded on the NASDAQ under the symbol "NTRG." Since July 19, 2001 our common stock has traded under the symbol "EGHT." In July 2002, our listing was transferred to the NASDAQ Capital Market of the Nasdaq Stock Market LLC. We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2008. As of May 20, 2008, there were 290 holders of record of our common stock.

The following table sets forth the range of high and low sale prices for each period indicated:

Period	High	Low
Fiscal 2008:
First quarter	$ 1.53	$ 1.24
Second quarter	$ 1.52	$ 1.22
Third quarter	$ 1.53	$ 0.86
Fourth quarter	$ 1.26	$ 0.94
Fiscal 2007:
First quarter	$ 1.78	$ 0.85
Second quarter	$ 1.24	$ 0.65
Third quarter	$ 1.96	$ 1.03
Fourth quarter	$ 1.84	$ 1.12

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2003 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Total revenues	$61,646	$53,130	$31,892	$11,475	$9,308
Net income (loss)	$30	$(9,930)	$(23,253)	$(15,348)	$(3,039)
Net income (loss) per share:
Basic	$0.00	$(0.16)	$(0.42)	$(0.35)	$(0.09)
Diluted	$0.00	$(0.16)	$(0.42)	$(0.35)	$(0.09)
Total assets	$21,551	$19,958	$31,120	$39,080	$15,571
Fair value of warrant liability	$335	$3,387	$7,123	$4,837	$-
Accumulated deficit	$(200,219)	$(200,249)	$(190,319)	$(167,066)	$(151,718)
Total stockholders' equity	$7,849	$5,377	$12,970	$24,907	$12,786

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunication services for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband VoIP and video communications service, Packet8 Virtual Office service, videophone equipment and services, and the Packet8 MobileTalk service. We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, the Packet8 Virtual Office business service offering in March 2004 and the Packet8 MobileTalk service in November 2008. As of March 31, 2008, we had more than 100,000 Packet8 residential and videophone lines and more than 11,000 business customers in service. Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

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

Historically, we recognized new subscriber revenue from our Packet8 service offerings upon the expiration of the applicable acceptance period. Under the terms of our typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. During the first few years of our Packet8 service, we lacked sufficient history to apply a return rate and reserve against new order revenue and, accordingly, deferred new subscriber revenue until the 30-day acceptance period had expired. In the first quarter of fiscal 2007, we evaluated two years of historical data related to the termination of service during the 30-day acceptance period and by June 2006, had determined that we had sufficient history of subscriber conduct to make reasonable estimates of cancellations within the 30-day trial period. Therefore, in the first quarter of fiscal 2007, we began recognizing new subscriber revenue in the month in which the new order was shipped, net of an allowance for expected cancellations. As a result of this change in accounting policy, we accelerated the recognition of an additional $68,000 of new order service revenue, $280,000 of new order product revenue and $466,000 of new order cost of product for the first quarter of fiscal 2007.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, we allocate Packet8 revenues, including activation fees, among the desktop terminal adapter, Virtual Office phone, or videophone and subscriber services. Subsequent to the subscriber's initial purchase of the services, revenues allocated to the desktop terminal adapter, Virtual Office phone or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized when the related services are provided. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

At the time of each revenue transaction, we assess whether the revenue amount is fixed and determinable and whether collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30-90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment. We defer recognition of revenue on product sales to retailers where the right of return exists until products are resold to the end user and the trial period has expired.

During fiscal 2008, 2007 and 2006, revenues from software licensing and related arrangements were limited. For arrangements with multiple obligations (for example, undelivered maintenance and support), we have allocated revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. We base the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

Under our revenue recognition accounting principles, if a software license arrangement includes acceptance criteria, we do not recognize revenue until we can demonstrate objectively that the software or service can meet the acceptance criteria or that the customer has signed formal acceptance documentation. If a software license arrangement obligates us to deliver unspecified future products, we recognize revenue on a subscription basis, ratably over the term of the contract.

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

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2008, the accounts receivable balance was $1.8 million, net of an allowance for doubtful accounts of $61,000, including a reserve for disputed credits, and an estimated returns reserve of $53,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Warrant Liability

We account for our warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of our warrants require settlement in shares and are accounted for as permanent equity. We also have two investor warrants that are classified as liabilities because they include a provision that specifies that we must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, which may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of approximately $72.1 million as of March 31, 2008, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

We have received inquiries, demands or audit requests from several states and municipal taxing and 9-1-1 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have consistently maintained that these taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations. We have recorded an expense of $375,000 and $841,000 for the years ended March 31, 2008 and 2007, respectively, as our estimate of the increase in probable tax exposure for such assessments. Our cumulative estimate for probable assessments is $2.1 million as of March 31, 2008, which is recorded in the other accrued taxes line item in the consolidated balance sheets.

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

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2008 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 has been recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2008 included the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2008, 2007 and 2006, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, we are not recognizing deferred tax assets for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. We use the "with and without" approach as described in Emerging Issues Task Force ("EITF") Topic No. D-32, in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax and as such, we recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.

KEY BUSINESS METRICS

We periodically review certain key business metrics, within the context of the performance goals set by management, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

•   Churn Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two however, for this purpose we do not include terminations that occur within the first 30 days after purchasing our service. We use the churn rate to evaluate whether we are retaining our existing subscribers in accordance with our plans. Churn approximated 4.2% for fiscal 2008, 4.2% for fiscal 2007 and 3.0% for fiscal 2006. We believe that the increase in churn from fiscal 2006 to fiscal 2007 was due to a strengthening in our collection policies and procedures in the first fiscal quarter of 2007 combined with an increase in terminations of our residential service because of price increases and competition. We believe that retaining and building upon our existing subscriber base is critical to our future growth and business success. Therefore, significant increases in our churn rate would be likely to have an adverse impact on our operating results and the value of our business.

•   Subscriber acquisition cost Subscriber acquisition cost is defined as the sum of the advertising, marketing, promotions, commissions, rebates and equipment subsidy costs associated with our efforts to acquire new subscribers. We review this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value. We believe that our subscriber acquisition cost decreased to $123 for fiscal 2008 from $126 for fiscal 2007 and $122 for fiscal 2006 because of customers that we acquired when their previous VOIP providers exited the business. Acquiring those subscribers required limited marketing and resulted in a reduced customer acquisition expense.

We believe it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

REVENUES
	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Service revenues	$56,177	$45,046	$26,113	$11,131	24.7%	$18,933	72.5%
Percentage of total revenues	91.1%	84.8%	81.9%

Service revenues consist primarily of revenues attributable to the provision of our Packet8 services and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2008, compared with fiscal year 2007, was primarily attributable to a $11.8 million increase in Packet8 service revenues attributable to the growth in the Virtual Office subscriber base and an increase in the price of our service instituted on March 1, 2007. The Packet8 Virtual Office subscriber base grew from approximately 7,000 customers at the end of fiscal 2007 to approximately 11,000 on March 31, 2008. Our residential customer base did not significantly change between the end of fiscal 2007 and 2008 as the decline in our existing customer base was offset by the transition of a competitor's former customers to the Packet8 residential service. We also recognized a $0.6 million one time increase in revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia that eliminated a requirement that we obtain pre-approval of traffic studies in determining the portion of revenues subject to federal universal service contributions. By retroactively applying our traffic study contribution rate to the historical subscriber retail revenues, we were able to reduce the related accrued liability and recognize a corresponding amount of revenue in the first fiscal quarter of 2008. The increase in service revenues during fiscal 2008 was offset by a reduction of $1.3 million reduction to our wholesale service and royalty revenues primarily due to the termination of the agreement with Bellsouth in the fourth fiscal quarter of 2007 in connection with its merger with at&t.

The increase in fiscal year 2007, compared with fiscal year 2006, was primarily attributable to a $17.3 million increase in Packet8 service revenues attributed to the growth in the Packet8 Virtual Office subscriber base. In the second half of fiscal 2007, we redirected our marketing from targeting residential customers to marketing our Packet8 Virtual Office services to small businesses. The Packet8 Virtual Office subscriber base grew from under 4,000 customers at the end of fiscal 2006 to approximately 7,000 customers on March 31, 2007. Our residential customer base did not increase during that period in part because effective March 1, 2007, we increased the monthly service fees on our unlimited residential service and unlimited business service for existing customers by $2 and $5, respectively, and by $5 and $10, respectively, for new customers who subscribed to the service after March 1, 2007. License and royalty revenues associated with our technology licensing and hosted iPBX product decreased by $0.4 million from $0.7 million to $0.3 million. In addition, we recognized $1.8 million wholesale service revenue in fiscal 2007 compared to $0.1 million in fiscal 2006 related to the Bellsouth agreement.

	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Product revenues	$5,469	$8,084	$5,779	$(2,615)	-32.3%	$2,305	39.9%
Percentage of total revenues	8.9%	15.2%	18.1%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. For fiscal year 2006, product revenues also included sales of VoIP semiconductors and other system products of $0.2 million.

The decrease in fiscal year 2008 from fiscal year 2007, was primarily attributable to a $3.4 million decrease in product revenue attributable to residential customers as we redirected our marketing away from residential customers to marketing our Packet8 Virtual Office services to small businesses. In addition, we waived the regular start-up costs, which include the equipment cost associated with residential service plans, as part of the transition of a competitor's former customers to the Packet8 service. The decrease in residential customer product revenues during fiscal 2008 partially was offset by an increase of $0.8 million in product revenue attributable to the growth in the Packet8 Virtual Office subscriber base.

Product revenues increased in fiscal year 2007 from fiscal year 2006 because of the shift in marketing from residential customers to small businesses which resulted in an increase in new subscriptions to the Packet8 Virtual Office service. Residential customers were not charged for terminal adapters but paid a $29.99 activation fee. For the Virtual Office service we charged $99.99 for each telephone plus a $39.99 activation fee.

No single customer represented more than 10% of our total revenues during fiscal 2008, 2007 or 2006.

Sales to customers outside the United States represented 1%, 1% and 2% of total revenues in the fiscal years ended March 31, 2008, 2007 and 2006, respectively. The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2008	2007	2006
United States	$61,052	$52,463	$31,141
Other locations	594	667	751
	$61,646	$53,130	$31,892

	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Cost of service revenues	$16,671	$19,020	$12,367	$(2,349)	-12.4%	$6,653	53.8%
Percentage of service revenues	29.7%	42.2%	47.4%

Cost of Service Revenues

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for fiscal 2008 compared with fiscal 2007 decreased $2.3 million due to a price reduction by third party network service vendors and our switch to the use of multiple third party network provider vendors throughout fiscal 2007 and 2008. That switch allowed us to route call traffic to the third party network provider vendor who provides the most favorable pricing to us.

The increase in cost of service revenues in fiscal year 2007 from fiscal year 2006 was primarily due to an increase in third party telephony origination and termination service fees and other costs due to the growth in the Packet8 subscriber base.

Cost of Product Revenues

	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Cost of product revenues	$6,762	$8,074	$10,732	$(1,312)	-16.2%	$(2,658)	-24.8%
Percentage of product revenues	123.6%	99.9%	185.7%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We generally do not charge Packet8 residential subscribers for the terminal adapters used to provide our service when they subscribe through our website. We also have offered incentives to customers who purchase terminal adapters in our retail channels to offset the customer's cost of the equipment purchased from a retailer. We allocate a portion of Packet8 service revenues to product revenues but these revenues are less than the cost of the terminal adapters.

The decrease in the cost of product revenues for fiscal 2008 from fiscal 2007 was primarily due to a $1.1 million reduction in shipments of residential and videophone equipment and a $0.5 million reduction in product reserves as we eliminated a royalty expense accrual after determining that we were unlikely to pay royalties in the future.

Cost of product revenues during fiscal 2008 included an increase of $0.3 million for shipments of equipment attributable to growth in the Packet8 Virtual Office subscriber base and a $0.1 million increase in costs from the write-off of equipment shipped to a failed retailer.

The decrease in cost of product revenues in fiscal 2007 from fiscal 2006 resulted primarily from lower cost terminal adapters for the entire year rather than for part of the year, as in fiscal 2006. In addition, we shipped fewer residential terminal adapters and Packet8 videophones in fiscal 2007 than 2006. The decrease in expenses was partially offset by an increase in Packet8 Virtual Office equipment sales.

RESEARCH AND DEVELOPMENT EXPENSES
	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Research and development	$4,335	$4,712	$5,916	$(377)	-8.0%	$(1,204)	-20.4%
Percentage of total revenues	7.0%	8.9%	18.6%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs, including software development costs, as they are incurred.

The decrease in research and development expenses for fiscal 2008 from fiscal 2007 was primarily attributable to a $0.3 million decrease in contractor headcount expenses. Research and development expenses declined due to employees and contractors leaving the Company and difficulty in recruiting research and development employees to replace these departures.

The decrease in research and development expenses for fiscal 2007 from fiscal 2006 was primarily attributable to a $1.4 million decrease in personnel and contractor headcount expenses, net of $0.4 million in SFAS 123(R) stock based compensation expense. A total of $0.6 million of the decrease from 2006 to 2007 was related to the departure of the Company's Vice Chairman in January 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Selling, general and administrative	$37,596	$35,657	$27,863	$1,939	5.4%	$7,794	28.0%
Percentage of total revenues	61.0%	67.1%	87.4%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in selling, general and administrative expenses for fiscal 2008 from fiscal 2007 was primarily due to a $2.3 million increase in additional employee and temporary personnel costs and a $1.4 million increase in advertising, public relations, and other marketing and promotional expenses. This increase was partially offset by a $0.9 million decrease in sales agent and retailer commissions and a $0.5 million decrease in sales and use tax expenses as the Company began to collect and remit taxes in states outside of California.

The increase in selling, general and administrative expenses for fiscal 2007 from fiscal 2006 consisted primarily of a $2.5 million increase in compensation expense for personnel due to headcount additions, a $2.0 million increase in contractor expenses relating to the increase in staffing of our customer service organizations, a $1.0 million increase in credit card transaction processing fees, a $0.4 million increase in sales and use tax expense, a $0.3 million increase in advertising and other marketing and promotional expenses, a $0.2 million increase in legal fees, a $0.2 million increase in sales agent and retailer commissions and a $0.2 million increase in external auditor and tax expenses. We also reported $1.3 million in SFAS 123(R) stock-based compensation expense in fiscal 2007, which expenses were not required to be included in this line item in fiscal 2006.

INTEREST INCOME AND OTHER, NET

	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Interest income and other, net	$1,606	$667	$847	$939	140.8%	$(180)	-21.3%
Percentage of total revenues	2.6%	1.3%	2.7%

Our interest income and other, net, primarily consists of interest and investment income earned on our cash, cash equivalents and investment balances. The increase in other income consists primarily of $1.2 million from the sale of two patents offset by a reduction in interest and investment income earned on our cash, cash equivalents and investment balances of $0.2 million due to lower average cash balances and interest rates.

The decrease in other income for fiscal 2007 from fiscal 2006 resulted primarily lower interest income on lower average cash balances.

INCOME ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY
	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Income on change in fair
value of warrant liability	$2,142	$3,736	$886	$(1,594)	-42.7%	$2,850	321.7%
Percentage of total revenues	3.5%	7.0%	2.8%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event of an actual breach by us of the warrant terms. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

The decrease in the income from change in fair value of warrants in fiscal 2008 from fiscal 2007 occurred because the fair value of warrants and warrant liability declined due to a reduction in our stock price, expected stock price volatility and contractual life of the warrants. Furthermore, on August 29, 2007, we and the warrant holders amended the terms of warrants to purchase 3,659,624 shares of common stock that we had classified as liabilities. The amended warrants met the requirement to be classified as equity and accordingly, they were reclassified from liability to equity. A total of $0.8 million of the income from the change in fair value of the warrants in fiscal 2008 was related to the amended warrants and $0.9 million was reclassified from liability to equity. The remaining investor warrants for 1,785,714 shares of common stock issued on December 19, 2005 have not been amended and will continue to be accounted for as liabilities until exercised or expiration in December 2010.

The increase in the income from change in fair value of warrants in fiscal 2007 compared to fiscal 2006 was due to a reduction in the fair value of warrants resulting from a decline in our stock price, expected stock price volatility and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

BENEFIT FROM INCOME TAXES

	Year Ended March 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollar amounts in thousands)
Benefit from income taxes	$-	$-	$-	$-	0.0%	$-	0.0%
Percentage of total revenues	0.0%	0.0%	0.0%

We had no provision for income taxes in any of the fiscal years ended March 31, 2008, 2007 and 2006.

At March 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $152.0 million and $97.6 million, respectively, that expire at various dates beginning in 2012 and continuing through 2028. In addition, at March 31, 2008, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.3 million and $2.9 million, respectively. The federal credit carryforwards will begin expiring in 2009 continuing through 2028, while the California credit will carryforward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2008 and 2007, we had gross deferred tax assets of approximately $72.1 million and $73.2 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we have applied a full valuation allowance as of March 31, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $11.2 million of cash and cash equivalents and $3.4 million in investments in marketable securities for a combined total of $14.6 million. By comparison, at March 31, 2007, we had $6.7 million in cash and cash equivalents, and $5.2 million in investments for a combined total of $11.9 million. We currently have no borrowing arrangements. Our cash and cash equivalents balance increased $4.5 million and the combined balance increased by $2.7 million during fiscal 2008. The increase in cash, cash equivalents and investments was primarily attributable to a $3.0 million of cash from operating activities, including $1.2 million due to the sale of two patents, and $0.3 million of proceeds from issuance of common stock under employee stock plans, partially offset by $0.7 million of capital expenditures, as discussed below.

Although we have achieved positive cash flows from operations in the fiscal year ended March 31, 2008, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. We believe that current cash, cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. However, we continually evaluate our cash needs and may pursue additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price or terms that are acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer term business objectives. In addition, any such financing may be materially dilutive to our existing stockholders.

The following discussion of cash flows for the past three fiscal years provides information about our liquidity and changes in financial condition during these periods.

Comparison of fiscal 2007 and 2008

Cash provided by operations of $3.0 million in fiscal 2008 compared with cash used by operations of $9.9 million in fiscal 2007, showed an improvement of $12.9 million. The decrease in cash used in operating activities was primarily due to a decrease in the net loss of $10.0 million adjusted for non-cash items, including the change in the fair value of warrants of $1.6 million, depreciation and amortization of $0.1 million and stock-based compensation of $0.5 million.

Accounts receivable represented a use of cash of $1.2 million in fiscal 2008 compared with a use of cash of $0.1 million in fiscal 2007. The increase in cash used by accounts receivable of $1.1 million in 2008 from the 2007 level was primarily due to a $0.2 million increase with an existing retailer, royalty revenue of $0.3 million, shipment of equipment to new retailer of $0.2 million and signing of license agreement of $0.3 million.

Inventories represented a source of cash of $1.0 million in fiscal 2008 compared with a use of cash of $1.0 million in fiscal 2007. The increase in cash used by inventory of $2.0 million in 2008 from 2007 levels was primarily due to a sell through of residential customer premise equipment, a decrease in the purchase of customer premise equipment and a reduction in purchase prices.

Accrued taxes and fees represented a source of cash of $0.8 million in fiscal 2008 compared with a source of cash of $1.3 million in fiscal 2007. The decrease in cash provided by accrued taxes and fees of $0.5 million was primarily due to reduction of accrued sales and use tax as we are now collecting and remitting sales tax in several states.

Deferred revenue represented a source of cash of $1.7 million in fiscal 2008 compared with a use of cash of $1.0 million in fiscal 2007. The increase in the source of cash of $2.7 million in fiscal 2008 from the levels during fiscal 2007 was primarily due to deferral of new annual plan subscriptions entered into during fiscal 2008 and shipments of equipment to retailers.

Cash provided by investing activities of $1.2 million for fiscal 2008 was primarily attributable to the maturity or sale of $7.2 million of investments. The cash provided by investing activities was offset by a use of cash for the purchase of investments of $5.3 million and $0.7 million of purchases of fixed assets. The purchases of fixed assets were primarily attributable to equipment required by the growth of the Packet8 Virtual Office subscriber base.

Cash provided by financing activities of approximately $0.2 million in fiscal 2008 consisted primarily of $0.3 million of net proceeds received from the sale of our common stock to employees through our employee stock purchase and stock option plans.

Comparison of fiscal 2006 and 2007

Cash used in operations of $9.9 million in fiscal 2007 compared with $21.2 million in fiscal 2006, represented an improvement of $11.3 million. The decrease in cash used in operating activities was primarily due to a reduction in the net loss of $13.3 million adjusted for a decrease in non-cash items including the change in the fair value of warrants of $2.9 million, offset by an increase in stock-based compensation expense of $1.6 million and depreciation and amortization of $0.6 million.

Accounts receivable represented a use of cash of $0.1 million in fiscal 2007 compared with a source of $0.4 million in fiscal 2006. The decrease of $0.5 million in 2007 from 2006 was primarily due to a higher receivable balance related to large retail customers.

Inventories represented a use of cash of $1.0 million in fiscal 2007 compared with a use of cash of $0.1 million in fiscal 2006. The increase in the use of cash of $0.9 million in 2007 from 2006 was primarily due to higher inventory levels of customer premise equipment.

Other current assets represented a source of cash of $0.3 million in fiscal 2007 compared with a use of $0.4 million in fiscal 2006. The increase in cash of $0.7 million in 2007 from 2006 was primarily due to reduction of deposits, prepaid licensed software and interest income receivable.

Accrued compensation represented a use of cash of $0.1 million in fiscal 2007 compared a source of $0.4 million in fiscal 2006. The decrease in the source of cash of $0.5 million in 2007 from 2006 was primarily due to a reduction in accrued wages, workers' compensation, paid-time-off, and commissions primarily due to smaller growth in headcount compared to prior year. The change in source of cash was offset by an increase in accrued 401(k) matching requirements.

Deferred revenue represented a use of cash of $1.0 million in fiscal 2007 compared with a use of $0.1 million in fiscal 2006. The increase in the use of cash of $0.9 million in 2007 from 2006 was primarily due to recognition of revenue related to a wholesale services agreement entered into in fiscal 2006 and the additional revenue recognized the first quarter of fiscal 2007 when we implemented a change in revenue recognition policy. The decrease in deferred revenue was partially offset by an increase in deferred revenue related to retailers primarily due to additional shipments to Office Depot.

Other current and non-current liabilities represented a source of cash of $1.2 million in fiscal 2007 compared with a source of cash of $0.7 million in fiscal 2006. The increase in the source of cash of $0.5 million in 2007 from 2006 was primarily due to an increase in accrued taxes, including sales and use, universal service fund (USF) and state and local E-911 taxes and other long-term liabilities partially offset by a reduction in accrued inventory and accrued accounting and tax fees.

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

Contractual Obligations

Future operating lease payments, net of sublease income, capital lease payments and purchase obligations at March 31, 2008 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2009	2010	2011	2012	2013	Total
Capital leases	$42	$42	$26	$22	$-	$132
Office leases	493	206	-	-	-	699
Purchase obligations
Third party network service providers	800	-	-	-	-	800
Third party customer support provider	5,232	-	-	-	-	5,232
Open purchase orders	3,788	-	-	-	-	3,788
	$10,355	$248	$26	$22	$-	$10,651

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at March 31, 2008 totaled $182,000 with accumulated amortization of $65,000.

We lease our primary facility in Santa Clara, California under a non-cancelable operating lease that expires in fiscal 2010. The Company also has a leased facility in France. The facility leases include rent escalation clauses, which require the Company to pay taxes, insurance and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

We entered into a 24 month contract with one of our third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006. At March 31, the total remaining obligation under the contract was $800,000.

We entered into a 15 month contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. The total remaining obligation under the contract is $5.2 million.

At March 31, 2008 we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $3.8 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

At March 31, 2008, we have a $335,000 liability related to warrants issued to two investors in an equity financing transaction in fiscal 2006. We account for these warrants as liabilities because of the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

Subsequent to year end, in May 2008, the Company was approached by a patent holder related to potential infringement of certain patents. The Company is still in the process of evaluating the matter and it is too early to conclude on any potential exposure.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the EITF reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective April 1, 2007. We currently report revenue net of taxes collected and remitted to governmental authorities. The adoption of EITF 06-03 did not have a material effect on our consolidated results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations and financial condition though will require additional disclosures of the level of inputs used to determine fair value.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated results of operations and financial condition.

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

During the years ended March 31, 2008 and 2007, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets at March 31, 2008 and 2007	44
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2008	45
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2008	46
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2008	47
Notes to Consolidated Financial Statements	48
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.	68
Consolidated Quarterly Financial Data	69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 8x8, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 8x8 Inc. and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment."

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

PricewaterhouseCoopers LLP

San Jose, California
May 23, 2008

8X8, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,185	$6,735
Short-term investments	3,382	5,197
Accounts receivable, net of allowance of $61 and $54	1,807	736
Inventory	1,539	2,629
Deferred cost of goods sold	943	1,064
Other current assets	549	438
Total current assets	19,405	16,799
Property and equipment, net	2,010	2,840
Other assets	136	319
Total assets	$21,551	$19,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,885	$4,919
Accrued compensation	1,048	825
Accrued warranty	314	323
Accrued taxes	2,896	2,078
Deferred revenue	3,139	1,488
Other accrued liabilities	976	1,308
Total current liabilities	13,258	10,941

Non-current liabilities	109	253
Fair value of warrant liability	335	3,387
Total liabilities	13,702	14,581
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2008
and at March 31, 2007	-	-
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at March 31, 2008 and March 31, 2007;
Issued and outstanding: 62,067,269 shares
at March 31, 2008 and 61,771,832 shares at March 31, 2007	62	62
Additional paid-in capital	208,001	205,567
Accumulated other comprehensive income (loss)	5	(3)
Accumulated deficit	(200,219)	(200,249)
Total stockholders' equity	7,849	5,377
Total liabilities and stockholders' equity	$21,551	$19,958
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	Years Ended March 31,
	2008	2007	2006
Service revenues	$56,177	$45,046	$26,113
Product revenues	5,469	8,084	5,779
Total revenues	61,646	53,130	31,892

Operating expenses:
Cost of service revenues	16,671	19,020	12,367
Cost of product revenues	6,762	8,074	10,732
Research and development	4,335	4,712	5,916
Selling, general and administrative	37,596	35,657	27,863
Total operating expenses	65,364	67,463	56,878
Loss from operations	(3,718)	(14,333)	(24,986)
Other income, net	1,606	667	847
Income on change in fair value of warrant liability	2,142	3,736	886
Income (loss) before benefit for income taxes	30	(9,930)	(23,253)
Benefit from income taxes	-	-	-
Net income (loss)	$30	$(9,930)	$(23,253)

Net income (loss) per share:
Basic	$0.00	$(0.16)	$(0.42)
Diluted	$0.00	$(0.16)	$(0.42)

Weighted average number of shares:
Basic	61,897	61,365	55,889
Diluted	62,112	61,365	55,889
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2005	53,816,989	$54	$191,939	$(20)	$(167,066)	$24,907
Issuance of common stock under
stock plans	178,433	-	279	-	-	279
Sale of common stock and warrants
in financing transactions	7,142,858	7	10,808	-	-	10,815
Stock compensation charge	-	-	237	-	-	237
Unrealized investment loss	-	-	-	(15)	-
Net loss	-	-	-	-	(23,253)
Total comprehensive loss	-	-	-	-	-	(23,268)
Balance at March 31, 2006	61,138,280	61	203,263	(35)	(190,319)	12,970
Issuance of common stock under
stock plans	633,552	1	494	-	-	495
Stock compensation charge	-	-	1,810	-	-	1,810
Unrealized investment loss	-	-	-	32	-
Net loss	-	-	-	-	(9,930)
Total comprehensive loss	-	-	-	-	-	(9,898)
Balance at March 31, 2007	61,771,832	62	205,567	(3)	(200,249)	5,377
Issuance of common stock under
stock plans	295,437	-	252	-	-	252
Stock compensation charge	-	-	1,272	-	-	1,272
Conversion of warrant liability to equity			910			910
Unrealized investment gain	-	-	-	8	-
Net income	-	-	-	-	30
Total comprehensive income	-	-	-	-	-	38
Balance at March 31, 2008	62,067,269	$62	$208,001	$5	$(200,219)	$7,849
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$30	$(9,930)	$(23,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,529	1,430	787
Stock compensation expense	1,272	1,810	237
Income on change in fair value of warrant liability	(2,142)	(3,736)	(886)
Amortization of discount and premium on marketable securities	(55)	32	96
Other	390	251	6
Changes in assets and liabilities:
Accounts receivable, net	(1,202)	(72)	363
Inventory	994	(1,035)	(136)
Other current and noncurrent assets	(97)	300	(410)
Deferred cost of goods sold	121	478	580
Accounts payable	(54)	466	258
Accrued compensation	223	(112)	422
Accrued warranty	(9)	22	114
Accrued taxes	818	1,315	524
Deferred revenue	1,651	(1,005)	(109)
Other current and noncurrent liabilities	(438)	(136)	201
Net cash provided by (used in) operating activities	3,031	(9,922)	(21,206)

Cash flows from investing activities:
Acquisitions of property and equipment	(699)	(1,424)	(1,900)
Proceeds from the sale of property and equipment	37	19	-
Purchase of investments	(5,323)	(2,300)	(16,424)
Sales of short-term investments	3,520	1,100	850
Maturities of short-term investments	3,650	12,700	8,050
Net cash provided by (used in) investing activities	1,185	10,095	(9,424)

Cash flows from financing activities:
Bank overdraft	-	(153)	153
Proceeds from equity financing transactions, net	-	-	13,960
Proceeds from issuance of common stock under employee stock plans	272	475	279
Capital lease payments	(38)	(19)	(18)
Net cash provided by financing activities	234	303	14,374
Net increase (decrease) in cash and cash equivalents	4,450	476	(16,256)
Cash and cash equivalents, beginning of year	6,735	6,259	22,515
Cash and cash equivalents, end of year	$11,185	$6,735	$6,259

Supplemental and non-cash disclosures:
Conversion of warrant liability to equity	$910	$-	$-
Assets acquired under capital lease	$-	$119	$108
Assets disposed under capital lease	$-	$(29)	$-
Interest paid	$8	$6	$7
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

The Company offers the Packet8 broadband Voice over Internet Protocol, or VoIP, and video communications service, Packet8 Virtual Office service, videophone equipment and services, and Packet8 MobileTalk service. The Packet8 voice and video communications service ("Packet8") enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection to make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and online billing. In addition, 8x8 offers videophones for use with the Packet8 service. 8x8 has developed a suite of business services called Packet8 Virtual Office that offer feature-rich communications services to small and medium-sized business, eliminating the need for traditional telecommunications services and business phone systems. 8x8's primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business VoIP solution. Packet8 Virtual Office can completely replace a company's PBX infrastructure and deliver all telecom services over a managed or unmanaged Internet connection. The Company also sells pre-programmed analog telephones with speakerphones and a display screen, in conjunction with its Virtual Office service plans, which enable its business customers to access additional features of Virtual Office through on-screen phone menus. The Company's Packet8 MobileTalk service enables mobile phone users to make international phone calls from their mobile phones over the Packet8 international network.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2008 refers to the fiscal year ending March 31, 2008).

LIQUIDITY

Although the Company achieved positive cash flows from operations in the fiscal year ended March 31, 2008, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

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

REVENUE RECOGNITION

VoIP service and product revenue

The Company's VoIP service and product revenue is derived from the sale of desktop terminal adapters, business telephones and VoIP service.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Packet8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates Packet8 revenues, including activation fees, among the desktop terminal adapter, telephone and subscriber services. Revenues allocated to the desktop terminal adapter or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30 day trial period. All other revenues are recognized as license and service revenues when the related services are provided.

Prior to June 1, 2006, the Company recognized new subscriber revenue from its Packet8 service offerings upon the expiration of the applicable acceptance period. Under the terms of the Company's typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. During the first few years of the Company's Packet8 service, it lacked sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company deferred new subscriber revenue 30 days to ensure that the 30-day acceptance period had expired. In the first quarter of 2007, the Company evaluated two years of historical data related to the termination of service during the 30-day acceptance period. By June 2006, the Company determined that it had sufficient history of subscriber conduct to make reasonable estimates of cancellations within the 30-day trial period. Therefore, in the first quarter of fiscal 2007, the Company began recognizing new subscriber revenue in the month in which the new order was shipped, net of an allowance for expected cancellations. As a result of this change in revenue recognition, the Company recognized an additional $68,000 of new order service revenue, $280,000 of new order product revenue and $466,000 of new order cost of product during the first quarter of fiscal 2007.

Deferred cost of goods sold represents the cost of products sold for which the end customer or distributor has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue, when the subscriber has accepted the service.

Product revenue

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to partners and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for partner and end user sales are recorded at the time of shipment. The Company defers recognition of revenue on sales to distributors, retailers, and resellers, where the right of return exists, until products are resold to the end user.

License and other revenue

During fiscal 2008, 2007 and 2006, revenues from software and technology licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties surrounding product acceptance exist, fees from the agreement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

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

The Company's investments are comprised of corporate debt, federal agency securities and money market funds. At March 31, 2008 and 2007, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments were (in thousands):

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2008	Costs	Loss	Fair Value
Money market funds	$8,775	$-	$8,775
Corporate debt	2,583	(1)	2,582
Federal agency securities	794	6	800
Total available-for-sale investments	$12,152	$5	$12,157

Reported as (in thousands):
Cash and cash equivalents			$8,775
Short-term investments			3,382
Total			$12,157

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2007	Costs	Loss	Fair Value
Money market funds	$4,585	$-	$4,585
Commercial paper	499	-	499
Federal agency securities	2,500	(3)	2,497
Auction rate securities	2,700	-	2,700
Total available-for-sale investments	$10,284	$(3)	$10,281

Reported as (in thousands):
Cash and cash equivalents			$5,084
Short-term investments			5,197
Total			$10,281

Contractual maturities of money market, corporate debt and federal agency securities as of March 31, 2008 are set forth below (in thousands):

Due within one year	$12,157
Total	$12,157

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the current replacement cost or market is below the carrying value due to obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. Inventory at March 31, 2008 and 2007 was comprised of the following:

	March 31,
	2008	2007
	(in thousands)
Work-in-process	$1,095	$1,919
Finished goods	444	710
	$1,539	$2,629

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2008 and 2007 was comprised of the following:

	March 31,
	2008	2007
	(in thousands)
Machinery and computer equipment	$3,884	$3,941
Furniture and fixtures	167	167
Licensed software	1,547	1,709
Leasehold improvements	300	281
	5,898	6,098
Less: accumulated depreciation and amortization	(3,888)	(3,258)
	$2,010	$2,840

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the loss from operations.

IMPAIRMENT OF LONG-LIVED ASSETS

8x8 reviews the recoverability of its long-lived assets, such as plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

WARRANTY EXPENSE

The Company accrues for estimated product warranty cost upon revenue recognition. Accruals for product warranties are calculated based on the Company's historical warranty experience adjusted for any specific requirements.

WARRANT LIABILITY

The Company accounts for its warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of the Company's warrants require settlement in shares and are accounted for as permanent equity. The Company has two investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, which may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including the Company's stock price, expected stock price volatility and contractual term.

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

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Research and development costs are charged to operations as incurred. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes purchase and implementation costs of internal use software. In accordance with SOP No. 98-1, during fiscal 2008, 2007 and 2006, the Company capitalized $0, $81,000, and $679,000, respectively.

SALE OF PATENTS

In the third quarter of fiscal 2008, the Company completed the sale of two of its patents for proceeds of $1.2 million. The proceeds from the sale of the two patents are included in other income, net. The Company has retained a worldwide, royalty-free non-exclusive, non-sublicensable, non-transferable right and license to use the technology covered by these patents for all of its current and future products. The Company has no ongoing obligations associated with this transaction.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $6,989,000, $5,614,000 and $5,265,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

SUBSCRIBER ACQUISITION COSTS

Subscriber acquisition costs are expensed as incurred and include the advertising, marketing, promotions, commissions, rebates and equipment subsidy costs associated with our efforts to acquire new subscribers.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $44,000, $45,000 and $45,000 as of March 31, 2008, 2007 and 2006, respectively. At March 31, 2008, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit-worthy. The Company has not experienced any material losses relating to its investment instruments. However, in February 2008, two auction rate securities held by the Company failed to auction due to sell orders exceeding buy orders. In March 2008, the Company sold its remaining two auction rate securities for less than par value which resulted in a loss of $180,000.

The Company sells its products to consumers and distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For each of the three years ended March 31, 2008, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2008, four customers accounted for 31%, 17%, 14% and 12% of accounts receivable. At March 31, 2007, one customer accounted for 45% of accounts receivable.

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

The Company also relies primarily on two third party network service providers to provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for its customers. If these service providers failed to perform their obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

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

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2008, 2007 and 2006, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represents the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2008 and 2007 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2008 and 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

The adoption of SFAS 123(R) had the impact of decreasing net income and net income per share by $1.3 million and $0.02 per share, respectively, in fiscal 2008.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the years ended March 31, 2008 and 2007 that was recorded as follows (in thousands):

	Years Ended March 31,
	2008	2007
Cost of service revenues	$33	$94
Cost of product revenues	18	17
Research and development	255	372
Selling, general and administrative	966	1,327
Total stock-based compensation expense related to employee stock
options and employee stock purchases, pre-tax	1,272	1,810
Tax benefit	-	-
Stock based compensation expense related to employee stock options
and employee stock purchases, net of tax	$1,272	$1,810

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25. The Company also followed the disclosure requirements of SFAS No. 123. The following table reflects the pro forma net loss and net loss per share for the year ended March 31, 2006 (in thousands, except per share amounts):

Year Ended
March 31,
2006
Net loss:	$(23,253)
Add: Employee stock-based compensation expense included in reported net loss	237
Deduct: Total employee stock-based compensation determined pursuant to SFAS No.123	(2,798)
Pro forma net loss	$(25,814)
As reported net loss per share	$(0.42)
Pro forma net loss per share	$(0.46)

SFAS No. 123(R) requires the Company to calculate the additional paid in capital pool ("APIC Pool") available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R), as if the Company had adopted SFAS No. 123 at its effective date of January 1, 1995. There are two allowable methods to calculate the Company's APIC Pool: (1) the long form method as set forth in SFAS No. 123(R) and (2) the short form method as set forth in FASB Staff Position No. 123(R)-3. The Company has elected to use the long form method under which the Company tracks each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. The Company uses the "with and without" approach as described in Emerging Issue Task Force ("EITF") Topic No. D-32, in determining the order in which its tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of the Company have been considered in the annual tax accrual computation. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing the Company's research and development tax and as such, the Company recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the EITF reached a consensus on Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF No. 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective April 1, 2007. The Company currently reports revenue net of taxes collected and remitted to governmental authorities. The adoption of EITF 06-03 did not have a material effect on the Company's consolidated results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations and financial condition though will require additional disclosures of the level of inputs used to determine fair value.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated results of operations and financial condition.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income/(loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income/(loss) and comprehensive income/(loss) is due to unrealized gains or losses on investments classified as available-for-sale. Comprehensive income/(loss) is reflected in the consolidated statements of stockholders' equity.

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

	Years Ended March 31,
	2008	2007	2006

Numerator:
Net income (loss) available to common stockholders	$30	$(9,930)	$(23,253)

Denominator:
Common shares	61,897	61,365	55,889

Denominator for basic calculation	61,897	61,365	55,889
Employee stock options	133	-	-
Employee stock purchase plan	36	-	-
Warrants	46	-	-
Denominator for diluted calculation	62,112	61,365	55,889

Net income (loss) per share
Basic	$0.00	$(0.16)	$(0.42)
Diluted	$0.00	$(0.16)	$(0.42)

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Years Ended March 31,
	2008	2007	2006
Common stock options	9,038	8,930	8,871
Warrants	7,838	8,663	8,663
	16,876	17,593	17,534

2. COMMON STOCK OFFERINGS AND WARRANTS

Fiscal year ended March 31, 2006

In December 2005, the Company sold 7,142,858 shares of its common stock at $2.10 per share for aggregate proceeds of approximately $15,000,000, before placement fees and other offering expenses. The purchasers also received five-year warrants to purchase 1,785,714 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants have been recorded as liabilities in accordance with EITF 00-19. The shares and warrants issued in this offering were issued under a shelf registration statement previously filed with the Securities and Exchange Commission relating to the sale of up to $125,000,000 of 8x8 securities. The Company paid total cash fees of six percent of the gross proceeds to the placement agents, and issued to the placement agents three-year warrants to purchase 142,858 common shares at $2.10 per share and 35,714 common shares at $3.00 per share. The placement agent warrants have been classified in equity in accordance with EITF 00-19. That offering triggered certain anti-dilution provisions included in warrants issued to investors in common stock offerings completed during fiscal 2005. Accordingly, the Company modified a warrant to purchase 2,000,000 shares at an exercise price of $2.88 per share to be exercisable for 2,071,818 shares at an exercise price of $2.79 per share. The Company also modified a warrant to purchase 1,498,538 shares at an exercise price of $3.84 per share to be exercisable for 1,587,806 shares at an exercise price of $3.61 per share. No other terms of the warrants were modified. All of the warrants were outstanding as of March 31, 2008. Issuance costs have been allocated between additional paid in capital and the warrant liability based on a relative fair value allocation.

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

3. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, it is more likely than not expected to be realized. The Company made no provision for income taxes in any periods presented in the accompanying consolidated financial statements because it incurred net losses for the periods presented.

The Company's loss before income taxes included $29,000, $26,000 and $25,000 of foreign subsidiary income for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
	2008	2007
Research and development credit carryforwards	$3,490	$5,012
Net operating loss carryforwards	57,411	55,792
Inventory valuation	256	490
Reserves and allowances	1,514	1,401
Fixed assets and intangibles	9,415	10,478
	72,086	73,173
Valuation allowance	(72,086)	(73,173)
Total	$-	$-

Because of uncertainties regarding the realization of deferred tax assets, management has applied a full valuation allowance as of March 31, 2008 and 2007.

At March 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $152.0 million and $97.6 million, respectively, which expire at various dates beginning in 2012 and continuing through 2028. The net operating loss carryforwards include approximately $10.0 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2008, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.3 million and $2.9 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2009 and continuing through 2028, while the California credits will carryforward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006
Tax provision (benefit) at statutory rate	$12	$(3,376)	$(7,906)
State income tax benefit before valuation
allowance, net of federal effect	(67)	(580)	(1,356)
Research and development credits	(52)	250	(501)
Change in valuation allowance	519	3,582	9,648
Income from change in fair value of warrant liability	(728)	(1,488)	(353)
Compensation/option differences	(9)	(14)	(9)
Prior year loss carryforward reduction	-	797	261
Non-deductible compensation	307	720	94
Foreign rate differences	-	(2)	(8)
Other	18	111	130
	$-	$-	$-

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. Therefore, adoption of FIN 48 did not have a material effect on the Company's consolidated results of operations and financial condition for the fiscal year ended March 31, 2008.

The Company had gross unrecognized tax benefits of approximately $2.0 million as of April 1, 2007. The application of FIN 48 would have resulted in a decrease in the accumulated deficit of $2.0 million, except that the decrease was fully offset by the application of a valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable. The following is a roll-forward of the Company's gross unrecognized tax benefits associated with the Company's uncertain tax positions for the period April 1, 2007 to March 31, 2008 (in thousands):

Unrecognized
Tax Benefits
Balance at April 1, 2007	$2,044
Gross increases - tax position in prior period	-
Gross decreases - tax position in prior period	-
Gross increases - tax positions related to the current year	78
Settlements	-
Lapse of statue of limitations	-
Balance at March 31, 2008	$2,122

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations. As of March 31, 2008, there are no active federal, state, or foreign income tax audits. The 1995 through 2008 tax years generally remain subject to examination by the Internal Revenue Service, California and various states. The Company plans to extend the filing date of the 2008 federal tax return and all state income tax returns. In foreign tax jurisdictions, the 2005 through 2008 tax years generally remain subject to examination by the foreign tax authorities.

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

Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

4. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company indemnifies other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants or intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, during the years ended March 31, 2008 and 2007 were as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006
Balance at beginning of year	$323	$301	187
Accruals for warranties	297	331	576
Payments	(306)	(270)	(375)
Changes in estimates	-	(39)	(87)
Balance at end of year	$314	$323	301

Standby letter of credit

At March 31, 2008 and 2007, the Company had certain restricted deposits totaling $100,000 and $250,000 which were recorded in the other assets line item on the consolidated balance sheets. This deposit was made in order to obtain a standby letter of credit in accordance with certain contractual obligations, and is collateralized by a cash deposit at the Company's bank.

Leases

The Company leases its primary facility in Santa Clara, California under a non-cancelable operating lease agreement that expires in August 2009. The Company also has leased facilities in France. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance and normal maintenance costs. At March 31, 2008, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

Year Ending March 31,
2009	$493
2010	206
Total minimum payments	$699

Rent expense for the years ended March 31, 2008, 2007 and 2006 was $486,000, $434,000 and $478,000, respectively.

Capital Leases

In April 2005, June 2006 and March 2007, the Company entered into a series of non-cancelable five year capital lease agreements for office equipment bearing interest at various rates. At March 31, 2008, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
2009	$42
2010	42
2011	26
2012	22
Total minimum payments	132
Less: Amount representing interest	(10)
122
Less: Short-term portion of capital lease obligations	(36)
Long-term portion of capital lease obligations	$86

Capital leases included in office equipment were $182,000 at March 31, 2008. Total accumulated amortization was $65,000 at March 31, 2008. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Network Service Provider Commitments

In July 2006, the Company entered into a contract with one of its third party network service providers containing a minimum monthly commitment of $400,000 effective June 1, 2006 for 24 months. At March 31 2008, the total remaining obligation under the contract was $800,000.

Minimum Third Party Customer Support Commitments

In January 2008, the Company entered into a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At March 31, 2008, the total remaining obligation under the contract was $5.2 million.

Legal Proceedings

The Company, from time to time, is involved in various legal claims or litigation, including patent infringement claims that have arisen in the normal course of the Company's operations. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

Subsequent to year end, in May 2008, the Company was approached by a patent holder related to potential infringement of certain patents. The Company is still in the process of evaluating the matter and it is too early to conclude on any potential exposure.

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to our customers for our services, except that we have historically complied with the California sales tax and financial contributions to the 9-1-1 system and universal service fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded an accrued tax liability of $2.1 million at March 31, 2008 as our best estimate of the potential tax exposure for any retroactive assessment.

Regulatory

To date, VoIP communication services have been largely unregulated in the United States. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission (FCC), and state regulatory agencies. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide as well as the intercarrier compensation system including access charges. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC ruling.

Interconnected VoIP providers, like the Company, are required to offer 9-1-1 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. Moreover, interconnected VoIP providers were required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through an interconnected VoIP service, as well as to notify and obtain affirmative acknowledgement from the Company's customers that customers were aware of the differences between the emergency calling capabilities offered by interconnected VoIP providers as compared to traditional, wireline providers of telephone service. The FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. The Company has received affirmative acknowledgement from substantially all of the Company's customers and has substantially satisfied this requirement of this rule.

Like many interconnected VoIP providers, the Company currently cannot offer VoIP E-911 services that route emergency calls in a manner consistent with the FCC rules for all of the Company's customers. The Company is addressing this issue with its VoIP E-911 Solution providers. On November 28, 2005, the Company began routing certain 9-1-1 calls to a national emergency call center. The emergency dispatchers in this national call center utilize the location information provided to route the call to the correct Public Safety Answering Point (PSAP) or first responder. The FCC may determine that the Company's VoIP E-911 solution for these customers does not satisfy the requirements of the VoIP E-911 order because, in some instances, the Company will not be able to connect its subscribers directly to a PSAP.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, interconnected VoIP providers were required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. Consistent with the relevant rules, the Company continues to work with a third-party solution provider to certify a CALEA-compliant solution. As of May 14, 2007, the Company had installed this solution in its network operations and data centers, but had not yet completed testing of all required intercept capabilities of this equipment. The Company is diligently working to complete the testing of this equipment in order to certify full compliance with the FCC's order. The Company may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if the Company is not able to comply with CALEA.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. The Company was allowed to calculate its contribution based on the safe harbor or by submitting a traffic study that would subsequently be approved by the FCC. For a period of at least two quarters beginning October 1, 2006, the Company was required to contribute to the USF for its subscribers' retail revenues as well as through the Company's underlying carriers' wholesale charges. Beginning October 1, 2006, the Company began charging its subscribers a USF surcharge fee equal to the USF contribution amounts the Company is required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from the Company's underlying carriers' wholesale charges. As a result of the ruling, the Company retroactively applied its traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $573,000 due to the reduction of the related accrued liability in the first fiscal quarter of 2008. As of July 1, 2007, the Company is using the results of its traffic study to calculate the required contribution to the USF. Moreover, the FCC just released an Order clarifying how providers that rely on traffic studies to calculate their USF contributions should assess certain revenues associated with minutes-of-use charges. The Company is still evaluating the impact of this Order on its USF contribution but it may require the Company to increase its contribution resulting in higher pass-through charges to its customers. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can the Company determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, several states contend that providers of interconnected VoIP services, like us, should contribute to their state USF funds. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. The proceeding was recently stayed while the U.S. Court of Appeals for the Eighth Circuit considers and appeal filed by the Nebraska Public Service Commission regarding this matter. We cannot predict the final outcome of this litigation nor its impact on the Company at this time. As of March 31, 2008, the Company is not collecting or remitting state USF.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are also aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. At the present time, the Company does not utilize its customer's CPNI in a manner which would require it to obtain consent from its customers but, in the event that the Company does in the future, the Company will be required to adhere to specific CPNI rules aimed at marketing such services. Effective December 8, 2007, the Company implemented internal processes in order to be compliant with all of the FCC's CPNI rules and the Company filed its first, annual certification of its compliance with CPNI rules with the FCC on February 29, 2008. These rules may impose additional compliance costs on the Company and reduce its profitability or cause the Company to increase the retail price for its services.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking Proceeding to consider whether it should impose additional VoIP E-911 obligations on interconnected VoIP providers, including consideration of a requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. The Notice includes a tentative conclusion that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize automatic location technology that meets the same accuracy standards applicable to providers of commercial mobile radio services (mobile phone service providers). The Company cannot predict the outcome of this proceeding nor its impact on the Company at this time.

On June 8, 2007, the FCC released an order implementing various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain interconnected VoIP providers submit reports regarding the reliability and resiliency of their 9-1-1 systems. At this time, the Company is not subject to these reporting requirements but may become subject in future years.

On June 15, 2007, the FCC extended the disability access requirements of Sections 225 and 255 of the Communications Act, which applied to traditional phone services, to providers of interconnected VoIP services and to manufacturers of specially designed equipment used to provide those services. Section 255 of the Communications Act requires service providers to ensure that its equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, including requiring service providers to ensure that information and documentation provided in connection with equipment or services be accessible to people with disabilities, where readily achievable and that employee training account for accessibility requirements. In addition, the FCC said that interconnected VoIP providers were subject to the requirements of Section 225, including contributing to the Telecommunications Relay Services, or TRS, fund and that they must offer 7-1-1 abbreviated dialing for access to relay services. The Company may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if it is not able to comply with these new disability obligations. The rules established in the Disability Access Order were scheduled to become effective on October 5, 2007, and as of this date, the Company started to remit TRS fund contributions and implemented 7-1-1 abbreviated dialing which connects all of the Company's customers to California relay service operators. On October 10, 2007, the FCC granted a limited waiver of the 7-1-1 call handling requirement. While still mandating that interconnected VoIP providers like the Company are required to transmit 7-1-1 calls to a relay center, the FCC waived the requirement, until March 31, 2009, insofar as it requires such providers to transmit the 7-1-1 call to an "appropriate relay center," meaning the relay center(s) serving the state in which the caller is geographically located or the relay center(s) corresponding to the caller's last registered address. As of April 5, 2008, the Company has implemented a 7-1-1 system which routes such calls to the appropriate relay center based upon the telephone number assigned to the account.

On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007 ("Regulatory Fees Order"), which, for the first time, mandates the collection of such fees from interconnected VoIP service providers like 8x8. The Regulatory Fees Order requires that interconnected VoIP providers pay regulatory fees based on reported interstate and international revenues. The Regulatory Fees Order became effective in November 2007. Regulatory fees for the FCC's Fiscal Year 2007 will be due in 2008 during a separate filing window yet to be determined. Fiscal Year 2008 fees will also be paid in 2008 during the normal regulatory fee payment window. The assessment of regulatory fees on the Company's service offering will increase its costs and reduce its profitability or cause the Company to increase the retail price of the Company's service offerings.

On November 8, 2007, the FCC released a Report and Order concerning Local Number Portability ("LNP Order"). The LNP Order imposes local number portability and related obligations on interconnected VoIP Providers. The obligations require interconnected VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis. The assessment of local number portability fees to the Company's service will increase the Company's costs and reduce its profitability or cause the Company to increase the price of its retail service offerings. The LNP Order also requires that the Company process certain ports within a specified timeframe. The Company could be subject to fines, forfeitures and other penalties by state public utilities commissions or the FCC if it is not able to process certain ports in the relevant timeframe or we could face legal liability in state or federal court from customers or carriers.

The effect of any future laws, regulations and the orders on the Company's operations, including, but not limited to, the Packet8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases the Company's costs of providing service that may or may not be recoverable from the Company's customers which could result in making the Company's services less competitive with traditional telecommunications services if the Company increases its retail prices or decreases the Company's profit margins if it attempts to absorb such costs.

5. STOCKHOLDERS' EQUITY

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

Option Activity

Option activity under the Company's stock option plans since March 31, 2005, is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2005	4,852,285	7,145,736	$2.50
Change in options available for grant	992,000	-	-
Granted	(2,401,500)	2,401,500	1.70
Exercised	-	(59,898)	1.41
Canceled/Forfeited	616,620	(616,620)	2.18
Balance at March 31, 2006	4,059,405	8,870,718	2.31
Change in options available for grant	8,000,000	-	-
Granted	(3,074,200)	3,074,200	1.42
Exercised	-	(383,746)	0.90
Canceled/Forfeited	2,631,194	(2,631,194)	1.96
Termination of plans	(5,689,940)	-
Balance at March 31, 2007	5,926,459	8,929,978	2.17
Granted	(2,299,000)	2,299,000	1.26
Exercised	-	(22,208)	0.90
Canceled/Forfeited	905,706	(905,706)	1.80
Termination of plans	(598,040)	-
Balance at March 31, 2008	3,935,125	10,301,064	$2.00

Significant option groups outstanding at March 31, 2008 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.01 to $ 1.26	2,941,224	$1.17	8.0	$74,163	1,054,732	$1.08	$74,163
$ 1.27 to $ 1.54	2,267,895	$1.40	7.9	-	1,132,632	$1.41	-
$ 1.59 to $ 1.87	3,029,808	$1.78	5.4	-	2,507,080	$1.79	-
$ 1.88 to $14.50	2,057,137	$4.15	4.2	-	1,876,547	$4.32	-
$14.94 to $14.94	5,000	$14.94	2.1	-	5,000	$14.94	-
	10,301,064			$74,163	6,575,991		$74,163

The Company recognized stock compensation expense in fiscal 2008, 2007 and 2006 of $1,272,000, $1,810,000 and $239,000, respectively. Stock compensation expense in fiscal 2006 was primarily comprised of $239,000 attributable to the change in option terms for a former employee director in connection with his resignation from the Board.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2008.

The total intrinsic value of options exercised in the years ended March 31, 2008, 2007 and 2006 were $9,000, $146,000, and $32,000, respectively. As of March 31, 2008, there was $2.4 million of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.58 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the years ended March 31, 2008, 2007 and 2006 were $0.3 million, $0.5 million and $0.3 million. The total tax benefit attributable to stock options exercised in the year ended March 31, 2008 was $0.

The Company did not recognize and does not expect to recognize in the near future any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Purchase Plan in 2003 and reactivated the Plan in fiscal 2005. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2008, 2007 and 2006, 273,229, 249,806 and 118,535 shares, respectively, were issued under the Purchase Plan. In May 2006, the Board approved a ten-year extension of the Purchase Plan so that it would be effective until 2017. Stockholders approved a ten-year extension of the Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Purchase Plan is effective until 2017.

The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two year offering period or the end of a six month purchase period, whichever is lower. When the Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions, but not including bonuses and overtime. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Purchase Plan provides that a new exercise date will be set for each option under the plan which exercise date will occur before the date of the merger or asset sale.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2008	2007	2006
Expected volatility	79%	90%	135%
Expected dividend yield	-	-	-
Risk-free interest rate	2.2% to 4.8%	4.6% to 5.0%	3.8% to 4.7%
Weighted average expected option term	3.4 years	3.4 years	3.5 years
Weighted average fair value of options granted	$0.71	$0.88	$1.34

The estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2008	2007	2006
Expected volatility	54%	84%	135%
Expected dividend yield	-	-	-
Risk-free interest rate	3.83%	5.13%	3.95%
Weighted average expected rights term	0.75 years	0.75 years	0.72 years
Weighted average fair value of rights granted	$0.44	$0.36	$1.14

6. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contribution was made in fiscal 2006. On January 1, 2007, the Company reactivated the employer matching contribution. The employee matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The employee matching expense in both fiscal 2008 and 2007 was $0.1 million. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

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

The following table presents net revenues by groupings of similar products (in thousands).

	Years Ended March 31,
	2008	2007	2006
Packet8 service, equipment and other	$60,891	$52,799	$31,221
Technology licensing and related software	723	230	624
Hosted iPBX solutions	32	101	47
Total revenues	$61,646	$53,130	$31,892

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2008	2007	2006
United States	$61,052	$52,463	$31,141
Other locations	594	667	751
	$61,646	$53,130	$31,892

The majority of the Company's property and equipment was located in the United States. The following table illustrates property and equipment by country (in thousands):

	March 31,
	2008	2007
United States	$2,007	$2,838
France	3	2
	$2,010	$2,840

No customer represented more than 10% of the Company's total revenues in fiscal 2008, 2007 or 2006.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
		Additions
	Balance	Charged to
	at	Costs,		Balance
	Beginning	Expenses		at End
Description	of Year	and Other	Deductions	of Year
Year ended March 31, 2006:
Allowance for doubtful accounts	$68	$5	$18	$55
Valuation allowance for deferred tax assets	60,894	9,647	-	70,541
Year ended March 31, 2007:
Allowance for doubtful accounts	55	48	49	54
Valuation allowance for deferred tax assets	70,541	2,632	-	73,173
Year ended March 31, 2008:
Allowance for doubtful accounts	54	142	135	61
Valuation allowance for deferred tax assets	73,173	-	1,087	72,086

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008	2007	2007	2007	2007	2006	2006	2006
Service revenues	$15,068	$14,426	$13,272	$13,411	$12,414	$11,515	$11,240	$9,877
Product revenues	1,264	1,378	1,496	1,331	1,974	1,800	1,916	2,394
Total revenues	16,332	15,804	14,768	14,742	14,388	13,315	13,156	12,271
Operating expenses:
Cost of service revenues	3,891	4,364	4,430	3,986	4,688	4,555	5,015	4,762
Cost of product revenues	1,552	1,175	2,652	1,383	1,974	1,818	1,354	2,928
Research and development	1,171	1,081	1,026	1,057	1,040	1,094	1,257	1,321
Selling, general, and
administrative	9,023	9,604	10,050	8,919	9,121	8,833	8,498	9,205
Total operating expenses	15,637	16,224	18,158	15,345	16,823	16,300	16,124	18,216
Income (loss) from operations	695	(420)	(3,390)	(603)	(2,435)	(2,985)	(2,968)	(5,945)
Other income (loss), net	(48)	1,361	161	132	128	112	184	243
Income (loss) on fair value of warrant liability	44	448	671	979	(603)	40	401	3,898
Net income (loss)	$691	$1,389	$(2,558)	$508	$(2,910)	$(2,833)	$(2,383)	$(1,804)

Net income (loss) per share:
Basic	$0.01	$0.02	$(0.04)	$0.01	$(0.05)	$(0.05)	$(0.04)	$(0.03)
Diluted	$0.01	$0.02	$(0.04)	$0.01	$(0.05)	$(0.05)	$(0.04)	$(0.03)
Shares used in per share calculations:
Basic	62,019	61,927	61,870	61,772	61,605	61,420	61,329	61,138
Diluted	62,148	62,113	61,870	62,080	61,605	61,420	61,329	61,138

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that its internal control over financial reporting was effective as of March 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2008 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about August 26, 2008, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees at 8x8, Inc. This Code of Conduct and Ethics is posted in the corporate governance section of our website at www.8x8.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on its website at www.8x8.com.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about August 26, 2008, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about August 26, 2008, which information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about August 26, 2008, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on or about August 26, 2008, which information is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 23, 2008.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	May 23, 2008
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	May 23, 2008
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 23, 2008
/s/ CHRISTOPHER MCNIFFE Christopher McNiffe	Director	May 23, 2008
/s/ JOE PARKINSON Joe Parkinson	Director	May 23, 2008
/s/ DONN WILSON Donn Wilson	Director	May 23, 2008

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Amended and Restated Certificate of Incorporation of Registrant.
3.1.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Registrant
3.2 (c)	Bylaws of Registrant.
4.1 (d)

Form of Common Stock Warrant issued to the Investor in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated June 21, 2004.

4.2 (d)

Form of Common Stock Warrant issued to the Placement Agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated June 21, 2004.

4.3 (e)

Form of Common Stock Warrant issued to the Investor by the Registrant in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.4 (e)

Side Letter dated September 30, 2004 between the Registrant and the Investor to amend the warrant dated June 23, 2004 in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.5 (e)

Form of Common Stock Warrant issued to the Placement Agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.12 (f)	Form of Common Stock Warrant issued to the Investors by the Registrant in connection with a private placement of equity securities on July 29, 2003.
4.13 (g)

Common Stock Purchase Warrant issued to AGE Investments, Inc., dated March 7, 2005, in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated March 3, 2005.

4.14 (h)

Common Stock Purchase Warrant issued to Griffin Securities, Inc., dated March 7, 2005, in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated March 3, 2005.

4.15 (i)

Form of Common Stock Warrant issued to the Investors in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-126350), as amended, and as supplemented by a prospectus supplement dated December 15, 2005.

4.16 (j)

Form of Common Stock Warrant issued to the Placement Agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-126350), as amended, and as supplemented by a prospectus supplement dated December 15, 2005.

4.17 (k)	Amendment to June 21, 2004 Common Stock Purchase Warrant dated August 29, 2007.
4.18 (l)	Amendment to September 30, 2004 Common Stock Purchase Warrant dated August 29, 2007.
10.1 (a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2 (a)*	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (m)*	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (n)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (o)*	1996 Director Option Plan, as amended, and form of Director Option Agreement.
10.6 (p)*	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (q)*	2006 Stock Option Plan.
10.8 (r)	Sublease dated September 29, 2004 between the Registrant and SafeNet, Inc.
10.9 (s)*	Form of 2006 Stock Option Agreement under the 2006 Stock Option Plan.
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24.1	Power of Attorney (included on page 72).
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

__________

* Indicates management contract or compensatory plan or arrangement.

(a) Incorporated by reference to identically numbered exhibits filed in response to Item 16 (a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 333-15627), as amended, declared effective July 1, 1997.

(b) Incorporated by reference exhibits filed in response to Item 14(a), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(c) Incorporated by reference to exhibit 3.2 filed in response to Item 5.03, "Exhibits," of the Registrant's Report on Form 8-K filed on December 19, 2007.

(d) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits" of the Registrant's Report on Form 8-K filed on June 22, 2004.

(e) Incorporated by reference to identically numbered exhibits filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K filed on October 1, 2004.

(f) Incorporated by reference to identically numbered exhibit filed in response to Item 7, "Exhibits" of the Registrant's Report on Form 8-K filed on July 31, 2003.

(g) Incorporated by reference to exhibit 4.3 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on March 8, 2005.

(h) Incorporated by reference to exhibit 4.4 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on March 8, 2005.

(i) Incorporated by reference to exhibit 4.3 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on December 20, 2005.

(j) Incorporated by reference to exhibit 4.5 filed in response to Item 9.01, "Exhibits" of the Registrant's Report on Form 8-K/A filed on December 20, 2005.

(k) Incorporated by reference to exhibit 4.1.1 filed in response to Item 8, "Exhibits" of the Registrant's Report on Form 8-K filed on August 31, 2007.

(l) Incorporated by reference to exhibit 4.3.1 filed in response to Item 8, "Exhibits" of the Registrant's Report on Form 8-K filed on August 31, 2007.

(m) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated November 7, 2000.

(n) Incorporated by reference to exhibit 10.5 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated September 26, 2006.

(o) Incorporated by reference to exhibit 4.2 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated November 7, 2000.

(p) Incorporated by reference to exhibit 4.1 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated July 17, 2000.

(q) Incorporated by reference to exhibit 10.2 filed in response to Item 8, "Exhibits," of the Registrant's Form S-8 dated September 26, 2006.

(r) Incorporated by reference to exhibit filed in response to Item 9.01, "Exhibits," of the Registrant's Report on Form 8-K filed on October 5, 2004.

(s) Incorporated by reference to exhibit 10.1 filed in response to Item 6, "Exhibits" of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.