Form 10-Q
period 2008-06-30
8X8 INC /DE/
filed 2008-08-01
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

      The number of shares of the Registrant's Common Stock outstanding as of July 24, 2008 was 62,175,269.

8X8, INC.
FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,034	$11,185
Short-term investments	1,799	3,382
Accounts receivable, net	1,558	1,807
Inventory	1,717	1,539
Deferred cost of goods sold	1,038	943
Other current assets	473	549
Total current assets	19,619	19,405
Property and equipment, net	1,856	2,010
Other assets	127	136
Total assets	$21,602	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,652	$4,885
Accrued compensation	1,379	1,048
Accrued warranty	316	314
Accrued taxes	1,484	2,896
Deferred revenue	2,481	3,139
Other accrued liabilities	503	976
Total current liabilities	11,815	13,258

Other liabilities	86	109
Fair value of warrant liability	266	335
Total liabilities	12,167	13,702

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	208,404	208,001
Accumulated other comprehensive income	-	5
Accumulated deficit	(199,031)	(200,219)
Total stockholders' equity	9,435	7,849
Total liabilities and stockholders' equity	$21,602	$21,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2008	2007
Service revenues	$15,019	$13,411
Product revenues	1,262	1,331
Total revenues	16,281	14,742

Operating expenses:
Cost of service revenues	3,814	3,986
Cost of product revenues	1,432	1,383
Research and development	1,192	1,057
Selling, general and administrative	8,751	8,919
Total operating expenses	15,189	15,345
Income (loss) from operations	1,092	(603)
Other income, net	85	132
Income on change in fair value of warrant liability	69	979
Income before provision for income taxes	1,246	508
Provision for income taxes	58	-
Net income	$1,188	$508

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average number of shares:
Basic	62,096	61,772
Diluted	62,192	62,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,188	$508
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	339	391
Stock compensation	328	205
Change in fair value of warrant liability	(69)	(979)
Other	23	24
Changes in assets and liabilities
Accounts receivable, net	232	(74)
Inventory	(192)	7
Other current and noncurrent assets	85	(87)
Deferred cost of goods sold	(95)	113
Accounts payable	751	178
Accrued compensation	331	161
Accrued warranty	2	19
Accrued taxes & fees	(1,412)	(108)
Deferred revenue	(658)	(23)
Other current and noncurrent liabilities	(487)	(122)
Net cash provided by operating activities	366	213

Cash flows from investing activities:
Purchases of property and equipment	(168)	(91)
Purchase of investments	-	(1,351)
Maturities of short-term investments	1,585	-
Net cash provided by (used in) investing activities	1,417	(1,442)

Cash flows from financing activities:
Capital lease payments	(9)	(7)
Proceeds from issuance of common stock under employee stock plans	75	19
Net cash provided by financing activities	66	12
Net increase (decrease) in cash and cash equivalents	1,849	(1,217)

Cash and cash equivalents at the beginning of the period	11,185	6,735
Cash and cash equivalents at the end of the period	$13,034	$5,518

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

The Company offers the Packet8 broadband Voice over Internet Protocol, or VoIP, and video communications service, Packet8 Virtual Office service, Packet8 Virtual Trunking service, Packet8 Hosted Key System service, videophone equipment and services, and Packet8 MobileTalk service. The Packet8 voice and video communications service ("Packet8") enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection to make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and online billing. In addition, 8x8 offers videophones for use with the Packet8 service. 8x8 has developed a suite of business services called Packet8 Virtual Office that offer feature-rich communications services to small and medium-sized business, eliminating the need for traditional telecommunications services and business phone systems. 8x8's primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business VoIP solution. Packet8 Virtual Office can completely replace a company's PBX infrastructure and deliver all telecom services over a managed or unmanaged Internet connection. In June 2008, the Company launched Packet8 Virtual Trunking, which allows the customers to utilize their existing PBX and purchase inbound and outbound service from the Company. In July 2008, the Company introduced the Packet8 Hosted Key System service which replaces traditional premise-based telephone "key systems" typically used by companies whose size or structure dictates the sharing of multiple, common phone lines among employees. The Company also sells pre-programmed IP and analog telephones with speakerphones and a display screen, in conjunction with its Virtual Office service plans, which enable its business customers to access additional features of Virtual Office through on-screen phone menus. The Company's Packet8 MobileTalk service enables mobile phone users to make international phone calls from their mobile phones over the Packet8 international network.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ending March 31, 2009).

LIQUIDITY

Although the Company achieved positive cash flows from operations in the fiscal year ended March 31, 2008, and the quarter ended June 30, 2008, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2008. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2008 year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2008 and notes thereto included in the Company's fiscal 2008 Annual Report on Form 10-K.

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

Packet8 Service Revenue

The Company recognizes new subscriber revenue in the month the new order is shipped, net of an allowance for expected cancellations. The allowance for expected cancellations is based on the Company's history of subscriber conduct or cancellations within the 30-day trial period.

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

Accounting for Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R).

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the first quarter of fiscal 2009 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS 123(R) criteria. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Plans

The Company has several stock-based compensation plans (the "Plans") that are described in Note 5 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The Company, under its various equity plans, grants stock options for shares of common stock to employees, non-employees, directors and consultants.

As of June 30, 2008, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under these plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

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

Option Activity

Option activity since March 31, 2008 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2008	3,935,125	10,301,064	$2.00
Granted	(281,000)	281,000	1.16
Exercised	-	(3,000)	0.69
Canceled/forfeited	169,595	(169,595)	1.68
Termination of plans	(98,845)	-	-
Balance at June 30, 2008	3,724,875	10,409,469	$1.98

The following table summarizes the stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.26	3,192,348	$1.17	7.97	$135,688	1,161,587	$1.09	$116,597
$1.27 - $1.54	2,194,000	$1.40	7.63	-	1,261,708	$1.41	-
$1.55 - $1.87	2,993,891	$1.78	5.21	-	2,555,908	$1.79	-
$1.88 - $14.50	2,024,230	$4.18	3.95	-	1,897,079	$4.30	-
$14.51 - $14.94	5,000	$14.94	1.84	-	5,000	$14.94	-
	10,409,469			$135,688	6,881,282		$116,597

Stock-based Compensation Expense

As of June 30, 2008, there were $2.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.54 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three month periods ended June 30, 2008 and 2007, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007
Expected volatility	75%	83%
Expected dividend yield	-	-
Risk-free interest rate	2.91%	4.76%
Weighted average expected option term	4.00 years	3.95 years
Weighted average fair value of options granted	$0.66	$0.85

In accordance with SFAS 123(R), the Company recorded $295,000 and $186,000 in compensation expense relative to stock options for the three months ended June 30, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $33,000 and $19,000 for the three months ended June 30, 2008 and 2007, respectively in accordance with SFAS 123(R).

The adoption of SFAS 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2008	2007
Expected volatility	54%	84%
Expected dividend yield	-	-
Risk-free interest rate	3.83%	5.13%
Weighted average expected option term	0.75 years	0.75 years
Weighted average fair value of options granted	$0.44	$0.36

As of June 30, 2008, there was $25,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.2 years.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended June 30, 2008 and 2007 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) among the Company's operating functions for the three months ended June 30, 2008 and 2007 which was recorded as follows (in thousands):
	Three Months Ended
	June 30,
	2008	2007
Cost of service revenues	$4	$-
Cost of product revenues	4	1
Research and development	69	41
Selling, general and administrative	251	163
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	328	205

Tax benefit	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$328	$205

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material effect on the Company's condensed consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 did not have a material effect on the Company's condensed consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an Amendment of ARB no. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2010 and does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated results of operations and financial condition.

3. BALANCE SHEET DETAIL

	June 30,	March 31,
	2008	2008
Inventory (in thousands):
Work-in-process	$1,014	$1,095
Finished goods	703	444
	$1,717	$1,539

4. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, shares to be issued under the employee stock purchase plan and warrants.
	Three Months Ended
	June 30,
	2008	2007
Numerator:
Net income available to common stockholders	$1,188	$508

Denominator:
Common shares	62,096	61,772

Denominator for basic calculation	62,096	61,772
Employee stock options	96	207
Employee stock purchase plan	-	48
Warrants	-	53
Denominator for diluted calculation	62,192	62,080

Net income per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Common stock options	10,126	8,150
Warrants	7,838	8,222
	17,964	16,372

5. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to unrealized losses on investments classified as available-for-sale. Comprehensive income for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net income, as reported	$1,188	$508
Unrealized loss on investments in securities	(5)	(1)
Comprehensive income	$1,183	$507

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
	Three Months Ended
	June 30,
	2008	2007
Packet8 and videophones/equipment	$16,269	$14,625
Technology licensing and related software	12	117
Total revenues	$16,281	$14,742

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2008 or 2007. Revenues from customers outside the United States were not material for the three months ended June 30, 2008 or 2007.

7. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, it is more likely than not expected to be realized. Other than a $58,000 foreign withholding tax on royalty revenue from a customer in Spain, the Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because of net losses incurred, or it expects to utilize net operating loss carryforwards for which there is a valuation allowance.

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations.

The Company had unrecognized tax benefits of approximately $2.1 million as of March 31, 2008. The Company does not believe that there has been any change in the unrecognized tax benefits in the period ended June 30, 2008 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. The application of FIN 48 would have resulted in a decrease in the accumulated deficit of $2.1 million, except that the decrease was fully offset by the application of a valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2008 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2008 federal tax return and all state income tax returns. As of June 30, 2008, these returns had not yet been filed. In addition, as of June 30, 2008, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2008.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three months ended June 30, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the three months ended June 30, 2008 were as follows (in thousands):
	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$314	$323
Accruals for warranties	65	104
Settlements	(63)	(85)
Balance at end of period	$316	$342

Standby letters of credit

The Company has a standby letter of credit totaling $100,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank. The collateral related to this letter of credit is recorded in the other assets line items in the condensed consolidated balance sheets.

Leases

At June 30, 2008, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2009	$370
2010	206
Total minimum payments	$576

In April 2005, June 2006 and March 2007, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At June 30, 2008, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
Remaining 2009	$32
2010	42
2011	26
2012	22
Total minimum payments	122
Less: Amount representing interest	(9)
113
Less: Short-term portion of capital lease obligations	(37)
Long-term portion of capital lease obligations	$76

Capital leases included in office equipment were $182,000 at June 30, 2008. Total accumulated depreciation was $74,000 at June 30, 2008. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In January 2008, the Company entered into a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At June 30, 2008, the total remaining obligation under the contract was $3.9 million.

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

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, except that the Company has historically complied with the California sales tax and financial contributions to the 9-1-1 system and universal service fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and the Company has begun collecting and remitting Taxes in those states. Additionally, some of these Taxes could apply to the Company retroactively. As such, we have an accrued tax liability of $0.8 million at June 30, 2008 as our best estimate of the potential tax exposure for any retroactive assessment.

Regulatory Matters

Like many interconnected VoIP providers, the Company relies on a third party to route emergency calls originated by our customers. For certain customers, the third party solution provider may route 911 calls to a national emergency call center in the event of a system outage or other circumstances. The emergency dispatchers in this national call center may utilize the location information provided by the customer to route the call to the correct Public Safety Answering Point ("PSAP"), which is a local call center staffed by trained emergency operators, or first responder. The FCC could determine that calls routed in this manner do not satisfy its requirements should we be unable to connect our customers directly to a PSAP. The Company may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers, whose 911 calls are routed to a national emergency call center and not directly to a PSAP. As of June 30, 2008, the Company provided emergency calling services to 100% of its customers located in the United States.

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

The effect of any future laws, regulations and the orders on the Company's operations, including, but not limited to, the Packet8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases the Company's costs of providing service that may or may not be recoverable from the Company's customers. This could result in making the Company's services less competitive with traditional telecommunications services if the Company increases its retail prices or decreases the Company's profit margins if it attempts to absorb such costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our VoIP products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2008 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the Packet8 broadband voice over Internet protocol, or VoIP, and video communications service, Packet8 Virtual Office service, Packet8 Trunking service, Packet8 Hosted Key System service, Packet8 MobileTalk and videophone equipment and services (collectively, Packet8). We shipped our first VoIP product in 1998, launched our Packet8 service in November 2002, launched the Packet8 Virtual Office business service offering in March 2004, and launched the Packet8 Virtual Trunking service offering in June 2008. Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technologies.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ending March 31, 2009).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material effect on our condensed consolidated results of operations and financial condition

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 did not have a material effect on our condensed consolidated results of operations and financial condition

In December 2007, the FASB issued SFAS No. 141(Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this pronouncement in the first quarter of fiscal 2010 and do not expect the adoption of SFAS No. 141(R) will have a material impact on our consolidated results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated results of operations and financial condition.

KEY BUSINESS METRICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing customers in accordance with our business plans. Churn approximated 3.5% for the first fiscal quarter of 2009 and 4.6% for the same period of fiscal 2008. Churn decreased due to a greater percentage of business customers than residential customers in the first fiscal quarter of 2009 compared with the same period in fiscal 2008. Business customers typically have a lower churn rate than residential customers. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing customers and attracting new customers, or if an increasing percentage of our customers decide to drop our VoIP services for other reasons such as cost, lack of use, or our inability to meet their requirements for phone service, our churn will likely increase and our business will be adversely affected.

Subscriber acquisition cost: Subscriber acquisition cost is defined as the combined costs of advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new customers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition costs increased to $162 per service for the first fiscal quarter of 2009 from $138 per service for the comparable period in fiscal 2008 due to our marketing focus on small businesses rather than residential customers. Historically, the subscriber cost of acquisition for a business customer is greater than the cost to acquire a residential subscriber.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$15,019	$13,411	$1,608	12.0%
Percentage of total revenues	92.2%	91.0%

Service revenues consist primarily of revenues attributable to the provisioning of our Packet8 service and royalties earned under our technology licensing program. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. The increase for the first quarter of fiscal 2008 was primarily due to a $2.5 million increase in revenues attributable to the growth in the business customer base. In fiscal 2007, we redirected most of our marketing efforts from targeting residential customers to marketing our business services to small businesses. The business customer base grew from serving approximately 8,000 businesses on June 30, 2007, to approximately 12,000 on June 30, 2008. The increase in service revenues during the first quarter of fiscal 2009 was partially offset by a net reduction of $0.3 million attributable to residential and videophone services and a $0.6 million reduction in the one time recognition of revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia in June 2007 that interconnected VoIP providers are not required to obtain pre-approval of the traffic studies. As a result of that ruling, in the first quarter of fiscal 2008 we retroactively applied our traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $0.6 million from the reduction of the related accrued liability in the first fiscal quarter of 2008.

	June 30,		Dollar	Percent
Product revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,262	$1,331	$(69)	-5.2%
Percentage of total revenues	7.8%	9.0%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. Product revenue for the first quarter of fiscal 2009 was lower primarily because of a decrease in new residential customers and in the first quarter of fiscal 2009.

No customer represented greater than 10% of our total revenues for the three months ended June 30, 2008 and 2007. Revenues from customers outside the United States were not material for the three months ended June 30, 2008 or 2007.

	June 30,		Dollar	Percent
Cost of service revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,814	$3,986	$(172)	-4.3%
Percentage of service revenues	25.4%	29.7%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three months ended June 30, 2008 decreased $0.2 million over the comparable period in the prior fiscal year primarily due to a reduction in pricing by third party network service vendors and our system for using multiple third party network provider vendors. This system allows us to route call traffic to the third party network provider vendor with the most favorable pricing which resulted in a $0.3 million reduction in expenses during the first quarter of fiscal 2009. The $0.3 million decrease in cost of service revenues during the first quarter of fiscal 2009 was partially offset by an increase of $0.1 million in personnel expenses related to the establishment of a network operation center.

Cost of service revenues as a percentage of service revenues decreased from 29.7% of service revenues for the three months ended June 30, 2007 to 25.4% of service revenues for the three months ended June 30, 2008. The cost of service revenues decreased from the three months ended June 30, 2007 to the three months ended June 30, 2008 due to a reduction in pricing by third party network service vendors and an increase in the percentage of total revenue from business customers. The cost of service revenues for business customers is less than the cost of service revenues for residential customers.

	June 30,		Dollar	Percent
Cost of product revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,432	$1,383	$49	3.5%
Percentage of product revenues	113.5%	103.9%

The cost of product revenues consists of costs associated with systems, components, system and semiconductor manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The cost of product revenues remained consistent as product revenue did not increase.

We generally do not separately charge Packet8 customers for the terminal adapters used to provide our service when they subscribe on our website. We have offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer, and generally these incentives are recorded as reductions of revenue. In accordance with FASB Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 services revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters at the time of purchase.

Cost of product revenues as a percentage of product revenues increased from 103.9% of product revenues for the three months ended June 30, 2007 to 113.5% of product revenues for the three months ended June 30, 2008. The cost of product revenues as a percentage of product revenues increased due to increased discounting of product sales by our sales force in the three months ended June 30, 2008.

	June 30,		Dollar	Percent
Research and development	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,192	$1,057	$135	12.8%
Percentage of total revenues	7.3%	7.2%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The increase in research and development expenses for the first quarter of fiscal 2009, compared with the same period in the prior fiscal year, was primarily attributable to an increase in personnel expenses.

	June 30,		Dollar	Percent
Selling, general and administrative	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,751	$8,919	$(168)	-1.9%
Percentage of total revenues	53.7%	60.5%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the first quarter of fiscal 2009 decreased over the same quarter in the prior fiscal year primarily because of a $0.9 reduction in sales and use tax expense as we began collecting such taxes directly from customers in fiscal 2008, a $0.3 million decrease in sales agent and retailer commission and a $0.2 million decrease in accounting and tax related expenses. The decrease in expenses was offset by a $0.7 million net increase in personnel and temporary personnel costs and a $0.5 million increase in advertising, public relations and other marketing and promotional expenses.

	June 30,		Dollar	Percent
Other income, net	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$85	$132	$(47)	-35.6%
Percentage of total revenues	0.5%	0.9%

In the first fiscal quarter of 2009, other income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances. The decrease in other income for the first quarter of fiscal 2009 over the same period in fiscal 2008 was primarily due to lower average interest rates.

Income (loss) on change in fair	June 30,		Dollar	Percent
value of warrant liability	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$69	$979	$(910)	-93.0%
Percentage of total revenues	0.4%	6.6%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The decrease in the income from change in fair value of warrants in the first fiscal quarter of 2009 compared to the same period in fiscal 2008 was due to the reclassification of amended warrants for 3,659,624 shares of common stock from a liability to equity in the second quarter of fiscal 2008 and a reduction in the fair value of the remaining warrants due to a reduction in the expected stock price, volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

	June 30,		Dollar	Percent
Provision for income tax	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$58	$-	$58	100.0%
Percentage of total revenues	0.4%	0.0%

The income tax provision for the first quarter of fiscal 2009 was due to a 10% foreign withholding tax on royalty revenue related to one of our technology licensee customers. No income tax provision was recorded during the three month period ended June 30, 2007, due to year to date net losses incurred. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the entire benefit of our net operating losses. Accordingly, a valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $14.8 million in cash and cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2008 was $0.4 million, compared with $0.2 million provided by operating activities for the three months ended June 30, 2007. The net cash provided by operating activities for the three months ended June 30, 2008 resulted primarily from net income of $1.2 million, an $0.8 million increase in accounts payable, a $0.7 million adjustment for depreciation and stock compensation and a $0.2 million reduction in accounts receivable related to the payment by a nationwide retailer reduced by an $0.8 million reduction of accrued taxes, a $0.7 million reduction of deferred revenue, a reduction of $0.7 million due to payment of accrued sales tax, and a $0.2 million increase in inventory due to the procurement of the new business IP phones launched in July 2008. The net cash provided by operating activities for the three months ended June 30, 2007 was primarily due to net income of $0.5 million reduced by the change in fair value of warrant liability of $1.0 million off set by an increase in accounts payable of $0.2 million and a $0.6 million adjustment for depreciation and stock compensation.

Contractual Obligations

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2008 totaled $182,000 with accumulated amortization of $74,000.

We lease our primary facility in Santa Clara, California under a noncancelable operating lease that expires in fiscal 2010. We also have a leased facility in France. The facility leases include rent escalation clauses that require us to pay taxes, insurance and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In January 2008, we entered into a contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At June 30, 2008, the total remaining obligation under the contract was $3.9 million.

At June 30, 2008, we had open purchase orders of approximately $2.4 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

As of June 30, 2008, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2008 due to the adoption of Fin 48.

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, will be sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next 12 months.

Although we believe that our current cash and cash equivalents will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months, our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new services or products, the costs to ensure access to our telecommunications services, and the continuing market acceptance of our services and products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests.

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

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Part of this portfolio includes investments in federal agency securities and corporate bonds.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures ("Disclosure Controls") that are designed to ensure that information we are required to disclose in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2008.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2009, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended March 31, 2008, which we filed with the Securities and Exchange Commission on May 27, 2008. The following discussion is of material changes to risk factors disclosed in that report.

We have a history of losses and are uncertain as to our future profitability.

We recorded operating income of $1.1 million for the three months ended June 30, 2008 and ended the period with an accumulated deficit of $199 million. We recorded an operating loss of $3.7 million for the year ended March 31, 2008 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of $14 million and $25 million for the fiscal years ended March 31, 2007 and 2006, respectively. We may incur operating losses in the foreseeable future, and such losses may be substantial. We may need to increase revenues in order to generate sustainable and increasing operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability consistently or to increase our profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on July 24, 2008, our common stock had a closing bid price of approximately $1.04 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of July 24, 2008, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $63,945,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and universal service fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. We have established an accrued tax liability of $0.8 million as of June 30, 2008, to account for the claims by some states that we should have collected and remitted sales taxes in the past. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

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

Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the Public Safety Answering Point, or PSAP, in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and actual location information. While the E-911 service we have deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our E-911 capabilities are not yet available from all locations. In addition, the only location information that our E-911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us prior to the 9-1-1 call. A customer's registered location may be different from the customer's actual location at the time of the call because customers can use the Packet8 service from any broadband connection anywhere in the world.

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

Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services. In late July 2008, the President signed into law the "New and Emerging Technologies 911 Improvement Act of 2008." The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of the liability protections to our national call center solution is unclear at the present time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

In May 2005, the FCC unanimously adopted an order and Notice of Proposed Rulemaking, or NPRM, which required VoIP providers that interconnect with the PSTN, or interconnected VoIP providers, to provide enhanced 9-1-1, or E-911, service.

On November 7, 2005, the Enforcement Bureau of the FCC issued a notice to interconnected VoIP providers detailing the information required to be submitted to the FCC in E-911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it would not require providers that had not achieved full E-911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP services to any existing customers, it did expect that such providers would discontinue marketing VoIP services, and accepting new customers for their services, in all areas where they are not transmitting 9-1-1 calls to the appropriate PSAP in full compliance with the FCC rules. On November 28, 2005, we began offering nomadic E-911 service to all of our customers with United States service addresses, and began charging those customers an additional $1.99 per month plus any applicable local 9-1-1 taxes and surcharges effective January 1, 2006. On November 28, 2005, we also modified the Packet8 account signup procedures to require service addresses to be entered and validated, at the time an order for service is placed, to ascertain whether Packet8's nomadic E-911 service is available at that address. On November 28, 2005, we also filed our E-911 compliance report which is available on the FCC's website, at http://www.fcc.gov, under Wireline Competition Docket Number 05-196. On March 19, 2007, we received a letter from the Enforcement Bureau of the FCC requesting that we file an updated E-911 Status Report no later than April 11, 2007. On April 11, 2007, we responded to the FCC stating that 91% of our customers are either in compliance with the VoIP 9-1-1 order or were signed up prior to November 28, 2005. We provide a nomadic emergency calling service to 100% of our customers who have a service location, as registered by the customer, within the United States.

The FCC may determine that our nomadic emergency calling solution does not satisfy the requirements of its VoIP E-911 order because, in some instances, our nomadic emergency calling solution requires that we route an emergency call to a national emergency call center instead of connecting our customers directly to a local PSAP through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those customers not receiving access to emergency services in a manner consistent with the VoIP E-911 order. The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our business, financial condition or operating results.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our customers on the Internet. The FCC ' s VoIP E-911 order has increased our cost of doing business and may adversely affect our ability to deliver the Packet8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. Our compliance with and increased costs due to the FCC ' s VoIP E-911 order put us at a competitive disadvantage to those VoIP service providers who have chosen not to comply with the FCC's mandates. We cannot guarantee that emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services from outside of the United States. The FCC's current VoIP E-911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

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

Date: August 1, 2008

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)