Form 10-Q
period 2008-09-30
8X8 INC /DE/
filed 2008-10-31
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

      The number of shares of the Registrant's Common Stock outstanding as of October 30, 2008 was 62,331,573.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,772	$11,185
Short-term investments	-	3,382
Accounts receivable, net	710	1,807
Inventory	1,753	1,539
Deferred cost of goods sold	734	943
Other current assets	787	549
Total current assets	19,756	19,405
Property and equipment, net	1,770	2,010
Other assets	18	136
Total assets	$21,544	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,769	$4,885
Accrued compensation	1,168	1,048
Accrued warranty	298	314
Accrued taxes	1,780	2,896
Deferred revenue	3,646	3,139
Other accrued liabilities	779	976
Total current liabilities	11,440	13,258

Other liabilities	66	109
Fair value of warrant liability	75	335
Total liabilities	11,581	13,702

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	208,888	208,001
Accumulated other comprehensive loss	-	5
Accumulated deficit	(198,987)	(200,219)
Total stockholders' equity	9,963	7,849
Total liabilities and stockholders' equity	$21,544	$21,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service revenues	$14,903	$13,272	$29,922	$26,683
Product revenues	1,522	1,496	2,784	2,827
Total revenues	16,425	14,768	32,706	29,510

Operating expenses:
Cost of service revenues	4,022	4,430	7,836	8,416
Cost of product revenues	1,673	2,652	3,105	4,035
Research and development	1,299	1,026	2,491	2,083
Selling, general and administrative	9,667	10,050	18,418	18,969
Total operating expenses	16,661	18,158	31,850	33,503
Income (loss) from operations	(236)	(3,390)	856	(3,993)
Other income, net	107	161	192	293
Income on change in fair value of warrant liability	190	671	259	1,650
Income (loss) before provision for income taxes	61	(2,558)	1,307	(2,050)
Provision for income taxes	17	-	75	-
Net income (loss)	$44	$(2,558)	$1,232	$(2,050)

Net income (loss) per share:
Basic	$0.00	$(0.04)	$0.02	$(0.03)
Diluted	$0.00	$(0.04)	$0.02	$(0.03)

Weighted average number of shares:
Basic	62,278	61,870	62,187	61,822
Diluted	62,361	61,870	62,277	61,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,232	$(2,050)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	662	789
Stock-based compensation	664	635
Income on change in fair value of warrant liability	(260)	(1,650)
Other	116	100
Changes in assets and liabilities:
Accounts receivable, net	1,015	124
Inventory	(257)	684
Other current and noncurrent assets	(120)	(132)
Deferred cost of goods sold	209	724
Accounts payable	(1,151)	(638)
Accrued compensation	120	43
Accrued warranty	(16)	16
Accrued taxes and fees	(1,116)	455
Deferred revenue	507	2,129
Other current and noncurrent liabilities	(222)	(246)
Net cash provided by operating activities	1,383	983

Cash flows from investing activities:
Purchases of property and equipment	(386)	(291)
Purchase of investments	-	(3,323)
Maturities of short-term investments	3,385	1,150
Sale of property and equipment	-	1
Net cash provided by (used in) investing activities	2,999	(2,463)

Cash flows from financing activities:
Capital lease payments	(18)	(20)
Proceeds from issuance of common stock under employee stock plans	223	130
Net cash provided by financing activities	205	110
Net increase (decrease) in cash and cash equivalents	4,587	(1,370)

Cash and cash equivalents at the beginning of the period	11,185	6,735
Cash and cash equivalents at the end of the period	$15,772	$5,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets communication technology and services for Internet protocol, or IP, telephony and video applications. The Company was incorporated in California in February 1987, and in October 1996 was reincorporated in Delaware.

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

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes and this report on Form 10-Q to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ending March 31, 2009).

LIQUIDITY

Although the Company achieved positive cash flows from operations in the fiscal year ended March 31, 2008, and the six months ended September 30, 2008, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, on terms that are acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

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

Investments

The Company's investments are comprised of money market funds. All short-term investments are classified as available-for-sale.

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

As of September 30, 2008, the 1992 Stock Plan, 1996 Stock Plan, 1996 Director Option Plan and 1999 Nonstatutory Stock Option Plan were expired or cancelled, but there are still options outstanding under these plans, which generally vest over four years. Such options were granted at fair market value on the date of the grant and expire ten years from that date.

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

Option Activity

Option activity since March 31, 2008 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2008	3,935,125	10,301,064	$2.00
Changes in options available for grant	-	-	1.16
Granted	(1,300,000)	1,300,000	0.94
Exercised	-	(3,000)	0.69
Canceled/forfeited	257,823	(257,823)	1.93
Termination of plans	(161,448)	-	-
Balance at September 30, 2008	2,731,500	11,340,241	$1.88

The following table summarizes the stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.18	2,363,848	$0.98	7.73	$57,439	828,097	$1.02	$57,439
$1.19 - $1.27	2,460,375	$1.26	8.69	-	800,006	$1.26	-
$1.28 - $1.72	2,775,710	$1.56	6.63	-	2,117,620	$1.57	-
$1.73 - $2.44	2,269,932	$1.92	4.38	-	2,020,685	$1.93	-
$2.45 - $14.94	1,470,376	$4.94	3.42	-	1,449,482	$4.96	-
	11,340,241			$57,439	7,215,890		$57,439

Stock-based Compensation Expense

As of September 30, 2008, there was $2.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.73 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and six-month periods ended September 30, 2008 and 2007, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	81%	79%	80%	79%
Expected dividend yield	-	-	-	-
Risk-free interest rate	3.06%	4.43%	3.03%	4.46%
Weighted average expected option term	4.86 years	3.42 years	4.67 years	3.46 years
Weighted average fair value of options granted	$0.57	$0.71	$0.59	$0.72

In accordance with SFAS 123(R), the Company recorded compensation expense relative to stock options of $316,000 and $401,000 for the three months ended September 30, 2008 and 2007 and $611,000 and $587,000 for the six months ended September 30, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $20,000 and $29,000 for the three months ended September 30, 2008 and 2007 and $53,000 and $48,000 for the six months ended September 30, 2008 and 2007, respectively in accordance with SFAS 123(R).

The adoption of SFAS No. 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	47%	54%	47%	54%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.69%	4.89%	1.69%	4.89%
Weighted average expected option term	0.75 years	0.75 years	0.75 years	0.75 years
Weighted average fair value of options granted	$0.35	$0.46	$0.35	$0.46

As of September 30, 2008, there was $58,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.4 years.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended September 30, 2008 and 2007 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three and six months ended September 30, 2008 and 2007 which was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of service revenues	$3	$7	$7	$7
Cost of product revenues	5	6	9	7
Research and development	56	84	125	125
Selling, general and administrative	272	333	523	496
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	336	430	664	635

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$336	$430	$664	$635

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2010 and does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements--an Amendment of ARB No. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2010 and does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated results of operations and financial condition.

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

3. BALANCE SHEET DETAIL
	September 30,	March 31,
	2008	2008
Inventory (in thousands):
Work-in-process	$929	$1,095
Finished goods	824	444
	$1,753	$1,539

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, shares to be issued under the employee stock purchase plan and warrants.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common stockholders	$44	$(2,558)	$1,232	$(2,050)

Denominator:
Common shares	62,278	61,870	62,187	61,822

Denominator for basic calculation	62,278	61,870	62,187	61,822
Employee stock options	83	-	90	-
Employee stock purchase plan	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted calculation	62,361	61,870	62,277	61,822

Net income (loss) per share
Basic	$0.00	$(0.04)	$0.02	$(0.03)
Diluted	$0.00	$(0.04)	$0.02	$(0.03)

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Common stock options	10,185	10,487	10,156	10,487
Warrants	7,838	8,327	7,838	8,327
	18,023	18,814	17,994	18,814

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net loss and comprehensive loss is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive loss for the three and six months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss), as reported	$44	$(2,558)	$1,232	$(2,050)
Unrealized gain (loss) on investments in securities	-	10	(5)	9
Comprehensive income (loss)	$44	$(2,548)	$1,227	$(2,041)

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Packet8 and videophones/equipment	$16,182	$14,746	$32,451	$29,371
Technology licensing and related software	243	22	255	139
Total revenues	$16,425	$14,768	$32,706	$29,510

No customer represented greater than 10% of the Company's total revenues for the three and six months ended September 30, 2008 or 2007. Revenues from customers outside the United States were not material for the three and six months ended September 30, 2008 or 2007.

7. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, it is more likely than not expected to be realized. Other than a $75,000 foreign withholding tax on royalty revenue from a customer in Spain, the Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because of net losses incurred, or net operating loss carryforwards that it expects to utilize for which there is a valuation allowance.

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

The Company had unrecognized tax benefits of approximately $2.1 million as of March 31, 2008 related to federal and state research and development tax credits. The Company does not believe that there has been any change in the unrecognized tax benefits in the period ended September 30, 2008 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. The application of FIN 48 would have resulted in a decrease in the accumulated deficit of $2.1 million, except that the decrease was fully offset by the application of a valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2008 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2008 federal tax return and all state income tax returns. As of September 30, 2008, these returns had not yet been filed. In addition, as of September 30, 2008, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2008.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the six months ended September 30, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations, during the three and six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$316	$342	$314	$323
Accruals for warranties	74	80	139	184
Settlements	(92)	(83)	(155)	(168)
Balance at end of period	$298	$339	$298	$339

Standby letters of credit

The Company has a standby letter of credit totaling $100,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's bank. This letter of credit is recorded in the other current assets line item in the condensed consolidated balance sheets.

Leases

At September 30, 2008, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2009	$246
2010	206
Total minimum payments	$452

In April 2005, June 2006 and March 2007, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At September 30, 2008, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2009	$21
2010	42
2011	26
2012	22
Total minimum payments	111
Less: Amount representing interest	(7)
104
Less: Short-term portion of capital lease obligations	(38)
Long-term portion of capital lease obligations	$66

Capital leases included in office equipment were $182,000 at September 30, 2008. Total accumulated depreciation was $83,000 at September 30, 2008. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In January 2008, the Company entered into a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At September 30, 2008, the total remaining obligation under the contract was $2.6 million.

Legal Proceedings

From time to time, the Company may be involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation,it could have a material adverse impact on the Company's operating results, cash flows or financial position.

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, except that the Company has historically complied with the California sales tax and financial contributions to the 9-1-1 system and universal service fund. The Company has received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and the Company has begun collecting and remitting Taxes in those states. Additionally, some of these Taxes could apply to the Company retroactively. As such, we have an accrued tax liability of $0.7 million at September 30, 2008 as our current estimate of the potential tax exposure for any retroactive assessment.

Regulatory Matters

Like many interconnected VoIP providers, the Company relies on a third party to route emergency calls originated by our customers. For certain customers, the third party solution provider may route 911 calls to a national emergency call center in the event of a system outage or other circumstances. The emergency dispatchers in this national call center may utilize the location information provided by the customer to route the call to the correct Public Safety Answering

Point ("PSAP"), which is a local call center staffed by trained emergency operators, or first responder. The FCC could determine that calls routed in this manner do not satisfy its requirements should we be unable to connect our customers directly to a PSAP. The Company may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers, whose 911 calls are routed to a national emergency call center and not directly to a PSAP. As of September 30, 2008, the Company provided emergency calling services to 100% of its customers located in the United States.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

KEY BUSINESS METRICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

Churn: Average monthly subscriber line churn for a particular period is calculated by dividing the number of lines that terminated during that period by the simple average number of lines during the period and dividing the result by the number of months in the period. The simple average number of lines during the period is the number of lines on the first day of the period, plus the number of lines on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after purchasing our service. Management reviews this metric to evaluate whether we are retaining our existing customers in accordance with our business plans. Churn approximated 4.2% for the second fiscal quarter of 2009 and 3.9% for the same period of fiscal 2008. During the second fiscal quarter of 2009, approximately 19,000 former customers of a failed competitor that subscribed to our service in the second fiscal quarter of 2008 were either up for renewal of our residential annual service plan or past their one year anniversary on our monthly service plan which allows for cancellation without penalty. Approximately 4,000 of these customers cancelled their service with us in the second fiscal quarter of 2009 and contributed to the increase in churn compared to the second fiscal quarter of 2008. If we are unable to compete effectively against our existing competitors as well as against potential new entrants into the VoIP telephone service business, in both retaining our existing customers and attracting new customers, or if an increasing percentage of our customers decide to drop our VoIP services for other reasons such as cost, lack of use, or our inability to meet their requirements for phone service, our churn will likely increase and our business will be adversely affected.

Subscriber acquisition cost: Subscriber acquisition cost is defined as the combined costs of advertising, marketing, promotions, commissions and equipment subsidies. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new customers on an economical basis in the context of estimated subscriber lifetime value. Subscriber acquisition costs increased to $163 per service for the second fiscal quarter of 2009 from $99 per service for the comparable period in fiscal 2008 due to a shift in our marketing focus to small businesses from residential customers. Historically, the subscriber cost of acquisition for a business customer is greater than the cost to acquire a residential subscriber.

OUTLOOK

Historically, the months of July and August are our slowest and most difficult months of the year for new business sales. In the past two years, we achieved record sales numbers during the month of September, which more than offset the slow sales performance in July and August. The second quarter of fiscal 2009 followed this pattern but, instead of the quarter-end ramp and acceleration that occurred in prior years, we saw linear growth throughout the month of September 2008. We attribute this change to the current macroeconomic environment. In addition, we actively monitor cancellations for non-payment. Historically, cancellations for non-payment represent approximately a third of our total business customer cancellations. We did not experience a significant change in customer cancellations for non-payment or customer cash collections in the second quarter of fiscal 2009, but management remains focused on monitoring these metrics in light of the current U.S. macroeconomic conditions.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$14,903	$13,272	$1,631	12.3%
Percentage of total revenues	90.7%	89.9%
Six months ended	$29,922	$26,683	$3,239	12.1%
Percentage of total revenues	91.5%	90.4%

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase for the second quarter of fiscal 2009 compared with the same period in the prior fiscal year was primarily due to a $2.4 million increase in revenues attributable to the growth in the business customer base and a $0.2 million increase in revenue attributable to royalties earned. In fiscal 2007, we redirected most of our marketing efforts from targeting residential customers to marketing our business services to small businesses. The business customer base grew from serving approximately 9,000 businesses on September 30, 2007 to approximately 13,700 on September 30, 2008. The increase in service revenues from business customers during the second quarter of fiscal 2009 was partially offset by a net reduction of $1.0 million attributable to residential and videophone services.

The increase for the first six months of fiscal 2009 compared with the same period in the prior fiscal year resulted primarily from a $4.9 million increase in revenues attributable to the growth in the business customer base and a $0.1 million increase in revenue attributable to royalties earned. The increase in service revenues from business customers was partially offset by a net reduction of $1.2 million attributable to residential and videophone services in the six-month period. As well, compared with the same period last year, there was a $0.6 million reduction in the one time recognition of revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia in June 2007 that interconnected VoIP providers are not required to obtain pre-approval of traffic studies. As a result of the ruling, in the first quarter of fiscal 2008 we retroactively applied our traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $0.6 million from the reduction of the related accrued liability in the first fiscal quarter of 2008.

	September 30,		Dollar	Percent
Product revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,522	$1,496	$26	1.7%
Percentage of total revenues	9.3%	10.1%
Six months ended	$2,784	$2,827	$(43)	-1.5%
Percentage of total revenues	8.5%	9.6%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. The increase in product revenue for the second quarter of fiscal 2009 was primarily due to growth in the business customer base. This increase in product revenues was offset by a decrease in new residential customers. The decrease for the first six months of fiscal 2009 compared to the same period in the prior fiscal year was lower primarily because of a decrease in new residential customers.

No customer represented greater than 10% of our total revenues for the three and six months ended September 30, 2008 and 2007. Revenues from customers outside the United States were not material for the three and six months ended September 30, 2008 or 2007.

	September 30,		Dollar	Percent
Cost of service revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,022	$4,430	$(408)	-9.2%
Percentage of service revenues	27.0%	33.4%
Six months ended	$7,836	$8,416	$(580)	-6.9%
Percentage of service revenues	26.2%	31.5%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three and six months ended September 30, 2008 decreased $0.4 million and $0.6 million, respectively, over the comparable periods in the prior fiscal year due to a reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel costs over the comparable periods in the prior fiscal year.

Cost of service revenues as a percentage of service revenues decreased from 33.4% and 31.5% of service revenues for the three and six months ended September 30, 2007 to 27.0% and 26.2% of service revenues for the three and six months ended September 30, 2008. The cost of service revenues as a percentage of service revenues decreased from the three and six months ended September 30, 2007 to the three and six months ended September 30, 2008 due to a reduction in pricing by third party network service vendors and an increase in the percentage of total revenue from business customers. The cost of service revenues as a percentage of service revenues is less for business customers than for residential customers.
	September 30,		Dollar	Percent
Cost of product revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,673	$2,652	$(979)	-36.9%
Percentage of product revenues	109.9%	177.3%
Six months ended	$3,105	$4,035	$(930)	-23.0%
Percentage of product revenues	111.5%	142.7%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling.

The decrease in the cost of product revenues for the three and six months ended September 30, 2008 compared with the same periods in the prior fiscal year was primarily due to a decrease in shipments of equipment to residential subscribers who had switched to our service when one of our competitors shut down and terminated its service offering in the second fiscal quarter of 2008. The decrease in cost of product revenues for the three and six months ended September 30, 2008 was partially offset by an increase in shipments of business service equipment.

We generally do not separately charge Packet8 residential subscribers for the terminal adapters or telephone equipment used to provide our service when they subscribe on our website. We have offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer, and generally these incentives are recorded as reductions of revenue. In accordance with FASB Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 services revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters at the time of purchase.

Cost of product revenues as a percentage of product revenues decreased from 177.3% and 142.7% of product revenues for the three and six months ended September 30, 2007 to 109.9% and 111.5% of product revenues for the three and six months ended September 30, 2008. The cost of product revenues as a percentage of product revenues decreased due to decreased discounting of product sales by our sales force in the three and six months ended September 30, 2008.

	September 30,		Dollar	Percent
Research and development	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,299	$1,026	$273	26.6%
Percentage of total revenues	7.9%	6.9%
Six months ended	$2,491	$2,083	$408	19.6%
Percentage of total revenues	7.6%	7.1%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The increase in research and development expenses for the second quarter of fiscal 2009 and the first six months of fiscal 2009 compared with the same periods in the prior fiscal year was primarily attributable to an increase in personnel expenses.

	September 30,		Dollar	Percent
Selling, general and administrative	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,667	$10,050	$(383)	-3.8%
Percentage of total revenues	58.9%	68.1%
Six months ended	$18,418	$18,969	$(551)	-2.9%
Percentage of total revenues	56.3%	64.3%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the second quarter of fiscal 2009 decreased over the same quarter in the prior fiscal year primarily because of a $0.6 million reduction in sales agent and retailer commissions, a $0.3 reduction in sales and use tax expense as we began collecting such taxes directly from customers in fiscal 2008, and a $0.1 million reduction in credit card processing fees. The decrease in expenses was partially offset by a $0.3 million increase in personnel and temporary personnel costs, a $0.2 million increase in advertising, public relations and other marketing and promotional expenses and $0.1 million increase in legal expenses.

Selling, general and administrative expenses for the first six months of fiscal 2009 decreased over the same period in the prior fiscal year primarily because of a $1.1 million reduction in sales and use tax expense as we began collecting such taxes directly from customers in fiscal 2008, a $0.9 million reduction in sales agent and retailer commissions and a $0.2 million reduction in accounting and tax expenses. The decrease in expenses was partially offset by a $1.0 million increase in personnel and temporary personnel costs and a $0.7 million increase in advertising, public relations and other marketing and promotional expenses.

	September 30,		Dollar	Percent
Other income, net	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$107	$161	$(54)	-33.5%
Percentage of total revenues	0.7%	1.1%
Six months ended	$192	$293	$(101)	-34.5%
Percentage of total revenues	0.6%	1.0%

In the second fiscal quarter of 2009 and the first six months of fiscal 2009, other income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances. The decrease in other income, net for the second quarter of fiscal 2009 and the first six months of fiscal 2009 from the same periods in fiscal 2008 was primarily due to lower average interest rates and a reduction in investments.

Income (loss) on change in fair	September 30,		Dollar	Percent
value of warrant liability	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$190	$671	$(481)	-71.7%
Percentage of total revenues	1.2%	4.5%
Six months ended	$259	$1,650	$(1,391)	-84.3%
Percentage of total revenues	0.8%	5.6%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The decrease in the income from change in fair value of warrants in the second fiscal quarter of 2009 and the first six months of fiscal 2009 compared with the same periods in fiscal 2008 was due to the reclassification of amended warrants for 3,659,624 shares of common stock from a liability to equity in the second quarter of fiscal 2008 and a reduction in the fair value of the remaining warrants due to a reduction in the expected stock price, volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

	September 30,		Dollar	Percent
Provision for income tax	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$17	$-	$17	100.0%
Percentage of total revenues	0.1%	0.0%
Six months ended	$75	$-	$75	100.0%
Percentage of total revenues	0.2%	0.0%

No income tax provision was recorded during the three and six month periods ended September 30, 2008, due to year to date net losses incurred. We recorded a provision for the three and six month periods of fiscal 2009 for foreign withholding tax on royalty revenue. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the entire benefit of our net operating losses. Accordingly, a valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $15.8 million in cash and cash equivalents.

Net cash provided by operating activities for the six months ended September 30, 2008 was $1.4 million, compared with $1.0 million provided by operating activities for the six months ended September 30, 2007. The net cash provided by operating activities for the six months ended September 30, 2008 resulted primarily from net income of $1.2 million, a $1.3 million adjustment for depreciation and stock compensation, a $1.0 million reduction in accounts receivable primarily related to the payment by a national retailer and payments from licensing and royalty revenue, a $0.2 million reduction in deferred cost of goods sold related to retailer returns, and a $0.5 million increase in deferred revenue related to cash collections of $3.0 million from annual plan subscription renewals offset by a $2.4 million recognition of annual plan revenue.  This was reduced by a $0.3 million increase in inventory due to the procurement of the new business IP phones launched in July 2008, a $1.2 million reduction in accounts payable, a reduction of $0.9 million due to payment of accrued sales tax and a net $0.2 million reduction in accrued taxes.

The net cash provided by operating activities for the six months ended September 30, 2007 resulted primarily from a $2.1 million increase in deferred revenue related to cash collections of $3.6 million from annual plan subscriptions offset by recognition of $0.9 million of annual plan revenue and $0.5 million due to conversion of retailer transactions to consigned inventory, a $1.4 million adjustment for depreciation and stock compensation, a $0.7 decrease in deferred cost of goods due to conversion of retailer transaction to consigned inventory and a $0.7 decrease in inventory due to lower inventory levels of customer premise equipment (CPE) offset by the $2.1 million net loss, a $1.6 million reduction in the fair value of warrant liability and a $0.6 million reduction in accounts payable.

Contractual Obligations

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2008 totaled $182,000 with accumulated amortization of $83,000.

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

In January 2008, we entered into a contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At September 30, 2008, the total remaining obligation under the contract was $2.6 million.

At September 30, 2008, we had open purchase orders of approximately $1.3 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

As of September 30, 2008, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2008 due to the adoption of FIN 48.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a portion of our revenues from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, almost all of our arrangements with our contract manufacturers are denominated in U.S. dollars. The operations at our subsidiary in France expose us to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant, and we do not currently anticipate significant growth in foreign operations that would result in increased exposure to this risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 ("Disclosure Controls") that are designed to ensure that information the Company is required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2009, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8," which is incorporated herein by reference.

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

We recorded operating income of $0.9 million for the six months ended September 30, 2008 and ended the period with an accumulated deficit of $199 million. We recorded an operating loss of $3.7 million for the year ended March 31, 2008 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of $14 million and $25 million for the fiscal years ended March 31, 2007 and 2006, respectively. We may incur operating losses in the foreseeable future, and such losses may be substantial. We may need to increase revenues in order to generate sustainable and increasing operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability consistently or to increase our profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on October 30, 2008, our common stock had a closing bid price of approximately $0.78 per share. We also must meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of October 30, 2008, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $48,094,000 and we were therefore in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b).

On October 16, 2008, NASDAQ announced that it would temporarily suspend enforcement of its rules regarding minimum closing bid price and minimum market value of public shares in light of current extraordinary market conditions. Both rules are to be reinstated on January 16, 2009.

There can be no assurances that we will continue to meet the continued listing requirements. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our NASDAQ Capital Market listing may:

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

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and universal service fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. We have established an accrued tax liability of $0.7 million as of September 30, 2008, to account for the claims by some states that we should have collected and remitted sales taxes in the past. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

The Rates We Pay to Underlying Telecommunications Carriers May Increase Which May Reduce Our Profitability and Increase the Retail Price of our Service.

The FCC is considering new rules that may impact charges that regulated telecommunications carriers assess each other for originating and terminating traffic. It is possible that the FCC will adopt an Order as early as November 4, 2008 that subjects interconnected VoIP traffic to increased charges. Should this occur, the rates that we pay to our underlying carriers may increase which may reduce our profitability and may also increase the retail price of our service making our service less competitive with other providers of similar calling services. We cannot predict the outcome of this proceeding nor do we know what the full impact of the pending Order will be as it has neither been adopted nor released at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2008 Annual Meeting of Stockholders was held August 26, 2008, at the Company's principal executive offices in Santa Clara, California. At the meeting, shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 77% of eligible votes associated with outstanding votable securities.

The voting results are set forth below.

PROPOSAL 1. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for director, who constituted all of the directors of the Company, were elected at the meeting with the following vote totals:

Name of Nominee	Votes Cast for	Votes Withheld
Bryan R. Martin	46,395,304	1,243,396
Guy L. Hecker, Jr.	46,492,364	1,146,336
Christopher McNiffe	46,423,063	1,215,637
Joe Parkinson	46,396,032	1,242,668
Donn Wilson	46,364,830	1,273,870

PROPOSAL 2. Our stockholders ratified our Audit Committee's selection of Moss Adams LLP as our independent public accountants for fiscal 2009.

For	Against	Abstentions
46,913,412	605,093	120,195

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

Date: October 31, 2008

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)