Form 10-Q
period 2008-12-31
8X8 INC /DE/
filed 2009-02-02
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

      The number of shares of the Registrant's Common Stock outstanding as of January 29, 2009 was 62,417,873.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,195	$11,185
Short-term investments	-	3,382
Accounts receivable, net	698	1,807
Inventory	1,901	1,539
Deferred cost of goods sold	652	943
Other current assets	662	549
Total current assets	20,108	19,405
Property and equipment, net	1,814	2,010
Other assets	11	136
Total assets	$21,933	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,992	$4,885
Accrued compensation	1,435	1,048
Accrued warranty	327	314
Accrued taxes	1,589	2,896
Deferred revenue	3,212	3,139
Other accrued liabilities	963	976
Total current liabilities	11,518	13,258

Other liabilities	56	109
Fair value of warrant liability	10	335
Total liabilities	11,584	13,702

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	209,094	208,001
Accumulated other comprehensive income (loss)	-	5
Accumulated deficit	(198,807)	(200,219)
Total stockholders' equity	10,349	7,849
Total liabilities and stockholders' equity	$21,933	$21,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service revenues	$14,366	$14,426	44,288	$41,109
Product revenues	1,837	1,378	4,621	4,205
Total revenues	16,203	15,804	48,909	45,314

Operating expenses:
Cost of service revenues	3,699	4,364	11,535	12,780
Cost of product revenues	1,681	1,175	4,786	5,210
Research and development	1,183	1,081	3,674	3,164
Selling, general and administrative	9,562	9,604	27,980	28,573
Total operating expenses	16,125	16,224	47,975	49,727
Income (loss) from operations	78	(420)	934	(4,413)
Other income, net	74	1,361	266	1,654
Income on change in fair value of warrant liability	66	448	325	2,098
Income (loss) before provision for income taxes	218	1,389	1,525	(661)
Provision for income taxes	38	-	113	-
Net income (loss)	$180	$1,389	1,412	$(661)

Net income (loss) per share:
Basic	$0.00	$0.02	$0.02	$(0.01)
Diluted	$0.00	$0.02	$0.02	$(0.01)

Weighted average number of shares:
Basic	62,332	61,927	62,236	61,857
Diluted	62,394	62,113	62,428	61,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,412	$(661)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	976	1,187
Stock compensation	870	958
Income on change in fair value of warrant liability	(325)	(2,098)
Other	175	109
Changes in assets and liabilities:
Accounts receivable, net	997	46
Inventory	(419)	656
Other current and noncurrent assets	12	(209)
Deferred cost of goods sold	291	839
Accounts payable	(1,010)	(112)
Accrued compensation	387	344
Accrued warranty	13	13
Accrued taxes and fees	(1,307)	787
Deferred revenue	73	1,556
Other current and noncurrent liabilities	(38)	(804)
Net cash provided by operating activities	2,107	2,611

Cash flows from investing activities:
Purchases of property and equipment	(677)	(505)
Purchase of investments	-	(3,323)
Maturities of short-term investments	3,385	2,150
Sale of short-term investments	-	1,000
Sale of property and equipment	-	1
Net cash provided by (used in) investing activities	2,708	(677)

Cash flows from financing activities:
Capital lease payments	(28)	(30)
Proceeds from issuance of common stock under employee stock plans	223	130
Net cash provided by financing activities	195	100
Net increase in cash and cash equivalents	5,010	2,034

Cash and cash equivalents at the beginning of the period	11,185	6,735
Cash and cash equivalents at the end of the period	$16,195	$8,769

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

The Company offers the Packet8 broadband Voice over Internet Protocol, or VoIP, and video communications services and equipment, Packet8 Virtual Office service, Packet8 Trunking service, Packet8 Hosted Key System service and Packet8 MobileTalk service. The Packet8 voice and video communications service ("Packet8") enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection to make or receive calls from a regular telephone number. All Packet8 telephone accounts come with voice mail, caller ID, call waiting, call forwarding, hold, 3-way conferencing, web access to account controls, and online billing. In addition, 8x8 offers videophones for use with the Packet8 service. 8x8 has developed a suite of business services called Packet8 Virtual Office that offer feature-rich communications services to small and medium-sized business, eliminating the need for traditional telecommunications services and business phone systems. 8x8's primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business VoIP solution. Packet8 Virtual Office can completely replace a company's PBX infrastructure and deliver all telecom services over a managed or unmanaged broadband Internet connection. In June 2008, the Company launched Packet8 Virtual Trunking, which allows customers to utilize their existing PBX equipment and purchase inbound and outbound dial tone service from the Company. In July 2008, the Company introduced the Packet8 Hosted Key System service which replaces traditional premise-based telephone "key systems" typically used by companies whose size or structure dictates the sharing of multiple, common phone lines among employees. The Company also sells pre-programmed IP and analog telephones with speakerphones and a display screen, in conjunction with its Virtual Office service plans, which enable its business customers to access additional features of Virtual Office through on-screen phone menus. The Company's Packet8 MobileTalk service enables mobile phone users to make international phone calls from their mobile phones over the Packet8 international network.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes and this report on Form 10-Q to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ending March 31, 2009).

LIQUIDITY

Although the Company achieved positive cash flows from operations in the fiscal year ended March 31, 2008, and the nine months ended December 31, 2008, the Company historically has had negative cash flows from operations in comparable periods. These net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. The Company believes that current cash, cash equivalents and investments will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, on terms that are acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its long term business objectives.

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

Revenue Recognition

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

Warrant Liability

The Company accounts for its warrants in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of the Company's warrants require settlement in shares and are accounted for as permanent equity. The Company has two investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, EITF 00-19 requires that the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

Accounting for Stock-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and

related interpretations. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R).

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the first quarter of fiscal 2009 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS 123(R) criteria. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Plans

The Company has several stock-based compensation plans (the "Plans") that are described in Note 5 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The Company, under its various equity plans, grants stock options for shares of common stock to employees, non-employees, directors and consultants. As of December 31, 2008, the 1992 Stock Plan, 1996 Stock Plan, 1996 Director Option Plan and 1999 Nonstatutory Stock Option Plan had expired or been cancelled, but there are still options outstanding under these plans, which generally vest over four years. Such options were granted at fair market value on the date of the grant and expire ten years from that date.

The Company's 2006 Stock Plan (the "2006 Plan") has 7,000,000 shares of common stock reserved for issuance. The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The exercise price of incentive stock options may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option Activity

Option activity since March 31, 2008 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2008	3,935,125	10,301,064	$2.00
Granted	(1,724,500)	1,724,500	0.86
Exercised	-	(3,000)	0.69
Canceled/forfeited	560,742	(560,742)	1.63
Termination of plans	(249,200)	-	-
Balance at December 31, 2008	2,522,167	11,461,822	$1.85

The following table summarizes the stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.18	2,718,973	$0.92	7.46	$11,039	907,367	$1.01	$10,551
$1.19 - $1.27	2,316,833	$1.26	8.31	-	925,105	$1.26	-
$1.28 - $1.72	2,717,209	$1.56	5.77	-	2,229,225	$1.57	-
$1.73 - $2.81	2,436,431	$1.98	4.30	-	2,239,015	$1.99	-
$2.82 - $14.94	1,272,376	$5.27	2.52	-	1,272,376	$5.27	-
	11,461,822			$11,039	7,573,088		$10,551

Stock-based Compensation Expense

As of December 31, 2008, total unrecognized compensation cost related to stock options was $2.1 million. The Company expects to recognize these costs over a weighted average period of 2.68 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and nine-month periods ended December 31, 2008 and 2007, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Expected volatility	77%	75%	79%	79%
Expected dividend yield	-	-	-	-
Risk-free interest rate	2.07%	3.50%	2.79%	4.44%
Weighted average expected option term	4.74 years	3.00 years	4.69 years	3.45 years
Weighted average fair value of options granted	$0.37	$0.66	$0.54	$0.72

In accordance with SFAS 123(R), the Company recorded compensation expense relative to stock options of $176,000 and $287,000 for the three months ended December 31, 2008 and 2007 and $787,000 and $874,000 for the nine months ended December 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi- annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $30,000 and $37,000 for the three months ended December 31, 2008 and 2007 and $83,000 and $84,000 for the nine months ended December 31, 2008 and 2007, respectively, in accordance with SFAS 123(R).

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

As of December 31, 2008, total unrecognized compensation cost related to employee stock purchases was $28,000. The Company expects to recognize these costs over a weighted average period of 0.2 years.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended December 31, 2008 and 2007 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed by SFAS No. 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the three and nine months ended December 31, 2008 and 2007 which was recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of service revenues	$9	$7	$16	$14
Cost of product revenues	7	6	16	13
Research and development	12	59	137	184
Selling, general and administrative	178	252	701	747
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax	206	324	870	958

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$206	$324	$870	$958

3. BALANCE SHEET DETAIL
	December 31,	March 31,
	2008	2008
Inventory (in thousands):
Work-in-process	$1,095	$1,095
Finished goods	806	444
	$1,901	$1,539

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common stockholders	$180	$1,389	$1,412	$(661)

Denominator:
Common shares	62,332	61,927	62,236	61,857

Denominator for basic calculation	62,332	61,927	62,236	61,857
Employee stock options	38	100	71	-
Employee stock purchase plan	24	43	121	-
Warrants	-	43	-	-
Denominator for diluted calculation	62,394	62,113	62,428	61,857

Net income (loss) per share
Basic	$0.00	$0.02	$0.02	$(0.01)
Diluted	$0.00	$0.02	$0.02	$(0.01)

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Common stock options	11,365	9,591	10,588	10,287
Warrants	5,445	7,976	5,445	8,081
	16,810	17,567	16,033	18,368

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income (loss) and comprehensive income (loss) is due primarily to unrealized gains and losses on investments classified as available-for-sale. Comprehensive income (loss) for the three and nine months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss), as reported	$180	$1,389	$1,412	$(661)
Unrealized gain (loss) on investments in securities	-	(3)	(5)	6
Comprehensive income (loss)	$180	$1,386	$1,407	$(655)

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Packet8 services and videophones/equipment	$16,186	$15,724	$48,637	$45,095
Technology licensing and related software	17	80	272	219
Total revenues	$16,203	$15,804	$48,909	$45,314

No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2008 or 2007. Revenues from customers outside the United States were not material for the three and nine months ended December 31, 2008 or 2007.

7. INCOME TAXES

The Company accounts for income taxes using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, it is more likely than not expected to be realized. Other than $38,000 state tax due to adoption of new tax laws in several states and a $75,000 foreign withholding tax on royalty revenue from a customer in Spain, the Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because of net losses incurred or net operating loss carryforwards that it expects to utilize for which there is a valuation allowance.

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

The Company had unrecognized tax benefits of approximately $2.1 million as of March 31, 2008 related to federal and state research and development tax credits. The Company does not believe that there has been any change in the amounts of its unrecognized tax benefits in the period ended December 31, 2008 and does not believe it is reasonably possible that the amount will materially change in the next 12 months. The application of FIN 48 would have resulted in a decrease in the accumulated deficit of $2.1 million, but such decrease would not have been material as it would have been fully offset by the application of a valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized, they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined that its deferred tax assets are more likely than not realizable.

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2008 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2008 federal tax return and all state income tax returns. As of January 15, 2009, the federal return and all state returns that the Company believes it is required to file, with the exception of one state return, had been filed. In addition, as of December 31, 2008, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2008.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the nine months ended December 31, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

8. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company indemnifies other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters, such as hold harmless provisions for losses arising from a breach of representations or covenants or intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of operations during the three and nine months ended December 31, 2008 and 2007, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at beginning of period	$298	$339	$314	$323
Accruals for warranties	120	66	259	250
Settlements	(91)	(69)	(246)	(237)
Balance at end of period	$327	$336	$327	$336

Standby letters of credit

The Company has a standby letter of credit totaling $100,000, which was issued to guarantee its noncancelable operating lease obligation for its corporate headquarters in Santa Clara, CA, and is collateralized by cash deposits at the Company's bank. This letter of credit is recorded in the "other current assets" line item in the condensed consolidated balance sheets.

Leases

At December 31, 2008, future minimum annual lease payments under noncancelable operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2009	$123
2010	206
Total minimum payments	$329

In April 2005, June 2006 and March 2007, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At December 31, 2008, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2009	$11
2010	42
2011	26
2012	22
Total minimum payments	101
Less: Amount representing interest	(6)
95
Less: Short-term portion of capital lease obligations	(39)
Long-term portion of capital lease obligations	$56

Capital leases included in office equipment were $182,000 at December 31, 2008. Total accumulated depreciation was $93,000 at December 31, 2008. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In January 2008, the Company entered into a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At December 31, 2008, the total remaining obligation under the contract was $1.3 million.

Legal Proceedings

From time to time, the Company may be involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation it could have a material adverse impact on the Company's operating results, cash flows or financial position.

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, although the Company historically complied with the California sales tax and financial contributions to the 9-1-1 system and Universal Service Fund. The Company has received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and, in response to these statutory changes, the Company has begun collecting and remitting Taxes in those states. Some of these Taxes could apply to the Company retroactively, and two states currently are conducting Tax audits of the Company's records. The Company has accrued a tax liability of $0.5 million at December 31, 2008 as its current estimate of the potential tax exposure for any retroactive Tax assessment by numerous states and municipalities.

Regulatory Matters

Like many interconnected VoIP providers, the Company relies on a third party to route emergency calls originated by our customers. For certain customers, the third party solution provider may route 911 calls to a national emergency call center in the event of a system outage or other circumstances. The emergency dispatchers in this national call center may utilize the location information provided by the customer to route the call to the correct Public Safety Answering Point ("PSAP"), which is a local call center staffed by trained emergency operators, or first responder. The FCC could determine that calls routed in this manner do not satisfy its requirements should we be unable to connect our customers directly to a PSAP. The Company may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers, whose 911 calls are routed to a national emergency call center and not directly to a PSAP. As of December 31, 2008, the Company provided emergency calling services to 100% of its customers located in the United States.

The effect of any future laws, regulations and the orders on the Company's operations, including, but not limited to, the Packet8 service, cannot be forecast with any reliability at this time. But as a general matter, increased regulation and the imposition of additional funding obligations increases the Company's costs of providing service that may or may not be recoverable from the Company's customers. This could result in making the Company's services less competitive with traditional telecommunications services if the Company increases its retail prices or decreases the Company's profit margins if it attempts to absorb such costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our VoIP products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2008 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:
	Selected Operating Statistics

	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007

Gross business customer additions (1)	2,437	3,324	2,398	2,162	1,924	1,872	1,746
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,224	1,187	1,098	1,138	949	849	876
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.9%	3.1%	3.2%	3.6%	3.3%	3.3%	3.8%
Total business customers (3)	14,706	13,744	11,898	10,845	10,007	9,111	8,160

Business customer average service revenue
per customer (4)	$ 208	$ 220	$ 237	$ 229	$ 233	$ 234	$ 247

Revenue from business customers (in '000s)	$ 10,614	$ 9,826	$ 9,077	$ 8,111	$ 7,542	$ 6,953	$ 6,444
Revenue from residential and video
customers (in '000s)	$ 5,572	$ 6,356	$ 7,192	$ 7,685	$ 8,182	$ 7,793	$ 8,181
Revenue from technology licensing (in '000s)	$ 17	$ 243	$ 12	$ 536	$ 80	$ 22	$ 117
Total Revenue	$ 16,203	$ 16,425	$ 16,281	$ 16,332	$ 15,804	$ 14,768	$ 14,742

Percentage of revenue from business customers	65.5%	59.8%	55.8%	49.7%	47.7%	47.1%	43.7%
Percentage of revenue from residential and
video customers	34.4%	38.7%	44.1%	47.0%	51.8%	52.8%	55.5%
Percentage of revenue from technology
licensing	0.1%	1.5%	0.1%	3.3%	0.5%	0.1%	0.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Overall service margin	74%	73%	75%	74%	70%	67%	70%
Overall product margin	9%	-10%	-13%	-23%	15%	-77%	-4%
Overall gross margin	67%	65%	68%	67%	65%	52%	64%

Total (business, residential and video)
subscriber acquisition cost per service (5)	$ 135	$ 163	$ 162	$ 155	$ 129	$ 99	$ 138
Business subscriber acquisition cost per
service (6)	$ 141	$ 171	$ 171	$ 158	$ 161	$ 142	$ 141
Average number of services subscribed to per
business customer	6.6	6.9	7.1	7.2	7.3	7.2	7.0
Business customer subscriber acquisition cost (7)	$ 933	$ 1,174	$ 1,217	$ 1,135	$ 1,177	$ 1,028	$ 991

Residential lines in service	86,992	93,865	100,937	107,260	112,229	117,338	100,571
Total (business, residential and video)
customer churn (less cancellations within
30 days of sign-up) (8)	3.9%	4.2%	3.5%	4.0%	3.8%	3.9%	4.6%

(1) Includes 1,154 "Find me, Follow me" and 40 8x8 Virtual Office customers acquired in the second quarter of fiscal 2009 from Avtex Solutions, LLC ("Avtex"). During the second fiscal quarter of 2009, we incurred an expense of approximately $0.1 million related to the acquisition of 1,194 business customers from Avtex.

(2) Business customer churn is calculated by dividing the number of business customers that terminated (after the expiration of the 30 day trial) during that period by the simple average number of business customers during the period and dividing the result by the number of months in the period. The simple average number of business customers during the period is the number of business customers on the first day of the period plus the number of business customers on the last day of the period divided by two.

(3) Business customers are defined as customers paying for service. Prior to April 1, 2008, 8x8 included customers in the business customer count that were using the service as a trial or evaluation and not yet paying for service. The numbers in this table prior to and after April 1, 2008, only include business customers that are paying for service. Customers that have prepaid for their first month of service and are currently in the 30 day trial period are considered to be customers that are paying for service.

(4) Business customer average service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

(5) Total (business, residential and video) subscriber acquisition cost per service is defined as the combined costs of advertising, marketing, promotions, commissions and equipment subsidies during the period divided by the number of gross services added during the period.

(6) Business subscriber acquisition cost per service is defined as the combined costs of advertising, marketing, promotions, commissions and equipment subsidies for business services sold during the period divided by the number of gross business services added during the period. The addition of 1,154 Avtex customers that migrated to 8x8 in the second fiscal quarter of 2009 but subscribed to "Find me, Follow me" services rather than 8x8 Virtual Office service, and the $79,230 in expense related to the acquisition of these 1,154 customers, is excluded from this calculation.

(7) Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

(8) Total (business, residential and video) customer churn is calculated by dividing the number of services terminated (after the expiration of the 30 day trial) during that period by the simple average number of services during the period and dividing the result by the number of months in the period. The simple average number of services during the period is the number of services on the first day of the period plus the number of services on the last day of the period divided by two.

OUTLOOK

As reflected in the Selected Operating Statistics above, 8x8 achieved record organic (non-acquisition-related) sales to business customers during the third fiscal quarter of 2009. While our IP-based communications services are innately designed to save businesses money on monthly telecommunications costs, we are conscious that, in light of the current macroeconomic environment, our new sales could potentially decline if business customers are forced to reduce their telecommunication spending.  In addition, we actively monitor business customer cancellations for non- payment. While our business customer churn declined to 2.9% in the third quarter of 2009 compared with 3.6% in the same period a year ago, we have determined that in the first and second quarter of fiscal 2009, cancellations for non-payment represented 33% and 34% of our total business customer cancellations while in the third quarter of fiscal 2009, cancellations for non-payment of our business customer cancellations increased to 40% of total business customer cancellations.  Management remains focused on monitoring these metrics in light of the current U.S. macroeconomic conditions.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$14,366	$14,426	$(60)	-0.4%
Percentage of total revenues	88.7%	91.3%
Nine months ended	$44,288	$41,109	$3,179	7.7%
Percentage of total revenues	90.6%	90.7%

Service revenues consist primarily of revenues attributable to the provision of our Packet8 service and royalties earned under our VoIP technology licenses. We expect that Packet8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The decrease for the third quarter of fiscal 2009 compared with the same period in the prior fiscal year was primarily due to a $2.2 million decrease in revenues attributable to residential and videophone services and a $0.1 million decrease in revenue attributable to royalties earned. The decrease in service revenues from residential and video customers resulted from a reduction in the number of residential and video lines in service from approximately 112,000 in the third quarter of fiscal 2008 to approximately 87,000 in the third quarter of fiscal 2009. This decrease was offset by an increase of $2.2 million in revenue attributable to the growth in the business customer base. In fiscal 2007, we redirected most of our marketing efforts away from targeting residential customers to marketing our business services to small businesses. Our business customer base grew from approximately 10,000 businesses on December 31, 2007 to approximately 14,700 on December 31, 2008.

The increase in revenues from operations for the first nine months of fiscal 2009 compared with the same period in the prior fiscal year resulted primarily from a $7.1 million increase in revenues attributable to the growth in the business customer base and a $0.1 million increase in revenue attributable to royalties earned. The increase in service revenues from business customers was partially offset by a net reduction of $3.4 million attributable to residential and videophone services in the nine-month period. Also, compared with the same period last year, there was a $0.6 million reduction in the one time recognition of revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia in June 2007 that interconnected VoIP providers are not required to obtain pre-approval of traffic studies. As a result of the ruling, in the first quarter of fiscal 2008 we retroactively applied our traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $0.6 million from the reduction of the related accrued liability in the first fiscal quarter of 2008.

	December 31,		Dollar	Percent
Product revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,837	$1,378	$459	33.3%
Percentage of total revenues	11.3%	8.7%
Nine months ended	$4,621	$4,205	$416	9.9%
Percentage of total revenues	9.4%	9.3%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our Packet8 service. The increase in product revenue for the three and nine months ended December 31, 2008 was primarily due to growth in the business customer base. This increase in product revenues was offset by a decrease in new residential customers.

No customer represented greater than 10% of our total revenues for the three and nine months ended December 31, 2008 and 2007. Revenues from customers outside the United States were not material for the three and nine months ended December 31, 2008 or 2007.

	December 31,		Dollar	Percent
Cost of service revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,699	$4,364	$(665)	-15.2%
Percentage of service revenues	25.7%	30.3%
Nine months ended	$11,535	$12,780	$(1,245)	-9.7%
Percentage of service revenues	26.0%	31.1%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three and nine months ended December 31, 2008 decreased $0.7 million and $1.2 million, respectively, over the comparable periods in the prior fiscal year primarily due to a reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel costs over the comparable periods in the prior fiscal year.

Cost of service revenues as a percentage of service revenues decreased from 30.3% and 31.1% of service revenues for the three and nine months ended December 31, 2007 to 25.7% and 26.0% of service revenues for the three and nine months ended December 31, 2008. The cost of service revenues as a percentage of service revenues decreased from the three and nine months ended December 31, 2007 to the three and nine months ended December 31, 2008 due to a reduction in pricing by third party network service vendors and an increase in the percentage of total revenue from business customers. The cost of service revenues as a percentage of service revenues is less for business customers than for residential customers.

	December 31,		Dollar	Percent
Cost of product revenues	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,681	$1,175	$506	43.1%
Percentage of product revenues	91.5%	85.3%
Nine months ended	$4,786	$5,210	$(424)	-8.1%
Percentage of product revenues	103.6%	123.9%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling.

The increase for the third quarter of fiscal 2009 compared with the same period in the prior fiscal year was primarily due to the one time reduction in product reserves of $0.5 million in the third quarter of fiscal 2008, as we eliminated a royalty expense accrual after determining that we were unlikely to pay royalties in the future, and a $0.4 million increase in the shipment of equipment to our business customers. The increase in cost of product revenues was partially offset by a $0.4 million decrease in shipments of equipment to residential subscribers.

The decrease in cost of product revenues for the first nine months of fiscal 2009 compared with the same period in the prior fiscal year was primarily due to a $1.5 million decrease in shipments of equipment to residential subscribers and a $0.3 million decrease in shipping costs. This decrease was partially offset by a $0.9 million increase in shipments of equipment to our business customers and a one time reduction in product reserves of $0.5 million in the third quarter of fiscal 2008 resulting from the elimination of a royalty expense accrual..

We generally do not separately charge Packet8 residential subscribers for the terminal adapters or telephone equipment used to provide our service when they subscribe via our website. We have offered incentives to customers who purchase terminal adapters in our retail channels to offset the cost of the equipment purchased from a retailer, and generally these incentives are recorded as reductions of revenue. In accordance with FASB Emerging Issues Task Force Issue No. 00-21, a portion of Packet8 services revenues is allocated to product revenues, but these revenues are less than the cost of the terminal adapters at the time of purchase.

Cost of product revenues as a percentage of product revenues increased from 85.3% for the third quarter of fiscal 2008 to 91.5% for the third quarter of fiscal 2009. The cost of product revenues as a percentage of product revenue increased due to a one-time $0.5 million reduction in product reserves in the third quarter of fiscal 2008 resulting from the elimination of a royalty expense accrual.

Cost of product revenues as a percentage of product revenues decreased from 123.9% for the nine months ended December 31, 2007 to 103.6% for the nine months ended December 31, 2008. The cost of product revenues as a percentage of product revenues decreased in part due to a reduction in discounting of product sales by our sales force in the nine months ended December 31, 2008.

	December 31,		Dollar	Percent
Research and development	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,183	$1,081	$102	9.4%
Percentage of total revenues	7.3%	6.8%
Nine months ended	$3,674	$3,164	$510	16.1%
Percentage of total revenues	7.5%	7.0%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. The increase in research and development expenses for the third quarter of fiscal 2009 and the first nine months of fiscal 2009 compared with the same periods in the prior fiscal year was primarily attributable to an increase in personnel expenses.

	December 31,		Dollar	Percent
Selling, general and administrative	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,562	$9,604	$(42)	-0.4%
Percentage of total revenues	59.0%	60.8%
Nine months ended	$27,980	$28,573	$(593)	-2.1%
Percentage of total revenues	57.2%	63.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the third quarter of fiscal 2009 decreased over the same quarter in the prior fiscal year primarily because of a $0.3 million reduction in advertising, public relations and other marketing and promotional expenses, a $0.3 million reduction in sales agent and retailer commissions and a $0.1 reduction in sales and use tax expense as we began collecting such taxes directly from customers in fiscal 2008. The decrease in expenses was partially offset by a $0.7 million increase in personnel and temporary personnel costs.

Selling, general and administrative expenses for the first nine months of fiscal 2009 decreased over the same period in the prior fiscal year primarily because of a $1.3 million reduction in sales and use tax expense as we began collecting such taxes directly from customers in fiscal 2008, a $1.2 million reduction in sales agent and retailer commissions, a $0.3 million reduction in accounting and tax expenses and a $0.1 million reduction credit card processing fees. The decrease in expenses was partially offset by a $1.6 million increase in personnel and temporary personnel costs, a $0.5 million increase in advertising, public relations and other marketing and promotional expenses, a $0.1 million increase in travel expenses and a $0.1 million increase in printing expenses.

	December 31,		Dollar	Percent
Other income, net	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$74	$1,361	$(1,287)	-94.6%
Percentage of total revenues	0.5%	8.6%
Nine months ended	$266	$1,654	$(1,388)	-83.9%
Percentage of total revenues	0.5%	3.7%

In the third fiscal quarter of 2009 and the first nine months of fiscal 2009, other income, net primarily consisted of interest and investment income earned on our cash, cash equivalents and investment balances. The decrease in other income, net for the third quarter of fiscal 2009 and the first nine months of fiscal 2009 from the same periods in fiscal 2008 was primarily due to the sale of two patents in the third quarter of fiscal 2008 for $1.2 million, lower average interest rates and a reduction in investments.

Income on change in fair	December 31,		Dollar	Percent
value of warrant liability	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$66	$448	$(382)	-85.3%
Percentage of total revenues	0.4%	2.8%
Nine months ended	$325	$2,098	$(1,773)	-84.5%
Percentage of total revenues	0.7%	4.6%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The decrease in the income from change in fair value of warrants in the third fiscal quarter of 2009 and the first nine months of fiscal 2009 compared with the same periods in fiscal 2008 was due to the reclassification of amended warrants for 3,659,624 shares of common stock from a liability to equity in the second quarter of fiscal 2008 and a reduction in the fair value of the remaining warrants due to a reduction in the expected stock price, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

	December 31,		Dollar	Percent
Provision for income tax	2008	2007	Change	Change
	(dollar amounts in thousands)
Three months ended	$38	$-	$38	100.0%
Percentage of total revenues	0.2%	0.0%
Nine months ended	$113	$-	$113	100.0%
Percentage of total revenues	0.2%	0.0%

No income tax provision was recorded during the three and nine month periods ended December 31, 2008 due to year to date net losses incurred. We recorded a provision for the three and nine month periods of fiscal 2009 for state tax in several states and foreign withholding tax on royalty revenue. We believe that, based on the history of our operating losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the entire benefit of our net operating losses. Accordingly, a valuation reserve has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $16.2 million in cash and cash equivalents.

Net cash provided by operating activities for the nine months ended December 31, 2008 was $2.1 million, compared with $2.6 million provided by operating activities for the nine months ended December 31, 2007. The net cash provided by operating activities for the nine months ended December 31, 2008 resulted primarily from net income of $1.4 million, a $1.8 million adjustment for depreciation and stock compensation, a $1.0 million reduction in accounts receivable primarily related to the payment by national retailers and payments from licensing and royalty revenue, a $0.3 million reduction in deferred cost of goods sold primarily related to sell thru of equipment by retailers and net retailer returns, and a $0.1 million increase in deferred revenue related to cash collections of $3.7 million from annual service plans in which the customer pre-pays for 12 months of service offset by a $3.4 million recognition of deferred annual plan revenue and a $0.2 million reduction related to sell thru of equipment by retailers and net retailer returns. This was reduced by a $0.4 million increase in inventory due to the procurement of the new business IP phones launched in July 2008, a $1.0 million reduction in accounts payable, a reduction of $1.1 million due to payment of accrued sales tax and a net $0.2 million reduction in accrued taxes.

The net cash provided by operating activities for the nine months ended December 31, 2007 resulted primarily from a $1.6 million increase in deferred revenue related to cash collections of $4.2 million from annual plan subscriptions offset by recognition of $2.0 million of annual plan revenue and $0.5 million due to conversion of retailer transactions to consigned inventory, a $2.1 million adjustment for depreciation and stock compensation, a $0.8 million decrease in deferred cost of goods primarily due to conversion of retailer transactions to consigned inventory, a $0.7 million decrease in inventory due to lower inventory levels of customer premise equipment (CPE), and a net increase of $0.3 million in accrued expenses and other current and noncurrent liabilities offset by a $0.7 million net loss, and a $2.1 million reduction in the fair value of warrant liability.

While cancellations for non-payment by business customers increased compared with the first and second fiscal quarters of 2009, our cash collection rate has not declined compared with prior fiscal years. Cash collection rate is cash we collected for recurring billing divided by cash we attempted to collect. We actively monitor this metric and our cash flow from operations could be negatively impacted if our customers are unable to pay their bills.

Contractual Obligations

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2008 totaled $182,000 with accumulated amortization of $93,000.

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

In January 2008, we entered into a contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $436,000 effective January 1, 2008 through March 31, 2009. At December 31, 2008, the total remaining obligation under the contract was $1.3 million.

At December 31, 2008, we had open purchase orders of approximately $1.6 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

As of December 31, 2008, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2008 due to the adoption of FIN 48.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Disclosure Controls") that are designed to ensure that information the Company is required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2009, there were no material changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8," which is incorporated herein by reference.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended March 31, 2008, which we filed with the Securities and Exchange Commission on May 27, 2008. The following discussion relates to material changes to risk factors disclosed in that report.

We have a history of losses and are uncertain as to our future profitability.

Although we recorded operating income of $0.9 million for the nine months ended December 31, 2008, we ended the period with an accumulated deficit of $199 million. We recorded an operating loss of $3.7 million for the year ended March 31, 2008 and ended the period with an accumulated deficit of $200 million. In addition, we recorded operating losses of $14 million and $25 million for the fiscal years ended March 31, 2007 and 2006, respectively. We may incur operating losses in the foreseeable future, and such losses may be substantial. We may need to increase revenues in order to generate sustainable and increasing operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability consistently or to increase our profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on January 29, 2009, our common stock had a closing bid price of approximately $0.51 per share. We also must meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of January 29, 2009, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $31,512,000 and we were therefore in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b).

On December 19, 2008, NASDAQ announced that it would temporarily suspend enforcement of its rules regarding minimum closing bid price and minimum market value of public shares in light of current extraordinary market conditions. Both rules are to be reinstated on April 20, 2009.

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

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Additionally, the Company is currently being audited by two states for state and municipal taxes. We have established an accrued tax liability of $0.5 million as of December 31, 2008, to account for the claims by some states that we should have collected and remitted sales taxes in the past. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

The Rates We Pay to Underlying Telecommunications Carriers May Increase Which May Reduce Our Profitability and Increase the Retail Price of our Service.

The FCC has several open proceedings considering new rules that may impact charges that regulated telecommunications carriers assess each other for originating and terminating traffic. It is possible that the FCC will adopt new rules that subjects interconnected VoIP traffic to increased charges. Should this occur, the rates that we pay to our underlying carriers may increase which may reduce our profitability and may also increase the retail price of our service making our service less competitive with other providers of similar calling services. We cannot predict either the timing or the outcome of these proceedings.

ITEM 5. Other Information.

On January 27, 2009, our board of directors approved the acceleration of unvested stock options to purchase 3,902,186 shares of common stock. 1,737,509 of these shares are subject to options held by our executive officers and directors. These options of our executive officers and directors, taken as a whole, have a weighted average exercise price of $1.06 per share and range from $0.63 to $1.79 per share, and a weighted average remaining vesting term of 2.85 years. We expect to incur total stock-based compensation expense of approximately $2.4 million to $2.6 million in the fourth fiscal quarter of 2009 related to this action, of which approximately $1.0 million to $1.1 million will apply to the options held by our executive officers and directors. We believe this will benefit shareholders as the net effect of this action will be to largely eliminate any FAS-123(R) stock-based compensation expense, resulting from past stock option grants, in future fiscal years. We believe the Company is being valued in the financial markets based on traditional GAAP metrics.  Because stock-based compensation represented such a large percentage of the Company's net income (or loss) for the first three quarters of fiscal 2009, we believe that eliminating these stock-based compensation charges going forward best positions the Company for these continued valuation metrics leading into our 2010 fiscal year beginning April 1, 2009.

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

Date: January 30, 2009

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)