Form 10-K
period 2009-03-31
8X8 INC /DE/
filed 2009-05-26
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $53,481,192. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 21, 2009 was 62,694,039.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2009 for the 2009 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2009

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

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ended March 31, 2009). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

We develop, market and sell telecommunication services and technology for Internet protocol, or IP, telephony and video applications. We offer the 8x8 broadband digital phone service, 8x8 Virtual Office hosted PBX service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 videophone equipment and service, and 8x8 MobileTalk service. We shipped our first IP product in 1998, launched our 8x8 digital phone service in November 2002, the 8x8 Virtual Office hosted PBX business service in March 2004, the 8x8 videophone service in June 2004, the 8x8 MobileTalk service in November 2007, the 8x8 Trunking service in June 2008 and the 8x8 Hosted Key System service in July 2008. Between November 2002 and April 2009, we marketed our services under the Packet8 brand. In May 2009, we began marketing our services under the 8x8 brand. As of March 31, 2009, we had more than 80,000 8x8 residential and videophone lines and more than 16,000 business customers in service.

The 8x8 voice and video broadband phone service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8 supplied IP phone or terminal adapter, which enables the customer to use an existing telephone to connect to a broadband Internet connection and make or receive calls from a regular telephone number. All 8x8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, we offer videophones and video telephony software in conjunction with our service plans that connect to a customer's high-speed Internet network to deliver all of the voice features above, as well as unlimited video calls to any other 8x8 videophone customer in the world. We have developed a suite of business services called 8x8 Virtual Office that offer feature-

rich communications services to small and medium-sized businesses, eliminating the need for traditional telecommunications services and business phone systems. Our primary focus with the Virtual Office service is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted, Internet-based business phone service solution. 8x8 Virtual Office completely replaces a company's PBX infrastructure by delivering all telecom services over a managed or unmanaged Internet connection. We also sell pre-programmed IP and analog telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional Virtual Office features through on-screen phone menus. 8x8 MobileTalk enables mobile phone users to make international calls from their mobile phones over the 8x8 international network. The current 8x8 international per minute rate charged to the mobile phone user is much less expensive than the current rates typically charged by the provider of the mobile phone service.

Available Information

We maintain a corporate Internet website at the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including 8x8.

Industry Background

The technology we employ to deliver our service, known as Voice over Internet Protocol (VoIP), enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). IP is the most commonly used protocol for communicating on these packet switched networks. VoIP allows for the transmission of voice and data over these same packet-switched networks, providing an alternative to traditional telephone networks which use a fixed electrical path to carry voice signals through a series of switches to a destination.

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

In 2009, In-Stat, a market research firm, published data suggesting that revenue in the United States, from business services such as ours, will grow from $485 million in 2007 to $1.4 billion in 2009.

The traditional telephone networks maintained by many local and long distance telephone companies, known as the public-switched telephone networks, or PSTN, were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, we believe these networks are not well-suited to service the explosive growth of digital communication applications for the following reasons:

  They are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location;

  They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;

  They use dedicated circuits for each telephone call which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted which is an inefficient use of the investment in the network; and

  They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

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

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide Internet communication services with unmatched quality by delivering innovative technologies and services. We foster an environment that empowers our employees to provide the best service to our customers and partners at every point of interaction. We intend to bring the best possible voice and video products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers communicate with each other and the world.

Specific strategies to accomplish this objective include:

  Focus on our 8x8 Virtual Office product line. Toward the end of fiscal 2006, we began to shift the focus of our sales and marketing efforts to growing the 8x8 Virtual Office services and applications. 8x8 Virtual Office currently generates higher margins for us than our residential consumer service offerings. The businesses that subscribe to this service pay for the premise equipment and generate higher monthly service revenues. In addition, they are more likely to subscribe to our add-on services and are less likely to leave the service.

  Capitalize on our technological expertise to introduce new products and features. Over the past 10 years, we have developed or acquired several core technologies that form the backbone of our video and VoIP service which we intend to use to develop product enhancements and future products. We developed the core software associated with the Virtual Office product line including the call control engine, protocol stacks and network address translation (NAT) traversal firmware for the customer premise equipment. As a result, we are able to update the software functionality of our services without third party assistance and limit the distribution of our unique customer premise equipment features such as NAT traversal to customer premise equipment that is sold in conjunction with our services. We were the first VoIP service provider to ship two-way video-enabled hardware, and our 8x8 Virtual Office services are among the most feature-rich hosted VoIP business services in the industry.

  Offer the best possible service and support to our customers with a world class customer support organization. We have an established call center and customer support group at our headquarters in Santa Clara, California and outsourced call center operation located in Santa Maria, California. We also have invested in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. Our strengths include customer service from technically sophisticated customer service agents providing support from onshore facilities located in California. In fiscal 2009, our call center statistics were better than the industry averages with abandoned call rates averaging less than 4.3% and wait times averaging less than one minute.

Our 8x8 Services

Our services work over virtually any high-speed Internet connection in the world, and allow calls to or from any phone in the world, whether that phone is an IP phone or a PSTN phone. 8x8 utilizes IP communication customer premise equipment (i.e., an IP Phone or a broadband phone adapter) which, when used in conjunction with the 8x8 network software, enables plug and play installation and a familiar dial tone user interface. The 8x8 service also uses web-based technologies to enable account setup, account management, billing and customer support. We have developed proprietary implementation of standards-based technologies underlying our 8x8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the 8x8 service, we currently resell private-branded telephone IP terminal adapters that allow a regular analog telephone to be connected to an IP network, IP telephones and videophones, and pre- programmed business telephones. These devices utilize derivatives of our licensed semiconductor technology and unique software modifications to the protocol and application code that enable them to connect to the 8x8 IP services platform. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

Products and Services

8x8 VoIP and Video Telephone Service

We introduced our 8x8 VoIP telephone service in November 2002. To obtain the service, the customer must enter into a service agreement with us and select a calling plan based on the anticipated use of the service. Service plans provide alternatives for minutes of usage, up to an unlimited amount, at varying rates for calls in the United States and Canada that are made to non-8x8 customers. Subscribers are charged at a per-minute rate for international calls to non-8x8 customers and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under the chosen plan. All of our plans allow for unlimited calling between 8x8 customers, regardless of their location. Depending on the service plan selected, 8x8 will either sell or provide at no cost to the customer the 8x8 broadband phone adapter, IP phone or desktop videophone to use with the 8x8 service. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in 46 U.S. states along with free number porting from the customer's previous service provider to 8x8. All 8x8 customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We currently offer enhanced 9-1-1, or E-911, service on all 8x8 calling plans with a United States service address. An 8x8 E-911 call is routed as 9-1-1 emergency traffic and is accompanied by caller information which enables emergency personnel to ensure that callers receive the exact same response that they receive from 9-1-1 services provided by landline incumbent telephone carriers. Subscribers may also have toll-free numbers (e.g., 800 numbers) or virtual numbers. A virtual number is an additional phone number which will ring through to an existing subscriber line. We offer virtual numbers in all of our U.S. rate centers, as well as in certain international countries. We also are offering video over IP service using the 8x8 Tango videophone product, which includes all of the voice service plans and features described above plus unlimited video calls to any other 8x8 videophone subscriber anywhere in the world.

8x8 Virtual Office Business Telephone Service

Our 8x8 Virtual Office business telephone service was launched in March 2004 and is targeted at the small and medium-sized business market. 8x8 Virtual Office is an easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers that offers features and services neither provide. 8x8 Virtual Office allows users with a high-speed Internet connection anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class

PBX features normally found on dedicated PBX equipment. 8x8 Virtual Office extensions do not require a dedicated communications infrastructure. The service is received through an office's existing Internet connection, thus eliminating the need for additional phone lines or digital subscriber lines for extensions, in contrast to traditional Centrex or PBX products. The service is provided by 8x8 software that runs on computing platforms located in our data centers.

8x8 Virtual Office subscribers have the ability to choose any phone number available to 8x8 subscribers regardless of a user's geographic location. Subscribers also can port numbers, including toll-free numbers, from other service providers at no additional cost. Each extension in the virtual PBX can be located anywhere in the world with high-speed Internet access. 8x8 Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges to third party telecommunications carriers. 8x8 Virtual Office offers the following essential services for small and medium-sized businesses:

  Auto-attendant providing dial by extension, name or group;

  Unlimited calling to the US, Canada, eight additional countries and other 8x8 subscribers, as well as low international rates;

  Unlimited 8x8 extension-to-extension dialing anywhere in the world;

  Direct Inward Dial (DID) phone number with any desired area code for each extension;

  Conference bridge, 3-way calling, music on hold, call park/pick-up, call transfer, hunt groups, and do not disturb;

  Business-class voice mail including email alerts and direct transfer to mailbox;

  Call waiting / Caller-ID;

  Distinctive tone ringing, and

  Optional receptionist console application offering:

    Multiple call viewing and handling;

    Direct transfer to extension's voicemail;

    Supervised transfers, and

    View of extension status

As of March 31, 2009, each 8x8 Virtual Office customer subscribed to an average of between six and seven of our business services.

8x8 Trunking Services

In June 2008, we launched the 8x8 Trunking service. The 8x8 Virtual Trunking service provides companies that have already made a substantial or recent investment in phone system hardware with an opportunity to reduce recurring monthly service and toll charges by delivering digital quality dial tone service to their phone system hardware over their broadband connection rather than a separate voice circuit from an incumbent or local exchange carrier. The customer's existing phone system equipment continues to provide the user feature set while the 8x8 Trunking services provide dial tone together with local, long distance and international call routing services to that equipment from the 8x8 network.

8x8 Hosted Key System Services

In July 2008, we launched the 8x8 Hosted Key System service. The 8x8 Hosted Key System service is designed to replace traditional premise-based telephone "key systems" typically used by companies whose size or structure dictates the sharing of multiple, common phone lines among employees, regardless of where the employees are located. The 8x8 Hosted Key System expands our addressable market to include businesses that require shared line appearance services rather than the PBX functionality offered with our 8x8 Virtual Office hosted PBX solution.

8x8 IP Telephones

In the second quarter of fiscal 2009, we launched the 8x8 675xi series of IP phones that incorporate 8x8's advanced NAT traversal technologies to facilitate the network-independent operational advantages of the 8x8 service. These advantages include the ability to simply plug the phone into any public or private Internet connection and immediately make or receive calls without performing any network configuration or firewall manipulation. The 8x8 675xi IP phones also deliver enhanced equipment and service features including corporate directory display and lookup, intercom paging, shared line appearance and Power over Ethernet capability.

8x8 Broadband Phone Adapter

Our broadband phone adapter, or BPA, product line is a set of telephone handset-to-Ethernet adapters that interface regular analog phones with IP-based telephony networks. We use the BPA-410 or BPA-430 for our Virtual Office service and the broadband phone gateway, or BPG-510, for our residential service. The BPA or BPG device is installed by the subscriber and supports up to two voice ports with its own direct dial phone number. These adapters run a variety of communication and network protocols, including SIP and MGCP.

8x8 Video Terminal Adapter

In the fourth fiscal quarter of 2007, we launched the 8x8 Tango video terminal adapter. Like our broadband phone adapters, the 8x8 Tango interfaces regular analog phones with IP-based telephony networks and contains all of the voice features of a regular 8x8 service account. The 8x8 Tango also contains a built-in camera and liquid crystal display screen. When an 8x8 videophone subscriber calls another 8x8 videophone subscriber, the videophones connect with instant-on high-speed video sent over the Internet, in addition to the audio that is transmitted in the form of a telephone call. The videophones can be configured by the user to use a maximum total data bandwidth between 84 kilobits per second and 640 kilobits per second. The video quality of the call varies with the data bandwidth selected and other network conditions. The 8x8 Tango videophone is designed to be compatible with other SIP protocol devices and software.

8x8 Enabled Handsets

Uniden America Corporation, or Uniden, has built three 8x8 service-ready whole house VoIP phone systems: the UIP1868, the UIP160P and the UIP165P. These products are 8x8-enabled 5.8GHz digital expandable corded/cordless phones that are expandable to multiple handsets, deploying VoIP capability to each handset through a single high-speed Internet connection. Incorporating 8x8's Internet telephony software, these Uniden phones offer plug-and-play access to 8x8's feature-rich broadband telephone service, and include a built-in one-port router. The Uniden 8x8-enabled phones also include one phone port to interface external analog phone devices, such as an answering machine or facsimile machine, to the base station.

8x8 Softalk

In the second quarter of fiscal 2007, we launched 8x8 Softalk. 8x8 Softalk is a video-enabled SIP softphone for use with 8x8 voice and video Internet phone services. With Softalk, subscribers can make and receive voice and video phone calls directly from their personal computers using any microphone, speaker and/or web camera attached to the computer. Along with traditional landlines and cell phones, Softalk users can also call 8x8 videophone subscribers to enjoy high quality video communications when traveling without carrying along an 8x8 Tango videophone.

8x8 MobileTalk

In the third quarter of fiscal 2008, we launched 8x8 MobileTalk. 8x8 MobileTalk enables mobile phone users to make international calls from their mobile phones over the 8x8 international network. The 8x8 international rate per minute charged to the user is much less expensive than the rates typically charged by the provider of the mobile phone service.

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

Sales, Marketing and Promotional Activities

We currently sell and market our 8x8 services to end users through our direct sales force, website, retail channels, online channels, network marketing firms and third party resellers. Our inside sales force primarily takes inbound telephone calls and website leads which are generated from third party lead generation sources and direct web advertising such as Google and Yahoo. We grew our quota carrying inside sales force from 31 sales representatives at the end of fiscal 2008 to 63 sales representatives at the end of fiscal 2009. Quota carrying sales representatives are paid a base salary and monthly commission for selling our products and services. The commission is based on new sales made by the sales representative. We launched the retail channel in fiscal 2005 and refocused this channel on our 8x8 Virtual service in 2006 with Office Depot and subsequently Office Max. Retail channels, online channels and third party resellers generated approximately 14% of our subscriber additions in fiscal 2009. Our retail channels and online retailers have unlimited return rights for this equipment. Consequently, we do not recognize any revenue from sales to these customers until end user customers purchase the equipment. We offer all of our end customers a 12-month warranty from the date of purchase for defective equipment.

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

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as Embarq Corporation and Windstream Corporation. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have. Moreover, they also provide the broadband services that are required to use our service, which is a significant competitive advantage.

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

Alternative voice and video communication providers

There are many alternative competitors for the 8x8 residential service including Skype and Vonage. There are also many competitors for our videophone services and videoconferencing systems, including Cisco, Polycom and various software offerings that implement videophone functionality on a personal computer. Competitors for the 8x8 business service include traditional PBX and key system manufacturers and their resellers, including Avaya, Nortel, Mitel and Toshiba, Centrex services offered by incumbent telephone companies, and VoIP services offered by XO Communications, Cbeyond and other companies.

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems, that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and detailed call records. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform which is a software-based product that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premise equipment. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by an 8x8 subscriber) are sent to a gateway belonging to one of our partner telecommunications carriers where they are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a network operations center at our headquarters in Santa Clara, California and employ a staff of 23 individuals with experience in voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in Santa Clara, California and have a staff of 72 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced certain customer support activities to third parties. Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions and e-mail support.

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Global Crossing and Level(3) Communications. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

Research and Development

The VoIP market is characterized by rapid technological changes and advancements. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing 8x8 products and services. Future development also will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, support of new customer premise equipment, new unified communication service offerings, and wireless and mobile applications. We believe that the development of new products and services and the enhancement of existing products and services are essential to our success.

We currently employ 31 individuals in research, development and engineering activities in our facilities in Santa Clara, California and Sophia Antipolis, France. Research and development expenses in each of the fiscal years ended March 31, 2009, 2008 and 2007 were $5.2 million, $4.3 million and $4.7 million, respectively. The increase in research and development expenses is primarily due to the acceleration of vesting of unvested employee stock options in 2009. We intend to grow research and development expenses in the future.

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

Like many interconnected VoIP providers, we rely on a third party to route emergency calls originated by our customers. For certain customers, the third party solution provider may route 911 calls to a national emergency call center in the event of a call routing issue, system outage or in other circumstances. The emergency dispatchers in this national call center may utilize the location information provided by the customer to route the call to the correct Public Safety Answering Point ("PSAP"), which is a local call center staffed by trained emergency operators, or first responder. The FCC could determine that calls routed in this manner do not satisfy its requirements should we be unable to connect our customers directly to a PSAP. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties for those customers, whose 911 calls are routed to a national emergency call center and not directly to a PSAP. As of March 31, 2009, we provided emergency calling services to 100% of our customers located in the United States.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, interconnected VoIP providers were required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. We engaged a third party to help us develop a solution to be CALEA compliant.  We completed formal CALEA compliance testing with this third party in March 2009 and currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. We were allowed to calculate the contribution based on the safe harbor or by submitting a traffic study that would subsequently be approved by the FCC. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for our subscribers' retail revenues as well as through our underlying carriers' wholesale charges. Beginning October 1, 2006, we began charging our subscribers a USF surcharge fee equal to the USF contribution amounts we are required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. As of July 1, 2007, we use the results of our traffic study to calculate the required contribution to the USF. Moreover, the FCC recently released an Order clarifying how providers that rely on traffic studies to calculate their USF contributions should assess certain revenues associated with minutes-of-use charges. We are still evaluating the impact of this Order on our USF contribution but it may require us to increase our contribution, resulting in higher pass-through charges to our customers. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can we determine the potential financial impact as the details of an alternative method of USF contribution have not yet been determined. There is also a risk that state Universal Service Funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, at least three states, including Nebraska, contend that providers of interconnected VoIP services, like us, should contribute to its USF fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. But, on

May 14, 2009, the Nebraska Public Service Commission requested a rehearing or a rehearing en banc of the decision handed down by the three-judge panel. We cannot predict the outcome of this ongoing litigation. As of March 31, 2009, we were collecting and remitting state USF in one state. Effective June 1, 2009, we will cease collecting and remitting state USF.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VoIP providers. CPNI includes information such as the phone numbers called by a consumer the frequency, duration, and timing of such calls and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. Currently, we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at how such information is utilized. Effective December 8, 2007, we implemented internal processes in order to be compliant with all of the FCC's other CPNI rules and we filed our second, annual certification of our compliance with CPNI rules with the FCC on February 20, 2009. These rules may impose additional compliance costs on our business and reduce our profitability or cause us to increase the retail price for our services.

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

On August 6, 2007, the FCC released a Report and Order concerning the collection of regulatory fees for Fiscal Year 2007 ("Regulatory Fees Order"), which, for the first time, mandates the collection of such fees from interconnected VoIP service providers like us. The Regulatory Fees Order requires that interconnected VoIP providers pay regulatory fees based on reported interstate and international revenues. The Regulatory Fees Order became effective in November 2007. The assessment of regulatory fees on our service offering will increase our costs and reduce our profitability or cause us to increase the retail price of our service offerings.

On November 8, 2007, the FCC released a Report and Order concerning Local Number Portability ("LNP Order"). The obligations require interconnected VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis. The assessment of local number portability fees to our service will increase our costs and reduce our profitability or cause us to increase the price of our retail service offerings. On May 13, 2009, the FCC released another order concerning LNP that reduces the timeframe for certain types of ports that interconnected VoIP providers, like us, have to process requests from our customers to port numbers out to other service providers. The new rules imposing reduced porting timeframes are not currently effective and we do not expect them to become effective for at least one year. We rely on third parties to comply with the existing porting timeframes and we will continue to rely on third parties to comply with the new porting timeframes. We could be subject to fines, forfeitures and other penalties by state public utilities commissions or the FCC if we are not able to process ports in the existing or future timeframes or we could face legal liability in state or federal court from customers or carriers. The FCC also released a Further Notice of Proposed Rulemaking to refresh the record on how to further improve the porting process, and how to potentially expand the new one business day porting timeframe to other kinds of ports. We cannot predict the outcome of this proceeding nor its potential impact on us at this time.

On October 5, 2007, the FCC granted Visit, Inc., a California corporation that is a wholly owned subsidiary of 8x8, an international telecommunications certificate with authority to provide global resale service in accordance with section 63.18(e)(2) of the Commission's rules.

On May 13, 2009, the FCC extended discontinuance rules that apply to non-dominant common carriers to interconnected VoIP providers, like us. The FCC's rules require non-dominant domestic carriers to provide notice to customers at least 30 days prior to discontinuing service to a telephone exchange, toll stations serving a community in whole or in part, and other similar activities that affect a community or part of a community. Additionally, carriers must inform certain state authorities of the discontinuation, and obtain prior FCC approval before undertaking the service disruption. The FCC's rules allow for streamlined treatment for FCC discontinuance approvals and interconnected VoIP providers will be able to take advantage of the same streamlined procedures afforded to non-dominant carriers. The applicability of these rules to interconnected VoIP providers, like us, are not entirely clear but would likely be applicable should we discontinue one of our service offerings in its entirety or if we were to exit the market in whole. The new discontinuance rules are not currently effective but we do not expect these new obligations to have a material impact on the business.

The effect of any future laws, regulations and the orders on our operations, including, but not limited to, the 8x8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service provision costs that may or may not be recoverable from our customers, which could result in 1) making our services less competitive with traditional telecommunications services if we increase our retail prices or 2) decrease our profit margins if we attempt to absorb such costs.

Regulation of the Internet

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet, in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2009, we had 73 United States patents that have been issued and additional United States and foreign patent applications pending. Our patents expire on dates ranging from 2012 to 2024. We cannot predict whether our pending patent applications will result in issued patents.

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

We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others. Such claims and litigation could require us to expend substantial resources and distract key employees from their normal duties, which could have a material adverse effect on our operating results, cash flows and financial condition. The communications and software industries are subject to frequent litigation regarding patent and other intellectual property rights. Moreover, the VoIP service provider community is increasingly becoming a target of patent holders. There is a risk that we will be a target of assertions of patent rights and that we may be required to expend significant resources to investigate and defend against such assertions of patent rights. For example, on April 22, 2009, 8x8 was named as a defendant, along with Comcast, Microsoft, Avaya, Embarq, and Qwest, in a complaint filed by Web Telephony, LLC in the Eastern District of Texas. On April 29, 2009, we entered into a settlement agreement with Web Telephony, which filed a motion to dismiss the lawsuit on May 8, 2009. Also, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C. ("AT&T IP") expressing the belief that we must license a specified patent for use in our 8x8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. At the same time, we began an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We have continued to engage in discussions with AT&T IP to explore a mutually agreeable resolution of the parties' respective assertions regarding these intellectual property issues.  We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters.

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

Information about Segments and Geographic Areas

We have only one reportable segment. Financial information relating to our product lines and information on revenues generated in different geographic areas are set forth in Note 6 to our consolidated financial statements contained in Part II, Item 8 of this Report.

Employees

As of March 31, 2009, our workforce consisted of 244 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Bryan R. Martin, Chairman and Chief Executive Officer. Bryan R. Martin, age 41, has served as our Chairman since December 2003. Mr. Martin has served as Chief Executive Officer and as a director of the Company since February 2002. From March 2007 to November 2008, he served as President of the Company. From February 2001 to February 2002, he served as President and Chief Operating Officer and a director of the Company. He served as Senior Vice President, Engineering Operations from July 2000 to February 2001 and as the Company's Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, President and Chief Financial Officer. Dan Weirich, age 35, has served as our President since November 2008 and as our Chief Financial Officer since July 2006. From June 2006 to July 2006, Mr. Weirich served as our Acting Chief Financial Officer. Mr. Weirich served as Vice President of Operations of the Company from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. From September 2001 to March 2004, Mr. Weirich served as independent consultant in Asia and the United States. From October 1998 to September 2001, Mr. Weirich served as Vice President of Business Development for iAsiaWorks. From March 1998 to October 1998, Mr. Weirich served as Manager of Acquisition Integration at Qwest Communications and from August 1996 to March 1998, Mr. Weirich served as a Financial Analyst and Product Manager for Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Huw Rees, Vice President of Business Development. Huw Rees, age 48, has served as Vice President, Business Development since November 2008. From January 2001 to November 2008, Mr. Rees served as our Vice President, Sales and Marketing. He served as the Chairman and Chief Executive Officer of the Company's wholly owned subsidiary, Centile, Inc., from July 2001 until September 2003. Additionally, he served as Vice President, Sales and Business Development of Centile from March 2001 to July 2001. He served as Vice President, Sales of the Solutions Group of the Company from August 2000 until February 2001 and as Director, North American Sales of the Company from April 1999 to August 2000. He previously worked at Mitel Corporation as Sales Manager of the Western Region and also in sales management roles at GEC Plessey Inc. and Marconi PLC. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

Debbie Jo Severin, Chief Marketing Officer and Vice President of Marketing. Debbie Jo Severin, age 49, has served as Chief Marketing Officer and Vice President of Marketing since March 2009. From 2003 to March 2009, Ms. Severin served as Vice President of Marketing for Covad Communications. From 1998 to 2003, Ms. Severin was Vice President of Marketing for PrimeOne Tele-TV, Northpoint Communications and Valiant Networks. Between 1986 and 1998, Ms. Severin served in various marketing roles for BellSouth Telecommunications and Pacific Bell.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

The impact of the current economic climate and tight financing markets may impact customer demand for our products and services.

Many of our existing and target customers are in the small and medium business sector. Although we believe our products and services are less costly than traditional telephone services, these businesses may be more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services. If small and medium businesses experience economic hardship, it could negatively affect the overall demand for our products and services, could cause delay and lengthen sales cycles and could cause our revenue to decline.

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing their business. Even though our customer churn rates improved in the fourth quarter of 2009, a larger percentage of our total customer churn was due to these issues in the fourth fiscal quarter, and we cannot guarantee that we will continue to experience the same improvement in churn rates that we had in the fourth quarter of 2009, especially given current economic conditions. Additionally, the combination of our sales cycle coupled with challenging economic conditions could have a negative impact on the results of our operations.

The success of our Company is dependent on the growth and public acceptance of 8x8 Services.

Our future success as a Company depends on our ability to significantly increase revenues generated from our 8x8 services. In turn, the success of our 8x8 voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber to an existing broadband Internet service, usually provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth in our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP service has not yet been adopted by a majority of consumers. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. Furthermore, customers in markets serviced by deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers, and may be reluctant to use new providers such as us. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions, in general, and our services in particular. If any or all of these factors fail to occur, our business may be affected adversely.

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and businesses customers and our potential for growth.

Certain aspects of our service are not the same as traditional telephone service. Because our continued growth is dependent on the adoption of our services by mainstream customers and business customers, our ability to adequately address significant differences through our technology, service offerings, marketing and sales efforts is becoming increasingly important. For example:

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

We have a history of losses and are uncertain of our future profitability.

We recorded an operating loss of $3 million for the fiscal year ended March 31, 2009 and ended the period with an accumulated deficit of $203 million. In addition, we recorded operating losses of approximately $4 million and $14 million for the fiscal years ended March 31, 2008 and 2007, respectively. We may continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve operating profitability on an annual basis or maintain operating profitability on a quarterly basis in the future.

The VoIP telephony market is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business.

VoIP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced VoIP telephony software products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products must take advantage of technological advancements and changes and respond to new customer requirements. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

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

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. Increased regulation and the imposition of additional regulatory funding obligations at the federal, state and local level could require us to either increase the retail price for our services, thus making us less competitive, or absorb such costs, thus decreasing our profit margins. In fiscal 2007, we began to pass Universal Service and E-911 fees and taxes onto our customers and in fiscal 2008 and 2009, we began to pass sales, use and communications taxes onto certain of our customers. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate these rates will continue to decline in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers if such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our services to other service providers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from whom we obtain wholesale services. Continued rate decreases would require us to lower our rates to remain competitive and would reduce or possibly eliminate any gross profit from our services. Furthermore, if telecommunications rates continue to decline, we may lose subscribers for our services.

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

Our 8x8 service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our 8x8 service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operating results.

Our infringement of a third party's proprietary technology would disrupt our business.

There has been substantial litigation in the communications, VoIP services, semiconductor, electronics, and related industries regarding intellectual property rights and, from time to time, third parties may claim infringement by us of their intellectual property rights. Our broad range of technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. For example, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C. ("AT&T IP") expressing the belief that we must license a specified patent for use in our 8x8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. At the same time, we began an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We have continued to engage in discussions with AT&T IP to explore a mutually agreeable resolution of the parties' respective assertions regarding these intellectual property issues. We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us.

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that certain technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology. For example, on April 22, 2009, we were named as a defendant, along with Comcast, Microsoft, Avaya, Embarq, and Qwest, in a complaint filed by Web Telephony, LLC in the Eastern District of Texas. On April 29, 2009, we entered into a settlement agreement with Web Telephony, which filed a motion to dismiss the lawsuit on May 8, 2009.

We license technology from third parties that we do not control and cannot be assured of retaining.

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

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2009, we had been awarded 73 United States patents and have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have, in the past, licensed and, in the future, expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which 8x8 offers service to its customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components as we currently have no means to automatically identify the physical location of one of our subscribers on the Internet. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet, or dynamically pinpoint or update the location of our customers' telephony devices. In the United States, the FCC as well as our competitors have made statements in the past suggesting that we should be required to automatically determine the physical location of our customers' equipment as a precondition for offering telecommunications services to them.

Internet service providers might restrict our ability to provide VoIP telephony services in the future.

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

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Additionally, we are currently being audited by two states for state and municipal taxes. We have established an accrued tax liability of $0.2 million as of March 31, 2009, to account for the claims by some states that we should have collected and remitted sales taxes in the past. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

Our emergency and E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with E-911 emergency dialing with the 8x8 service.

Both our emergency calling service and our E-911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the Public Safety Answering Point, or PSAP, in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and actual location information. While the E-911 service we have deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our E-911 capabilities are not yet available from all locations. In addition, the only location information that our E-911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us prior to the 9-1-1 call. A customer's registered location may be different from the customer's actual location at the time of the call because customers can use the 8x8 service from any broadband connection anywhere in the world.

We are currently deploying E-911 service that is similar to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For those customers located in an E-911 area, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer's registered location. The dispatcher will have automatic access to the customer's telephone number and registered location information. If a customer moves their 8x8 service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 9-1-1 call. This can lead to delays in the delivery of emergency services.

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

On November 7, 2005, the Enforcement Bureau of the FCC issued a notice to interconnected VoIP providers detailing the information required to be submitted to the FCC in E-911 compliance letters due by November 28, 2005. In this notice, the Enforcement Bureau stated that, although it would not require providers that had not achieved full E-911 compliance by November 28, 2005, to discontinue the provision of interconnected VoIP services to any existing customers, it did expect that such providers would discontinue marketing VoIP services, and accepting new customers for their services, in all areas where they are not transmitting 9-1-1 calls to the appropriate PSAP in full compliance with the FCC rules. On November 28, 2005, we began offering nomadic E-911 service to all of our customers with United States service addresses, and began charging those customers an additional $1.99 per month plus any applicable local 9-1-1 taxes and surcharges effective January 1, 2006. On November 28, 2005, we also modified the 8x8 account signup procedures to require service addresses to be entered and validated, at the time an order for service is placed, to ascertain whether 8x8's nomadic E-911 service is available at that address. On November 28, 2005, we also filed our E-911 compliance report which is available on the FCC's website, at

http://www.fcc.gov, under Wireline Competition Docket Number 05-196. On March 19, 2007, we received a letter from the Enforcement Bureau of the FCC requesting that we file an updated E-911 Status Report no later than April 11, 2007. On April 11, 2007, we responded to the FCC stating that 91% of our customers are either in compliance with the VoIP 9-1-1 order or were signed up prior to November 28, 2005. We provide a nomadic emergency calling service to 100% of our customers who have a service location, as registered by the customer, within the United States.

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

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). The outcome of this proceeding cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our customers on the Internet. The FCC's VoIP E-911 order has increased our cost of doing business and may adversely affect our ability to deliver the 8x8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. Our compliance with and increased costs due to the FCC's VoIP E-911 order put us at a competitive disadvantage to those VoIP service providers who have chosen not to comply with the FCC's mandates. We cannot guarantee that emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services from outside of the United States. The FCC's current VoIP E-911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

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

We selected a partner to work with us to develop a solution for CALEA compliant lawful interception of communications and, as of May 14, 2007, we had installed this solution in our network operations and data centers, but had not yet completed certification testing of all required intercept capabilities of this equipment. We completed formal CALEA compliance testing with this partner in March 2009 and currently, our tested CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

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

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue. We were allowed to calculate our contribution based on the safe harbor or by preparing a traffic study. We began contributing to the federal USF on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for all subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. There is also a risk that state Universal Service Funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, at least three states, including Nebraska, contend that providers of interconnected VoIP services, like us, should contribute to its USF fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. But, on May 14, 2009, the Nebraska Public Service Commission requested a rehearing or a rehearing en banc of the decision handed down by the three-judge panel. We cannot predict the outcome of this ongoing litigation. As of March 31, 2009, we were collecting or remitting state USF in one state. Effective June 1, 2009, we will cease collecting and remitting state USF.

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

We support local number portability, or LNP, for our customers, which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that, in the past, has taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new customer of our services must maintain both the new 8x8 service and the customer's existing telephone service during the number transfer process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on third party carriers to transfer the numbers, as well as the delay the existing telephone service provider may contribute to the process. Local number portability is considered an important feature by many potential customers, especially our business customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers or retaining existing customers. Moreover, the FCC now requires interconnected VoIP providers, like us, to comply with industry standard timeframes and a new order shortens the timeframe for certain types of ports considerably, although the new order will not be effective for at least nine months. If we are unable to process ports within the requisite timeframes, we could be subject to fines and/or penalties. Additionally, both customers and carriers may seek relief from the relevant state public utility commission, the FCC, and/or in state or federal court. During fiscal 2008, the FCC required interconnected VoIP providers to remit regulatory and local number portability fees.

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

We expect the volume of simultaneous calls to increase significantly as the 8x8 subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt, we could lose customers, all of which could have a material adverse effect on our business, financial condition or operating results.

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide voice and video communications service and electronically billing our 8x8 customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by 8x8 subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our 8x8 transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our 8x8 services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

We have experienced losses due to subscriber fraud and theft of service.

Subscribers have obtained access to the 8x8 service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been significant. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 3.6% for the fiscal year ended March 31, 2009. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

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

We currently sell our products directly to consumers and through third party resellers and retailers, such as Office Depot. Agreements with distribution partners generally provide for one-time or recurring commissions based on our list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition or operating results.

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

Our products have lead times of up to several months and are built to forecasts that are necessarily imprecise. Because of our practice of building our products to necessarily imprecise forecasts, it is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third party vendors for the supply of components and contract manufacturers to assemble our products, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates that are not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our products could result in legal action from our customers, loss of customers or harm to our ability to attract new customers. Any of these factors could have a material adverse effect on our business, financial condition or operating results.

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

As of March 31, 2009, we had cash and cash equivalents and investments of approximately $16.4 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

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

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on May 21, 2009, our common stock had a closing bid price of approximately $0.72 per share. We also must meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 21, 2009, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $44,634,000 and we were therefore in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b).

On March 23, 2009, NASDAQ announced that it would temporarily suspend enforcement of its rules regarding minimum closing bid price and minimum market value of public shares in light of current extraordinary market conditions. Both rules are to be reinstated on July 20, 2009.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in Santa Clara, CA in a facility that is approximately 47,000 square feet and is leased through August 2009. Design, testing, research and development, sales and marketing, shipping, customer service and administrative activities are performed at this facility. We also lease office space for our research and development operation in Sophia-Antipolis, France. On May 1, 2009, we entered into a lease agreement pursuant to which we will lease approximately 52,000 square feet of office space in Sunnyvale, California for our principal headquarters. The scheduled commencement date for the Sunnyvale, California facility is September 1, 2009, and the term of the lease is three years. We believe our new facilities will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 3 to the consolidated financial statements contained in Part II, Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in various legal claims and litigation that arise in the normal course of our operations. While the results of such claims and litigation cannot be predicted with certainty, we are not currently aware of any such matters that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

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

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2009. As of May 21, 2009, there were 290 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2009:
First quarter	$ 1.27	$ 0.97
Second quarter	$ 1.14	$ 0.87
Third quarter	$ 0.90	$ 0.42
Fourth quarter	$ 0.65	$ 0.45
Fiscal 2008:
First quarter	$ 1.53	$ 1.24
Second quarter	$ 1.52	$ 1.22
Third quarter	$ 1.53	$ 0.86
Fourth quarter	$ 1.26	$ 0.94

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2004 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Total revenues	$64,674	$61,646	$53,130	$31,892	$11,475
Net income (loss)	$(2,500)	$30	$(9,930)	$(23,253)	$(15,348)
Net income (loss) per share:
Basic	$(0.04)	$0.00	$(0.16)	$(0.42)	$(0.35)
Diluted	$(0.04)	$0.00	$(0.16)	$(0.42)	$(0.35)
Total assets	$21,856	$21,551	$19,958	$31,120	$39,080
Fair value of warrant liability	$21	$335	$3,387	$7,123	$4,837
Accumulated deficit	$(202,719)	$(200,219)	$(200,249)	$(190,319)	$(167,066)
Total stockholders' equity	$9,030	$7,849	$5,377	$12,970	$24,907

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunication services for Internet protocol, or IP, telephony and video applications. We offer the 8x8 broadband VoIP and video communications service, 8x8 Virtual Office service, 8x8 Trunking service, 8x8 Hosted Key System service, videophone equipment and services, and the 8x8 MobileTalk service. We shipped our first VoIP product in 1998, launched our 8x8 service in November 2002, the 8x8 Virtual Office business service offering in March 2004 and the 8x8 MobileTalk service in November 2008. As of March 31, 2009, we had more than 80,000 8x8 residential and videophone customers and more than 16,000 business customers in service. Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

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

Under the terms of our typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. We have determined that we have sufficient history of subscriber conduct to make a reasonable estimate of cancellations within the 30-day trial period. Therefore, we recognize new subscriber revenue in the month in which the new order was shipped, net of an allowance for expected cancellations.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, we allocate 8x8 revenues, including activation fees, among the desktop terminal adapter, Virtual Office phone, or videophone and subscriber services. Subsequent to the subscriber's initial purchase of the services, revenues allocated to the desktop terminal adapter, Virtual Office phone or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized when the related services are provided. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

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

During fiscal 2009, 2008 and 2007, revenues from software licensing and related arrangements were limited. For arrangements with multiple obligations (for example, undelivered maintenance and support), we have allocated revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. We base the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

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

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2009, the accounts receivable balance was $0.4 million, net of an allowance for doubtful accounts of $302,000, including a reserve for disputed credits, and an estimated returns reserve of $77,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Acquired Product Rights

On April 29, 2009, we resolved a patent litigation matter with Web Telephony by entering into a license and settlement agreement that resolved all legal claims by Web Telephony. As part of the settlement, we will pay eight quarterly payments over the next two years. Under the transaction, we expensed $339,000 of the patent settlement costs during the year ended March 31, 2009 that were related to benefits received by us in and during the periods prior to fiscal year 2009. The remaining license fee was recorded as other long term assets as of March 31, 2009 and is being amortized to cost of service revenues in the Consolidated Statements of Operations over the remaining life of the primary patent, which expires in September 2017.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of approximately $71.4 million as of March 31, 2009, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

We have received inquiries, demands or audit requests from several states and municipal taxing and 9-1-1 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have recorded an expense of $72,000 and $375,000 for the years ended March 31, 2009 and 2008, respectively, as our estimate of the increase in probable tax exposure for such assessments. Our cumulative estimate for probable assessments is $0.2 million as of March 31, 2009, which is recorded in the accrued taxes line item in the consolidated balance sheets.

Stock-Based Compensation

Effective April 1, 2006, we account for our employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan and the 2006 Stock Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan ("Purchase Plan") under the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), Financial Accounting Standards Board ("FASB") Technical Bulletin 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB"), No. 107. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. We have adopted the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

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

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2009 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 has been recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2009 included the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2009, 2008 and 2007, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

On January 27, 2009, our board of directors approved the acceleration of unvested stock options to purchase 3,902,186 shares of common stock. 1,737,509 of these shares are subject to options held by our executive officers and directors. These options of our executive officers and directors, taken as a whole, have a weighted average exercise price of $1.06 per share and range from $0.63 to $1.79 per share, and a weighted average remaining vesting term of 2.85 years. Approximately $1.1 million of the $2.4 million stock-based compensation charge in the fourth quarter of 2009 applies to the options held by our executive officers and directors.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007
Gross business customer additions (1)	2,792	2,437	3,324	2,398	2,162	1,924	1,872	1,746
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,245	1,224	1,187	1,098	1,138	949	849	876
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.7%	2.9%	3.1%	3.2%	3.6%	3.3%	3.3%	3.8%
Total business customers (3)	16,013	14,706	13,744	11,898	10,845	10,007	9,111	8,160

Business customer average monthly service
per customer (4)	$ 202	$ 208	$ 220	$ 237	$ 229	$ 233	$ 234	$ 247

Revenue from business customers (in '000s)	$ 10,728	$ 10,614	$ 9,826	$ 9,077	$ 8,111	$ 7,542	$ 6,953	$ 6,444
Revenue from residential and video
customers (in '000s)	$ 5,236	$ 5,572	$ 6,356	$ 7,192	$ 7,685	$ 8,182	$ 7,793	$ 8,181
Revenue from technology licensing (in '000s)	$ (199)	$ 17	$ 243	$ 12	$ 536	$ 80	$ 22	$ 117
Total Revenue	$ 15,765	$ 16,203	$ 16,425	$ 16,281	$ 16,332	$ 15,804	$ 14,768	$ 14,742

Percentage of revenue from business customers	68.1%	65.5%	59.8%	55.8%	49.7%	47.7%	47.1%	43.7%
Percentage of revenue from residential and
video customers	33.2%	34.4%	38.7%	44.1%	47.0%	51.8%	52.8%	55.5%
Percentage of revenue from technology
licensing	-1.3%	0.1%	1.5%	0.1%	3.3%	0.5%	0.1%	0.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Overall service margin	71%	74%	73%	75%	74%	70%	67%	70%
Overall product margin	-50%	9%	-10%	-13%	-23%	15%	-77%	-4%
Overall gross margin	59%	67%	65%	68%	67%	65%	52%	64%

Total (business, residential and video)
subscriber acquisition cost per service (5)	$ 119	$ 135	$ 163	$ 162	$ 155	$ 129	$ 99	$ 138
Business subscriber acquisition cost per
service (6)	$ 118	$ 141	$ 171	$ 171	$ 158	$ 161	$ 142	$ 141
Average number of services subscribed to per
business customer	6.6	6.6	6.9	7.1	7.2	7.3	7.2	7.0
Business customer subscriber acquisition cost (7)	$ 785	$ 933	$ 1,174	$ 1,217	$ 1,135	$ 1,177	$ 1,028	$ 991

Residential lines in service	81,569	86,992	93,865	100,937	107,260	112,229	117,338	100,571
Total (business, residential and video)
customer churn (less cancellations within
30 days of sign-up) (8)	3.5%	3.9%	4.2%	3.5%	4.0%	3.8%	3.9%	4.6%

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

(4) Business customer average monthly service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

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

We believe it is useful to monitor these metrics together and not individually as we do not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

REVENUES
	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Service revenues	$58,486	$56,177	$45,046	$2,309	4.1%	$11,131	24.7%
Percentage of total revenues	90.4%	91.1%	84.8%

Service revenues consist primarily of revenues attributable to the provision of our 8x8 services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2009, compared with fiscal year 2008, was primarily attributable to a $9.3 million increase in 8x8 service revenues resulting from the growth of our business service subscriber base. Our business service subscriber base grew from approximately 11,000 customers at the end of fiscal 2008 to approximately 16,000 customers on March 31, 2009. The increase was offset by a decrease of $5.7 million attributable to residential and videophone services and a $0.7 million decrease in revenue attributable to royalties earned. The decrease in service revenues from residential and video customers resulted from a reduction in the number of residential and video lines in service from approximately 107,000 in fiscal 2008 to approximately 82,000 in fiscal 2009. Also, compared with fiscal 2008, there was a $0.6 million reduction in the one time recognition of revenue due to a ruling by the U.S. Court of Appeals for the District of Columbia in June 2007 that interconnected VoIP providers are not required to obtain pre-approval of traffic studies. As a result of the ruling, in the first quarter of fiscal 2008 we retroactively applied our traffic study contribution rate to our historical subscriber retail revenues which resulted in the recognition of revenue of $0.6 million from the reduction of the related accrued liability in the first fiscal quarter of 2008.

The increase in fiscal year 2008, compared with fiscal year 2007, was primarily attributable to an $11.8 million increase in 8x8 service revenues resulting from the growth in the business service subscriber base and an increase in the price of our service instituted on March 1, 2007. The business service subscriber base grew from approximately 7,000 customers at the end of fiscal 2007 to approximately 11,000 on March 31, 2008. Our residential customer base did not significantly change between the end of fiscal 2007 and 2008, as the decline in our existing customer base was offset by the transition of a competitor's former customers to the 8x8 residential service. While service revenues increased during fiscal 2008 our wholesale service and royalty revenues declined by $1.3 million primarily due to the termination of our agreement with Bellsouth in the fourth fiscal quarter of 2007 in connection with its merger with AT&T.

	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Product revenues	$6,188	$5,469	$8,084	$719	13.1%	$(2,615)	-32.3%
Percentage of total revenues	9.6%	8.9%	15.2%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our 8x8 service.

The increase in fiscal year 2009 from fiscal year 2008 resulted from a $2.2 million increase in product revenue attributable to growth in our business customer subscriber base. However, product revenue attributable to residential and video service customers declined by $1.5 million.

The decrease in fiscal year 2008 from fiscal year 2007 was primarily attributable to a $3.4 million decrease in product revenue attributable to residential customers as we redirected our marketing away from residential customers to marketing our services to small businesses. In addition, we waived the regular start-up costs, which include the equipment cost associated with residential service plans, as part of the transition of a competitor's former customers to the 8x8 service. The decrease in residential customer product revenues during fiscal 2008 was partially offset by an increase of $0.8 million in product revenue attributable to the growth in our business customer subscriber base.

No single customer represented more than 10% of our total revenues during fiscal 2009, 2008 or 2007.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2009	2008	2007
United States	$64,633	$61,052	$52,463
Other locations	41	594	667
	$64,674	$61,646	$53,130

COST OF REVENUES
	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Cost of service revenues	$15,714	$16,671	$19,020	$(957)	-5.7%	$(2,349)	-12.4%
Percentage of service revenues	26.9%	29.7%	42.2%

The cost of service revenues primarily consist of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

Cost of service revenues for fiscal 2009 compared with fiscal 2008 decreased $1.0 primarily due to a reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel and licenses fee costs compared with the prior fiscal year.

Cost of service revenues for fiscal 2008 compared with fiscal 2007 decreased $2.3 million also due to a price reduction by third party network service vendors and our switch to the use of multiple third party network provider vendors throughout fiscal 2007 and 2008. The cost of service revenues as a percentage of service revenues decreased substantially from fiscal 2007 to fiscal 2008 due to a reduction in pricing by third party network service vendors combined with an increase in the percentage of total revenue from business customers. The cost of service revenues as a percentage of service revenues is less for business customers than for residential customers.

	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Cost of product revenues	$7,135	$6,762	$8,074	$373	5.5%	$(1,312)	-16.2%
Percentage of product revenues	115.3%	123.6%	99.9%

The cost of product revenues consist of costs associated with systems, components, system manufacturing, assembly and testing performed by third party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We generally do not charge residential subscribers for the terminal adapters used to provide our service when they subscribe through our website. We also have offered incentives to customers who purchase terminal adapters and telephones in our retail channels to offset the customer's cost of the equipment purchased from a retailer. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the terminal adapters.

The increase in the cost of product revenues for fiscal 2009 from fiscal 2008 was primarily due to a $2.0 million increase in the shipment of equipment to our business customers. The increase in cost of product revenues was partially offset by a $1.7 million decrease in shipments of equipment to residential subscribers and a $0.4 million reduction in freight costs. The cost of product revenues as a percentage of product revenues decreased in part due to a reduction in discounting of product sales by our sales force in fiscal 2009.

The decrease in the cost of product revenues for fiscal 2008 from fiscal 2007 was primarily due to a $1.1 million reduction in shipments of residential and videophone equipment and a $0.5 million reduction in product reserves as we eliminated a royalty expense accrual after determining that we were unlikely to pay such royalties in the future.

Cost of product revenues during fiscal 2008 included an increase of $0.3 million for shipments of equipment attributable to growth in our business customer subscriber base and a $0.1 million increase in costs from the write-off of equipment shipped to a failed retailer. The cost of product revenues as a percentage of product revenue increased due to an increase in shipments of equipment to residential subscribers who switched to our service when one of our competitors shut down and terminated its service offering.

RESEARCH AND DEVELOPMENT EXPENSES
	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Research and development	$5,212	$4,335	$4,712	$877	20.2%	$(377)	-8.0%
Percentage of total revenues	8.1%	7.0%	8.9%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs, including software development costs, as they are incurred.

The increase in research and development expenses for fiscal 2009 from fiscal 2008 was primarily attributable to an increase in personnel and contractor headcount expenses, including a $0.3 million increase in SFAS 123(R) stock-based compensation expense.

The decrease in research and development expenses for fiscal 2008 from fiscal 2007 was primarily attributable to a $0.3 million decrease in contractor headcount expenses. In addition, departures by employees that we did not replace in fiscal 2008 reduced total research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Selling, general and administrative	$39,680	$37,596	$35,657	$2,084	5.5%	$1,939	5.4%
Percentage of total revenues	61.4%	61.0%	67.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in selling, general and administrative expenses for fiscal 2009 from fiscal 2008 was primarily due to a $4.1 million increase in employee and temporary personnel costs, including a $1.5 million increase in SFAS 123(R) stock-based compensation expense, $0.5 million increase in advertising, public relations and other marketing and promotional expenses, a $0.2 million increase in travel and meal expenses, a $0.1 million increase in printing expenses, and a $0.1 million increase in expensed equipment and software. This increase was partially offset by a $1.5 million decrease in sales agent and retailer commissions, a $0.9 million decrease in sales and use tax expenses as we began to collect and remit taxes in states outside of California, a $0.3 million decrease in accounting and tax fees, and a $0.2 million decrease in credit card processing fees.

The increase in selling, general and administrative expenses for fiscal 2008 from fiscal 2007 was primarily due to a $2.3 million increase in additional employee and temporary personnel costs and a $1.4 million increase in advertising, public relations, and other marketing and promotional expenses. This increase was partially offset by a $0.9 million decrease in sales agent and retailer commissions and a $0.5 million decrease in sales and use tax expenses as we began to collect and remit taxes in states outside of California.

INTEREST INCOME AND OTHER, NET
	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Interest income and other, net	$298	$1,606	$667	$(1,308)	-81.4%	$939	140.8%
Percentage of total revenues	0.5%	2.6%	1.3%

Our interest income and other, net, primarily consists of interest and investment income earned on our cash, cash equivalents and investment balances. This item consisted of interest income alone in 2009. Other income in fiscal 2008 included $1.2 million from the sale of two patents.

The increase in other income for fiscal 2008 from fiscal 2007 consists primarily of $1.2 million from the sale of two patents offset by a reduction in interest and investment income earned on our cash, cash equivalents and investment balances of $0.2 million due to lower average cash balances and interest rates.

INCOME ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY

	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Income on change in fair
value of warrant liability	$314	$2,142	$3,736	$(1,828)	-85.3%	$(1,594)	-42.7%
Percentage of total revenues	0.5%	3.5%	7.0%

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

The decrease in the income from change in fair value of warrants in fiscal 2009 from fiscal 2008 occurred because the fair value of warrants and warrant liability declined due to a reduction in our stock price, expected stock price volatility, risk free interest rate and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

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

PROVISION FOR INCOME TAXES
	Year Ended March 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollar amounts in thousands)
Provision for income taxes	$45	$-	$-	$45	100.0%	$-	0.0%
Percentage of total revenues	0.1%	0.0%	0.0%

We had a $45,000 provision for income taxes for the fiscal year ended March 31, 2009 for state tax in several states and foreign withholding tax on royalty revenue. We had no provision for income taxes in the fiscal years ended March 31, 2008 and 2007.

At March 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $153.9 million and $88.1 million, respectively, that expire at various dates beginning in 2013 and continuing through 2029. In addition, at March 31, 2009, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.4 million and $2.8 million, respectively. The federal credit carryforwards will begin expiring in 2010 continuing through 2029, while the California credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2009 and 2008, we had gross deferred tax assets of approximately $71.4 million and $72.1 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we have applied a full valuation allowance as of March 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had $16.4 million of cash and cash equivalents. By comparison, at March 31, 2008, we had $11.2 million in cash and cash equivalents, and $3.4 million in investments for a combined total of $14.6 million. We currently have no borrowing arrangements. Our cash and cash equivalents balance increased $5.2 million and the combined balance increased by $1.8 million during fiscal 2009. The increase in cash, cash equivalents and investments was primarily attributable to a $2.3 million of cash from operating activities, and $0.4 million of proceeds from issuance of common stock under employee stock plans, partially offset by $0.8 million of capital expenditures, as discussed below.

Net cash provided by operating activities for fiscal 2009 was $2.3 million, compared with $3.0 million provided by operating activities for fiscal 2008.

The net cash provided by operating activities for fiscal 2009 resulted primarily from a net loss of $2.5 million, a $3.3 million adjustment for stock compensation, which includes $2.4 million due to the acceleration of unvested employee stock options in January 2009, a $1.3 million adjustment for depreciation, a $1.0 million reduction in accounts receivable related to the payment by nationwide retailers and software licensing and royalty customers, a $0.8 million reduction in deferred cost of goods sold primarily related to sell thru of equipment by retailers and net retailer returns, a $1.3 million increase in other current and noncurrent liabilities primarily due to a license and settlement agreement, a $0.6 million provision for inventory primarily due to $0.5 million of excess inventory related to our business services analog phone, a $0.4 million provision for doubtful accounts primarily related to royalty revenue, and a $0.2 million write off of our legacy billing system recorded as other adjustments to reconcile net loss to net cash provided by operating activities. This was reduced by a $1.4 million increase in inventory due to the procurement of the new business IP phones launched in July 2008, timing of receipt of inventory and net retailer returns, a reduction of $1.3 million due to payment of accrued sales tax, a net $0.2 million increase in accrued taxes, a $0.9 million decrease in deferred revenue related to cash collections of $4.3 million from annual service plans in which the customer pre-pays for 12 months of service offset by a $4.5 million recognition of deferred annual plan revenue, a $0.7 million reduction related to sell thru of equipment by retailers and net retailer returns, and a $0.4 million increase in other current and noncurrent assets primarily related to acquired product rights.

The net cash provided by operating activities for fiscal 2008 resulted primarily from a $1.0 million decrease in inventory due to lower inventory levels of customer premise equipment (CPE), a $0.8 million increase in accrued taxes, a $1.7 million increase in deferred revenue related to cash collections of $4.7 million from annual plan subscriptions primarily due to the transition of a competitor's former customers to the 8x8 residential annual plan service offset by recognition of $3.1 million of annual plan revenue, net of $0.7 million non-cash items including depreciation and amortization, stock compensation expense, and change in fair value of warrant liability. This was reduced by a $1.2 million increase in accounts receivable primarily due to retailer transactions.

Although we have achieved positive cash flows from operations in the fiscal year ended March 31, 2009 and 2008, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. We believe that current cash, cash equivalents and investments will be sufficient to finance our operations for at least the next 12 months. However, we continually evaluate our cash needs and may pursue additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price or terms that are acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer term business objectives. In addition, any such financing may be materially dilutive to our existing stockholders.

Contractual Obligations

Future operating lease payments, net of sublease income, capital lease payments and purchase obligations at March 31, 2009 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2010	2011	2012	2013	2014	Total
Capital leases	$42	$26	$22	$-	$-	$90
Office leases	206	-	-	-	-	206
License fee	550	250	-	-	-	800
Purchase obligations
Third party customer support provider	2,457	-	-	-	-	2,457
Open purchase orders	2,132	-	-	-	-	2,132
	$5,387	$276	$22	$-	$-	$5,685

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable five year capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at March 31, 2009 totaled $182,000 with accumulated amortization of $102,000.

We lease our primary facility in Santa Clara, California under a non-cancelable operating lease that expires in fiscal 2010. We also have a leased facility in France. On May 1, 2009, we entered into a three year lease for a new primary facility in Sunnyvale, California. The facility leases include rent escalation clauses and require us to pay utilities and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

We entered into a new contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $491,000. The agreement requires 150 day notice to terminate. The total remaining obligation under the contract is $2.5 million.

At March 31, 2009 we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $2.1 million primarily related to inventory purchases.   These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

Subsequent to year end, in April 2009, the Company entered into a license and settlement agreement. The agreement requires the Company to pay eight quarterly payments over the next two years. The total remaining obligation under the contract is $0.8 million

At March 31, 2009, we had a $21,000 liability related to warrants issued to two investors in an equity financing transaction in fiscal 2006. The warrants expire in December 2010. We account for these warrants as liabilities because of the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

During the years ended March 31, 2009 and 2008, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	45
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets at March 31, 2009 and 2008	47
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2009	48
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2009	49
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2009	50
Notes to Consolidated Financial Statements	51
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.	71
Consolidated Quarterly Financial Data	72

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company) as of March 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement Schedule II- Valuation and Qualifying Accounts. We also have audited the Company's internal control over financial reporting as of March 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also include performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc. and consolidated subsidiaries, as of March, 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/ Moss Adams LLP

San Francisco, California
May 22, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 8x8, Inc:

In our opinion, the consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for each of two years in the period ended March 31, 2008 present fairly, in all material respects, the financial position of 8x8, Inc. and its subsidiaries at March 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended March 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
May 23, 2008

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,376	$11,185
Short-term investments	-	3,382
Accounts receivable, net of allowance of $302 and $61	414	1,807
Inventory	2,297	1,539
Deferred cost of goods sold	193	943
Other current assets	648	549
Total current assets	19,928	19,405
Property and equipment, net	1,485	2,010
Other assets	443	136
Total assets	$21,856	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,810	$4,885
Accrued compensation	1,264	1,048
Accrued warranty	328	314
Accrued taxes	1,777	2,896
Deferred revenue	2,254	3,139
Other accrued liabilities	2,081	976
Total current liabilities	12,514	13,258

Non-current liabilities	291	109
Fair value of warrant liability	21	335
Total liabilities	12,826	13,702
Commitments and contingencies (Note 3)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2009
and at March 31, 2008	-	-
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at March 31, 2009 and March 31, 2008;
Issued and outstanding: 62,686,039 shares
at March 31, 2009 and 62,067,269 shares at March 31, 2008	63	62
Additional paid-in capital	211,686	208,001
Accumulated other comprehensive income	-	5
Accumulated deficit	(202,719)	(200,219)
Total stockholders' equity	9,030	7,849
Total liabilities and stockholders' equity	$21,856	$21,551

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2009	2008	2007
Service revenues	$58,486	$56,177	$45,046
Product revenues	6,188	5,469	8,084
Total revenues	64,674	61,646	53,130

Operating expenses:
Cost of service revenues	15,714	16,671	19,020
Cost of product revenues	7,135	6,762	8,074
Research and development	5,212	4,335	4,712
Selling, general and administrative	39,680	37,596	35,657
Total operating expenses	67,741	65,364	67,463
Loss from operations	(3,067)	(3,718)	(14,333)
Other income, net	298	1,606	667
Income on change in fair value of warrant liability	314	2,142	3,736
Income (loss) before provision for income taxes	(2,455)	30	(9,930)
Provision for income taxes	45	-	-
Net income (loss)	$(2,500)	$30	$(9,930)

Net income (loss) per share:
Basic	$(0.04)	$0.00	$(0.16)
Diluted	$(0.04)	$0.00	$(0.16)

Weighted average number of shares:
Basic	62,317	61,897	61,365
Diluted	62,317	62,112	61,365

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2006	61,138,280	$61	$203,263	$(35)	$(190,319)	$12,970
Issuance of common stock under
stock plans	633,552	1	494	-	-	495
Stock compensation charge	-	-	1,810	-	-	1,810
Unrealized investment loss	-	-	-	32	-
Net loss	-	-	-	-	(9,930)
Total comprehensive loss	-	-	-	-	-	(9,898)
Balance at March 31, 2007	61,771,832	62	205,567	(3)	(200,249)	5,377
Issuance of common stock under
stock plans	295,437	-	252	-	-	252
Stock compensation charge	-	-	1,272	-	-	1,272
Conversion of warrant liability to equity	-	-	910	-	-	910
Unrealized investment gain	-	-	-	8	-
Net income	-	-	-	-	30
Total comprehensive income	-	-	-	-	-	38
Balance at March 31, 2008	62,067,269	62	208,001	5	(200,219)	7,849
Issuance of common stock under
stock plans	513,770	1	317	-	-	318
Issuance of common stock on
exercise of warrant	105,000	-	73	-	-	73
Stock compensation charge	-	-	3,295	-	-	3,295
Unrealized investment loss	-	-	-	(5)	-
Net loss	-	-	-	-	(2,500)
Total comprehensive income	-	-	-	-	-	(2,505)
Balance at March 31, 2009	62,686,039	$63	$211,686	$-	$(202,719)	$9,030

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,500)	$30	$(9,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,269	1,529	1,430
Stock compensation expense	3,295	1,272	1,810
Income on change in fair value of warrant liability	(314)	(2,142)	(3,736)
Amortization of discount and premium on marketable securities	(8)	(55)	32
Other	1,118	390	251
Changes in assets and liabilities:
Accounts receivable, net	1,032	(1,202)	(72)
Inventory	(1,356)	994	(1,035)
Other current and noncurrent assets	(406)	(97)	300
Deferred cost of goods sold	750	121	478
Accounts payable	(177)	(54)	466
Accrued compensation	216	223	(112)
Accrued warranty	14	(9)	22
Accrued taxes	(1,119)	818	1,315
Deferred revenue	(885)	1,651	(1,005)
Other current and noncurrent liabilities	1,325	(438)	(136)
Net cash provided by (used in) operating activities	2,254	3,031	(9,922)

Cash flows from investing activities:
Acquisitions of property and equipment	(801)	(699)	(1,424)
Proceeds from the sale of property and equipment	-	37	19
Purchase of investments	-	(5,323)	(2,300)
Sales of short-term investments	-	3,520	1,100
Maturities of short-term investments	3,385	3,650	12,700
Net cash provided by investing activities	2,584	1,185	10,095

Cash flows from financing activities:
Bank overdraft	-	-	(153)
Proceeds from issuance of common stock under employee stock plans	391	272	475
Capital lease payments	(38)	(38)	(19)
Net cash provided by financing activities	353	234	303
Net increase in cash and cash equivalents	5,191	4,450	476
Cash and cash equivalents, beginning of year	11,185	6,735	6,259
Cash and cash equivalents, end of year	$16,376	$11,185	$6,735

Supplemental and non-cash disclosures:
Conversion of warrant liability to equity	$-	$910	$-
Assets acquired under capital lease	$-	$-	$119
Assets disposed under capital lease	$-	$-	$(29)
Interest paid	$9	$8	$6

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

The Company offers the 8x8 broadband Voice over Internet Protocol, or VoIP, and video communications service, 8x8 Virtual Office service, 8x8 Trunking service, 8x8 Hosted Key system, videophone equipment and services, and 8x8 MobileTalk service. The 8x8 voice and video communications service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied IP Phone or terminal adapter to connect any telephone to a broadband Internet connection to make or receive calls from a regular telephone number. All 8x8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and online billing. In addition, 8x8 offers videophones for use with the 8x8 service. 8x8 has developed a suite of business services called 8x8 Virtual Office that offer feature-rich communications services to small and medium-sized business, eliminating the need for traditional telecommunications services and business phone systems. 8x8's primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business VoIP solution. 8x8 Virtual Office can completely replace a company's PBX infrastructure and deliver all telecom services over a managed or unmanaged Internet connection. The Company also sells pre-programmed analog telephones with speakerphones and a display screen, in conjunction with its Virtual Office service plans, which enable its business customers to access additional features of Virtual Office through on-screen phone menus. The Company's 8x8 MobileTalk service enables mobile phone users to make international phone calls from their mobile phones over the 8x8 international network.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ending March 31, 2009).

LIQUIDITY

Although the Company achieved positive cash flows from operations in the fiscal years ended March 31, 2009 and 2008, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash, cash equivalents and investments will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

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

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying desktop terminal adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates 8x8 revenues, including activation fees, among the desktop terminal adapter, telephone and subscriber services. Revenues allocated to the desktop terminal adapter or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30 day trial period. All other revenues are recognized as license and service revenues when the related services are provided.

Under the terms of the Company's typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. The Company has determined that it has sufficient history of subscriber conduct to make a reasonable estimate of cancellations within the 30-day trial period. Therefore, the Company recognizes new subscriber revenue in the month in which the new order was shipped, net of an allowance for expected cancellations.

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

License and other revenue

During fiscal 2009, 2008 and 2007, revenues from software and technology licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties surrounding product acceptance exist, fees from the agreement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

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

The Company's investments are comprised of corporate debt, federal agency securities and money market funds. At March 31, 2009 and 2008, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments were (in thousands):

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2009	Costs	Loss	Fair Value
Money market funds	$15,466	$-	$15,466
Total available-for-sale investments	$15,466	$-	$15,466

Reported as (in thousands):
Cash and cash equivalents			$15,466
Total			$15,466

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2008	Costs	Gain / Loss	Fair Value
Money market funds	$8,775	$-	$8,775
Corporate debt	2,583	(1)	2,582
Federal agency securities	794	6	800
Total available-for-sale investments	$12,152	$5	$12,157

Reported as (in thousands):
Cash and cash equivalents			$8,775
Short-term investments			3,382
Total			$12,157

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the current replacement cost or market is below the carrying value due to obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. Inventory at March 31, 2009 and 2008 was comprised of the following:

	March 31,
	2009	2008
	(in thousands)
Work-in-process	$1,695	$1,095
Finished goods	602	444
	$2,297	$1,539

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2009 and 2008 was comprised of the following:

	March 31,
	2009	2008
	(in thousands)
Machinery and computer equipment	$4,413	$3,884
Furniture and fixtures	167	167
Licensed software	1,628	1,547
Leasehold improvements	300	300
	6,508	5,898
Less: accumulated depreciation and amortization	(5,023)	(3,888)
	$1,485	$2,010

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

ACQUIRED PRODUCT RIGHTS

On April 29, 2009, the Company resolved patent litigation matter with Web Telephony by entering into a license and settlement agreement that resolved all legal claims between the companies. As part of the settlement, the Company will pay eight quarterly payments over the next two years. Under the transaction, the Company expensed $339,000 of the patent settlement costs during the year ended March 31, 2009 that were related to benefits received by the Company in and during the periods prior to fiscal year 2009. The remaining license amount was recorded as other long term assets as of March 31, 2009 and is being amortized to cost of service revenues in the Consolidated Statements of Operations over the remaining life of the primary patent, which expires in September 2017. See also Note 3, Commitments and Contingencies, Legal Proceedings.

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

The amount the Company records as a liability under EITF 00-19 is not, nor does the Company intend for it to be an admission or stipulation of the amount that the Company would owe or be obligated to pay the warrant holder in the event of an actual breach by the Company of the warrant terms. In fact, the Company has made no determination of the amount of liability, if any, that the Company would owe to the warrant holder in the event of such a breach.

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Research and development costs are charged to operations as incurred. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes purchase and implementation costs of internal use software. In accordance with SOP No. 98-1, during fiscal 2009, 2008 and 2007, the Company capitalized $0, $0 and $81,000, respectively.

SALE OF PATENTS

In the third quarter of fiscal 2008, the Company completed the sale of two of its patents for $1.2 million. The proceeds from the sale of the two patents are included in other income, net. The Company has retained a worldwide, royalty-free non-exclusive, non- sublicensable, non-transferable right and license to use the technology covered by these patents for all of its current and future products. The Company has no ongoing obligations associated with this transaction.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $7,297,000, $6,989,000 and $5,614,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

SUBSCRIBER ACQUISITION COSTS

Subscriber acquisition costs are expensed as incurred and include the advertising, marketing, promotions, commissions, rebates and equipment subsidy costs associated with the Company's efforts to acquire new subscribers.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $150,000, $44,000 and $45,000 as of March 31, 2009, 2008 and 2007, respectively. At March 31, 2009, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

The Company sells its products to consumers and distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For the year ended March 31, 2009, the Company recorded a $0.3 million provision for doubtful accounts related to one customer. For each of the two years ended March 31, 2008, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2009, one customer accounted for 32% of accounts receivable. At March 31, 2008, four customers accounted for 31%, 17%, 14% and 12% of accounts receivable.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company accounts for its employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan and the 2006 Stock Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan ("Purchase Plan") under the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), Financial Accounting Standards Board ("FASB") Technical Bulletin 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB"), No. 107. Under the

provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company has elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

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

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2009, 2008 and 2007, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2009, 2008 and 2007 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2009, 2008 and 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On January 27, 2009, the Company's board of directors approved the acceleration of unvested stock options to purchase 3,902,186 shares of common stock. 1,737,509 of these shares are subject to options held by the Company's executive officers and directors. These options of the Company's executive officers and directors, taken as a whole, have a weighted average exercise price of $1.06 per share and range from $0.63 to $1.79 per share, and a weighted average remaining vesting term of 2.85 years. Approximately $1.1 million of the $2.4 million stock-based compensation charge in the fourth quarter of 2009 applies to the options held by the Company's executive officers and directors.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) among the Company's operating functions for the years ended March 31, 2009, 2008 and 2007 that was recorded as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Cost of service revenues	$216	$33	$94
Cost of product revenues	47	18	17
Research and development	542	255	372
Selling, general and administrative	2,490	966	1,327
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	3,295	1,272	1,810
Tax benefit	-	-	-
Stock based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$3,295	$1,272	$1,810

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due to unrealized gains or losses on investments classified as available-for-sale. Comprehensive income (loss) is reflected in the consolidated statements of stockholders' equity.

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

	Years Ended March 31,
	2009	2008	2007

Numerator:
Net income (loss) available to common stockholders	$(2,500)	$30	$(9,930)

Denominator:
Common shares	62,317	61,897	61,365

Denominator for basic calculation	62,317	61,897	61,365
Employee stock options	-	133	-
Employee stock purchase plan	-	36	-
Warrants	-	46	-
Denominator for diluted calculation	62,317	62,112	61,365

Net income (loss) per share
Basic	$(0.04)	$0.00	$(0.16)
Diluted	$(0.04)	$0.00	$(0.16)

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Years Ended March 31,
	2009	2008	2007
Common stock options	10,736	9,038	8,930
Stock purchase rights	100	-	-
Warrants	5,445	7,838	8,663
	16,281	16,876	17,593

2. INCOME TAXES

For the year ended March 31, 2009, the Company recorded a provision for income taxes of $45,000, which was attributable to state tax in several states and foreign withholding tax on royalty revenue offset by federal refund in lieu of bonus depreciation (in accordance with the Economic Stimulus Act of 2009). There were no income tax provisions for the years ended March 31, 2008 and 2007. The components of the consolidated benefit for income taxes for fiscal 2009 consisted of the following (in thousands):

Current:
Federal	$(72)
State	64
Foreign	53
$45

The Company's income (loss) before income taxes included $38,000, $29,000 and $26,000 of foreign subsidiary income for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
	2009	2008
Research and development credit carryforwards	$3,510	$3,490
Net operating loss carryforwards	57,568	57,411
Inventory valuation	298	256
Reserves and allowances	2,194	1,514
Fixed assets and intangibles	7,783	9,415
	71,353	72,086
Valuation allowance	(71,353)	(72,086)
Total	$-	$-

Because of uncertainties regarding the realization of deferred tax assets, management has applied a full valuation allowance as of March 31, 2009 and 2008.

At March 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $153.9 million and $88.1 million, respectively, which expire at various dates beginning in 2013 and continuing through 2029. The net operating loss carryforwards include approximately $10.0 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2009, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.4 million and $2.8 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2010 and continuing through 2029, while the California credits will carry forward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Tax provision (benefit) at statutory rate	$(835)	$12	$(3,376)
State income taxes (benefit) before valuation
allowance, net of federal effect	20	(67)	(580)
Research and development credits	(100)	(52)	250
Change in valuation allowance	395	519	3,582
Income from change in fair value of warrant liability	(107)	(728)	(1,488)
Compensation/option differences	(5)	(9)	(14)
Prior year loss carryforward reduction	-	-	797
Non-deductible compensation	674	307	720
Foreign rate differences	-	-	(2)
Other	3	18	111
	$45	$-	$-

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the April 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Unrecognized Tax Benefits
	2009	2008
Balance at beginning of year	$2,122	$2,044
Gross increases - tax position in prior period	-	-
Gross decreases - tax position in prior period	(27)	-
Gross increases - tax positions related to the current year	111	78
Settlements	-	-
Lapse of statue of limitations	-	-
Balance at end of year	$2,206	$2,122

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.2 million, but any affect would have been fully offset by the application of the valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized, they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined that its deferred tax assets are more likely than not realizable. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1995 through fiscal 2009 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the fiscal year 2005 through 2009 tax years remain subject to examination by their respective tax authorities.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

3. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company may agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters such as breaches of representations or covenants or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, during the years ended March 31, 2009, 2008 and 2007 were as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Balance at beginning of year	$314	$323	$301
Accruals for warranties	366	297	331
Payments	(352)	(306)	(270)
Changes in estimates	-	-	(39)
Balance at end of year	$328	$314	$323

Standby letter of credit

At March 31, 2009 and 2008, the Company had certain restricted deposits totaling $100,000 which were recorded in the other assets line item on the consolidated balance sheets. This deposit was made in order to obtain a standby letter of credit in accordance with certain contractual obligations, and is collateralized by a cash deposit at the Company's bank.

Leases

The Company leases its primary facility in Santa Clara, California under a non-cancelable operating lease agreement that expires in August 2009. The Company also has leased facilities in France. The facility leases include rent escalation clauses, and require the Company to pay taxes, insurance and normal maintenance costs. At March 31, 2009, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

Year Ending March 31,
2010	$206
Total minimum payments	$206

Rent expense for the years ended March 31, 2009, 2008 and 2007 was $494,000, $486,000 and $434,000, respectively.

On May 1, 2009, the Company entered into a three year lease for a new primary facility in Sunnyvale, California, with a scheduled commencement date of September 1, 2009. The lease is an industrial gross lease with monthly rent of approximately $47,000 for the first 12 months, $52,000 for the next 12 months and $57,000 for the final 12 months of the lease term.

Capital Leases

In April 2005, June 2006 and March 2007, the Company entered into a series of non-cancelable five year capital lease agreements for office equipment bearing interest at various rates. At March 31, 2009, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
2010	$42
2011	26
2012	22
Total minimum payments	90
Less: Amount representing interest	(5)
85
Less: Short-term portion of capital lease obligations	(39)
Long-term portion of capital lease obligations	$46

Capital leases included in office equipment were $182,000 at March 31, 2009. Total accumulated amortization was $102,000 at March 31, 2009. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In March 2009, the Company entered into a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $491,000 effective April 1, 2009. The agreement requires 150 day notice to terminate. The total remaining obligation under the contract is $2.5 million.

Legal Proceedings

The Company, from time to time, is involved in various legal claims or litigation, including patent infringement claims that can arise in the normal course of the Company's operations. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

Subsequent to year end, in April 2009, the Company entered into a license and settlement agreement with a patent holder. The agreement requires the Company to pay eight quarterly payments over the next two years. At March 31, 2009, future minimum annual payments under the license and settlement agreement were as follows (in thousands):

Year ending March 31:
2010	$550
2011	250
Total minimum payments	800
Less: Amount representing interest	(29)
771
Less: Short-term portion of license fee	(526)
Long-term portion of license fee obligation	$245

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, although the Company historically complied with the California sales tax and financial contributions to the 9-1-1 system and Universal Service Fund. The Company has received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and, in response to these statutory changes, the Company has begun collecting and remitting Taxes in those states. Some of these Taxes could apply to the Company retroactively, and two states currently are conducting Tax audits of the Company's records. The Company has accrued a tax liability of $0.2 million at March 31, 2009 as its current estimate of the potential tax exposure for any retroactive Tax assessment by numerous states and municipalities.

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

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC order, interconnected VoIP providers were required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. The Company engaged a third party to help it develop a solution to be CALEA compliant.  The Company completed formal CALEA compliance testing with this third party in March 2009 and currently, the Company's CALEA solution is fully deployed in the 8x8 network. However, the Company could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if the Company fails to comply with, any current or future CALEA obligations.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of 64.9% of total VoIP service revenue to which federal USF contributions apply. The Company was allowed to calculate its contribution based on the safe harbor or by submitting a traffic study that would subsequently be approved by the FCC. For a period of at least two quarters beginning October 1, 2006, the Company was required to contribute to the USF for its subscribers' retail revenues as well as through the Company's underlying carriers' wholesale charges. Beginning October 1, 2006, the Company began charging its subscribers a USF surcharge fee equal to the USF contribution amounts the Company is required to contribute. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from the Company's underlying carriers' wholesale charges. As a result of the ruling, the Company retroactively applied its traffic study contribution rate to the historical subscriber retail revenues which resulted in the recognition of revenue of $573,000 due to the reduction of the related accrued liability in the first fiscal quarter of 2008. As of July 1, 2007, the Company is using the results of its traffic study to calculate the required contribution to the USF. Moreover, the FCC just released an Order clarifying how providers that rely on traffic studies to calculate their USF contributions should assess certain revenues associated with minutes-of-use charges. The Company is still evaluating the impact of this Order on its USF contribution but it may require the Company to increase its contribution resulting in higher pass-through charges to its customers. In the meantime, the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time nor can the Company determine the potential financial impact as the details of an alternative method of USF contribution have not been determined at this time. There is also a risk that state USF funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, several states contend that providers of interconnected VoIP services, like us, should contribute to their state USF funds. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. But, on May 14, 2009, the Nebraska Public Service Commission requested a rehearing or a rehearing en banc of the decision handed down by the three-judge panel. We cannot predict the outcome of this ongoing litigation. As of March 31, 2009, the Company was collecting and remitting state USF in one state. Effective June 1, 2009, the Company will cease collecting and remitting state USF.

On April 2, 2007, the FCC released an order extending the application of customer proprietary network information, or CPNI, rules to interconnected VoIP providers. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill. Under the FCC's existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are also aimed at establishing more stringent security measures for access to a customer's CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. At the present time, the Company does not utilize its customer's CPNI in a manner which would require it to obtain consent from its customers but, in the event that the Company does in the future, the Company will be required to adhere to specific CPNI rules aimed at marketing such services. Effective December 8, 2007, the Company implemented internal processes in order to be compliant with all of the FCC's CPNI rules and the Company filed its second, annual certification of its compliance with CPNI rules with the FCC on February 20, 2009. These rules may impose additional compliance costs on the Company and reduce its profitability or cause the Company to increase the retail price for its services.

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

On November 8, 2007, the FCC released a Report and Order concerning Local Number Portability ("LNP Order"). The LNP Order imposes local number portability and related obligations on interconnected VoIP Providers. The obligations require interconnected VoIP providers to contribute to shared numbering administration costs on a competitively neutral basis. The assessment of local number portability fees to the Company's service will increase the Company's costs and reduce its profitability or cause the Company to increase the price of its retail service offerings. On May 13, 2009, the FCC released another order concerning LNP that reduces the timeframe for certain types of ports that interconnected VoIP providers, like the Company, have to process requests from its customers to port numbers out to other service providers. The new rules imposing reduced porting timeframes are not currently effective and the Company does not expect them to become effective for at least one year. The Company relies on third parties to comply with the existing porting timeframes and the Company will continue to rely on third parties to comply with the new porting timeframes. The Company could be subject to fines, forfeitures and other penalties by state public utilities commissions or the FCC if it is not able to process certain ports in the existing or future timeframes or the Company could face legal liability in state or federal court from customers or carriers. The FCC also released a Further Notice of Proposed Rulemaking to refresh the record on how to further improve the porting process, and how to potentially expand the new one business day porting timeframe to other kinds of ports. The Company cannot predict the outcome of this proceeding nor its potential impact on the Company at this time.

On May 13, 2009, the FCC extended discontinuance rules that apply to non-dominant common carriers to interconnected VoIP providers, like the Company. The FCC's rules require non-dominant domestic carriers to provide notice to customers at least 30 days prior to discontinuing service to a telephone exchange, toll stations serving a community in whole or in part, and other similar activities that affect a community or part of a community. Additionally, carriers must inform certain state authorities of the discontinuation, and obtain prior FCC approval before undertaking the service disruption. The FCC's rules allow for streamlined treatment for FCC discontinuance approvals and interconnected VoIP providers will be able to take advantage of the same streamlined procedures afforded to non-dominant carriers. The applicability of these rules to interconnected VoIP providers, like the Company, are not entirely clear but would likely be applicable should the Company discontinue one of its service offerings in its entirety or if the Company were to exit the market in whole. The new discontinuance rules are not currently effective but the Company does not expect these new obligations to have a material impact on the business.

The effect of any future laws, regulations and the orders on the Company's operations, including, but not limited to, the 8x8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases the Company's costs of providing service that may or may not be recoverable from the Company's customers which could result in making the Company's services less competitive with traditional telecommunications services if the Company increases its retail prices or decreases the Company's profit margins if it attempts to absorb such costs.

4. STOCKHOLDERS' EQUITY

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

2006 Stock Plan

In May 2006, the Board approved the 2006 Stock Plan (the "2006 Plan").  The Company's stockholders subsequently adopted the 2006 Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006, and the 2006 Plan became effective in October 2006.  The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan.  The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expires in May 2016.

Option Activity

Option activity under the Company's stock option plans since March 31, 2006, is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2006	4,059,405	8,870,718	$2.31
Change in options available for grant	8,000,000	-	-
Granted	(3,074,200)	3,074,200	1.42
Exercised	-	(383,746)	0.90
Canceled/Forfeited	2,631,194	(2,631,194)	1.96
Termination of plans	(5,689,940)	-
Balance at March 31, 2007	5,926,459	8,929,978	2.17
Granted	(2,299,000)	2,299,000	1.26
Exercised	-	(22,208)	0.90
Canceled/Forfeited	905,706	(905,706)	1.80
Termination of plans	(598,040)	-
Balance at March 31, 2008	3,935,125	10,301,064	2.00
Granted - Options	(1,855,500)	1,855,500	0.84
Stock purchase rights	(100,000)	-	0.57
Exercised	-	(89,300)	0.37
Canceled/Forfeited	1,330,985	(1,330,985)	1.72
Termination of plans	(894,735)	-
Balance at March 31, 2009	2,415,875	10,736,279	$1.85

Significant option groups outstanding at March 31, 2009 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.01 to $ 1.15	2,176,133	$0.86	8.4	$9,111	2,176,133	$0.86	$9,111
$ 1.16 to $ 1.27	2,608,629	$1.25	7.1	-	2,608,629	$1.25	-
$ 1.28 to $ 1.72	2,392,710	$1.55	5.9	-	2,392,710	$1.55	-
$ 1.73 to $2.38	2,169,431	$1.90	3.6	-	2,161,616	$1.90	-
$2.39 to $14.94	1,389,376	$4.97	2.8	-	1,389,376	$4.97	-
	10,736,279			$9,111	10,728,464		$9,111

The Company recognized stock compensation expense in fiscal 2009, 2008 and 2007 of $3,295,000, $1,272,000 and $1,810,000, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2009 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2009.

The total intrinsic value of options exercised in the years ended March 31, 2009, 2008 and 2007 were $49,000, $9,000 and $146,000, respectively. As of March 31, 2009, there was $57,000 of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 4.00 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the years ended March 31, 2009, 2008 and 2007 were $0.3 million, $0.3 million and $0.5 million. The total tax benefit attributable to stock options exercised in the year ended March 31, 2009 was $0.

The Company did not recognize and does not expect to recognize in the near future any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Purchase Plan in 2003 and reactivated the Plan in fiscal 2005. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2009, 2008 and 2007 424,470, 273,229 and 249,806 shares, respectively, were issued under the Purchase Plan. In May 2006, the Board approved a ten-year extension of the Purchase Plan so that it would be effective until 2017. Stockholders approved a ten-year extension of the Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Purchase Plan is effective until 2017.

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

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2009	2008	2007
Expected volatility	79%	79%	90%
Expected dividend yield	-	-	-
Risk-free interest rate	1.4% to 3.2%	2.2% to 4.8%	4.6% to 5.0%
Weighted average expected option term	4.6 years	3.4 years	3.4 years
Weighted average fair value of options granted	$0.52	$0.71	$0.88

The estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2009	2008	2007
Expected volatility	68%	54%	84%
Expected dividend yield	-	-	-
Risk-free interest rate	0.87%	3.83%	5.13%
Weighted average expected rights term	0.81 years	0.75 years	0.75 years
Weighted average fair value of rights granted	$0.28	$0.44	$0.36

5. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contribution was made in fiscal 2006. On January 1, 2007, the Company reactivated the employer matching contribution. The employee matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The employee matching expense in 2009, 2008 and 2007 was $0.2 million, $0.1 million and $0.1 million. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

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

The following table presents net revenues by groupings of similar products (in thousands).

	Years Ended March 31,
	2009	2008	2007
8x8 service, equipment and other	$64,601	$60,891	$52,799
Technology licensing and related software	73	755	331
Total revenues	$64,674	$61,646	$53,130

The following table illustrates net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2009	2008	2007
United States	$64,633	$61,052	$52,463
Other locations	41	594	667
	$64,674	$61,646	$53,130

The majority of the Company's property and equipment was located in the United States. The following table illustrates property and equipment by country (in thousands):

	March 31,
	2009	2008
United States	$1,482	$2,007
France	3	3
	$1,485	$2,010

No customer represented more than 10% of the Company's total revenues in fiscal 2009, 2008 or 2007.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

		Additions
	Balance	Charged to
	at	Costs,		Balance
	Beginning	Expenses		at End
Description	of Year	and Other	Deductions	of Year
Year ended March 31, 2007:
Allowance for doubtful accounts	$55	$48	$49	$54
Valuation allowance for deferred tax assets	70,541	2,632	-	73,173
Year ended March 31, 2008:
Allowance for doubtful accounts	54	142	135	61
Valuation allowance for deferred tax assets	73,173	-	1,087	72,086
Year ended March 31, 2009:
Allowance for doubtful accounts	61	338	97	302
Valuation allowance for deferred tax assets	$72,086	$-	$733	$71,353

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2008	2008	2008	2008	2007	2007	2007
Service revenues	$14,198	$14,366	$14,903	$15,019	$15,068	$14,426	$13,272	$13,411
Product revenues	1,567	1,837	1,522	1,262	1,264	1,378	1,496	1,331
Total revenues	15,765	16,203	16,425	16,281	16,332	15,804	14,768	14,742
Operating expenses:
Cost of service revenues	4,179	3,699	4,022	3,814	3,891	4,364	4,430	3,986
Cost of product revenues	2,349	1,681	1,673	1,432	1,552	1,175	2,652	1,383
Research and development	1,538	1,183	1,299	1,192	1,171	1,081	1,026	1,057
Selling, general, and
administrative	11,700	9,562	9,667	8,751	9,023	9,604	10,050	8,919
Total operating expenses	19,766	16,125	16,661	15,189	15,637	16,224	18,158	15,345
Income (loss) from operations	(4,001)	78	(236)	1,092	695	(420)	(3,390)	(603)
Other income (loss), net	32	74	107	85	(48)	1,361	161	132
Income (loss) on change in fair
value of warrant liability	(11)	66	190	69	44	448	671	979
Income (loss) before provision
for income taxes	(3,980)	218	61	1,246	691	1,389	(2,558)	508
Provision (benefit) for
income taxes	(68)	38	17	58	-	-	-	-
Net income (loss)	$(3,912)	$180	$44	$1,188	$691	$1,389	$(2,558)	$508

Net income (loss) per share:
Basic	$(0.06)	$0.00	$0.00	$0.02	$0.01	$0.02	$(0.04)	$0.01
Diluted	$(0.06)	$0.00	$0.00	$0.02	$0.01	$0.02	$(0.04)	$0.01
Shares used in per share calculations:
Basic	62,568	62,332	62,278	62,096	62,019	61,927	61,870	61,772
Diluted	62,568	62,394	62,361	62,192	62,148	62,113	61,870	62,080

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that its internal control over financial reporting was effective as of March 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by Moss Adams LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2009 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about July 30, 2009, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees at 8x8, Inc. This Code of Conduct and Ethics is posted in the corporate governance section of our website at http://investors.8x8.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on its website at http://investors.8x8.com.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about July 30, 2009, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about July 30, 2009, which information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about July 30, 2009, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on or about July 30, 2009, which information is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 26, 2009.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	May 26, 2009
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer, President and Secretary (Principal Financial and Accounting Officer)	May 26, 2009
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 26, 2009
/s/ CHRISTOPHER MCNIFFE Christopher McNiffe	Director	May 26, 2009
/s/ JOE PARKINSON Joe Parkinson	Director	May 26, 2009
/s/ DONN WILSON Donn Wilson	Director	May 26, 2009

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Restated Certificate of Incorporation of Registrant.
3.1.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated August 15, 2000.
3.1.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated July 16, 2001
3.2 (d)	Bylaws of Registrant.
4.1 (e)

Form of Common Stock Warrant issued in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated June 21, 2004.

4.2 (e)

Form of Common Stock Warrant issued to the placement agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated June 21, 2004.

4.3 (f)

Form of Common Stock Warrant issued in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.4 (f)

Side Letter dated September 30, 2004, to amend the warrant dated June 23, 2004 in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.5 (f)

Form of Common Stock Warrant issued to the placement agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated September 29, 2004.

4.12 (g)	Form of Common Stock Warrant issued in connection with a private placement of equity securities by the Registrant completed on July 29, 2003.
4.13 (h)

Common Stock Purchase Warrant issued to AGE Investments, Inc., dated March 7, 2005, in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated March 3, 2005.

4.14 (i)

Common Stock Purchase Warrant issued to Griffin Securities, Inc., dated March 7, 2005, in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-114133), as amended, and as supplemented by a prospectus supplement dated March 3, 2005.

4.15 (j)

Form of Common Stock Warrant issued in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-126350), as amended, and as supplemented by a prospectus supplement dated December 15, 2005.

4.16 (k)

Form of Common Stock Warrant issued to the placement agents in connection with the sale of the Registrant's common stock and warrants under its shelf registration statement (File No. 333-126350), as amended, and as supplemented by a prospectus supplement dated December 15, 2005.

4.17 (l)	Amendment to June 21, 2004, Common Stock Purchase Warrant dated August 29, 2007.
4.18 (m)	Amendment to September 30, 2004, Common Stock Purchase Warrant dated August 29, 2007.
10.1 (a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2 (a)*	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (n)*	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (o)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (p)*	1996 Director Option Plan, as amended. and Form of Director Option Agreement.
10.5.1 (q)*	Form of Director Option Agreement for 1996 Director Option Plan.
10.6 (r)*	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7*	2006 Stock Plan, as amended. PDF provided as courtesy
10.8 (s)	Sublease dated September 29, 2004, between the Registrant and SafeNet, Inc.
10.9 (t)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan.
10.10*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan. PDF provided as courtesy
10.11	Lease dated May 1, 2009, between the Registrant and SILICON VALLEY CA-I, LLC. PDF provided as courtesy
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
23.2	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24.1	Power of Attorney (included on page 75).
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

__________

* Indicates management contract or compensatory plan or arrangement.

(a) Incorporated by reference to the same numbered exhibits to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-15627), as amended, declared effective July 1, 1997.

(b) Incorporated by reference to exhibit 3.3 to the Registrant's Form 10-K filed May 24, 2001 (File No. 000-21783).

(c) Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-Q filed October 25, 2001 (File No. 000-21783).

(d) Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed December 19, 2007 (File No. 000-21783).

(e) Incorporated by reference to the same numbered exhibits to the Registrant's Report on Form 8-K filed June 22, 2004 (File No. 000-21783).

(f) Incorporated by reference to the same numbered exhibits to the Registrant's Report on Form 8-K filed October 1, 2004 (File No. 000-21783).

(g) Incorporated by reference to the same numbered exhibit to the Registrant's Report on Form 8-K filed July 31, 2003 (File No. 000-21783).

(h) Incorporated by reference to exhibit 4.3 to the Registrant's Report on Form 8-K/A filed March 8, 2005 (File No. 000-21783).

(i) Incorporated by reference to exhibit 4.4 to the Registrant's Report on Form 8-K/A filed March 8, 2005 (File No. 000-21783).

(j) Incorporated by reference to exhibit 4.3 to the Registrant's Report on Form 8-K/A filed December 20, 2005 (File No. 000-21783).

(k) Incorporated by reference to exhibit 4.5 to the Registrant's Report on Form 8-K/A filed December 20, 2005 (File No. 000-21783).

(l) Incorporated by reference to exhibit 4.1.1 to the Registrant's Report on Form 8-K filed August 31, 2007 (File No. 000-21783).

(m) Incorporated by reference to exhibit 4.3.1 to the Registrant's Report on Form 8-K filed on August 31, 2007 (File No. 000-21783).

(n) Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).

(o) Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137-599).

(p) Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).

(q) Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).

(r) Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed July 17, 2000 (File No. 333-41594).

(s) Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K filed October 5, 2004 (File No. 000-21783).

(t) Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).