Form 10-Q
period 2009-06-30
8X8 INC /DE/
filed 2009-07-31
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

      The number of shares of the Registrant's Common Stock outstanding as of July 29, 2009 was 62,694,039.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,485	$16,376
Accounts receivable, net	415	414
Inventory	2,589	2,297
Deferred cost of goods sold	110	193
Other current assets	661	648
Total current assets	19,260	19,928
Property and equipment, net	1,533	1,485
Other assets	430	443
Total assets	$21,223	$21,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,404	$4,810
Accrued compensation	1,331	1,264
Accrued warranty	373	328
Accrued taxes	1,629	1,777
Deferred revenue	1,490	2,254
Other accrued liabilities	1,291	2,081
Total current liabilities	11,518	12,514

Other liabilities	187	291
Fair value of warrant liability	27	21
Total liabilities	11,732	12,826

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	63	63
Additional paid-in capital	211,733	211,686
Accumulated deficit	(202,305)	(202,719)
Total stockholders' equity	9,491	9,030
Total liabilities and stockholders' equity	$21,223	$21,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2009	2008
Service revenues	$14,520	$15,019
Product revenues	1,038	1,262
Total revenues	15,558	16,281

Operating expenses:
Cost of service revenues	3,501	3,814
Cost of product revenues	1,821	1,432
Research and development	1,237	1,192
Selling, general and administrative	8,573	8,751
Total operating expenses	15,132	15,189
Income from operations	426	1,092
Other income, net	12	85
Income (loss) on change in fair value of warrant liability	(7)	69
Income before provision for income taxes	431	1,246
Provision for income taxes	17	58
Net income	$414	$1,188

Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average number of shares:
Basic	62,688	62,096
Diluted	62,766	62,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$414	$1,188
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	287	339
Stock compensation	43	328
Change in fair value of warrant liability	6	(69)
Other	(91)	23
Changes in assets and liabilities
Accounts receivable, net	(40)	232
Inventory	(163)	(192)
Other current and noncurrent assets	(1)	85
Deferred cost of goods sold	83	(95)
Accounts payable	480	751
Accrued compensation	67	331
Accrued warranty	45	2
Accrued taxes & fees	(148)	(1,412)
Deferred revenue	(764)	(658)
Other current and noncurrent liabilities	(885)	(487)
Net cash provided by (used in) operating activities	(667)	366

Cash flows from investing activities:
Purchases of property and equipment	(219)	(168)
Maturities of short-term investments	-	1,585
Net cash provided by (used in) investing activities	(219)	1,417

Cash flows from financing activities:
Capital lease payments	(9)	(9)
Proceeds from issuance of common stock under employee stock plans	4	75
Net cash provided by (used in) financing activities	(5)	66
Net increase (decrease) in cash and cash equivalents	(891)	1,849

Cash and cash equivalents at the beginning of the period	16,376	11,185
Cash and cash equivalents at the end of the period	$15,485	$13,034

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

The Company offers the 8x8 voice and video communications service. In November 2002, the Company launched the 8x8 residential service offering and in March 2004, the Company launched the 8x8 business service offering. The 8x8 voice and video communications service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connection. Customers can choose a direct-dial phone number from any of the rate centers offered by the service, and then use an 8x8-supplied terminal adapter to connect any telephone to a broadband Internet connection to make or receive calls from a regular telephone number. All 8x8 telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web access to account controls, and online billing. 8x8 has developed a suite of business services called 8x8 Virtual Office that offer feature-rich communications services to small and medium-sized business, eliminating the need for traditional telecommunications services and business phone systems. 8x8's primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small business marketplace with a hosted business solution. The Company also sells pre-programmed IP and analog telephones with speakerphones and a display screen, in conjunction with its Virtual Office service plans, which enable its business customers to access additional features of Virtual Office through on-screen phone menus. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ending March 31, 2010).

LIQUIDITY

Although the Company incurred negative cash flows from operations in the quarter ended June 30, 2009, the Company generated positive cash flows for the fiscal years ended March 31, 2009 and 2008. Historical net losses and negative cash flows prior to fiscal 2008 had been funded primarily through the issuance of equity securities and borrowings. Management believes that current cash and cash equivalents will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2009. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2009 year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2009 and notes thereto included in the Company's fiscal 2009 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Investments

The Company's investments are comprised of money market funds. All short-term investments are classified as available-for-sale.

8x8 Service Revenue

The Company recognizes new subscriber revenue in the month the new order is shipped, net of an allowance for expected cancellations. The allowance for expected cancellations is based on the Company's history of subscriber conduct or cancellations within the 30-day trial period.

Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates 8x8 revenues, including activation fees, among the desktop terminal adapter or videophone and subscriber services. Revenues allocated to the desktop terminal adapter or videophone are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30 day trial period. All other revenues are recognized when the related services are provided.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes standards for the accounting for equity instruments exchanged for employee services. SFAS 123(R) revised SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R).

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Income for the first quarter of fiscal 2010 included the unvested portion of stock-based awards granted subsequent to January 29, 2009. Stock-based awards granted in periods subsequent to April 1, 2006 were measured based on SFAS 123(R) criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based Compensation Plans

The Company has several stock-based compensation plans (the "Plans") that are described in Note 4 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The Company, under its various equity plans, grants stock-based awards for shares of common stock to employees, non-employees, directors and consultants.

As of June 30, 2009, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under these plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

The Company's 2006 Stock Plan (the "2006 Plan") has 7,000,000 shares of common stock reserved for issuance. The 2006 Plan provides for granting incentive stock-based awards to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option Activity

Option activity since March 31, 2009 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2009	2,415,875	10,736,279	$1.85
Granted	-	-	-
Exercised	-	(8,000)	0.55
Canceled/forfeited	807,661	(807,661)	1.70
Termination of plans	(389,876)	-	-
Balance at June 30, 2009	2,833,660	9,920,618	$1.86

The following table summarizes the stock options outstanding and exercisable at June 30, 2009:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.18	2,316,477	$0.90	7.77	$12,320	2,316,477	$0.90	$12,320
$1.19 - $1.27	2,062,000	$1.26	7.92	-	2,062,000	$1.26	-
$1.28 - $1.72	2,201,710	$1.55	5.87	-	2,201,710	$1.55	-
$1.73 - $2.31	2,019,431	$1.89	3.50	-	2,016,305	$1.89	-
$2.32 - $14.94	1,321,000	$4.98	2.67	-	1,321,000	$4.98	-
	9,920,618			$12,320	9,917,492		$12,320

Stock-based Compensation Expense

As of June 30, 2009, there was $0.1 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.75 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three month periods ended June 30, 2009 and 2008, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to employees and directors for the three months ended June 30, 2008:

Three Months Ended
June 30, 2008
Expected volatility	75%
Expected dividend yield	-
Risk-free interest rate	2.91%
Weighted average expected option term	4.00 years
Weighted average fair value of options granted	$0.66

In accordance with SFAS 123(R), the Company recorded $4,000 and $295,000 in compensation expense relative to stock-based awards for the three months ended June 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $39,000 and $33,000 for the three months ended June 30, 2009 and 2008, respectively in accordance with SFAS 123(R).

The adoption of SFAS 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2009	2008
Expected volatility	68%	54%
Expected dividend yield	-	-
Risk-free interest rate	0.87%	3.83%
Weighted average expected option term	0.81 years	0.75 years
Weighted average fair value of options granted	$0.28	$0.44

As of June 30, 2009, there was $46,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended June 30, 2009 and 2008 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

As prescribed in SFAS 123(R), the following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) among the Company's operating functions for the three months ended June 30, 2009 and 2008 which was recorded as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Cost of service revenues	$5	$4
Cost of product revenues	-	4
Research and development	14	69
Selling, general and administrative	24	251
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	43	328

Tax benefit	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$43	$328

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial position or results of operation.

3. BALANCE SHEET DETAIL
	June 30,	March 31,
	2009	2009
Inventory (in thousands):
Work-in-process	$2,063	$1,695
Finished goods	526	602
	$2,589	$2,297

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

	Three Months Ended
	June 30,
	2009	2008
Numerator:
Net income available to common stockholders	$414	$1,188

Denominator:
Common shares	62,688	62,096

Denominator for basic calculation	62,688	62,096
Employee stock options	78	96
Employee stock purchase plan	-	-
Warrants	-	-
Denominator for diluted calculation	62,766	62,192

Net income per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Common stock options	9,872	10,126
Warrants	3,374	7,838
	13,246	17,964

5. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to unrealized losses on investments classified as available-for-sale. Comprehensive income for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net income, as reported	$414	$1,188
Unrealized loss on investments in securities	-	(5)
Comprehensive income	$414	$1,183

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

	Three Months Ended
	June 30,
	2009	2008
8x8 service, equipment and other	$15,533	$16,269
Technology licensing and related software	25	12
Total revenues	$15,558	$16,281

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2009 or 2008. Revenues from customers outside the United States were not material for the three months ended June 30, 2009 or 2008.

7. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, it is more likely than not expected to be realized. Other than the state gross receipt and franchise taxes and the foreign subsidiary taxes, the Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because of net losses incurred, or it expects to utilize net operating loss carryforwards for which there is a valuation allowance.

The Company accounts for the uncertainty in income taxes under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations.

At March 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.2 million, but any affect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the period ended June 30, 2009 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2009 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2009 federal tax return and all state income tax returns. As of June 30, 2009, these returns had not yet been filed. In addition, as of June 30, 2009, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2009.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three months ended June 30, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of income, during the three months ended June 30, 2009 were as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$328	$314
Accruals for warranties	149	65
Settlements	(104)	(63)
Balance at end of period	$373	$316

Standby letters of credit

The Company has a standby letter of credit totaling $100,000, which was issued to guarantee certain contractual obligations and is collateralized by cash deposits at the Company's primary bank. The collateral related to this letter of credit is recorded in the other assets line items in the condensed consolidated balance sheets.

Leases

In May 2009, the Company entered into a new lease agreement. The term of the lease is three years and the Company has the right to accelerate the termination date. The Company has the option to accelerate the termination date of the lease to the 12th, 18th, 24th, or 30th full calendar month of the lease term, by providing six months advance notice. In the event, the Company exercises this early termination option, the Company would be required to pay a fee to the landlord equal to the unamortized portion of any leasing commission, the Initial Alterations and any portions of the Allowance and HVAC Allowance disbursed to the Company as outlined in a Form 8-K filed on May 7, 2009. At June 30, 2009, future minimum annual lease payments under current and new operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2010	$408
2011	594
2012	657
2013	284
Total minimum payments	$1,943

In April 2005, June 2006 and March 2007, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At June 30, 2009, future minimum annual lease payments were as follows (in thousands):

Year ending March 31:
Remaining 2010	$32
2011	26
2012	22
Total minimum payments	80
Less: Amount representing interest	(4)
76
Less: Short-term portion of capital lease obligations	(37)
Long-term portion of capital lease obligations	$39

Capital leases included in office equipment were $182,000 at June 30, 2009. Total accumulated depreciation was $111,000 at June 30, 2009. Amortization expense for assets recorded under capital leases is included in depreciation expense.

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

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, although the Company has historically complied with the California sales tax and financial contributions to the 9-1-1 system and universal service fund. The Company has received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and the Company has begun collecting and remitting Taxes in those states. Some of these Taxes could apply to the Company retroactively, and two states currently are conducting sales tax audits of the Company's records. As such, the Company has accrued a tax liability of $0.2 million at June 30, 2009 as its best estimate of the potential tax exposure for any retroactive assessment by numerous states and municipalities.

Regulatory Matters

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

On July 10, 2009, AT&T filed a "Petition for Immediate Commission Action" to reform the Federal Communications Commission's universal service fund contribution methodology. The AT&T petition requests that the Commission reform its contribution mechanism and adopt a telephone-numbers based contribution methodology where parties would make federal universal service fund contributions on the basis of "assessable telephone numbers." Under the current federal universal service fund contribution mechanism, nomadic interconnected VoIP providers, like the Company, are required to contribute to the federal universal service fund which the Company does. The Company's current contribution methodology is based on a traffic study that it completed where it determined the percentage of its customers' calls that are interstate in nature. The Company cannot predict whether the FCC will adopt AT&T's proposal nor can it predict what the impact on its business will be at this time.

Certain states continue to attempt to subject the Company's service to state universal service fund contribution obligations. At this time, at least three states, including Nebraska, contend that providers of interconnected VoIP services, like the Company, should contribute to its universal service fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require universal service fund contributions from nomadic interconnected VoIP providers, like the Company. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. But on May 14, 2009, the Nebraska Public Service Commission requested a rehearing or a rehearing en banc of the decision handed down by the three-judge panel. On June 5, 2009, the Eighth Circuit denied the request for rehearing of the Nebraska Public Service Commission. Following this denial, another state, outside of the Eighth Circuit, attempted to require the Company to continue to contribute its state's Universal Service Fund. The Company continues to maintain that the current state of the law, especially in light of the now concluded litigation in the Eighth Circuit, supports its interpretation of the law that it is not currently subject to any state's universal service fund contribution obligations for its nomadic interconnected VoIP service offering.

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a joint petition with the FCC seeking a declaratory ruling that the FCC has not preempted states from assessing universal service charges on the intrastate revenues of nomadic interconnected VoIP service providers, like the Company. Additionally, the petitioners ask the FCC to rule that states have discretion to adopt any mechanism to assess state universal service fund contributions so long as the methodology does not assess interstate revenues and contains procedures designed to ensure that no provider pays assessments to more than one state on the same intrastate revenues. The joint petitioners also seek a retroactive ruling that states have the authority to impose state universal service fund contribution obligations on providers of nomadic interconnected VoIP services. It is unclear from the petition what the how far back the period of retroactivity would extend but presumably it would be to the time that both the Kansas and Nebraska state public utility commissions started to impose state universal service fund contribution obligations on nomadic interconnected VoIP providers. The Company cannot predict the outcome of this proceeding, nor its potential impact on the Company, at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our VoIP products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2009 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the 8x8 broadband and video communications service and launched the 8x8 residential service offering in November 2002 and the 8x8 business service offering in March 2004. Substantially all of our revenues are generated from the sale, license and provisioning of VoIP products, services and technologies.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ending March 31, 2009).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our financial position or results of operation.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007
Gross business customer additions (1)	2,907	2,792	2,437	3,324	2,398	2,162	1,924	1,872
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,371	1,245	1,224	1,187	1,098	1,138	949	849
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.7%	2.7%	2.9%	3.1%	3.2%	3.6%	3.3%	3.3%
Total business customers (3)	17,266	16,013	14,706	13,744	11,898	10,845	10,007	9,111

Business customer average monthly service
per customer (4)	$ 196	$ 202	$ 208	$ 220	$ 237	$ 229	$ 233	$ 234

Revenue from business customers (in '000s)	$ 10,722	$ 10,728	$ 10,614	$ 9,826	$ 9,077	$ 8,111	$ 7,542	$ 6,953
Revenue from residential and video
customers (in '000s)	$ 4,811	$ 5,236	$ 5,572	$ 6,356	$ 7,192	$ 7,685	$ 8,182	$ 7,793
Revenue from technology licensing (in '000s)	$ 25	$ (199)	$ 17	$ 243	$ 12	$ 536	$ 80	$ 22
Total Revenue	$ 15,558	$ 15,765	$ 16,203	$ 16,425	$ 16,281	$ 16,332	$ 15,804	$ 14,768

Percentage of revenue from business customers	68.9%	68.1%	65.5%	59.8%	55.8%	49.7%	47.7%	47.1%
Percentage of revenue from residential and
video customers	30.9%	33.2%	34.4%	38.7%	44.1%	47.0%	51.8%	52.8%
Percentage of revenue from technology
licensing	0.2%	-1.3%	0.1%	1.5%	0.1%	3.3%	0.5%	0.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Overall service margin	76%	71%	74%	73%	75%	74%	70%	67%
Overall product margin	-75%	-50%	9%	-10%	-13%	-23%	15%	-77%
Overall gross margin	66%	59%	67%	65%	68%	67%	65%	52%

Total (business, residential and video)
subscriber acquisition cost per service (5)	$ 108	$ 119	$ 135	$ 163	$ 162	$ 155	$ 129	$ 99
Business subscriber acquisition cost per
service (6)	$ 93	$ 118	$ 141	$ 171	$ 171	$ 158	$ 161	$ 142
Average number of services subscribed to per
business customer	6.9	6.6	6.6	6.9	7.1	7.2	7.3	7.2
Business customer subscriber acquisition cost (7)	$ 638	$ 785	$ 933	$ 1,174	$ 1,217	$ 1,135	$ 1,177	$ 1,028

Residential lines in service	74,809	81,569	86,992	93,865	100,937	107,260	112,229	117,338
Total (business, residential and video)
customer churn (less cancellations within
30 days of sign-up) (8)	3.7%	3.5%	3.9%	4.2%	3.5%	4.0%	3.8%	3.9%

(1)	Includes 1,154 "Find me, Follow me" and 40 8x8 Virtual Office customers acquired in the second quarter of fiscal 2009 from Avtex Solutions, LLC ("Avtex").
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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$14,520	$15,019	$(499)	-3.3%
Percentage of total revenues	93.3%	92.2%

Service revenues consist primarily of revenues attributable to the provision of our 8x8 service and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The decrease for the first quarter of fiscal 2010 was primarily due to a $2.2 million decrease in revenues attributable to the decline in the residential and videophone service as we have directed our marketing efforts towards our business customer services. The decrease in service revenues from residential and video customers resulted from a reduction in the number of residential and video lines in service from approximately 101,000 in the first quarter of fiscal 2009 to approximately 75,000 in the first quarter of fiscal 2010. The decrease in service revenue during the first quarter of fiscal 2010 was partially offset by an increase of $1.7 million in revenue attributable to the growth in the business customer base. The business customer base grew from serving approximately 12,000 businesses on June 30, 2008, to approximately 17,000 on June 30, 2009.

	June 30,		Dollar	Percent
Product revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,038	$1,262	$(224)	-17.7%
Percentage of total revenues	6.7%	7.8%

Product revenues consist of revenues from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our 8x8 service.

Product revenue for the first quarter of fiscal 2010 was lower primarily because of a decrease in new residential customers and discounting of equipment sold to business service customers in the first quarter of fiscal 2010.

No customer represented greater than 10% of our total revenues for the three months ended June 30, 2009 and 2008. Revenues from customers outside the United States were not material for the three months ended June 30, 2009 or 2008.

	June 30,		Dollar	Percent
Cost of service revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,501	$3,814	$(313)	-8.2%
Percentage of service revenues	24.1%	25.4%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

Cost of service revenues for the three months ended June 30, 2009 decreased $0.3 million over the comparable period in the prior fiscal year primarily due to a reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel expenses compared with the first quarter of fiscal 2009.

	June 30,		Dollar	Percent
Cost of product revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,821	$1,432	$389	27.2%
Percentage of product revenues	175.4%	113.5%

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

The cost of product revenues for the three months ended June 30, 2009 increased by $0.4 million over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in the shipment of equipment to our business service customers. The increase in cost of product revenues was partially offset by a $0.1 million decrease in shipments of equipment to residential subscribers. The cost of product revenues as a percentage of product revenues increased in part due to an increase in discounting of product sales during the first three months of fiscal 2010.

	June 30,		Dollar	Percent
Research and development	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,237	$1,192	$45	3.8%
Percentage of total revenues	8.0%	7.3%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred.

The increase in research and development expenses for the first three months of fiscal 2010, compared with the same period in the prior fiscal year, was primarily attributable to an increase in personnel expenses.

	June 30,		Dollar	Percent
Selling, general and administrative	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,573	$8,751	$(178)	-2.0%
Percentage of total revenues	55.1%	53.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Selling, general and administrative expenses for the first three months of fiscal 2010 decreased over the same quarter in the prior fiscal year primarily because of a $0.6 million reduction in advertising, public relations and other marketing and promotional expenses and a $0.3 million decrease in sales agent and retailer commission. The decrease in expenses was partially offset by the one time reduction in the sales and use tax accrual of $0.6 million in the first three months of fiscal 2009, as we released a sales and use tax expense accrual after determining that we had a sufficient sales and use tax accrual for any deemed exposure and a $0.1 million increase in personnel expenses.

	June 30,		Dollar	Percent
Other income, net	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$12	$85	$(73)	-85.9%
Percentage of total revenues	0.1%	0.5%

In the first fiscal quarter of 2010, other income, net primarily consisted of interest income earned on our cash and cash equivalents. The decrease in other income for the first quarter of fiscal 2010 over the same period in fiscal 2009 was primarily due to lower average interest rates.

	June 30,		Dollar	Percent
Income (loss) on change in fair value of warrant liability	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$(7)	$69	$(76)	-110.1%
Percentage of total revenues	0.0%	0.4%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statements of income. The loss on change in fair value of the warrant liability in the first fiscal quarter of 2010 is primarily due to the change in the current expected stock price, volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

	June 30,		Dollar	Percent
Provision for income tax	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$17	$58	$(41)	-70.7%
Percentage of total revenues	0.1%	0.4%

The income tax provision for the first quarter of fiscal 2010 was primarily due to estimated state gross receipt and franchise taxes in several states and estimated foreign subsidiary taxes compared to a 10% foreign withholding tax on royalty revenue related to one of our technology licensee customers in the first fiscal quarter of 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $15.5 million in cash and cash equivalents

Net cash used in operating activities for the three months ended June 30, 2009 was $0.7 million, compared with $0.4 million provided by operating activities for the three months ended June 30, 2008. The decrease in cash flow was primarily due to a decline in residential customers offset by the increase in business service customers and discounting of equipment sold to business service customers in the first quarter of fiscal 2010. Cash used in or provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions; changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals; add-backs of non-cash expense items such as depreciation and amortization; and, the expense associated with stock-based awards.

Net cash used in investing activities was $0.2 million during the three months ended June 30, 2009, compared with $1.4 million provided by investing activities for the three months ended June 30, 2008. The decrease in cash flow from investing activities during the three months ended June 30, 2009 is primarily related to the investment of operating cash balances.

Contractual Obligations

In April 2005, June 2006 and March 2007, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2009 totaled $182,000 with accumulated amortization of $111,000.

We lease our primary facility in Santa Clara, California under a noncancelable operating lease that expires in fiscal 2010. We also have a leased facility in France. On May 1, 2009, we entered into a three year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In April 2009, we entered into a contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $491,000. The agreement requires 150 day notice to terminate. At June 30, 2009, the total remaining obligation under the contract was $2.5 million.

At June 30, 2009, we had open purchase orders of approximately $3.4 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

At June 30, 2009, we had a $27,000 liability related to warrants issued to two investors in an equity financing transaction in fiscal 2006. The warrants expire in December 2010. We account for these warrants as liabilities because of the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under EITF 00-19 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period under EITF 00-19 . The amount we record as a liability under EITF 00-19 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2009.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — "Note 8".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended March 31, 2009, which we filed with the Securities and Exchange Commission on May 26, 2009. The following discussion is of material changes to risk factors disclosed in that report.

We have a history of losses and are uncertain as to our future profitability.

We recorded operating income of $426,000 for the three months ended June 30, 2009 and ended the period with an accumulated deficit of $202 million. We recorded an operating loss of $3.1 million for the year ended March 31, 2009 and ended the period with an accumulated deficit of $203 million. In addition, we recorded operating losses of $3.7 million and $14.3 million for the fiscal years ended March 31, 2008 and 2007, respectively. We may incur operating losses in the foreseeable future, and such losses may be substantial. We may need to increase revenues in order to generate sustainable and increasing operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve profitability consistently or to increase our profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on July 29, 2009, our common stock had a closing bid price of approximately $0.74 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of July 29, 2009, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $45,816,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

On July 14, 2009, NASDAQ notified issuers that it would end the suspension of enforcement of its rules regarding minimum closing bid price and minimum market value of public shares in light of current extraordinary market conditions that had been announced in October 2008, effective August 3, 2009.

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

We may need to increase the ultimate retail price for our services or reduce our profit margins due to federal regulatory changes

AT&T recently filed a petition with the Federal Communications Commission seeking reform of the federal universal service fund that is applicable to us. The way we calculate our contribution may change if the AT&T proposal is adopted. While we cannot predict the outcome of this proceeding, nor can we determine the impact on our business at this time, should the Commission adopt a new federal universal service fund contribution mechanism that increases our contribution obligation, we will either need to raise the amount we currently collect from our customers to cover this obligation or reduce our profit margins. Our services may become less competitive with other providers should we raise the price customers ultimately pay for the services we offer.

We may need to increase the ultimate retail price for our services or reduce our profit margins due to state regulatory changes

Certain states continue to attempt to apply state universal service fund obligations on our service though we do not believe that the current state of the law requires us to make such contributions. Recently, two states, Kansas and Nebraska, filed a petition with the Federal Communications Commission seeking the authority to impose state universal service fund contribution obligations on our service and also sought retroactive application of such authority. We cannot predict the outcome of this proceeding, nor can we determine the impact on our business at this time. Should the Commission allow states to impose state universal service fund obligations on our nomadic interconnected VoIP service, we will likely need to raise the amount we currently collect from customers to cover this obligation or reduce our profit margins. Our services may become less competitive with other providers should we raise the price customers ultimately pay for the services we offer. The potential impact of allowing states to retroactively impose state universal service fund obligations is too ambiguous at this time for us to determine the impact on our business.

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

Date: July 31, 2009

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)