Form 10-Q
period 2009-09-30
8X8 INC /DE/
filed 2009-10-30
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-21783

8X8, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

810 West Maude Avenue
Sunnyvale, CA    94085
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

      The number of shares of the Registrant's Common Stock outstanding as of October 28, 2009 was 62,776,590.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$16,121	$16,376
Accounts receivable, net	422	414
Inventory	2,853	2,297
Deferred cost of goods sold	89	193
Other current assets	780	648
Total current assets	20,265	19,928
Property and equipment, net	1,705	1,485
Other assets	418	443
Total assets	$22,388	$21,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,046	$4,810
Accrued compensation	1,393	1,264
Accrued warranty	370	328
Accrued taxes	1,823	1,777
Deferred revenue	2,192	2,254
Other accrued liabilities	1,417	2,081
Total current liabilities	11,241	12,514

Other liabilities	167	291
Fair value of warrant liability	117	21
Total liabilities	11,525	12,826

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	63	63
Additional paid-in capital	211,769	211,686
Accumulated deficit	(200,969)	(202,719)
Total stockholders' equity	10,863	9,030
Total liabilities and stockholders' equity	$22,388	$21,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service revenues	$14,838	$14,903	$29,358	$29,922
Product revenues	1,189	1,522	2,227	2,784
Total revenues	16,027	16,425	31,585	32,706

Operating expenses:
Cost of service revenues	3,535	4,022	7,036	7,836
Cost of product revenues	1,686	1,673	3,507	3,105
Research and development	1,265	1,299	2,502	2,491
Selling, general and administrative	8,156	9,667	16,729	18,418
Total operating expenses	14,642	16,661	29,774	31,850
Income (loss) from operations	1,385	(236)	1,811	856
Other income, net	31	107	43	192
Income (loss) on change in fair value of warrant liability	(90)	190	(97)	259
Income before provision for income taxes	1,326	61	1,757	1,307
Provision (benefit) for income taxes	(10)	17	7	75
Net income	$1,336	$44	$1,750	$1,232

Net income per share:
Basic	$0.02	$0.00	$0.03	$0.02
Diluted	$0.02	$0.00	$0.03	$0.02
Weighted average number of shares:
Basic	62,774	62,278	62,728	62,187
Diluted	62,873	62,361	62,832	62,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,750	$1,232
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	539	662
Stock-based compensation	112	664
Change in fair value of warrant liability	96	(260)
Other	(172)	116
Changes in assets and liabilities:
Accounts receivable, net	(78)	1,015
Inventory	(315)	(257)
Other current and noncurrent assets	(208)	(120)
Deferred cost of goods sold	104	209
Accounts payable	(817)	(1,151)
Accrued compensation	129	120
Accrued warranty	42	(16)
Accrued taxes and fees	46	(1,116)
Deferred revenue	(62)	507
Other current and noncurrent liabilities	(805)	(222)
Net cash provided by operating activities	361	1,383

Cash flows from investing activities:
Purchases of property and equipment	(660)	(386)
Sale of property and equipment	2	-
Restricted cash decrease	100	-
Maturities of short-term investments	-	3,385
Net cash provided by (used in) investing activities	(558)	2,999

Cash flows from financing activities:
Capital lease payments	(29)	(18)
Repurchase of common stock	(212)	-
Proceeds from issuance of common stock under employee stock plans	183	223
Net cash provided by (used in) financing activities	(58)	205
Net increase (decrease) in cash and cash equivalents	(255)	4,587

Cash and cash equivalents at the beginning of the period	16,376	11,185
Cash and cash equivalents at the end of the period	$16,121	$15,772

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

LIQUIDITY

The Company generated positive cash flows from operating activities for the fiscal years ended March 31, 2009 and 2008 and the six months ended September 30, 2009. Management believes that current cash and cash equivalents will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenue, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2009. In the opinion of management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The Company has evaluated subsequent events through October 30, 2009, which is the date that these financial statements were issued. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 (formerly Emerging Issues Task Force consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables") requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605- 25, the Company allocates 8x8 revenue, including activation fees, among the desktop terminal adapter or videophone and subscriber services. Revenue allocated to the desktop terminal adapter or videophone are recognized as product revenue during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenue is recognized when the related services are provided.

Deferred Cost of Goods Sold

Deferred cost of goods sold represents the cost of products sold for which the customer has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 480-10 (formerly Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. The Company has two investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 - Stock Compensation, (formerly Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment"), which establishes standards for the accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Income for the three and six months ended September 30, 2009 included the unvested portion of stock-based awards granted subsequent to January 29, 2009. Stock-based awards granted in periods subsequent to April 1, 2006 were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of September 30, 2009, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under these plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

The Company's 2006 Stock Plan (the "2006 Plan") has 7,000,000 shares of common stock reserved for issuance.  The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to our eligible employees, non-employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock-based awards, nonstatutory stock options and stock purchase rights.  The stock option price of incentive stock options granted and stock purchase rights may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options and stock purchase rights generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option and Stock Purchase Right Activity

Stock Purchase Right Activity since March 31, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2009	100,000	$0.57
Granted	326,464	0.74
Vested	(13,186)	0.74
Forfeited	-	-
Balance at September 30, 2009	413,278	$0.70	3.74

Option activity since March 31, 2009 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2009	2,415,875	10,736,279	$1.85
Stock purchase rights	(326,464)	-
Exercised	-	(37,500)	0.56
Canceled/forfeited	932,161	(932,161)	1.79
Termination of plans	(443,876)	-	-
Balance at September 30, 2009	2,577,696	9,766,618	$1.86

The following table summarizes the stock options outstanding and exercisable at September 30, 2009:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.47- $1.18	2,264,477	$0.91	7.37	$151,086	2,264,477	$0.91	$151,086
$1.19 - $1.27	2,034,000	$1.26	7.67	-	2,034,000	$1.26	-
$1.28 - $1.72	2,199,710	$1.55	5.61	-	2,199,710	$1.55	-
$1.73 - $2.31	1,995,431	$1.89	3.20	-	1,995,431	$1.89	-
$2.32 - $14.94	1,273,000	$5.01	2.52	-	1,273,000	$5.01	-
	9,766,618			$151,086	9,766,618		$151,086

Stock-based Compensation Expense

As of September 30, 2009, there was $280,000 of total unrecognized compensation cost related to stock options and stock purchase rights. These costs are expected to be recognized over a weighted average period of 3.74 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and six-month periods ended September 30, 2009 and 2008, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute stock-based compensation to employees and directors for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	-	81%	-	80%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	3.06%	-	3.03%
Weighted average expected option term	-	4.86 years	-	4.67 years
Weighted average fair value of options granted	$-	$0.57	$-	$0.59

In accordance with ASC 718, the Company recorded compensation expense relative to stock options and stock purchase rights of $14,000 and $316,000 for the three months ended September 30, 2009 and 2008 and $18,000 and $611,000 for the six months ended September 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $55,000 and $20,000 for the three months ended September 30, 2009 and 2008 and $94,000 and $53,000 for the six months ended September 30, 2009 and 2008, respectively in accordance with ASC 718.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	90%	47%	90%	47%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.33%	1.69%	0.33%	1.69%
Weighted average expected option term	0.83 years	0.75 years	0.83 years	0.75 years
Weighted average fair value of options granted	$0.34	$0.35	$0.34	$0.35

As of September 30, 2009, there was $106,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.4 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended September 30, 2009 and 2008 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and six months ended September 30, 2009 and 2008 which was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of service revenues	$6	$3	$11	$7
Cost of product revenues	-	5	-	9
Research and development	23	56	37	125
Selling, general and administrative	40	272	64	523
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	69	336	112	664

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$69	$336	$112	$664

Recent Accounting Pronouncements

In July 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-1, "Topic 105 - Generally Accepted Accounting Principles," ("ASU 2009-1") which amended ASC 105, "Generally Accepted Accounting Principles," to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of ASU 2009-1 did not have a material impact on the Company's financial position or results of operation.

In May 2009, the FASB issued ASC 855 - Subsequent Events (formerly SFAS No. 165, "Subsequent Events"). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial position or results of operation.

3. BALANCE SHEET DETAIL
	September 30,	March 31,
	2009	2009
Inventory (in thousands):
Work-in-process	$2,347	$1,695
Finished goods	506	602
	$2,853	$2,297

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders	$1,336	$44	$1,750	$1,232

Denominator:
Common shares	62,774	62,278	62,728	62,187

Denominator for basic calculation	62,774	62,278	62,728	62,187
Employee stock options	99	83	104	90
Employee stock purchase plan	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted calculation	62,873	62,361	62,832	62,277

Net income per share
Basic	$0.02	$0.00	$0.03	$0.02
Diluted	$0.02	$0.00	$0.03	$0.02

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Common stock options	9,330	10,185	9,581	10,156
Warrants	1,786	7,838	1,786	7,838
	11,116	18,023	11,367	17,994

5. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to unrealized losses on investments classified as available-for-sale. Comprehensive income for the three and six months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income, as reported	$1,336	$44	$1,750	$1,232
Unrealized loss on investments in securities	-	-	-	(5)
Comprehensive income	$1,336	$44	$1,750	$1,227

6. SEGMENT REPORTING

ASC 280 - Segment Reporting (formerly SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"), establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. The following net revenue for this segment is presented by groupings of similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
8x8 service, equipment and other	$16,010	$16,182	$31,543	$32,451
Technology licensing and related software	17	243	42	255
Total revenues	$16,027	$16,425	$31,585	$32,706

No customer represented greater than 10% of the Company's total revenue for the three and six months ended September 30, 2009 or 2008. Revenue from customers outside the United States were not material for the three and six months ended September 30, 2009 or 2008.

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

The Company accounts for the uncertainty in income taxes under the provisions of ASC 740 - Income Taxes (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109"), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations.

At March 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.2 million, but any affect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the period ended September 30, 2009 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2009 may be subject to examination by the Internal Revenue Service, California and various states. The Company extended the filing date of the 2009 federal tax return and all state income tax returns. As of September 30, 2009, these returns had not yet been filed. In addition, as of September 30, 2009, there were no active federal, state or local income tax audits. The foreign tax jurisdictions may be subject to examination for the fiscal years 2005 to 2009.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the six months ended September 30, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of operations, during the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$373	$316	$328	$314
Accruals for warranties	89	74	238	139
Settlements	(92)	(92)	(196)	(155)
Balance at end of period	$370	$298	$370	$298

Leases

In May 2009, the Company entered into a new lease agreement. The term of the lease is three years and the Company has the right to accelerate the termination date. The Company has the option to accelerate the termination date of the lease to the 12th, 18th, 24th, or 30th full calendar month of the lease term, by providing six months advance notice. In the event, the Company exercises this early termination option, the Company would be required to pay a fee to the landlord equal to the unamortized portion of any leasing commission and the unamortized portion of the initial alteration expenses incurred by the landlord as outlined in a Form 8-K filed on May 7, 2009. At September 30, 2009, future minimum annual lease payments under current and new operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2010	$279
2011	594
2012	657
2013	284
Total minimum payments	$1,814

In March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements, respectively, for office equipment bearing interest at various rates. At September 30, 2009, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2010	$21
2011	41
2012	40
2013	7
Total minimum payments	109
Less: Amount representing interest	(8)
101
Less: Short-term portion of capital lease obligations	(36)
Long-term portion of capital lease obligations	$65

Capital leases included in office equipment were $228,000 at September 30, 2009. Total accumulated depreciation was $123,000 at September 30, 2009. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the second quarter of 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $422,000. The agreement requires 150-day notice to terminate. The total remaining obligation under the contract is $2.1 million.

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

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, although the Company has historically complied with the California sales tax and financial contributions to the 9-1-1 system and universal service fund. The Company has received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and the Company has begun collecting and remitting Taxes in those states. Some of these Taxes could apply to the Company retroactively. Two states and one city currently are conducting sales tax audits of the Company's records. In October 2009, we received notices of proposed assessment as a result of two of the sales tax audits amounting to approximately $1.9 million, which the Company considers to be unsubstantiated and has accrued a tax liability of $0.2 million as of September 30, 2009 to account for its estimated liability for past sales tax obligations related to these proposed assessments.

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

In 2005, the Federal Communications Commission (FCC) adopted four general Internet policy principles that it would use in evaluating broadband Internet access providers conduct. The enforceability of these principles remains an open question and is the subject of ongoing litigation. On October 22, 2009, the FCC released a Notice of Proposed Rulemaking seeking comment on whether it should adopt these policy principles, in addition to other obligations, as enforceable rules in order to preserve the open Internet and, if so, what rules should be adopted. In particular, the agency is considering adopting enforceable rules that would, subject to reasonable network management, prohibit a provider of broadband Internet access service from: (1) preventing any of its users from sending or receiving the lawful content of the user's choice over the Internet; (2) preventing any of its users from running the lawful applications or using the lawful services of the user's choice; (3) preventing any of its users from connecting to and using on its network the user's choice of lawful devices that do not harm the network; and (4) depriving any of its users of the user's entitlement to competition among network providers, application providers, service providers and content providers. Additionally, the FCC is considering rules that would require broadband Internet access service providers, subject to reasonable network management, to treat lawful content, applications, and services in a nondiscriminatory manner, as well as to disclose information concerning network management and other practices as is reasonably required for users and content, application, and service providers to enjoy the protections ensured by any rules adopted as a result of this proceeding. If the FCC were to adopt enforceable rules concerning the open Internet, the Company would have greater protection for its service offerings than it does today. The Company is wholly reliant on providers of broadband Internet access service providers to access its customers and to provide its services. While the Company has not encountered any material difficulties with regard to the issues being considered by the FCC in this proceeding, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services provided by us today, or impede our ability to rollout new services that use more bandwidth. The Company cannot predict whether the FCC will adopt the proposed rules or any rules that are the subject of this proceeding nor can it predict what impact such rules will have on the business at this time.

On July 10, 2009, AT&T filed a "Petition for Immediate Commission Action" to reform the FCC's universal service fund contribution methodology. The AT&T petition requests that the Commission reform its contribution mechanism and adopt a telephone-numbers based contribution methodology where parties would make federal universal service fund contributions on the basis of "assessable telephone numbers." Under the current federal universal service fund contribution mechanism, nomadic interconnected VoIP providers, like the Company, are required to contribute to the federal universal service fund which the Company does. The Company's current contribution methodology is based on a traffic study that it completed where it determined the percentage of its customers' calls that are interstate in nature. The Company cannot predict whether the FCC will adopt AT&T's proposal nor can it predict what the impact on its business will be at this time.

Certain states continue to attempt to subject the Company's service to state universal service fund contribution obligations. At this time, at least three states, including Nebraska, contend that providers of interconnected VoIP services, like the Company, should contribute to its universal service fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska Public Service Commission (NPSC) does not have jurisdiction to require universal service fund contributions from nomadic interconnected VoIP providers, like the Company. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. But on May 14, 2009, the NPSC requested a rehearing or a rehearing en banc of the decision handed down by the three-judge panel. On June 5, 2009, the Eighth Circuit denied the request for rehearing of the NPSC. Following this denial, another state, outside of the Eighth Circuit, attempted to require the Company to continue to contribute its state's Universal Service Fund. The Company continues to maintain that under current laws, and in light of the decisions in the Eighth Circuit, its interpretation that it is not currently subject to any state's universal service fund contribution obligations for its nomadic interconnected VoIP service offering is correct. Should this stance change, the Company plans to pass any increased cost of state universal service fund contributions through to its customers that would increase its retail prices making the Company's services less competitive with traditional telecommunications services.

On July 16, 2009, the NPSC and the Kansas Corporation Commission (KCC) filed a joint petition with the FCC seeking a declaratory ruling that the FCC has not preempted states from assessing universal service charges on the intrastate revenue of nomadic interconnected VoIP service providers, like the Company. Additionally, the petitioners ask the FCC to rule that states have discretion to adopt any mechanism to assess state universal service fund contributions so long as the methodology does not assess interstate revenue and contains procedures designed to ensure that no provider pays assessments to more than one state on the same intrastate revenue. The joint petitioners also seek a retroactive ruling that states have the authority to impose state universal service fund contribution obligations on providers of nomadic interconnected VoIP services. It is unclear from the petition how far back the period of retroactivity would extend. On August 10, 2009, the FCC requested comments on the petition filed by the NPSC and the KCC. The Company cannot predict the outcome of this FCC proceeding, nor its potential impact on the Company, at this time.

9. STOCK REPURCHASES

In July 2009, the Company's board of directors authorized the Company to purchase up to $2.0 million of its common stock from time to time until July 28, 2010 (the "Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at September 30, 2009 is $1.8 million. The activity under the Repurchase Plan for the three months ended September 30, 2009 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased

Repurchase of common stock	282,376	$0.75	$211,741

Balance at September 30, 2009	282,376	$0.75	$211,741

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

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

BUSINESS OVERVIEW

We develop and market telecommunication technology for Internet protocol, or IP, telephony and video applications. We offer the 8x8 broadband and video communications service and launched the 8x8 residential service offering in November 2002 and the 8x8 business service offering in March 2004. Substantially all of our revenue is generated from the sale, license and provisioning of VoIP products, services and technologies.

Our fiscal year ends March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ending March 31, 2010).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-1, "Topic 105 - Generally Accepted Accounting Principles," ("ASU 2009-1") which amended ASC 105, "Generally Accepted Accounting Principles," to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of ASU 2009-1 did not have a material impact on our financial position or results of operation.

In May 2009, the FASB issued an amendment to ASC 855 - Subsequent Events (formerly SFAS No. 165, "Subsequent Events"). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our financial position or results of operation.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007
Gross business customer additions (1)	2,609	2,907	2,792	2,437	3,324	2,398	2,162	1,924
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,416	1,371	1,245	1,224	1,187	1,098	1,138	949
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.7%	2.7%	2.7%	2.9%	3.1%	3.2%	3.6%	3.3%
Total business customers (3)	18,199	17,266	16,013	14,706	13,744	11,898	10,845	10,007

Business customer average monthly service
per customer (4)	$ 201	$ 196	$ 202	$ 208	$ 220	$ 237	$ 229	$ 233

Revenue from business customers (in '000s)	$ 11,842	$ 10,722	$ 10,728	$ 10,614	$ 9,826	$ 9,077	$ 8,111	$ 7,542
Revenue from residential and video
customers (in '000s)	$ 4,168	$ 4,811	$ 5,236	$ 5,572	$ 6,356	$ 7,192	$ 7,685	$ 8,182
Revenue from technology licensing (in '000s)	$ 17	$ 25	$ (199)	$ 17	$ 243	$ 12	$ 536	$ 80
Total Revenue	$ 16,027	$ 15,558	$ 15,765	$ 16,203	$ 16,425	$ 16,281	$ 16,332	$ 15,804

Percentage of revenue from business customers	73.9%	68.9%	68.1%	65.5%	59.8%	55.8%	49.7%	47.7%
Percentage of revenue from residential and
video customers	26.0%	30.9%	33.2%	34.4%	38.7%	44.1%	47.0%	51.8%
Percentage of revenue from technology
licensing	0.1%	0.2%	-1.3%	0.1%	1.5%	0.1%	3.3%	0.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Overall service margin	76%	76%	71%	74%	73%	75%	74%	70%
Overall product margin	-42%	-75%	-50%	9%	-10%	-13%	-23%	15%
Overall gross margin	67%	66%	59%	67%	65%	68%	67%	65%

Total (business, residential and video)
subscriber acquisition cost per service (5)	$ 88	$ 108	$ 119	$ 135	$ 163	$ 162	$ 155	$ 129
Business subscriber acquisition cost per
service (6)	$ 90	$ 93	$ 118	$ 141	$ 171	$ 171	$ 158	$ 161
Average number of services subscribed to per
business customer	7.1	6.9	6.6	6.6	6.9	7.1	7.2	7.3
Business customer subscriber acquisition cost (7)	$ 638	$ 638	$ 785	$ 933	$ 1,174	$ 1,217	$ 1,135	$ 1,177

Residential lines in service	68,682	74,809	81,569	86,992	93,865	100,937	107,260	112,229
Total (business, residential and video)
customer churn (less cancellations within
30 days of sign-up) (8)	4.3%	3.7%	3.5%	3.9%	4.2%	3.5%	4.0%	3.8%

(1)	Includes 1,154 "Find me, Follow me" and 40 8x8 Virtual Office customers acquired in the second quarter of fiscal 2009 from Avtex Solutions, LLC ("Avtex").
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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$14,838	$14,903	$(65)	-0.4%
Percentage of total revenues	92.6%	90.7%
Six months ended	$29,358	$29,922	$(564)	-1.9%
Percentage of total revenues	92.9%	91.5%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 service and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenue will continue to comprise nearly all of our service revenue for the foreseeable future.

The decrease for the second quarter of fiscal 2010 was primarily due to a $2.1 million decrease in revenue attributable to the decline in the residential and videophone services as we have directed our marketing efforts toward our business customer service. We also had a $0.2 million reduction in royalty revenue. Service revenue from residential and video customers declined primarily because the number of residential and video lines in service fell from approximately 94,000 in the second quarter of fiscal 2009 to approximately 69,000 in the second quarter of fiscal 2010. The decrease in service revenue during the second quarter of fiscal 2010 was partially offset by an increase of $2.2 million in revenue attributable to the growth in the business customer base. The business customer base grew from serving approximately 13,700 businesses on September 30, 2008 to approximately 18,200 on September 30, 2009.

The decrease for the first six months of fiscal 2010 was primarily due to a $4.3 million decrease in revenue attributable to the decline in the residential and videophone services as the number of residential and video lines in service declined from approximately 107,000 at the beginning of fiscal 2009 to approximately 69,000 in the second quarter of fiscal 2010. The decrease in service revenue during the second quarter of fiscal 2010 was partially offset by an increase of $3.9 million in revenue attributable to the growth in the business customer base, which grew from serving approximately 10,800 businesses on April 1, 2008 to approximately 18,200 on September 30, 2009.

	September 30,		Dollar	Percent
Product revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,189	$1,522	$(333)	-21.9%
Percentage of total revenues	7.4%	9.3%
Six months ended	$2,227	$2,784	$(557)	-20.0%
Percentage of total revenues	7.1%	8.5%

Product revenue consists of revenue from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our 8x8 service.

Product revenue for the three and six months ended September 30, 2009 was lower primarily because of a decrease in new residential customers and discounting of equipment sold to business service customers in the three and six months ended September 30, 2009.

No customer represented greater than 10% of our total revenue for the three and six months ended September 30, 2009 and 2008. Revenue from customers outside the United States was not material for the three and six months ended September 30, 2009 or 2008.

	September 30,		Dollar	Percent
Cost of service revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,535	$4,022	$(487)	-12.1%
Percentage of service revenues	23.8%	27.0%
Six months ended	$7,036	$7,836	$(800)	-10.2%
Percentage of service revenues	24.0%	26.2%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

Cost of service revenue for the three and six months ended September 30, 2009 decreased $0.5 million and $0.8 million, respectively, over the comparable periods in the prior fiscal year due to a reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel costs over the comparable periods in the prior fiscal year.

	September 30,		Dollar	Percent
Cost of product revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,686	$1,673	$13	0.8%
Percentage of product revenues	141.8%	109.9%
Six months ended	$3,507	$3,105	$402	12.9%
Percentage of product revenues	157.5%	111.5%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We generally do not charge residential subscribers for the terminal adapters used to provide our service when they subscribe through our website. We also have offered incentives to customers who purchase terminal adapters and telephones to offset the customer's cost of the equipment. We allocate a portion of service revenue to product revenue but this revenue is less than the cost of the terminal adapters.

The increase in the cost of product revenue for the three and six months ended September 30, 2009 compared with the same periods in the prior fiscal year was primarily due to an increase in the shipment of equipment to our business service customers. The increase in cost of product revenue was partially offset by a decrease in shipments of equipment to residential subscribers. The cost of product revenue as a percentage of product revenue increased in part due to an increase in discounting of product sales during the three and six months ended September 30, 2010.

	September 30,		Dollar	Percent
Research and development	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,265	$1,299	$(34)	-2.6%
Percentage of total revenues	7.9%	7.9%
Six months ended	$2,502	$2,491	$11	0.4%
Percentage of total revenues	7.9%	7.6%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred.

The decrease in research and development expenses for the second quarter of fiscal 2010 compared with the same period in the prior fiscal year was primarily attributable to an overall decrease in non-personnel expenses partially offset by an increase in personnel costs due to an increase in employee profit sharing.

The increase in research and development expenses for the six months ended September 30, 2009 compared with the same period in the prior fiscal year was primarily attributable to an increase in personnel cost.

	September 30,		Dollar	Percent
Selling, general and administrative	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,156	$9,667	$(1,511)	-15.6%
Percentage of total revenues	50.9%	58.9%
Six months ended	$16,729	$18,418	$(1,689)	-9.2%
Percentage of total revenues	53.0%	56.3%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

Selling, general and administrative expenses for the second quarter of fiscal 2010 decreased over the same quarter in the prior fiscal year primarily because of a $0.7 million decrease in advertising, public relations and other marketing and promotional expenses, a $0.6 million reduction in sales agent and retailer commissions, a $0.1 million reduction in personnel costs and a $0.1 million reduction in credit card processing fees.

Selling, general and administrative expenses for the first six months of fiscal 2010 decreased over the same period in the prior fiscal year primarily because of a $1.3 million decrease in advertising, public relations and other marketing and promotional expenses, a $1.0 million reduction in sales agent and retailer commissions, and a $0.1 million reduction in credit card processing fees. The decrease in expenses was partially offset by the one time reduction in the sales and use tax accrual of $0.6 million in the first six months of fiscal 2009, as we released a sales and use tax expense accrual after determining that we had a sufficient sales and use tax accrual for any deemed exposure and a $0.1 million increase in facilities expenses.

The primary reason for the significant decline of selling, general and administrative expenses over the same period in the prior fiscal year is a shift in sales focus to primarily selling direct rather than through third parties.  We believe the growth in business customers has validated the strategic shift to direct sales.  In the third quarter, we intend to modestly increase marketing expense to accelerate the gross number of sales to new customers and the conversion rates on sales opportunities.

	September 30,		Dollar	Percent
Other income, net	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$31	$107	$(76)	-71.0%
Percentage of total revenues	0.2%	0.7%
Six months ended	$43	$192	$(149)	-77.6%
Percentage of total revenues	0.1%	0.6%

In the three and six months ended September 30, 2009, other income, net consists of interest income earned on cash and cash equivalents. The decrease in other income, net for the three and six months ended September 30, 2009 was primarily due to lower average interest rates.

Income (loss) on change in fair	September 30,		Dollar	Percent
value of warrant liability	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$(90)	$190	$(280)	-147.4%
Percentage of total revenues	-0.6%	1.2%
Six months ended	$(97)	$259	$(356)	-137.5%
Percentage of total revenues	-0.3%	0.8%

In connection with the sale of shares of our common stock in fiscal 2006, we issued warrants. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, ASC 480 requires the warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrants is determined using a Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The loss on change in fair value of the warrant liability in the three and six months ended September 30, 2009 is primarily due to the change in the current expected stock price, volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

	September 30,		Dollar	Percent
Provision (benefit) for income tax	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$(10)	$17	$(27)	-158.8%
Percentage of total revenues	-0.1%	0.1%
Six months ended	$7	$75	$(68)	-90.7%
Percentage of total revenues	0.0%	0.2%

The income tax provision for the three and six months ended September 30, 2009 was primarily due to the federal alternative minimum tax, state gross receipt and franchise taxes in several states and estimated foreign subsidiary taxes offset by the federal research and development credits in lieu of bonus depreciation (Sec. 168(k)(4) election) compared to a 10% foreign withholding tax on royalty revenue related to one of our technology licensee customers in the three and six months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $16.1 million in cash and cash equivalents.

Net cash provided by operating activities for the six months ended September 30, 2009 was $0.4 million, compared with $1.4 million for the six months ended September 30, 2008. The decrease in cash flow was primarily due to a decline in residential customers and discounting of equipment sold to business service customers offset partially by the increase in business service customers during the first six months of fiscal 2010. Cash used in or provided by operating activities has historically been affected by: the amount of net income, sales of subscriptions, changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards.

Net cash used in investing activities was $0.6 million during the six months ended September 30, 2009, compared with $3.0 million provided by investing activities for the six months ended September 30, 2008. The decrease in cash flow from investing activities during the six months ended September 30, 2009 is primarily related to the investment of operating cash balances.

Our financing activities for the six months ended September 30, 2009 used cash of $0.2 million to repurchase shares of common stock under our Repurchase Plan which was offset by $0.2 million in proceeds from the issuance of common stock under the employee stock purchase plan. Our financing activities for the six months ended September 30, 2008 provided cash of $0.2 million from the issuance of common stock under the employee stock purchase plan.

During the second quarter of 2010, we repurchased 282,376 shares of our common stock under our share repurchase program, approved by our Board of Directors on July 28, 2009, at a total cost of approximately $212,000.

Contractual Obligations

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2009 totaled $228,000 with accumulated amortization of $123,000.

On May 1, 2009, we entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. We also have a leased facility in France. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the second quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $422,000. The agreement requires 150-days notice to terminate. At September 30, 2009, the total remaining obligation under the contract was $2.1 million.

At September 30, 2009, we had open purchase orders of approximately $1.7 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

At September 30, 2009, we had a $117,000 liability related to warrants issued to two investors in an equity financing transaction in fiscal 2006. The warrants expire in December 2010. We account for these warrants as liabilities because of the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under ASC 480 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period. The amount we record as a liability under ASC 480 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a portion of our revenue from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, almost all of our arrangements with our contract manufacturers are denominated in U.S. dollars. We have a foreign subsidiary in France and are exposed to market risk from changes in exchange rates. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant; however, there can be no assurance that there will not be a material impact in the future.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting.

During the second quarter of fiscal 2010, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded operating income of $1.4 million for the six months ended September 30, 2009 and ended the period with an accumulated deficit of $201 million. We recorded an operating loss of $3.1 million for the year ended March 31, 2009 and ended the period with an accumulated deficit of $203 million. In addition, we recorded operating losses of $3.7 million and $14.3 million for the fiscal years ended March 31, 2008 and 2007, respectively. We may incur operating losses in the foreseeable future, and such losses may be substantial. We may need to increase revenue in order to generate sustainable and increasing operating profit. Given our history of fluctuating revenue and operating losses, we cannot be certain that we will be able to achieve profitability consistently or to increase our profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on October 28, 2009, our common stock had a closing bid price of approximately $1.10 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 4310(c)(2)(b), which requires that we have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities held by non-affiliates or $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of October 28, 2009, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $68,149,000 and we were in compliance with NASDAQ Marketplace Rule 4310(c)(2)(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Two states and one city currently are conducting sales tax audits of our records. In October 2009, we received notices of proposed assessment as a result of two of the sales tax audits amounting to approximately $1.9 million, which we consider to be unsubstantiated and have accrued a tax liability of $0.2 million as of September 30, 2009 to account for our estimated liability for past sales tax obligations related to these proposed assessments. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

We may suffer degradation in our quality of service or our ability to offer new services that use additional bandwidth may be impaired by broadband Internet access providers

Our services are only accessible to those with wireless or wireline broadband Internet access services. The Federal Communications Commission (FCC) is considering the adoption of enforceable rules that would provide companies like us with additional remedies should broadband Internet access service providers attempt to block, impair, degrade or otherwise negatively impact our service offering. We have not had any material difficulties with regard to the issues being considered by the FCC in this proceeding. But increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services provided by us today, or impede our ability to rollout new services that use more bandwidth. Should the FCC fail to adopt enforceable rules concerning the practices of broadband Internet access providers, or should the FCC allow such providers to engage in reasonable network management practices that have the practical effect of degrading our service, our service quality may be negatively impacted or our ability to offer new, bandwidth-intensive service offerings may be impaired.

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

We may need to increase the ultimate retail price for our services or reduce our profit margins due to state regulatory changes

Certain states continue to attempt to apply state universal service fund obligations on our service though we do not believe that the current state of the law requires us to make such contributions. Recently, two states, Kansas and Nebraska, filed a petition with the Federal Communications Commission seeking the authority to impose state universal service fund contribution obligations on our service and also sought retroactive application of such authority. We cannot predict the outcome of this proceeding, nor can we determine the impact on our business at this time. Should the Commission allow states to impose state universal service fund obligations on our nomadic interconnected VoIP service, we would pass any increased cost of state universal service fund contributions through to our customers. Our services may become less competitive with other providers should we raise the price customers ultimately pay for the services we offer. The potential impact of allowing states to retroactively impose state universal service fund obligations is too ambiguous at this time for us to determine the impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's 2009 Annual Meeting of Stockholders was held July 30, 2009, at the Company's principal executive offices in Santa Clara, California. At the meeting, shares of the Company's common stock were present in person and by proxy. The number of votes present in person or by proxy represented approximately 78% of eligible votes associated with outstanding votable securities.

The voting results are set forth below.

PROPOSAL 1. Each person elected as a director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for director, who constituted all of the directors of the Company, were elected at the meeting with the following vote totals:

Name of Nominee	Votes Cast for	Votes Withheld
Bryan R. Martin	37,654,268	11,468,618
Guy L. Hecker, Jr.	37,950,479	11,172,407
Christopher McNiffe	38,002,724	11,120,162
Joe Parkinson	37,889,051	11,233,835
Donn Wilson	38,062,405	11,060,481

PROPOSAL 2. Our stockholders ratified our Audit Committee's selection of Moss Adams LLP as our independent public accountants for fiscal 2010:

For	Against	Abstentions
47,434,750	1,447,019	241,117

PROPOSAL 3. Our stockholders approved the amendment of our Restated Certificate of Incorporation to effect a reverse stock split at a ratio of not less than one-for-two and not more than one-for ten at such time, or not to effect the reverse stock split, as determine by the board of directors in its sole discretion:

For	Against	Abstentions	Non Votes
32,562,729	16,180,945	379,212	-

ITEM 6. EXHIBITS

Exhibit Number	Description
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

Date: October 30, 2009

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)