Form 10-Q
period 2009-12-31
8X8 INC /DE/
filed 2010-02-05
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
(Address of Principal Executive Offices, including Zip Code)

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

      The number of shares of the Registrant's Common Stock outstanding as of February 3, 2010 was 63,130,350.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,070	$16,376
Accounts receivable, net	476	414
Inventory	2,789	2,297
Deferred cost of goods sold	94	193
Other current assets	624	648
Total current assets	21,053	19,928
Long-term investments	-	-
Property and equipment, net	1,617	1,485
Other assets	405	443
Total assets	$23,075	$21,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,008	$4,810
Accrued compensation	1,491	1,264
Accrued warranty	356	328
Accrued taxes	1,724	1,777
Deferred revenue	1,657	2,254
Other accrued liabilities	1,290	2,081
Total current liabilities	10,526	12,514

Other liabilities	112	291
Fair value of warrant liability	382	21
Total liabilities	11,020	12,826

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	63	63
Additional paid-in capital	211,947	211,686
Accumulated deficit	(199,955)	(202,719)
Total stockholders' equity	12,055	9,030
Total liabilities and stockholders' equity	$23,075	$21,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service revenues	$14,737	$14,366	$44,095	$44,288
Product revenues	1,207	1,837	3,434	4,621
Total revenues	15,944	16,203	47,529	48,909

Operating expenses:
Cost of service revenues	3,254	3,699	10,290	11,535
Cost of product revenues	1,925	1,681	5,432	4,786
Research and development	1,239	1,183	3,741	3,674
Selling, general and administrative	8,251	9,562	24,980	27,980
Total operating expenses	14,669	16,125	44,443	47,975
Income from operations	1,275	78	3,086	934
Other income, net	7	74	50	266
Income (loss) on change in fair value of warrant liability	(265)	66	(362)	325
Income before provision for income taxes	1,017	218	2,774	1,525
Provision for income taxes	3	38	10	113
Net income	$1,014	$180	$2,764	$1,412

Net income per share:
Basic	$0.02	$0.00	$0.04	$0.02
Diluted	$0.02	$0.00	$0.04	$0.02
Weighted average number of shares:
Basic	62,852	62,332	62,768	62,236
Diluted	63,393	62,394	62,978	62,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,764	$1,412
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	775	976
Stock-based compensation	182	870
Income (loss) on change in fair value of warrant liability	361	(325)
Change in inventory reserve	(347)	57
Other	69	118
Changes in assets and liabilities:
Accounts receivable, net	(135)	997
Inventory	(145)	(419)
Other current and noncurrent assets	(39)	12
Deferred cost of goods sold	99	291
Accounts payable	(731)	(1,010)
Accrued compensation	227	387
Accrued warranty	28	13
Accrued taxes and fees	(53)	(1,307)
Deferred revenue	(597)	73
Other current and noncurrent liabilities	(974)	(38)
Net cash provided by operating activities	1,484	2,107

Cash flows from investing activities:
Purchases of property and equipment	(929)	(677)
Sale of property and equipment	2	-
Restricted cash decrease	100	-
Maturities of short-term investments	-	3,385
Net cash provided by (used in) investing activities	(827)	2,708

Cash flows from financing activities:
Capital lease payments	(42)	(28)
Repurchase of common stock	(212)	-
Proceeds from issuance of common stock under employee stock plans	291	223
Net cash provided by financing activities	37	195
Net increase in cash and cash equivalents	694	5,010

Cash and cash equivalents at the beginning of the period	16,376	11,185
Cash and cash equivalents at the end of the period	$17,070	$16,195

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

The Company offers a suite of voice and video communications services that work over existing high speed Internet connections. In November 2002, the Company launched the 8x8 residential service offering and in March 2004, the Company launched its first business service offering. 8x8's primary product focus is on replacing private branch exchange, or PBX, telephone systems in the small and medium-sized business marketplace with a hosted business solution. To accomplish this 8x8 sells a business service called 8x8 Virtual Office that offers feature-rich communications services to small and medium-sized business, eliminating the need for traditional telecommunications services and business phone systems. The service typically consists of IP telephony equipment which is purchased upfront, and a monthly subscription to a service plan that provides dialtone, voice service and other features to the telephone equipment. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ending March 31, 2010).

LIQUIDITY

The Company generated positive cash flows from operating activities for the fiscal years ended March 31, 2009 and 2008 and the nine months ended December 31, 2009. Management believes that current cash and cash equivalents will be sufficient to finance the Company's operations for at least the next twelve months. However, the Company continually evaluates its cash needs and may pursue additional equity or debt financing in order to achieve the Company's overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that is acceptable to the Company. Failure to generate sufficient revenue, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its longer term business objectives.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2009. In the opinion of the Company's management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The Company has evaluated subsequent events through February 4, 2010, which is the day preceding the date on which this report was filed with the Securities and Exchange Commission or SEC. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2009 year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2009 and notes thereto included in the Company's fiscal 2009 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Investments

The Company's investments are comprised of money market funds. All short-term investments are classified as available-for-sale.

8x8 Service Revenue

The Company recognizes new subscriber revenue in the month the new order is shipped, net of an allowance for expected cancellations. The allowance for expected cancellations is based on the Company's history of subscriber cancellations within the 30-day trial period.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 (formerly Emerging Issues Task Force consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables") requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying desktop terminal or videophone adapter constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, the Company allocates 8x8 revenue from new subscriptions, including activation fees, between the desktop terminal adapter or videophone and subscriber services. Revenue allocated to the desktop terminal adapter or videophone is recognized as product revenue during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenue is recognized when the related services are provided.

Product revenue

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to partners and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for partner and end user sales are recorded at the time of shipment. In accordance with the ASC 985-605, the Company records shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on sales to distributors, retailers, and resellers until products are resold to the end user.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 - Stock Compensation (formerly Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment"), which establishes standards for the accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three and nine months ended December 31, 2009 included the unvested portion of stock-based awards granted subsequent to January 29, 2009. Stock-based awards granted in periods subsequent to April 1, 2006 were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based Compensation Plans

The Company has several stock-based compensation plans (the "Plans") that are described in Note 4 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The Company, under its various equity plans, grants stock-based awards for shares of common stock to employees, non-employee directors and consultants.

As of December 31, 2009, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under these plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

The Company has reserved a total of 7,000,000 shares of common stock for issuance under its 2006 Stock Plan (the "2006 Plan") of which 6,797,410 shares remain available for issuance as of December 31, 2009.  The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to our eligible employees, non-employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock-based awards, nonstatutory stock options and stock purchase rights.  The stock option price of incentive stock options granted and stock purchase rights may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options and stock purchase rights generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2009	100,000	$0.57
Granted	326,464	0.74
Vested	(32,965)	0.74
Forfeited	-	-
Balance at December 31, 2009	393,499	$0.70	3.49

Option activity since March 31, 2009 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2009	2,415,875	10,736,279	$1.85
Stock purchase rights	(326,464)	-
Exercised	-	(172,000)	0.75
Canceled/forfeited	1,035,376	(1,035,376)	1.75
Termination of plans	(467,376)	-	-
Balance at December 31, 2009	2,657,411	9,528,903	$1.88

The following table summarizes the stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55- $1.18	2,065,262	$0.91	7.10	$1,217,145	2,065,262	$0.91	$1,217,145
$1.19 - $1.27	2,030,500	$1.26	7.41	484,605	2,030,500	$1.26	484,605
$1.28 - $1.72	2,179,210	$1.55	5.34	86,105	2,179,210	$1.55	86,105
$1.73 - $2.31	1,991,431	$1.89	2.93	-	1,991,431	$1.89	-
$2.32 - $14.94	1,262,500	$5.02	2.28	-	1,262,500	$5.02	-
	9,528,903			$1,787,855	9,528,903		$1,787,855

Stock-based Compensation Expense

As of December 31, 2009, there was $261,000 of total unrecognized compensation cost related to stock options and stock purchase rights. These costs are expected to be recognized over a weighted average period of 3.49 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and nine-month periods ended December 31, 2009 and 2008, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute stock-based compensation to employees and directors for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Expected volatility	-	77%	-	79%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	2.07%	-	2.79%
Weighted average expected option term	-	4.74 years	-	4.69 years
Weighted average fair value of options granted	$-	$0.37	$-	$0.54

In accordance with ASC 718, the Company recorded compensation expense relative to stock options and stock purchase rights collectively of $19,000 and $176,000 for the three months ended December 31, 2009 and 2008, respectively, and $37,000 and $787,000 for the nine months ended December 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $51,000 and $30,000 for the three months ended December 31, 2009 and 2008, respectively, and $145,000 and $83,000 for the nine months ended December 31, 2009 and 2008, respectively, in accordance with ASC 718.

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

As of December 31, 2009, there was $55,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.2 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended December 31, 2009 and 2008 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and nine months ended December 31, 2009 and 2008 which was recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Cost of service revenues	$7	$9	$18	$16
Cost of product revenues	-	7	-	16
Research and development	23	12	60	137
Selling, general and administrative	40	178	104	701
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	70	206	182	870

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$70	$206	$182	$870

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

In May 2009, the FASB issued ASC 855 - Subsequent Events (formerly SFAS No. 165, "Subsequent Events"). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial position or results of operation.

3. BALANCE SHEET DETAIL
	December 31,	March 31,
	2009	2009
Inventory (in thousands):
Work-in-process	$2,244	$1,695
Finished goods	545	602
	$2,789	$2,297

4. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options and warrants and under the employee stock purchase plan.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders	$1,014	$180	$2,764	$1,412

Denominator:
Common shares	62,852	62,332	62,768	62,236

Denominator for basic calculation	62,852	62,332	62,768	62,236
Employee stock options	515	38	193	71
Employee stock purchase plan	26	24	17	121
Warrants	-	-	-	-
Denominator for diluted calculation	63,393	62,394	62,978	62,428

Net income per share
Basic	$0.02	$0.00	$0.04	$0.02
Diluted	$0.02	$0.00	$0.04	$0.02

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Common stock options	7,471	11,365	8,553	10,588
Warrants	1,786	5,445	1,786	5,445
	9,257	16,810	10,339	16,033

5. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to unrealized losses on investments classified as available-for-sale. Comprehensive income for the three and nine months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income, as reported	$1,014	$180	$2,764	$1,412
Unrealized loss on investments in securities	-	-	-	(5)
Comprehensive income	$1,014	$180	$2,764	$1,407

6. SEGMENT REPORTING

ASC 280 - Segment Reporting (formerly SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"), establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. Revenue for this segment is presented by groupings of similar products and services (in thousands) in the following table:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
8x8 service, equipment and other	$15,928	$16,186	$47,471	$48,637
Technology licensing and related software	16	17	58	272
Total revenues	$15,944	$16,203	$47,529	$48,909

No customer represented greater than 10% of the Company's total revenue for the three and nine months ended December 31, 2009 or 2008. Revenue from customers outside the United States was not material for the three and nine months ended December 31, 2009 or 2008.

7. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that the Company determines, based on available evidence, is more likely than not to be realized. Other than the state gross receipt and franchise taxes and the foreign subsidiary taxes, the Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because of net losses incurred, or it expects to utilize net operating loss carryforwards for which there is a valuation allowance.

The Company accounts for the uncertainty in income taxes under the provisions of ASC 740 - Income Taxes (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109"), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations.

At March 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.2 million, but any affect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the nine-month period ended December 31, 2009 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2009 may be subject to examination by the Internal Revenue Service, California and various other states. The Company extended the filing date of the 2009 federal tax return and all state income tax returns. As of February 5, 2010, the federal return and all state returns that the Company believes it is required to file, with the exception of two state returns, had been filed. In addition, as of December 31, 2009, there were no active federal, state or local income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2005 to 2009.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the nine months ended December 31, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

8. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company indemnifies other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. Under these arrangements, the Company typically agrees to hold the other party harmless against losses arising from a breach of representations or covenants, intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

It is not possible to determine the maximum potential amount of the Company's exposure under these indemnification agreements due to the limited history of indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position or cash flows. Under some of these agreements, however, the Company's potential indemnification liability might not have a contractual limit.

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of operations, during the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at beginning of period	$370	$298	$328	$314
Accruals for warranties	66	120	304	259
Settlements	(80)	(91)	(276)	(246)
Balance at end of period	$356	$327	$356	$327

Leases

In May 2009, the Company entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. The Company has the option to accelerate the termination date of the lease to the 12th, 18th, 24th, or 30th full calendar month of the lease term, by providing six months advance notice. In the event the Company exercises this early termination option, the Company would be required to pay a fee to the landlord equal to the unamortized portion of any leasing commission and the unamortized portion of the initial alteration expenses incurred by the landlord as summarized in a current report on Form 8-K filed by the Company with the SEC on May 7, 2009. At December 31, 2009, future minimum annual lease payments under current and new operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2010	$139
2011	594
2012	657
2013	284
Total minimum payments	$1,674

In each of March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. At December 31, 2009, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2010	$10
2011	41
2012	40
2013	7
Total minimum payments	98
Less: Amount representing interest	(7)
91
Less: Short-term portion of capital lease obligations	(39)
Long-term portion of capital lease obligations	$52

Capital leases included in office equipment were $212,000 at December 31, 2009. Total accumulated depreciation was $121,000 at December 31, 2009. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of fiscal 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-day notice to terminate. The total remaining obligation under the amended contract is $2.2 million.

Legal Proceedings

From time to time, the Company may be involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation it could have a material adverse impact on the Company's operating results, cash flows or financial position. Even if the Company prevails in such litigation, it may divert the attention of management and require the expenditure of significant financial resources to resolve.

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, although the Company has historically complied with the California sales tax and financial contributions to the 9-1-1 system and universal service fund. The Company has received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and the Company has begun collecting and remitting Taxes in those states. Some of these Taxes could apply to the Company retroactively. Three states and one city currently are conducting sales tax audits of the Company's records. In October 2009, we received notices of proposed assessment as a result of two of the sales tax audits amounting to approximately $1.9 million, which the Company considers to be unsubstantiated. The Company has accrued a tax liability of $0.2 million as of December 31, 2009 to account for its estimated liability for past sales tax obligations related to these proposed assessments.

Regulatory Matters

The effect of any future laws, regulations and orders on the Company's operations, including, but not limited to, the 8x8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases the Company's costs of providing service that may or may not be recoverable from the Company's customers. This could result in making the Company's services less competitive with traditional telecommunications services if the Company increases its retail prices or decreases the Company's profit margins if it attempts to absorb such costs.

On March 17, 2010, the Federal Communications Commission (FCC) will present its national broadband plan to Congress. The purpose of the plan is to stimulate demand for broadband Internet access with the hopes of creating a virtuous cycle of increased consumer use of broadband applications and devices which will, in turn, spur the deployment of more broadband facilities creating a positive feedback loop. While the details of the plan are unknown at this time, it is expected that many elements of the current telecommunications regulatory structure will be impacted including, among many other things, universal service, intercarrier compensation, and principles concerning open Internet access rules. It is possible that the FCC could propose the adoption of new rules or legislation that could negatively impact our service in a number of ways that are not possible for us to foresee at this time.

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

9. STOCK REPURCHASES

In July 2009, the Company's board of directors authorized the Company to purchase up to $2.0 million of its common stock from time to time until July 28, 2010 (the "Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at December 31, 2009 is approximately $1.8 million. The activity under the Repurchase Plan for the nine months ended December 31, 2009 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased

Repurchase of common stock	282,376	$0.75	$211,741

Balance at December 31, 2009	282,376	$0.75	$211,741

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our VoIP products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth in the Risk Factors discussion in Part II, Item 1A of this Form 10-Q. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Part I, Item 1A of our 2009 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. As of December 31, 2009, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Gross business customer additions (1)	2,785	2,609	2,907	2,792	2,437	3,324	2,398	2,162
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,331	1,416	1,371	1,245	1,224	1,187	1,098	1,138
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.4%	2.7%	2.7%	2.7%	2.9%	3.1%	3.2%	3.6%
Total business customers (3)	19,407	18,199	17,266	16,013	14,706	13,744	11,898	10,845

Business customer average monthly service
per customer (4)	$ 204	$ 201	$ 196	$ 202	$ 208	$ 220	$ 237	$ 229

Revenue from business customers (in '000s)	$ 12,650	$ 11,842	$ 10,722	$ 10,728	$ 10,614	$ 9,826	$ 9,077	$ 8,111
Revenue from residential and video
customers (in '000s)	$ 3,278	$ 4,168	$ 4,811	$ 5,236	$ 5,572	$ 6,356	$ 7,192	$ 7,685
Revenue from technology licensing (in '000s)	$ 16	$ 17	$ 25	$ (199)	$ 17	$ 243	$ 12	$ 536
Total Revenue	$ 15,944	$ 16,027	$ 15,558	$ 15,765	$ 16,203	$ 16,425	$ 16,281	$ 16,332

Percentage of revenue from business customers	79.3%	73.9%	68.9%	68.1%	65.5%	59.8%	55.8%	49.7%
Percentage of revenue from residential and
video customers	20.6%	26.0%	30.9%	33.2%	34.4%	38.7%	44.1%	47.0%
Percentage of revenue from technology
licensing	0.1%	0.1%	0.2%	-1.3%	0.1%	1.5%	0.1%	3.3%
Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Overall service margin	78%	76%	76%	71%	74%	73%	75%	74%
Overall product margin	-59%	-42%	-75%	-50%	9%	-10%	-13%	-23%
Overall gross margin	68%	67%	66%	59%	67%	65%	68%	67%

Total (business, residential and video)
subscriber acquisition cost per service (5)	$ 102	$ 88	$ 108	$ 119	$ 135	$ 163	$ 162	$ 155
Business subscriber acquisition cost per
service (6)	$ 102	$ 90	$ 93	$ 118	$ 141	$ 171	$ 171	$ 158
Average number of services subscribed to per
business customer	7.3	7.1	6.9	6.6	6.6	6.9	7.1	7.2
Business customer subscriber acquisition cost (7)	$ 749	$ 638	$ 638	$ 785	$ 933	$ 1,174	$ 1,217	$ 1,135

Residential lines in service	56,547	68,682	74,809	81,569	86,992	93,865	100,937	107,260
Total (business, residential and video)
customer churn (less cancellations within
30 days of sign-up) (8)	3.3%	4.3%	3.7%	3.5%	3.9%	4.2%	3.5%	4.0%

(1)	Includes 1,154 "Find me, Follow me" and 40 8x8 Virtual Office customers acquired in the second quarter of fiscal 2009 from Avtex Solutions, LLC ("Avtex").
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

OUTLOOK

As reflected in the Selected Operating Statistics above, revenue from business customers continues to increase while revenue from residential and video customers continues to decrease.  The sequential rate of decline in revenue from residential customers in the third quarter of 2010 was a record high both in absolute revenue and percentage of revenue. While our IP-based communications services are innately designed to save businesses money on monthly telecommunications costs, we are conscious that, in light of the current macroeconomic environment, our new sales could potentially decline if business customers are forced to reduce their telecommunication spending.  In addition, we actively monitor business customer cancellations for non-payment. While our business customer churn declined to 2.4% in the third quarter of 2010 compared with 2.9% in the same period a year ago, we have determined that in the first and second quarter of fiscal 2010, cancellations for non-payment and economic hardship represented 35% and 45% of our total business customer cancellations while in the third quarter of fiscal 2010, cancellations for non-payment and economic hardship of our business customer cancellations increased to 49% of total business customer cancellations. Management remains focused on monitoring these metrics in light of the current U.S. macroeconomic conditions.

In January 2009, our board of directors approved the acceleration of unvested stock options to purchase 3,902,186 shares of common stock. The acceleration of the unvested stock options resulted in the recognition of $2.4 million stock-based compensation in the fourth quarter of fiscal 2009, and substantially reduced the amount of SFAS 123(R) stock compensation expense reported in the first nine months of fiscal 2010. We expect such expense to continue to be much lower for the remainder of fiscal 2010 and at least through fiscal 2011 due to that vesting acceleration in fiscal 2009.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$14,737	$14,366	$371	2.6%
Percentage of total revenues	92.4%	88.7%
Nine months ended	$44,095	$44,288	$(193)	-0.4%
Percentage of total revenues	92.8%	90.6%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 service and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenue will continue to comprise nearly all of our service revenue for the foreseeable future.

The increase for the third quarter of fiscal 2010 was primarily due to a $2.6 million increase in revenue attributable to the growth in the business customer base, partially offset by a decrease of $2.2 million in revenue attributable to the decline in the residential and videophone service customer base. These changes are consistent with the redirection of most of our marketing efforts toward our business customer service and we expect the trends to continue in future periods. The business customer base grew from serving approximately 14,700 businesses on December 31, 2008 to approximately 19,400 on December 31, 2009. Service revenue from residential and video customers declined primarily because the number of residential and video lines in service fell from approximately 87,000 in the third quarter of fiscal 2009 to approximately 57,000 in the third quarter of fiscal 2010.

The decrease for the first nine months of fiscal 2010 was primarily due to a $6.6 million decrease in revenue attributable to the decline in the residential and videophone services as the number of residential and video lines in service declined from approximately 107,000 at the beginning of fiscal 2009 to approximately 57,000 in the third quarter of fiscal 2010. We also had a $0.2 million reduction in royalty revenue. The decrease in service revenue during the third quarter of fiscal 2010 was partially offset by an increase of $6.6 million in revenue attributable to the growth in the business customer base, which grew from serving approximately 10,800 businesses on April 1, 2008 to approximately 19,400 on December 31, 2009.

	December 31,		Dollar	Percent
Product revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,207	$1,837	$(630)	-34.3%
Percentage of total revenues	7.6%	11.3%
Nine months ended	$3,434	$4,621	$(1,187)	-25.7%
Percentage of total revenues	7.2%	9.4%

Product revenue consists of revenue from sales of VoIP terminal adapters, telephones and videophones, primarily attributable to our 8x8 service.

Product revenue for the three and nine months ended December 31, 2009 was lower primarily because of a decrease in new residential customers and discounting of equipment sold to business service customers in the three and nine months ended December 31, 2009.

No customer represented greater than 10% of our total revenue for the three and nine months ended December 31, 2009 and 2008. Revenue from customers outside the United States was not material for the three and nine months ended December 31, 2009 or 2008.

	December 31,		Dollar	Percent
Cost of service revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,254	$3,699	$(445)	-12.0%
Percentage of service revenues	22.1%	25.7%
Nine months ended	$10,290	$11,535	$(1,245)	-10.8%
Percentage of service revenues	23.3%	26.0%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

The decrease in cost of service revenue for the three and nine month periods ended December 31, 2009 over the comparable periods in the prior fiscal year are primarily due to a reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel costs over the comparable periods in the prior fiscal year.

	December 31,		Dollar	Percent
Cost of product revenues	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,925	$1,681	$244	14.5%
Percentage of product revenues	159.5%	91.5%
Nine months ended	$5,432	$4,786	$646	13.5%
Percentage of product revenues	158.2%	103.6%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We generally do not charge residential subscribers for the equipment used to provide our service when they subscribe through our website. We also have offered incentives to customers who purchase equipment to offset the customer's cost of the equipment. We allocate a portion of service revenue to product revenue but this revenue is less than the cost of the equipment.

The increase in the cost of product revenue for the three and nine month periods ended December 31, 2009 compared with the same periods in the prior fiscal year was primarily due to an increase in the shipment of equipment to our business service customers. The increase in cost of product revenue was partially offset by decreases in warranty expense, in shipments of equipment to residential subscribers and in personnel costs over the comparable period in the prior fiscal year.

The cost of product revenue as a percentage of product revenue increased largely due to corresponding decreases in product revenues (attributable in part due to an increase in discounting of product sales) during the three and nine months ended December 31, 2009.

	December 31,		Dollar	Percent
Research and development	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,239	$1,183	$56	4.7%
Percentage of total revenues	7.8%	7.3%
Nine months ended	$3,741	$3,674	$67	1.8%
Percentage of total revenues	7.9%	7.5%

Research and development expenses consist primarily of personnel, system prototype, software and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred.

The increase in research and development expenses for the three and nine months ended December 31, 2009 compared with the same periods in the prior fiscal year was primarily attributable to an increase in personnel costs due to an increase in employee profit sharing partially offset by a decrease in non-personnel costs.

	December 31,		Dollar	Percent
Selling, general and administrative	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,251	$9,562	$(1,311)	-13.7%
Percentage of total revenues	51.7%	59.0%
Nine months ended	$24,980	$27,980	$(3,000)	-10.7%
Percentage of total revenues	52.6%	57.2%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include sales commissions, trade show, advertising and other marketing and promotional expenses.

Selling, general and administrative expenses for the third quarter of fiscal 2010 decreased over the same quarter in the prior fiscal year primarily because of a $0.5 million reduction in personnel costs, a $0.5 million decrease in sales agent and retailer commissions, and a $0.3 million decrease in advertising, public relations and other marketing and promotional expenses.

Selling, general and administrative expenses for the first nine months of fiscal 2010 decreased over the same period in the prior fiscal year primarily because of a $1.5 million decrease in advertising, public relations and other marketing and promotional expenses, a $1.4 million reduction in sales agent and retailer commissions, a $0.4 million reduction in personnel costs and a $0.2 million reduction in credit card processing fees. The comparative significance of these decreases from the same quarter of last fiscal year is minimized due to a one time reduction in the sales and use tax accrual of $0.6 million in the first nine months of fiscal 2009, when we released a sales and use tax expense accrual after determining that we had a sufficient sales and use tax accrual for any deemed exposure.

The primary reason for the significant decline of selling, general and administrative expenses over the same period in the prior fiscal year was a shift in sales focus to primarily selling direct rather than through third parties.  We believe the growth in business customers has validated the strategic shift to direct sales.

	December 31,		Dollar	Percent
Other income, net	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$7	$74	$(67)	-90.5%
Percentage of total revenues	0.0%	0.5%
Nine months ended	$50	$266	$(216)	-81.2%
Percentage of total revenues	0.1%	0.5%

In the three and nine months ended December 31, 2009, other income, net consists of interest income earned on cash and cash equivalents. The decrease in other income, net for the three and nine months ended December 31, 2009 was primarily due to lower average interest rates.

Income (loss) on change in fair	December 31,		Dollar	Percent
value of warrant liability	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$(265)	$66	$(331)	-501.5%
Percentage of total revenues	-1.7%	0.4%
Nine months ended	$(362)	$325	$(687)	-211.4%
Percentage of total revenues	-0.8%	0.7%

In connection with the sale of shares of our common stock in fiscal 2006, we issued warrants. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, ASC 480 requires the warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrants is determined using a Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The loss on change in fair value of the warrant liability in the three and nine months ended December 31, 2009 is primarily due to the change in the current expected stock price, volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

	December 31,		Dollar	Percent
Provision for income tax	2009	2008	Change	Change
	(dollar amounts in thousands)
Three months ended	$3	$38	$(35)	-92.1%
Percentage of total revenues	0.0%	0.2%
Nine months ended	$10	$113	$(103)	-91.2%
Percentage of total revenues	0.0%	0.2%

The decreases in the income tax provision for the three and nine months ended December 31, 2009 were primarily due to the federal alternative minimum tax, state gross receipt and franchise taxes in several states and estimated foreign subsidiary taxes offset by the federal research and development credits in lieu of bonus depreciation (Sec. 168(k)(4) election) compared with a 10% foreign withholding tax on royalty revenue related to one of our technology licensee customers in the three and nine months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had approximately $17.1 million in cash and cash equivalents.

Net cash provided by operating activities for the nine months ended December 31, 2009 was $1.5 million, compared with $2.1 million for the nine months ended December 31, 2008. The decrease in cash flow was primarily due to a decline in residential customers and discounting of equipment sold to business service customers offset partially by the increase in business service customers during the first nine months of fiscal 2010. Cash used in or provided by operating activities has historically been affected by: the amount of net income, sales of subscriptions, changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards.

Net cash used in investing activities was $0.8 million during the nine months ended December 31, 2009, compared with $2.7 million provided by investing activities for the nine months ended December 31, 2008. The decrease in cash flow from investing activities during the nine months ended December 31, 2009 is primarily related to the investment of operating cash balances.

Our financing activities for the nine months ended December 31, 2009 provided cash of $0.3 million from the issuance of common stock under our stock option and employee stock purchase plans which was offset by $0.2 million used to repurchase shares of common stock under our Repurchase Plan. Our financing activities for the nine months ended December 31, 2008 provided cash of $0.2 million from the issuance of common stock under the employee stock purchase plan.

Contractual Obligations

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2009 totaled $212,000 with accumulated amortization of $121,000.

On May 1, 2009, we entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. We also have a leased facility in France. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-days notice to terminate. At December 31, 2009, the total remaining obligation under the amended contract was $2.2 million.

At December 31, 2009, we had open purchase orders of approximately $2.9 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected as liabilities in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

At December 31, 2009, we had a $382,000 liability related to warrants issued to two investors in an equity financing transaction in fiscal 2006. The warrants expire in December 2010. We account for these warrants as liabilities because of the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under ASC 480 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period. The amount we record as a liability under ASC 480 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

Based upon our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, will be sufficient to satisfy our expected working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new services or products, the costs to ensure access to our telecommunications services, and the continuing market acceptance of our services and products. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting.

During the third quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

The discussion of legal matters in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8" is hereby incorporated by reference in response to this Part II, Item 1.

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2009, which we filed with the Securities and Exchange Commission on May 26, 2009. The following discussion is of material changes to risk factors disclosed in that report.

We have a history of losses and are uncertain as to our future profitability.

We recorded operating income of $3.1 million for the nine months ended December 31, 2009 and ended the period with an accumulated deficit of $200 million. We recorded an operating loss of $3.1 million for the year ended March 31, 2009 and ended the period with an accumulated deficit of $203 million. In addition, we recorded operating losses of $3.7 million and $14.3 million for the fiscal years ended March 31, 2008 and 2007, respectively. We may incur operating losses in the foreseeable future, and such losses may be substantial. We may need to increase revenue in order to generate sustainable and increasing operating profit. Given our history of fluctuating revenue and operating losses, we cannot be certain that we will be able to achieve profitability consistently or to increase our profitability on either a quarterly or annual basis in the future.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have in the past been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on February 3, 2010, our common stock had a closing bid price of approximately $1.27 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5550(b), which requires that we have either (1) a minimum of $2,500,000 in stockholders' equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of February 3, 2010, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $78,975,000 and we were in compliance with NASDAQ Marketplace Rule 5550(b). There can be no assurance that we will continue to meet the continued listing requirements.

Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our NASDAQ Capital Market listing may (among other effects):

  result in a decrease in the trading price of our common stock;

  lessen interest by institutions and individuals in investing in our common stock;

  make it more difficult to obtain analyst coverage; and

  make it more difficult for us to raise capital in the future.

Increased taxes on our service will increase our customers' cost of using our service and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Three states and one city currently are conducting sales tax audits of our records. In October 2009, we received notices of proposed assessment as a result of two of the sales tax audits amounting to approximately $1.9 million, which we consider to be unsubstantiated and have accrued a tax liability of $0.2 million as of December 31, 2009 to account for our estimated liability for past sales tax obligations related to these proposed assessments. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and the Federal Communications Commission. While interference with access to our products and services seems unlikely, such carrier interference has occurred and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

We may need to increase the ultimate retail price for our services or reduce our profit margins due to federal regulatory changes.

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

We may be subject to new rules or legislation that could either increase the retail price of our service or reduce our net profit margins due to the FCC's National Broadband Plan

In mid-March 2010, the FCC will present its national broadband plan to the U.S. Congress. It is unclear what specific proposals the FCC will make but there is a chance the FCC will attempt to revise rules or request new legislation pertaining to intercarrier compensation, universal service funding obligations and open Internet access obligations. We could be negatively impacted by any changes that cause our underlying service providers to incur greater cost either through a new rate structure, a new contribution metric, or paired down protections related to open Internet access. Of course, any litigation that may result from the new rules could also increase our costs. We cannot predict how the FCC's national broadband plan will impact us at this time.

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

Date: February 5, 2010

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)