Form 10-K
period 2010-03-31
8X8 INC /DE/
filed 2010-05-27
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $54,517,980. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 24, 2010 was 63,575,488.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2010 for the 2010 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2010

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

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ended March 31, 2010). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

8x8 develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing and unified communications services. We offer the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service and the 8x8 Virtual Office Pro unified communications solution. We launched 8x8 digital phone service in November 2002, the 8x8 Virtual Office hosted PBX business service in March 2004, the 8x8 videophone service in June 2004, the 8x8 Complete Contact Center in July 2007, the 8x8 MobileTalk service in November 2007, the 8x8 Trunking service in June 2008, the 8x8 Hosted Key System service in July 2008, the 8x8 Virtual Meeting web conferencing service in September 2009 and the 8x8 Virtual Office Pro unified communications solution in January 2010. In May 2010, we acquired Central Host, Inc., a provider of managed hosting and cloud-based computing solutions and began offering 8x8 Managed Hosting and Cloud-Based Computing solutions to business customers.

Between November 2002 and April 2009, we marketed our services under the Packet8 brand. In May 2009, we began marketing our services under the 8x8 brand. As of March 31, 2010, we had more than 20,000 business customers who use our services as their primary business telephone system. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.)

The 8x8 voice and video broadband phone service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a regular direct-dial phone number from any of the rate centers offered by the service and then use an existing telephone to make and receive calls over a standard broadband Internet connection. All 8x8 telephone accounts come with bundled voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, 3-way conferencing, web and voice-prompt access to account controls, and online billing. In addition, we offer videophones and video telephony software in conjunction with our service plans that connect to a customer's high-speed Internet network to deliver all of the voice features above, as well as unlimited video calls, to any other 8x8 videophone customer worldwide.

The 8x8 Virtual Office suite of business phone services offers small and medium-sized businesses feature-rich, HD (high definition) audio-enhanced communications services that eliminate the need for traditional telecommunications services and business phone systems. The 8x8 Virtual Office solution essentially replaces an on-premise PBX (private branch exchange), telephone system with a hosted, Internet-based business phone service that is delivered over a managed or unmanaged Internet connection. We sell pre-programmed IP telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional Virtual Office features through on-screen phone menus. The 8x8 Virtual Office Pro unified communications solution, introduced in January 2010, bundles the 8x8 Virtual Office hosted PBX phone service with other essential businesses software communications services such as web conferencing, call recording and archiving, Internet fax, chat, voicemail and presence management and a mobile iPhone/iPad extension in a competitively priced offering. 8x8 Virtual Office Pro takes the functionality of an already powerful hosted PBX phone service to a new level with high fidelity HD voice, remote accessibility via any web browser or smart phone and integration with vital collaboration tools.

Available Information

We maintain a corporate Internet website at the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including 8x8.

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

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks. As broadband connectivity, including cable modem and digital subscriber line (or DSL), has become more available and less expensive, it is now possible for service providers like 8x8 to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment to these customers and increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide Internet-based communications services with unmatched quality by leveraging our patented software technologies to deliver innovative, competitively priced offerings. We foster an environment that empowers our employees to provide the best service to our customers and partners at every point of interaction. We intend to bring the best possible voice, video and unified communications services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers communicate with each other and the world.

Specific strategies to accomplish this objective include:

  Focus on our 8x8 Virtual Office hosted PBX and 8x8 Virtual Office Pro unified communications services. Toward the end of fiscal 2006, we began to shift the focus of our sales and marketing efforts to growing the 8x8 Virtual Office services and applications. 8x8 Virtual Office currently generates higher margins for us than our residential consumer service offerings. The businesses that subscribe to this service pay for the premise equipment and generate higher monthly service revenues. In addition, they are more likely to subscribe to our add-on services and are less likely to leave the service.

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

  Offer the best possible service and support to our customers with a world class customer support organization. We have an established call center and customer support group at our headquarters in Sunnyvale, California and outsourced call center operation located in Santa Maria, California. We also have invested in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. Our strengths include customer service from technically sophisticated customer service agents providing support from onshore facilities located in California.

Our 8x8 Services

Our services work over virtually any high-speed Internet connection worldwide to allow calls to or from any phone in the world, whether that phone is an IP phone or a PSTN phone. 8x8's service utilizes IP customer premise equipment to enable plug and play installation and a familiar dial tone user interface. The 8x8 service also uses web- based technologies to enable unified communications services such as web conferencing and Internet fax as well as account setup, account management, billing and customer support. We have developed proprietary implementation of standards-based technologies underlying our 8x8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the 8x8 service, we currently resell IP telephones and videophones which utilize derivatives of our licensed semiconductor technology and unique software modifications to the protocol and application code that enable them to connect to the 8x8 IP services platform. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

8x8 VoIP and Video Telephone Service

We introduced our 8x8 residential VoIP telephone service in November 2002. To obtain the service, the customer must enter into a service agreement with us and select a calling plan based on the anticipated use of the service. Service plans provide alternatives for minutes of usage, up to an unlimited amount, at varying rates for calls in the United States and Canada that are made to non-8x8 customers. Subscribers are charged at a per-minute rate for international calls to non-8x8 customers and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under the chosen plan. All of our plans allow for unlimited calling between 8x8 customers, regardless of their location. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in 48 contiguous U.S. states along with free number porting from the customer's previous service provider to 8x8. All 8x8 customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We currently offer enhanced 9-1-1, or E-911, service on all 8x8 calling plans with a United States service address. An 8x8 E-911 call is routed as 9-1-1 emergency traffic and is accompanied by caller information. Subscribers may also have toll-free numbers (e.g., 800 numbers) or virtual numbers. A virtual number is an additional phone number which will ring through to an existing subscriber line. We offer virtual numbers in all of our U.S. rate centers, as well as in certain international countries. We also offer video over IP service using the 8x8 Tango videophone product, which includes all of the voice service plans and features described above plus unlimited video calls to any other 8x8 videophone subscriber anywhere in the world.

8x8 Virtual Office Business Telephone Service

Our 8x8 Virtual Office business telephone service was launched in March 2004 and is targeted at the small and medium-sized business market. 8x8 Virtual Office is an affordable, easy-to-use alternative to traditional PBX systems or Centrex class services from legacy telecommunications providers that offers features and services neither provide. 8x8 Virtual Office allows users with a high-speed Internet connection anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class PBX features normally found on dedicated PBX equipment. 8x8 Virtual Office extensions do not require a dedicated communications infrastructure. The service is received through an office's existing Internet connection, thus eliminating the need for additional phone lines or digital subscriber lines for extensions, in contrast to traditional Centrex or PBX products. The service is provided by 8x8 software that runs on computing platforms located in our data centers.

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

  Unlimited calling to the US, Canada, 17 additional countries and other 8x8 subscribers, as well as low international rates;

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

    Supervised transfers, and

    View of extension status

As of March 31, 2010, each 8x8 Virtual Office customer subscribed to an average of between seven and eight of our business services.

8x8 Complete Contact Center

The 8x8 Complete Contact Center, introduced in July 2007, is a fully integrated hosted call center solution that works with any broadband Internet service and provides enterprise class contact center functionality combined with Virtual Office hosted PBX calling features. The 8x8 Complete Contact Center lets companies quickly deploy and operate multi-channel contact centers within 8x8's hosted PBX infrastructure without the time and expense of purchasing, installing and maintaining costly, specialized equipment. Delivered entirely as a hosted service, the 8x8 Complete Contact Center requires no specialized hardware or software, no telecom equipment and no up-front capital expenditures, making it an ideal solution for blending in-house and offsite or multi-site agents. Agents require nothing more than a web browser and a directly addressable voice terminal.

The 8x8 Complete Contact Center service offers features such as skill-based routing, multi-media management, real time monitoring and reporting, voice recording and logging, historical reporting, Interactive Voice Response, CRM integration with Salesforce.com and NetSuite and contact and case management tools.

8x8 Trunking Services

In June 2008, we launched the 8x8 Trunking service. The 8x8 Trunking service provides companies that have already made a substantial or recent investment in premise-based PBX phone system hardware with an opportunity to reduce recurring monthly service and toll charges by delivering digital quality dial tone service to their phone system hardware over their broadband connection rather than a separate voice circuit from an incumbent or local exchange carrier. The customer's existing phone system equipment continues to provide the user feature set while the 8x8 Trunking services provide dial tone together with local, long distance and international call routing services to that equipment from the 8x8 network.

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

8x8 IP Telephones

In the second quarter of fiscal 2009, we launched the 8x8 675xi series of IP phones that incorporate 8x8's advanced NAT traversal technologies to facilitate the network-independent operational advantages of the 8x8 service. These advantages include the ability to simply plug the phone into any public or private Internet connection and immediately make or receive calls without performing any network configuration or firewall manipulation. The 8x8 675xi IP phones also deliver enhanced equipment and service features including high definition HD audio, corporate directory display and lookup, intercom paging, shared line appearance and Power over Ethernet capability.

We use third-party manufacturers to make the videophones, IP business telephones and cordless handsets that we sell to our customers. We do not have long-term purchase agreements with any of our contract manufacturers. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

8x8 Virtual Meeting

The 8x8 Virtual Meeting video web conferencing service, introduced in September 2009, is an online collaboration tool accessible instantly (no software download required) from any web browser and any computing platform. Available as an add-on service for existing 8x8 customers, a standalone offering for new subscribers or as part of the Virtual Office Pro unified communications bundle, 8x8 Virtual Meeting lets users conduct centralized online meetings, complete with integrated voice conferencing (to and from any telephone or web browser platform), presentation slide sharing, desktop and application sharing, instant messaging, chair control, conference control and call recording. 8x8 Virtual Meeting offers unlimited conferencing, giving users the flexibility to conduct regular meetings with employees, associates, customers and prospects in remote locations worldwide.

8x8 Virtual Office Pro Unified Communications

Introduced in January 2010, 8x8 Virtual Office Pro is a powerful unified communications service that allows subscribers to manage essential, advanced business communications functions online through a centralized portal. Integrated with the 8x8 Virtual Office VoIP (Voice over Internet Protocol) hosted PBX phone service, Virtual Office Pro enhances business productivity by providing users with a complete, instantly accessible suite of communication tools used in everyday business interactions. 8x8 Virtual Office Pro delivers these tools through an easy-to-use online dashboard which provides:

  A visual overview and online control of 8x8 Virtual Office business calling activity including point-and-click access to inbound and outbound calls and call management features such as call transfer, do not disturb (DND) and call forwarding

  Microsoft Outlook Contacts and Corporate Directory integration
  Virtual Meeting - allows you to create, join and invite participants to web, audio and video meetings.
  iPhone Virtual Office Mobile extension - place and receive (VoIP) calls and access common Virtual Office services and functions from an iPhone/iPod Touch/iPad mobile handset
  Fax - enables users to send and receive unlimited faxes using either a separate phone number for fax or the same number as your 8x8 extension
  Call recording - enables any inbound or outbound call to be recorded and later reviewed, downloaded or deleted
  Presence management - tells other co-workers whether you are logged in, logged off, on the phone, off the phone or currently unavailable
  My Inbox overview - gives a comprehensive view of all voicemails, recordings, FAX messages, calls, and chat history

8x8 Managed Hosting and Cloud-Based Computing Solutions

In May 2010, we introduced 8x8 managed hosting and cloud-based computing solutions enable business customers to reduce costs and gain performance and reliability advantages by eliminating in-house ownership of server equipment and costly information technology systems management staff.

Sales, Marketing and Promotional Activities

We currently sell and market our 8x8 services to end users through our direct sales force, website, retail channels, and third party resellers. Our inside sales force primarily takes inbound telephone calls and website leads which are generated from third party lead generation sources and direct web advertising such as Google and Yahoo. Our sales force decreased slightly from 63 sales representatives at the end of fiscal 2009 to 61 sales representatives at the end of fiscal 2010. These sales representatives are paid a base salary and monthly commission for selling our products and services. The commission is based on new sales made by the sales representative.

We launched the retail channel in fiscal 2005 and refocused this channel on our 8x8 Virtual Office service in 2006 with Office Depot and subsequently Office Max. Retail channels, online channels and third party resellers generated less than 5% of our subscriber additions in fiscal 2010.

Competition

We face strong competition from incumbent telephone companies, cable companies and alternative voice and video communication providers. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. This will potentially become more difficult as the early adopter market for VoIP services becomes saturated and mainstream customers make up more of our target market. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and enhanced services and features. For more information regarding the risks associated with such strong competition, please refer to Item 1A, Risk Factors "Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and increasing or maintaining profitability."

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as CenturyTel and Windstream. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have. Moreover, they also provide the broadband services that are required to use our service, which is a significant competitive advantage.

Vendors of private branch exchange ("PBX") systems and alternative voice communications providers

Competitors for the 8x8 business service include traditional PBX and key system manufacturers and their resellers, including Cisco, Avaya, Nortel, Mitel and Toshiba, Centrex services offered by incumbent telephone companies, and VoIP services offered by XO Communications, Cbeyond, M5 and other companies.

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and detailed call records. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform in software that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premise equipment. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by an 8x8 subscriber) are sent to a gateway belonging to one of our partner telecommunications carriers, where they are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a network operations center at our headquarters in Sunnyvale, California and employ a staff of 23 individuals with experience in voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in Sunnyvale, California and have a staff of 79 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced certain customer support activities to third parties. Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions and e-mail support.

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Global Crossing, Level(3) Communications, Qwest Communications and Neutral Tandem. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

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

We currently employ 29 individuals in research, development and engineering activities in our facilities in Sunnyvale, California. Research and development expenses in each of the fiscal years ended March 31, 2010, 2009 and 2008 were $5.0 million, $5.2 million and $4.3 million, respectively.

Regulatory

Although several regulatory proceedings are underway or are being contemplated by federal and state authorities, including the FCC and state regulatory agencies, VoIP communication services, like ours, are unregulated at the state level and are subject to less regulation at the federal level than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide. The FCC initiated a notice of proposed rule-making (NPRM) in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and most other state telecommunications regulations. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC ruling. Recently, the FCC has stated that it is considering reclassifying the transmission component of broadband Internet access services as a telecommunications service but would only subject the service to specific regulations applicable to traditional telecommunications services.

The effect of any future laws, regulations and the orders on our operations, including, but not limited to, the 8x8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers, which could result in 1) making our services less competitive with traditional telecommunications services if we increase our retail prices or 2) decrease our profit margins if we attempt to absorb such costs.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2010, we had been issued 76 United States patents and additional United States and foreign patent applications pending. Our patents expire on dates ranging from 2012 to 2027. We cannot predict whether our pending patent applications will result in issued patents.

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

We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others. Such claims and litigation could require us to expend substantial resources and distract key employees from their normal duties, which could have a material adverse effect on our operating results, cash flows and financial condition. The communications and software industries are subject to frequent litigation regarding patent and other intellectual property rights. Moreover, the VoIP service provider community has historically been a target of patent holders. There is a risk that we will be a target of assertions of patent rights and that we may be required to expend significant resources to investigate and defend against such assertions of patent rights. For example, on April 22, 2009, we were named as a defendant, along with Comcast, Microsoft, Avaya, Embarq, and Qwest, in a complaint filed by Web Telephony, LLC in the Eastern District of Texas. On April 29, 2009, we entered into a settlement agreement with Web Telephony, which filed a motion to dismiss the lawsuit on May 8, 2009. Also, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C. ("AT&T IP") expressing the belief that we must license a specified patent for use in our 8x8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. At the same time, we began an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We have continued to engage in discussions with AT&T IP to explore a mutually agreeable resolution of the parties' respective assertions regarding these intellectual property issues.  We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters.

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

Employees

As of March 31, 2010, our workforce consisted of 242 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Bryan R. Martin, Chairman and Chief Executive Officer. Bryan R. Martin, age 42, has served as our Chairman since December 2003. Mr. Martin has served as Chief Executive Officer and as a director of the Company since February 2002. From March 2007 to November 2008, he served as President of the Company. From February 2001 to February 2002, he served as President and Chief Operating Officer and a director of the Company. He served as Senior Vice President, Engineering Operations from July 2000 to February 2001 and as the Company's Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, President and Chief Financial Officer. Dan Weirich, age 36, has served as our President since November 2008 and as our Chief Financial Officer since July 2006. From June 2006 to July 2006, Mr. Weirich served as our Acting Chief Financial Officer. Mr. Weirich served as Vice President of Operations of the Company from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. From September 2001 to March 2004, Mr. Weirich served as independent consultant in Asia and the United States. From August 1996 to September 2001, Mr. Weirich served in various roles for iAsiaworks, Qwest Communications and Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Huw Rees, Vice President of Business Development. Huw Rees, age 49, has served as Vice President, Business Development since November 2008. From January 2001 to November 2008, Mr. Rees served as our Vice President, Sales and Marketing. He served as the Chairman and Chief Executive Officer of the Company's wholly owned subsidiary, Centile, Inc., from July 2001 until September 2003. Additionally, he served as Vice President, Sales and Business Development of Centile from March 2001 to July 2001. He served as Vice President, Sales of the Solutions Group of the Company from August 2000 until February 2001 and as Director, North American Sales of the Company from April 1999 to August 2000. He previously worked at Mitel Corporation as Sales Manager of the Western Region and also in sales management roles at GEC Plessey Inc. and Marconi PLC. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

Debbie Jo Severin, Chief Marketing Officer and Vice President of Marketing. Debbie Jo Severin, age 50, has served as Chief Marketing Officer and Vice President of Marketing since March 2009. From 2003 to March 2009, Ms. Severin served as Vice President of Marketing for Covad Communications. From 1998 to 2003, Ms. Severin was Vice President of Marketing for PrimeOne Tele-TV, Northpoint Communications and Valiant Networks. Between 1986 and 1998, Ms. Severin served in various marketing roles for BellSouth Telecommunications and Pacific Bell. She received a Masters Degree in Mathematics and a Bachelor of Science from the University of Alabama, Birmingham.

Ramprakash Narayanaswamy, Chief Technology Officer and Vice President of Engineering. Ramprakash Narayanaswamy, age 45, was appointed Chief Technology Officer in April 2010 and is responsible for our research, development and engineering operations. From February 2005 to April 2010, Mr. Narayanaswamy held multiple numerous engineering roles including Vice President of Engineering. Between 1992 and 2005, Mr. Narayanaswamy served in various engineering roles for Nextance Inc., Bluelight.com and Sun Microsystems, Inc. He received his Masters degree in Computer Applications from National Institute of Technology, Tiruchirapalli, India.

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

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. Even though our customer churn rates improved in fiscal 2010, a larger percentage of our total customer churn was due to these economic issues and we cannot guarantee that we will continue to experience the same improvement in churn rates given current economic conditions. Additionally, the combination of our sales cycle coupled with challenging economic conditions could have a negative impact on the results of our operations.

The success of our Company is dependent on the growth and public acceptance of 8x8 Services.

Our future success as a Company depends on our ability to significantly increase revenues generated from our 8x8 services. In turn, the success of our 8x8 voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber to an existing broadband Internet service, usually provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth in our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP service has not yet been adopted by a majority of consumers. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. We must devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions, in general, and our services in particular. Substantial, ongoing interaction with our customers in order to train and assist them with the deployment and use of our services over these networks is sometimes required. If any or all of these factors fail to occur, our business may be affected adversely.

We have a history of losses and are uncertain of our future profitability.

We recorded operating income of approximately $4 million for the fiscal year ended March 31, 2010 and ended the period with an accumulated deficit of $199 million. In addition, we recorded an operating loss of approximately $3 million and $4 million for the fiscal years ended March 31, 2009 and 2008, respectively. Although we achieved operating income of $4 million during the current fiscal year, we may incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve operating profitability on an annual basis or maintain operating profitability on a quarterly basis in the future.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. The ability of the FCC to regulate broadband Internet access services has been called into question by a recent ruling of the United States Court of Appeals for the D.C. Circuit. While interference with access to our products and services seems unlikely, broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

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

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services, while increased regulation and the imposition of additional regulatory funding obligations at the federal, state and local level could require us to either increase the retail price for our services, thus making us less competitive, or absorb such costs, thus decreasing our profit margins. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate these rates will continue to decline in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers if such pricing differentials diminish or disappear, however, and we will be unable to use such pricing differentials to attract new customers in the future. Continued rate decreases would require us to lower our rates to remain competitive and would reduce or possibly eliminate any gross profit from our services. In addition, we may lose subscribers for our services.

On the other hand, the FCC is seeking to reform the federal universal service fund that is applicable to us. The way we calculate our contribution may change if the FCC engages in such reform. While we cannot predict how or if the FCC will reform the contribution mechanism for the universal service fund, nor can we determine the impact on our business at this time, should the FCC adopt a new federal universal service fund contribution mechanism that increases our contribution obligation, we will either need to raise the amount we currently collect from our customers to cover this obligation or reduce our profit margins. Furthermore, certain states continue to attempt to apply state universal service fund obligations on our service though we do not believe that the current state of the law requires us to make such contributions. Recently, two states, Kansas and Nebraska, filed a petition with the FCC seeking the authority to impose state universal service fund contribution obligations on our service and also sought retroactive application of such authority. We cannot predict the outcome of this proceeding, nor can we determine the impact on our business at this time. Should the FCC allow states to impose state universal service fund obligations on our nomadic interconnected VoIP service, we would pass any increased cost of state universal service fund contributions through to our customers. Our services may become less competitive with other providers should we raise the price customers ultimately pay for the services we offer to cover these additional regulatory costs.

We may become subject to state regulation for certain service offerings.

Certain states take the position that offerings by VoIP companies, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings. We cannot predict how this issue will be resolved or its impact on our business at this time.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States. This decision has resulted in lower capital and operating costs for our business in the short term but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.

While we believe that relations with our current service providers are good and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost- effective services to us in the future or that we will be successful in signing up alternative or additional providers. While we believe that we could replace our current providers, if necessary, our ability to provide service to our subscribers could be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.

Due to our reliance on these service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our 8x8 service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operating results.

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

We also compete against established alternative voice communication providers and face competition from other large, well-capitalized Internet companies that have recently launched or plan to launch VoIP-enabled services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share by offering their services at lower prices or free. In order to compete with such service providers, we may have to significantly reduce our prices, which would affect our profitability.

We also are subject to the risk that new technologies may be developed that are able to deliver competing voice services at lower prices, better or more conveniently. Future competition from new technologies could have a material adverse effect on our growth and operating results.

Given the significant price competition in the markets for our products, we are at a significant disadvantage compared to many of our competitors, especially those with substantially greater resources, and therefore may be better able to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

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

There has been substantial litigation in the communications, VoIP services, semiconductor, electronics, and related industries regarding intellectual property rights and, from time to time, third parties may claim infringement by us of their intellectual property rights. Our broad range of current and former technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. For example, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C. ("AT&T IP") expressing the belief that we must license a specified patent for use in our 8x8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. At the same time, we began an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We have continued to engage in discussions with AT&T IP to explore a mutually agreeable resolution of the parties' respective assertions regarding these intellectual property issues. We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us.

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that certain technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology. For example, on April 22, 2009, we were named as a defendant, along with Comcast, Microsoft, Avaya, Embarq, and Qwest, in a complaint filed by Web Telephony, LLC in the Eastern District of Texas. On April 29, 2009, we entered into a settlement agreement with Web Telephony, which filed a motion to dismiss the lawsuit on May 8, 2009, under which we have made significant payments as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquired Product Rights."

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

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2010, we had been awarded 76 United States patents and have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have, in the past, licensed and, in the future, expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our ability to offer services outside the U.S. is subject to different local regulatory environments, which may be unknown, complicated and uncertain.

Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. We currently distribute our products and services directly to consumers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our customers and resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications provider in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on the use of our services in international locations.

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

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP applications and services, or otherwise discriminating against VoIP providers. Conceivably, some providers of broadband access may take measures that affect their customers' ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, interfering with or blocking our packets entirely or attempting to charge their customers more for also using our services. Interference with our service or higher charges for also using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth. These problems have occurred to us in the past in the United States and in certain international markets.

Increased taxes on our service will increase our customers' cost of using our service and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and the federal Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Three states currently are conducting sales tax audits of our records. In October 2009, we received notices of proposed assessment as a result of one of the sales tax audits amounting to approximately $1.6 million, which we consider to be unsubstantiated and have accrued a tax liability of $0.1 million as of March 31, 2010 to account for our estimated liability for past sales tax obligations related to these audits. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

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

At the present time, we do not utilize our customer's CPNI in a manner which would require us to obtain consent from our customers but, in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Before December 8, 2007, we implemented internal processes in order to be in compliance with all of the FCC's CPNI rules. Our failure to achieve compliance with any future CPNI orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our business, financial condition or operating results.

There may be risks associated with our ability to comply with funding requirements of the Universal Service Fund, or USF, Telecommunications Relay Service, or TRS, fund, federal regulatory recovery fees and similar state or federal funds, or that our customers will cancel service due to the impact of these price increases to their services.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue. We were allowed to calculate our contribution based on the safe harbor or by preparing a traffic study. We began contributing to the federal USF on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for all subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre-approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. There is also a risk that state Universal Service Funds may attempt to impose state USF contribution obligations and other state and local charges. At this time, at least three states, including Kansas and Nebraska, contend that providers of interconnected VoIP services, like us, should contribute to its USF fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. Subsequently, the Kansas and Nebraska state commissions filed a joint petition with the FCC seeking the ability to assess state USF contribution obligations on VoIP providers, like us, retroactively. We cannot predict the outcome of this proceeding at this time nor its impact on our business. As of March 31, 2009, we were collecting or remitting state USF in one state. Effective June 1, 2009, we ceased collecting and remitting state USF.

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

We support local number portability, or LNP, which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that, in the past, has taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new customer of our services must maintain both the new 8x8 service and the customer's existing telephone service during the number transfer process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on third party carriers to transfer the numbers, as well as the delay the existing telephone service provider may contribute to the process. Local number portability is considered an important feature by many potential customers, especially our business customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers or retaining existing customers. Moreover, the FCC now requires interconnected VoIP providers, like us, to comply with industry standard timeframes and a new order shortens the timeframe for certain types of ports considerably, although compliance with the new timeframes will not be required until August 2, 2010. If we are unable to process ports within the requisite timeframes, we could be subject to fines and/or penalties. Additionally, both customers and carriers may seek relief from the relevant state public utility commission, the FCC, and/or in state or federal court. During fiscal 2008, the FCC required interconnected VoIP providers to remit regulatory and local number portability fees.

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

We may be subject to new rules or legislation that could either increase the retail price of our service or reduce our net profit margins due to the FCC's National Broadband Plan.

In March 2010, the FCC presented its national broadband plan to the U.S. Congress. Details on the plan are available at http://www.broadband.gov/. It is unclear what specific proposals the FCC will make but there is a chance the FCC will attempt to revise rules or request new legislation pertaining to the regulatory classification and treatment of broadband access and Internet services, intercarrier compensation, universal service funding obligations and open Internet access obligations. We could be negatively impacted by any changes that cause our underlying service providers to incur greater cost either through a new rate structure, a new contribution metric, or paired down protections related to open Internet access. Of course, any litigation that may result from the new rules could also increase our costs. We cannot predict how the FCC's national broadband plan will impact us at this time.

Our success also depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as the 8x8 subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers, all of which could have a material adverse effect on our business, financial condition or operating results.

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

Subscribers have, in the past, obtained access to the 8x8 service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been significant. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 3.5% for the fiscal year ended March 31, 2010. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

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

The development and marketing of our VoIP services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our services which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

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

The fair value of certain warrant liabilities may increase or decrease, and as a result, we may be required, pursuant to ASC 480-10, to reflect a corresponding increase or decrease in our net income or net loss, as the case may be, and the amount of our recorded liability for the warrants for the applicable quarter also may fluctuate materially.

Pursuant to ASC 480-10 (formerly Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock"), warrants issued to two investors in an equity financing we consummated in fiscal 2006 are classified as liabilities because of the possibility, however likely or unlikely, that the Company would be unable to deliver registered shares upon a future exercise of these warrants means that the warrants are deemed to include a "net cash settlement" provision within the meaning of ASC 480-10. The required accounting for a warrant with a "net cash settlement" provision under ASC 480-10 is to estimate the fair value on the date of issuance and to record a liability equal to that value to reflect the required assumption that the Company will breach its obligation to deliver registered shares in the future (which we refer to as a "presumed breach"). The warrants will continue to be recorded as liabilities until such time as the warrants are exercised, expire or we and the warrant holders amend the applicable warrant agreement in a manner that renders this accounting treatment unnecessary. In the event that at the end of any fiscal quarter the fair value of these warrants increases or decreases, we will be required to re-value the warrants and reflect such change for the applicable fiscal quarter in our financial statements in accordance with ASC 480-10. If the fair value at the end of any fiscal quarter increases, we will recognize a corresponding increase in expense for such fiscal quarter, as well as reflect a corresponding increase in our liabilities for such fiscal quarter, in accordance with ASC 480-10, resulting in a reduction of our stockholders' equity on our balance sheet for such fiscal quarter and a decrease in net income on our income statement for such fiscal quarter. If the fair value at the end of any fiscal quarter decreases, we will recognize a corresponding decrease in expense for such fiscal quarter, as well as reflect a corresponding decrease in our liabilities for such fiscal quarter, in accordance with ASC 480-10, resulting in an increase of our stockholders' equity on our balance sheet for such fiscal quarter and increase in net income on our income statement for such fiscal quarter. The amount we record as a liability under ASC 480-10 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event of an actual breach by us of the warrant terms. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

We may need to raise additional capital to support our future operations.

As of March 31, 2010, we had cash and cash equivalents and investments of approximately $18.1 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

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

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have, in the past, been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on May 24, 2010, our common stock had a closing bid price of approximately $1.17 per share. We must also meet additional continued listing requirements contained in NASDAQ Marketplace Rule 5550(b), which requires that we have either (1) a minimum of $2,500,000 in stockholders' equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 24, 2010, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $73,106,000 and we were in compliance with NASDAQ Marketplace Rule 5550(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in Sunnyvale, CA in a facility that is approximately 52,000 square feet and is leased through August 2012. We believe our Sunnyvale facility will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 3 to the consolidated financial statements contained in Part II, Item 8 of this Report.

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

On January 27, 2010, we were named a defendant in a lawsuit, Nikki Meierdiercks et al. v. 8x8, Inc., filed by three former employees in Santa Clara County Superior Court as a putative class action seeking damages and various penalties under the California Labor Code for alleged unpaid overtime, meal breaks, rest breaks and alleged late wage payments and unreimbursed business expenses. The Plaintiffs' filed a First Amended Complaint on April 29, 2010 and we filed our Answer to the First Amended Complaint on May 26, 2010. We have factual and legal defenses to these claims and are presenting a vigorous defense. Plaintiffs have not made a specific monetary demand and we cannot estimate potential liability in this case at this early stage of litigation.

ITEM 4. (REMOVED AND RESERVED)

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

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2010. As of May 24, 2010, there were 272 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2010:
First quarter	$ 0.85	$ 0.58
Second quarter	$ 1.05	$ 0.60
Third quarter	$ 1.50	$ 0.89
Fourth quarter	$ 1.63	$ 1.20
Fiscal 2009:
First quarter	$ 1.27	$ 0.97
Second quarter	$ 1.14	$ 0.87
Third quarter	$ 0.90	$ 0.42
Fourth quarter	$ 0.65	$ 0.45

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2005 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Sales of Unregistered Securities.

On May 1, 2010, we entered into an agreement with Central Host, Inc. and Andrew Schwabecher pursuant to which we acquired this provider of managed hosting services from its sole shareholder, Schwabecher. Under the terms of the Agreement, we closed the acquisition on May 1, 2010, and paid $1,000,000 in cash and issued 432,276 shares of common stock, at an average price of $1.388 per share and calculated based on the trailing 5-day average closing price of 8x8 common stock on the NASDAQ Exchange as of the Effective Date of the transaction, to Schwabecher in exchange for 100% of the outstanding shares of capital stock of Central Host, Inc. The shares of our common stock were not registered for sale and were issued pursuant to an exemption from the registration requirements under section 5 of the Securities Act of 1933, as amended, provided by section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Total revenues	$63,396	$64,674	$61,646	$53,130	$31,892
Net income (loss)	$3,879	$(2,500)	$30	$(9,930)	$(23,253)
Net income (loss) per share:
Basic	$0.06	$(0.04)	$0.00	$(0.16)	$(0.42)
Diluted	$0.06	$(0.04)	$0.00	$(0.16)	$(0.42)
Total assets	$23,712	$21,856	$21,551	$19,958	$31,120
Fair value of warrant liability	$167	$21	$335	$3,387	$7,123
Accumulated deficit	$(198,840)	$(202,719)	$(200,219)	$(200,249)	$(190,319)
Total stockholders' equity	$13,300	$9,030	$7,849	$5,377	$12,970

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing and unified communications services. We offer the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, the 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. As of March 31, 2010, we had more than 20,000 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.) Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 (formerly Emerging Issues Task Force consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables") requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying 8x8 IP Telephone constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, we allocate 8x8 revenues, including activation fees, among the 8x8 IP telephones and subscriber services. Revenues allocated to these devices are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized when the related services are provided. We record revenue net of any sales-related taxes that are billed to our customers. We believe this approach results in financial statements that are more easily understood by investors. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

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

During fiscal 2010, 2009 and 2008, revenue from software licensing and related arrangements were limited. For arrangements with multiple obligations (for example, undelivered maintenance and support), we have allocated revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our technology licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. We base the fair value of services, such as training or consulting, on separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

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

We launched the retail channel in fiscal 2005 and began using it for our 8x8 Virtual Office service in 2006 with product offerings through Office Depot and subsequently Office Max. Our retail channels and online retailers have unlimited return rights for this equipment. The Company records shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. Consequently, we defer recognition of revenue on sales to distributors, retailers, and resellers where the right of return exists until products are resold to the end user.

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed above under Item 1A,"Risk Factors."

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2010, the accounts receivable balance was $670,000, net of an allowance for doubtful accounts of $36,000, including a reserve for disputed credits, and an estimated returns reserve of $80,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Acquired Product Rights

On April 29, 2009, we resolved a patent litigation matter with Web Telephony by entering into a license and settlement agreement that resolved all legal claims by Web Telephony. As part of the settlement, we agreed to pay eight quarterly payments totaling $800,000 over the next two years between April 2009 and December 2010. Under the transaction, we expensed $339,000 of the patent settlement costs during the year ended March 31, 2009 that were related to benefits received by us in and during the periods prior to fiscal year 2009. We recorded the remaining license fee of $432,000 as other long term assets as of March 31, 2009 and we are amortizing this amount to cost of service revenues in the Consolidated Statements of Operations over the remaining life of the primary patent, which expires in September 2017.

Warrant Liability

We account for our warrants in accordance with ASC 480-10 (formerly Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock") which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of our warrants require settlement in shares and are accounted for as permanent equity. We also have two investor warrants that are classified as liabilities because they include a provision that specifies that we must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, which may not be within our control that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

The amount we record as a liability under ASC 480-10 is not, nor do we intend for it to be an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event of an actual breach by us of the warrant terms. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of approximately $68.7 million as of March 31, 2010, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

We have received inquiries, demands or audit requests from several states and municipal taxing and 9-1-1 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We have recorded an expense of $0, $72,000 and $375,000 for the years ended March 31, 2010, 2009 and 2008, respectively, as our estimate of the increase in probable tax exposure for such assessments. Our cumulative estimate for probable assessments is $0.1 million as of March 31, 2010, which is recorded in the accrued taxes line item in the consolidated balance sheets.

Stock-Based Compensation

We account for our employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan and the 2006 Stock Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan ("Purchase Plan") under the provisions of ASC 718 - Stock Compensation (formerly Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment"). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. We have adopted the modified prospective transition method as provided by ASC 718 and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2010 and 2009 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on ASC 718 (formerly SFAS No. 123) criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on ASC 718 (formerly SFAS No. 123(R)) criteria. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 has been recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2010 included the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2010, 2009 and 2008, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

ASC 718 requires us to calculate the additional paid in capital pool ("APIC Pool") available to absorb tax deficiencies recognized subsequent to adopting ASC 718, as if we had adopted ASC 718 at its effective date of January 1, 1995. There are two allowable methods to calculate our APIC Pool: (1) the long form method as set forth in ASC 718 or (2) the short form method as set forth in ASC 718 (formerly FASB Staff Position No. 123(R)-3). We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of ASC 718, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, we are not recognizing deferred tax assets for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. We use the "with and without" approach as described in ASC 740 (formerly Emerging Issues Task Force ("EITF") Topic No. D-32), in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax and as such, we recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.

On January 27, 2009, when our stock price closed at $0.55 per share our board of directors approved the acceleration of unvested stock options to purchase 3,902,186 shares of common stock. 1,737,509 of these shares are subject to options held by our executive officers and directors. These options of our executive officers and directors, taken as a whole, have a weighted average exercise price of $1.06 per share and range from $0.63 to $1.79 per share, and a weighted average remaining vesting term of 2.85 years. Approximately $1.1 million of the $2.4 million stock-based compensation charge in the fourth quarter of 2009 applies to the options held by our executive officers and directors.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Gross business customer additions (1)	2,875	2,785	2,609	2,907	2,792	2,437	3,324	2,398
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,616	1,331	1,416	1,371	1,245	1,224	1,187	1,098
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.7%	2.4%	2.7%	2.7%	2.7%	2.9%	3.1%	3.2%
Total business customers (3)	20,428	19,407	18,199	17,266	16,013	14,706	13,744	11,898

Business customer average monthly service
revenue per customer (4)	$ 204	$ 204	$ 201	$ 196	$ 202	$ 208	$ 220	$ 237

Service revenue from business customers (in '000s)	$ 12,182	$ 11,494	$ 10,714	$ 9,787	$ 9,293	$ 8,883	$ 8,466	$ 8,073
Product revenue from business customers (in '000s)	$ 1,266	$ 1,156	$ 1,128	$ 935	$ 1,435	$ 1,731	$ 1,360	$ 1,004
Total revenue from business customers (in '000s)	$ 13,448	$ 12,650	$ 11,842	$ 10,722	$ 10,728	$ 10,614	$ 9,826	$ 9,077

Revenue from business customers (in '000s)	$ 13,448	$ 12,650	$ 11,842	$ 10,722	$ 10,728	$ 10,614	$ 9,826	$ 9,077
Revenue from residential customers (in '000s)	$ 2,396	$ 3,278	$ 4,168	$ 4,811	$ 5,236	$ 5,572	$ 6,356	$ 7,192
Revenue from technology licensing (in '000s)	$ 23	$ 16	$ 17	$ 25	$ (199)	$ 17	$ 243	$ 12
Total Revenue	$ 15,867	$ 15,944	$ 16,027	$ 15,558	$ 15,765	$ 16,203	$ 16,425	$ 16,281

Percentage of revenue from business customers	84.8%	79.3%	73.9%	68.9%	68.1%	65.5%	59.8%	55.8%
Percentage of revenue from residential customers	15.1%	20.6%	26.0%	30.9%	33.2%	34.4%	38.7%	44.1%
Percentage of revenue from technology licensing	0.1%	0.1%	0.1%	0.2%	-1.3%	0.1%	1.5%	0.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Overall service margin	77%	78%	76%	76%	71%	74%	73%	75%
Overall product margin	-43%	-59%	-42%	-75%	-50%	9%	-10%	-13%
Overall gross margin	68%	68%	67%	66%	59%	67%	65%	68%

Total (business, residential and video) subscriber
acquisition cost per service (5)	$ 97	$ 102	$ 88	$ 108	$ 119	$ 135	$ 163	$ 162
Business subscriber acquisition cost per service (6)	$ 97	$ 102	$ 90	$ 93	$ 118	$ 141	$ 171	$ 171
Average number of services subscribed to per
business customer	7.5	7.3	7.1	6.9	6.6	6.6	6.9	7.1
Business customer subscriber acquisition cost (7)	$ 723	$ 749	$ 638	$ 638	$ 785	$ 933	$ 1,174	$ 1,217

(1) Includes 1,154 "Find me, Follow me" and 40 8x8 Virtual Office customers acquired in the second quarter of fiscal 2009 from Avtex Solutions, LLC ("Avtex").

(2) Business customer churn is calculated by dividing the number of business customers that terminated (after the expiration of the 30-day trial) during that period by the simple average number of business customers during the period and dividing the result by the number of months in the period. The simple average number of business customers during the period is the number of business customers on the first day of the period plus the number of business customers on the last day of the period divided by two.

(3) Business customers are defined as customers paying for service. Customers that have prepaid for their first month of service and are currently in the 30-day trial period are considered to be customers that are paying for service.

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

We believe it is useful to monitor these metrics together and not individually, as we do not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

REVENUES
	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Service revenues	$58,683	$58,486	$56,177	$197	0.3%	$2,309	4.1%
Percentage of total revenues	92.6%	90.4%	91.1%

Service revenues consist primarily of revenues attributable to the provision of our 8x8 services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2010, compared with fiscal year 2009, was primarily attributable to a $9.5 million increase in 8x8 service revenues resulting from the growth of our business service subscriber base. Our business service subscriber base grew from approximately 16,000 customers at the end of fiscal 2009 to approximately 20,000 customers on March 31, 2010. The increase was offset by a decrease of $9.3 million attributable to residential services. The decrease in service revenues from residential customers resulted from a reduction in the number of residential lines in service. These changes are consistent with the redirection of most of our marketing efforts toward our business customer service and we expect the trends to continue in future periods.

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

	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Product revenues	$4,713	$6,188	$5,469	$(1,475)	-23.8%	$719	13.1%
Percentage of total revenues	7.4%	9.6%	8.9%

Product revenues consist primarily of revenues from sales of IP telephones, primarily attributable to our 8x8 service.

The decrease in product revenues in fiscal year 2010 from fiscal year 2009 resulted from a selling price reduction as we elected to increase the subsidy on IP telephone sales to business service customers and a decline in product revenue attributable to residential and videophone service customers.

The increase in fiscal year 2009 from fiscal year 2008 resulted from a $2.2 million increase in product revenue attributable to growth in our business customer subscriber base. However, product revenue attributable to residential and video service customers declined by $1.5 million.

No single customer represented more than 10% of our total revenues during fiscal 2010, 2009 or 2008.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2010	2009	2008
United States	$63,272	$64,633	$61,052
Other locations	124	41	594
	$63,396	$64,674	$61,646

COST OF REVENUES
	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Cost of service revenues	$13,599	$15,714	$16,671	$(2,115)	-13.5%	$(957)	-5.7%
Percentage of service revenues	23.2%	26.9%	29.7%

Cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

Cost of service revenues for fiscal 2010 compared with fiscal 2009 decreased $2.1 primarily due to a reduction in the prices we pay to third party network service vendors, as well as our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider vendor with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel and licenses fee costs compared with the prior fiscal year.

Cost of service revenues for fiscal 2009 compared with fiscal 2008 decreased $1.0 primarily due to a reduction in the prices we pay to third party network service vendors, as well as our use of multiple third party network service vendors, which allows us to route call traffic to the third party network service vendor with the most favorable pricing. The reduction in the prices we pay to third party network service vendors was partially offset by an increase in personnel and licenses fee costs compared with the prior fiscal year.

	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Cost of product revenues	$7,257	$7,135	$6,762	$122	1.7%	$373	5.5%
Percentage of product revenues	154.0%	115.3%	123.6%

The cost of product revenues consist of costs associated with systems, components, system manufacturing, assembly and testing performed by third party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the product.

The increase in the cost of product revenues for fiscal 2010 from fiscal 2009 was primarily due to a $0.6 million increase in the shipment of equipment to our business customers. The increase in cost of product revenues was partially offset by a $0.3 million decrease in shipments of equipment to residential customers, a $0.1 million reduction in payroll and related expenses, and a $0.1 million reduction in freight costs. The cost of product revenues as a percentage of product revenues increased due to an increase in discounting of product sales by our sales force in fiscal 2010.

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

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Research and development	$5,049	$5,212	$4,335	$(163)	-3.1%	$877	20.2%
Percentage of total revenues	8.0%	8.1%	7.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs, including software development costs, as they are incurred.

The decrease in research and development expenses for fiscal 2010 from fiscal 2009 was primarily attributable to a decrease in overall expenses offset by an increase in personnel and contractor headcount expenses.

The increase in research and development expenses for fiscal 2009 from fiscal 2008 was primarily attributable to an increase in personnel and contractor headcount expenses, including a $0.3 million increase in SFAS 123(R) stock-based compensation expense.

In April 2010, we sold our French research and development subsidiary and expect our research and development expense to decline in fiscal 2011 compared with fiscal 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Selling, general and administrative	$33,516	$39,680	$37,596	$(6,164)	-15.5%	$2,084	5.5%
Percentage of total revenues	52.9%	61.4%	61.0%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The decrease in selling, general and administrative expenses for fiscal 2010 from fiscal 2009 was due to a $2.3 million decrease in employee and temporary personnel costs, primarily due to a decrease in ASC 718 stock-based compensation expense as a result of accelerating the vesting period of stock options in fiscal 2009, $1.9 million decrease in advertising, public relations and other marketing and promotional expenses, a $1.7 million decrease in sales agent and retailer commissions, a $0.2 million decrease in credit card processing fees, $0.1 million decrease in travel and meal expenses, a $0.1 million decrease in telephone expenses. This decrease was partially offset by a $0.1 million increase in facility expenses.

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

INTEREST INCOME AND OTHER, NET

	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Interest income and other, net	$53	$298	$1,606	$(245)	-82.2%	$(1,308)	-81.4%
Percentage of total revenues	0.1%	0.5%	2.6%

Our interest income and other, net, primarily consists of interest and investment income earned on our cash, cash equivalents and investment balances. This item primarily consisted of interest income in fiscal 2010 and 2009. Other income in fiscal 2008 included $1.2 million from the sale of two patents.

The decrease in other income for fiscal 2010 from fiscal 2009 consists primarily of a reduction in interest and investment income earned on our cash, cash equivalents and investment balances due to lower interest rates.

INCOME ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY
	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Income (loss) on change in fair
value of warrant liability	$(146)	$314	$2,142	$(460)	-146.5%	$(1,828)	-85.3%
Percentage of total revenues	-0.2%	0.5%	3.5%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statement of operations. The amount we record as a liability under ASC 480-10 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event of an actual breach by us of the warrant terms. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

The decrease in the income from change in fair value of warrants in fiscal 2010 from fiscal 2009 occurred because the fair value of warrants and warrant liability increased due to an increase in our stock price and the expected stock price volatility, offset by a reduction in the risk free interest rate and contractual life of the warrants, which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

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

Investor warrants for 1,785,714 shares of common stock issued on December 19, 2005 will be accounted for as liabilities until they are exercised or they expire in December 2010. Therefore, there will not be any additional income or loss for these warrants after the third quarter of fiscal 2011.

PROVISION FOR INCOME TAXES

	Years Ended March 31,			Year-over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollar amounts in thousands)
Provision for income taxes	$3	$45	$-	$(42)	-93.3%	$45	100.0%
Percentage of total revenues	0.0%	0.1%	0.0%

We had a $3,000 provision for income taxes for the fiscal year ended March 31, 2010 for state tax in several states and foreign tax, offset by federal refund in lieu of bonus depreciation (in accordance with the Economic Stimulus Act of 2010). We had a $45,000 provision for income taxes in the fiscal years ended March 31, 2009. We had no provision for income taxes in the fiscal year ended March 31, 2008.

At March 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of approximately $154.0 million and $90.3 million, respectively, that expire at various dates beginning in 2011 and continuing through 2030. In addition, at March 31, 2010, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.7 million and $2.9 million, respectively. The federal credit carryforwards will begin expiring in 2011 continuing through 2030, while the California credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2010 and 2009, we had gross deferred tax assets of approximately $68.7 million and $71.4 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we have applied a full valuation allowance as of March 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $18.1 million of cash and cash equivalents. By comparison, at March 31, 2009, we had $16.4 million in cash and cash equivalents. We currently have no borrowing arrangements.

2009 to 2010

Net cash provided by operating activities for fiscal 2010 was $2.5 million, compared with $2.3 million provided by operating activities for fiscal 2009. The increase in cash flow was primarily due to a decline in third party network service expenses and a decline in stock-based compensation expense, offset partially by discounting of equipment sold to business service customers during fiscal 2010. Cash used in or provided by operating activities has historically been affected by: the amount of net income, sales of subscriptions, changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards.

Net cash used in investing activities was $0.9 million in fiscal 2010, compared with $2.6 million provided by investing activities in fiscal 2009. The decrease in cash flow from investing activities during fiscal 2010 is primarily related to the investment of operating cash balances.

Our financing activities for fiscal 2010 provided cash of $0.4 million from the issuance of common stock under our stock option and employee stock purchase plans which was offset by $0.2 million used to repurchase shares of common stock under our share repurchase plan. Our financing activities for fiscal 2009 provided cash of $0.4 million from the issuance of common stock under the employee stock purchase plan.

2008 to 2009

Net cash provided by operating activities for fiscal 2009 was $2.3 million, compared with $3.0 million provided by operating activities for fiscal 2008. The decrease in cash flow was primarily due to an increase in stock-based compensation, which includes $2.4 million due to the acceleration of unvested employee stock options in January 2009, a $0.6 million provision for inventory primarily due to $0.5 million of excess inventory related to our business services analog phone, a $0.4 million provision for doubtful accounts primarily related to royalty revenue, and a $0.2 million write off of our legacy billing system, offset partially by a $1.3 million increase in other current and noncurrent liabilities primarily due to a license and settlement agreement.

Net cash provided by investing activities was $2.6 million in fiscal 2009, compared with $1.2 million provided by investing activities in fiscal 2008. The increase in cash flow from investing activities during fiscal 2009 is primarily related to maturity of short-term investment.

Our financing activities for fiscal 2009 provided cash of $0.4 million from the issuance of common stock under our employee stock purchase plans. Our financing activities for fiscal 2008 provided cash of $0.2 million from the issuance of common stock under the employee stock purchase plan.

Although we have achieved positive cash flows from operations in the fiscal year ended March 31, 2010 and 2009, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. Based on our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, will be sufficient to satisfy our expected working capital and capital expenditure requirements for the next 12 months. Nevertheless, our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new services or products, the costs to ensure access to our telecommunications services, the continuing market acceptance of our service and products and the extent to which we use our cash to acquire other businesses. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, but we cannot be assured that our capital-raising efforts will be successful.

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2010 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2011	2012	2013	2014	2015	Total
Capital leases	$41	$40	$7	$-	$-	$88
Office leases	594	657	284	-	-	1,535
License fee	250	-	-	-	-	250
Purchase obligations
Third party customer support provider	2,158	-	-	-	-	2,158
Open purchase orders	1,955	-	-	-	-	1,955
	$4,998	$697	$291	$-	$-	$5,986

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at March 31, 2010 totaled $156,000 with accumulated amortization of $77,000.

On May 1, 2009, we entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. The facility leases include rent escalation clauses and require us to pay utilities and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At March 31, 2010, the total remaining obligation under the contract was $2.2 million.

At March 31, 2010 we had open purchase orders of $2.0 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

At March 31, 2010, we had a $167,000 liability related to warrants issued to two investors in an equity financing transaction in fiscal 2006. The warrants expire in December 2010. We account for these warrants as liabilities because of the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under ASC 480 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period. The amount we record as a liability under ASC 480-10 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued an amendment to ASC 855 - Subsequent Events (formerly SFAS No. 165, "Subsequent Events"). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our consolidated results of operation and financial condition.

In July 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-1, "Topic 105 - Generally Accepted Accounting Principles," ("ASU 2009-1") which amended ASC 105, "Generally Accepted Accounting Principles," to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of ASU 2009-1 did not have a material impact on our consolidated results of operation and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements that Include Software Elements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-14"). ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In January 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-2 ("ASU 2010-2"), "Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements". Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of ASU 2010-2 did not have a material effect on our consolidated results of operation and financial condition.

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No.

157, "Fair Value Measurements" that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. We will adopt this pronouncement in the third quarter of fiscal 2011 and do not expect the adoption of ASU 2010-06 will have a material impact on our consolidated results of operation and financial condition.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. The adoption of ASU 2010-09 did not have a material impact on our consolidated results of operation and financial condition.

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

During the years ended March 31, 2010 and 2009, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	41
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets at March 31, 2010 and 2009	43
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2010	44
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2010	45
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2010	46
Notes to Consolidated Financial Statements	47
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.	67
Consolidated Quarterly Financial Data	68

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company) as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement Schedule II- Valuation and Qualifying Accounts. We also have audited the Company's internal control over financial reporting as of March 31, 2010, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc. and consolidated subsidiaries, as of March, 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/ Moss Adams LLP

San Francisco, California
May 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 8x8, Inc:

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2008 present fairly, in all material respects, the results of operations and cash flows of 8x8, Inc. and its subsidiaries for the year ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended March 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
May 23, 2008

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,056	$16,376
Accounts receivable, net of allowance of $36 and $302	554	414
Inventory	2,174	2,297
Deferred cost of goods sold	107	193
Other current assets	558	648
Total current assets	21,449	19,928
Property and equipment, net	1,871	1,485
Other assets	392	443
Total assets	$23,712	$21,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,780	$4,810
Accrued compensation	1,444	1,264
Accrued warranty	331	328
Accrued taxes	1,804	1,777
Deferred revenue	1,310	2,254
Other accrued liabilities	1,465	2,081
Total current liabilities	10,134	12,514

Non-current liabilities	111	291
Fair value of warrant liability	167	21

Total liabilities	10,412	12,826

Commitments and contingencies (Note 3)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2010
and at March 31, 2009	-	-
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at March 31, 2010 and March 31, 2009;
Issued and outstanding: 63,172,536 shares
at March 31, 2010 and 62,686,039 shares at March 31, 2009	63	63
Additional paid-in capital	212,077	211,686
Accumulated deficit	(198,840)	(202,719)
Total stockholders' equity	13,300	9,030
Total liabilities and stockholders' equity	$23,712	$21,856

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2010	2009	2008
Service revenues	$58,683	$58,486	$56,177
Product revenues	4,713	6,188	5,469
Total revenues	63,396	64,674	61,646

Operating expenses:
Cost of service revenues	13,599	15,714	16,671
Cost of product revenues	7,257	7,135	6,762
Research and development	5,049	5,212	4,335
Selling, general and administrative	33,516	39,680	37,596
Total operating expenses	59,421	67,741	65,364
Incone (loss) from operations	3,975	(3,067)	(3,718)
Other income, net	53	298	1,606
(Loss) income on change in fair value of warrant liability	(146)	314	2,142
Income (loss) before provision for income taxes	3,882	(2,455)	30
Provision for income taxes	3	45	-
Net income (loss)	$3,879	$(2,500)	$30

Net income (loss) per share:
Basic	$0.06	$(0.04)	$0.00
Diluted	$0.06	$(0.04)	$0.00

Weighted average number of shares:
Basic	62,861	62,317	61,897
Diluted	63,262	62,317	62,112

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2007	61,771,832	$62	$205,567	$(3)	$(200,249)	$5,377
Issuance of common stock under
stock plans	295,437	-	252	-	-	252
Stock compensation charge	-	-	1,272	-	-	1,272
Conversion of warrant liability to equity	-	-	910	-	-	910
Unrealized investment loss	-	-	-	8	-
Net Income	-	-	-	-	30
Total comprehensive loss	-	-	-	-	-	38
Balance at March 31, 2008	62,067,269	62	208,001	5	(200,219)	7,849
Issuance of common stock under
stock plans	513,770	1	317	-	-	318
Issuance of common stock on
exercise of warrant	105,000	-	73	-	-	73
Stock compensation charge	-	-	3,295	-	-	3,295
Unrealized investment loss	-	-	-	(5)	-
Net loss	-	-	-	-	(2,500)
Total comprehensive loss	-	-	-	-	-	(2,505)
Balance at March 31, 2009	62,686,039	63	211,686	-	(202,719)	9,030
Issuance of common stock under
stock plans	768,873	-	399	-	-	399
Repurchase of common stock	(282,376)	-	(212)	-	-	(212)
Stock compensation charge	-	-	204	-	-	204
Net income	-	-	-	-	3,879
Total comprehensive income	-	-	-	-	-	3,879
Balance at March 31, 2010	63,172,536	$63	$212,077	$-	$(198,840)	$13,300

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,879	$(2,500)	$30
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	998	1,269	1,529
Stock compensation expense	204	3,295	1,272
Loss (Income) on change in fair value of warrant liability	146	(314)	(2,142)
Amortization of discount and premium on marketable securities	-	(8)	(55)
Change in inventory reserve	(422)	598	96
Change in doubtful accounts receivable	113	361	131
Loss on disposal of fixed assets	3	159	(17)
Realized loss on disposal of investment	-	-	180
Changes in assets and liabilities:
Accounts receivable, net	(253)	1,032	(1,202)
Inventory	545	(1,356)	994
Other current and noncurrent assets	41	(406)	(97)
Deferred cost of goods sold	86	750	121
Accounts payable	(1,323)	(177)	(54)
Accrued compensation	180	216	223
Accrued warranty	3	14	(9)
Accrued taxes	27	(1,119)	818
Deferred revenue	(944)	(885)	1,651
Other current and noncurrent liabilities	(792)	1,325	(438)
Net cash provided by operating activities	2,491	2,254	3,031

Cash flows from investing activities:
Acquisitions of property and equipment	(1,052)	(801)	(699)
Proceeds from the sale of property and equipment	4	-	37
Restricted cash decrease	100	-	-
Purchase of investments	-	-	(5,323)
Sale of short-term investments	-	-	3,520
Maturities of short-term investments	-	3,385	3,650
Net cash provided by (used in) investing activities	(948)	2,584	1,185

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	399	391	272
Repurchase of common stock	(212)	-	-
Capital lease payments	(50)	(38)	(38)
Net cash provided by financing activities	137	353	234
Net increase in cash and cash equivalents	1,680	5,191	4,450
Cash and cash equivalents, beginning of year	16,376	11,185	6,735
Cash and cash equivalents, end of year	$18,056	$16,376	$11,185

Supplemental and non-cash disclosures:
Conversion of warrant liability to equity	$-	$-	$910
Assets acquired under capital lease	$46	$-	$-
Interest paid	$29	$9	$8

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing and unified communications services .The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company offers the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing our services under the 8x8 brand. As of March 31, 2010, the Company had more than 20,000 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The 8x8 voice and video broadband phone service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a regular direct-dial phone number from any of the rate centers offered by the service and then use an existing telephone to make and receive calls over a standard broadband Internet connection.

The 8x8 Virtual Office suite of business phone services offers small and medium sized businesses feature-rich, HD (high definition) audio-enhanced communications services that eliminate the need for traditional telecommunications services and business phone systems. The 8x8 Virtual Office solution essentially replaces an on-premise PBX (private branch exchange), telephone system with a hosted, Internet-based business phone service that is delivered over a managed or unmanaged Internet connection. We sell pre-programmed IP telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional Virtual Office features through on-screen phone menus. The 8x8 Virtual Office Pro unified communications solution, introduced in January 2010, bundles the 8x8 Virtual Office hosted PBX phone service with essential businesses communications services such as web conferencing, call recording and archiving, Internet fax, chat, voicemail and presence management and a mobile iPhone extension in a competitively priced offering. 8x8 Virtual Office Pro takes the functionality of an already powerful hosted PBX phone service to a new level with high fidelity HD voice, remote accessibility via any web browser or smart phone and integration with vital collaboration tools.

The 8x8 Managed Hosting and Cloud-Based Computing solutions enable business customers to reduce costs and gain performance and reliability advantages by eliminating in-house ownership of server equipment and costly information technology (IT) systems management staff.

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

REVENUE RECOGNITION

VoIP service and product revenue

The Company's VoIP service and product revenue is derived from the sale of IP business telephones and VoIP service.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 (formerly Emerging Issues Task Force (EITF) consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables") requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, the Company allocates 8x8 revenues, including activation fees, among the 8x8 IP telephones and subscriber services. Revenues allocated to these devices are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized as license and service revenues when the related services are provided. The Company records revenue net of any sales-related taxes that are billed to its customers. The Company believes this approach results in financial statements that are more easily understood by investors.

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

License and other revenue

During fiscal 2010, 2009 and 2008, revenues from software and technology licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties surrounding product acceptance exist, fees from the agreement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

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

The Company's investments are comprised of money market funds. At March 31, 2010 and 2009, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments were (in thousands):

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2010	Costs	Loss	Fair Value
Money market funds	$16,733	$-	$16,733
Total available-for-sale investments	$16,733	$-	$16,733

Reported as (in thousands):
Cash and cash equivalents			$16,733
Total			$16,733

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2009	Costs	Loss	Fair Value
Money market funds	$15,466	$-	$15,466
Total available-for-sale investments	$15,466	$-	$15,466

Reported as (in thousands):
Cash and cash equivalents			$15,466
Total			$15,466

ACCOUNTS RECEIVABLE ALLOWANCE

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers.  Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the current replacement cost or market is below the carrying value due to obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. Inventory at March 31, 2010 and 2009 was comprised of the following:

	March 31,
	2010	2009
	(in thousands)
Work-in-process	$1,701	$1,695
Finished goods	473	602
	$2,174	$2,297

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2010 and 2009 was comprised of the following:

	March 31,
	2010	2009
	(in thousands)
Machinery and computer equipment	$4,619	$4,413
Furniture and fixtures	261	167
Licensed software	1,935	1,628
Leasehold improvements	253	300
	7,068	6,508
Less: accumulated depreciation and amortization	(5,197)	(5,023)
	$1,871	$1,485

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

ACQUIRED PRODUCT RIGHTS

On April 29, 2009, the Company resolved a patent litigation matter with Web Telephony by entering into a license and settlement agreement that resolved all legal claims between the companies. As part of the settlement, the Company agreed to pay eight quarterly payments totaling $800,000 over the next two years between April 2009 and December 2010. Under the transaction, the Company expensed $339,000 of the patent settlement costs during the year ended March 31, 2009 that were related to benefits received by the Company in and during the periods prior to fiscal year 2009. The remaining license amount was recorded as other long term assets as of March 31, 2009 and is being amortized to cost of service revenues in the Consolidated Statements of Operations over the remaining life of the primary patent, which expires in September 2017. See also Note 3, Commitments and Contingencies, Legal Proceedings.

WARRANTY EXPENSE

The Company accrues for estimated product warranty cost upon revenue recognition. Accruals for product warranties are calculated based on the Company's historical warranty experience adjusted for any specific requirements.

WARRANT LIABILITY

The Company accounts for its warrants in accordance with ASC 480-10 (formerly Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock"), which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Certain of the Company's warrants require settlement in shares and are accounted for as permanent equity. The Company has two investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, which may not be within the control of the Company that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including the Company's stock price, expected stock price volatility and contractual term.

The amount the Company records as a liability under ASC 480-10 is not, nor does the Company intend for it to be an admission or stipulation of the amount that the Company would owe or be obligated to pay the warrant holder in the event of an actual breach by the Company of the warrant terms. In fact, the Company has made no determination of the amount of liability, if any, that the Company would owe to the warrant holder in the event of such a breach.

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Research and development costs are charged to operations as incurred. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with ASC 350-40 (formerly American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"), the Company capitalizes purchase and implementation costs of internal use software. In accordance with ASC 350-40, during fiscal 2010, 2009 and 2008, the Company capitalized $0, $0, and $0, respectively.

SALE OF PATENTS

In the third quarter of fiscal 2008, the Company completed the sale of two of its patents for $1.2 million. The proceeds from the sale of the two patents are included in other income, net. The Company has retained a worldwide, royalty-free nonexclusive, non-sublicensable, non-transferable right and license to use the technology covered by these patents for all of its current and future products. The Company has no ongoing obligations associated with this transaction.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $5,022,000, $7,297,000 and $6,989,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

SUBSCRIBER ACQUISITION COSTS

Subscriber acquisition costs are expensed as incurred and include the advertising, marketing, promotions, commissions, rebates and equipment subsidy costs associated with the Company's efforts to acquire new subscribers.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $69,000, $150,000 and $44,000 as of March 31, 2010, 2009 and 2008, respectively. At March 31, 2010, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit-worthy. The Company has not experienced any material losses relating to its investment instruments. However, in February 2008, two auction rate securities held by the Company failed to auction due to sell orders exceeding buy orders. In March 2008, the Company sold its remaining two auction rate securities for less than par value, which resulted in a loss of $180,000.

The Company sells its products to consumers and distributors and OEMs. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For the year ended March 31, 2010, the Company wrote-off one customer for approximately $0.3 million of which $0.3 million was fully reserved as of March 31, 2009. For year ended March 31, 2009 and 2008, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2010, one customer accounted for 12% of accounts receivable. At March 31, 2009, one customer accounted for 32% of accounts receivable.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan and the 2006 Stock Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan ("Purchase Plan") under the provisions of ASC 718 - Stock Compensation (formerly Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment"). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company has elected to adopt the modified prospective transition method as provided by ASC 718 and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

To value option grants and stock purchase rights under the Purchase Plan for actual and pro forma stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2010, 2009 and 2008, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2010, 2009 and 2008 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on ASC 718 (formerly SFAS No. 123) criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on ASC 718 (formerly SFAS No. 123(R)) criteria. In conjunction with the adoption of ASC 718 (formerly SFAS No. 123(R)), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in fiscal 2010, 2009 and 2008 includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On January 27, 2009, when the share price of the Company's stock closed at $0.55 per share, the Company's board of directors approved the acceleration of unvested stock options to purchase 3,902,186 shares of common stock. 1,737,509 of these shares are subject to options held by the Company's executive officers and directors. These options of the Company's executive officers and directors, taken as a whole, have a weighted average exercise price of $1.06 per share and range from $0.63 to $1.79 per share, and a weighted average remaining vesting term of 2.85 years. Approximately $1.1 million of the $2.4 million stock-based compensation charge in the fourth quarter of 2009 applies to the options held by the Company's executive officers and directors.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the years ended March 31, 2010, 2009 and 2008 that was recorded as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Cost of service revenues	$20	$216	$33
Cost of product revenues	-	47	18
Research and development	63	542	255
Selling, general and administrative	121	2,490	966
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	204	3,295	1,272
Tax benefit	-	-	-
Stock based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$204	$3,295	$1,272

ASC 718 requires the Company to calculate the additional paid in capital pool ("APIC Pool") available to absorb tax deficiencies recognized subsequent to adopting ASC 718, as if the Company had adopted ASC 718 at its effective date of January 1, 1995. There are two allowable methods to calculate the Company's APIC Pool: (1) the long form method as set forth in ASC 718 (formerly SFAS No. 123(R)) and (2) the short form method as set forth in ASC 718 (formerly FASB Staff Position No. 123(R)-3). The Company has elected to use the long form method under which the Company tracks each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of ASC 718, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. The Company uses the "with and without" approach as described in ASC 718 (formerly Emerging Issue Task Force ("EITF") Topic No. D-32), in determining the order in which its tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of the Company have been considered in the annual tax accrual computation. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing the Company's research and development tax and as such, the Company recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued an amendment to ASC 855 - Subsequent Events (formerly SFAS No. 165, "Subsequent Events"). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's consolidated results of operation and financial condition.

In July 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-1, "Topic 105 - Generally Accepted Accounting Principles," ("ASU 2009-1") which amended ASC 105, "Generally Accepted Accounting Principles," to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of ASU 2009-1 did not have a material impact on the Company's consolidated results of operation and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements that Include Software Elements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-14"). ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In January 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-2 ("ASU 2010-2"), "Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements". Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of ASU 2010-2 did not have a material effect on the Company's consolidated results of operation and financial condition.

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, "Fair Value Measurements" that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company will adopt this pronouncement in the third quarter of fiscal 2011 and do not expect the adoption of ASU 2010-06 will have a material impact on the Company's consolidated results of operation and financial condition.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated results of operation and financial condition.

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

	Years Ended March 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Numerator:
Net income (loss) available to common stockholders	$3,879	$(2,500)	$30

Denominator:
Common shares	62,861	62,317	61,897

Denominator for basic calculation	62,861	62,317	61,897
Employee stock options	318	-	133
Employee stock purchase plan	-	-	36
Employee restricted purchase rights	83	-	-
Warrants	-	-	46
Denominator for diluted calculation	63,262	62,317	62,112

Net income (loss) per share
Basic	$0.06	$(0.04)	$0.00
Diluted	$0.06	$(0.04)	$0.00

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Years Ended March 31,
	2010	2009	2008
Common stock options	8,403	10,736	9,038
Stock purchase rights	1	100	-
Warrants	1,786	5,445	7,838
	10,190	16,281	16,876

2. INCOME TAXES

For the year ended March 31, 2010 and 2009, the Company recorded a provision for income taxes of $3,000 and $45,000, respectively, which was attributable to state tax in several states and foreign tax, offset by federal refund in lieu of bonus depreciation (in accordance with the Economic Stimulus Act of 2010). There was no income tax provision for the year ended March 31, 2008.The components of the consolidated provision for income taxes for fiscal 2010 and 2009 consisted of the following (in thousands):

	March 31,
Current:	2010	2009	2008
Federal	$(77)	$(72)	$-
State	70	64	-
Foreign	10	53	-
	$3	$45	$-

The Company's income (loss) before income taxes included $38,000, $38,000 and $29,000 of foreign subsidiary income for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
	2010	2009
Research and development credit carryforwards	$2,517	$3,510
Net operating loss carryforwards	57,714	57,568
Inventory valuation	95	298
Reserves and allowances	1,817	2,194
Fixed assets and intangibles	6,548	7,783
	68,691	71,353
Valuation allowance	(68,691)	(71,353)
Total	$-	$-

Because of uncertainties regarding the realization of deferred tax assets, management has applied a full valuation allowance as of March 31, 2010 and 2009.

At March 31, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $154.0 million and $90.3 million, respectively, which expire at various dates beginning in 2011 and continuing through 2030. The net operating loss carryforwards include approximately $10.0 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2010, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.7 million and $2.9 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2011 and continuing through 2030, while the California credits will carry forward indefinitely. Under applicable tax laws, the amount of and benefits from net operating losses and credits that can be carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating loss carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Tax provision (benefit) at statutory rate	$1,320	$(835)	$12
State income taxes (benefit) before valuation
allowance, net of federal effect	298	20	(67)
Research and development credits	(112)	(100)	(52)
Change in valuation allowance	(1,536)	395	519
Income from change in fair value of warrant liability	50	(107)	(728)
Compensation/option differences	(20)	(5)	(9)
Non-deductible compensation	51	674	307
Other	(48)	3	18
	$3	$45	$-

Effective April 1, 2007, the Company adopted the provisions of ASC 740 (formerly Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109"), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. As a result of the implementation of ASC 740, the Company recognized no material adjustment to the April 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Unrecognized Tax Benefits
	2010	2009	2008
Balance at beginning of year	$2,206	$2,122	$2,044
Gross increases - tax position in prior period	-	-	-
Gross decreases - tax position in prior period	(586)	(27)	-
Gross increases - tax positions related to the current year	123	111	78
Settlements	-	-	-
Lapse of statue of limitations	-	-	-
Balance at end of year	$1,743	$2,206	$2,122

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.7 million, but any affect would have been fully offset by the application of the valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized, they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined that its deferred tax assets are more likely than not realizable. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1995 through fiscal 2010 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the fiscal year 2007 through 2010 tax years remain subject to examination by their respective tax authorities.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2010 and 2009, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, during the years ended March 31, 2010, 2009 and 2008 were as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Balance at beginning of year	$328	$314	$323
Accruals for warranties	446	366	297
Payments	(404)	(352)	(306)
Changes in estimates	(39)	-	-
Balance at end of year	$331	$328	$314

Standby letter of credit

At March 31, 2009, the Company had certain restricted deposits totaling $100,000 which were recorded in the other assets line item on the consolidated balance sheets. This deposit was made in order to obtain a standby letter of credit in accordance with certain contractual obligations, and is collateralized by a cash deposit at the Company's bank.

Leases

The Company leases its primary facility in Sunnyvale, California under an operating lease agreement that expires in August 2012. The facility leases include rent escalation clauses, and require the Company to pay utilities and normal maintenance costs. At March 31, 2010, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

Year Ending March 31,
2011	$594
2012	657
2013	284
Total minimum payments	$1,535

Rent expense for the years ended March 31, 2010, 2009 and 2008 was $632,000, $494,000 and $486,000, respectively.

Capital Leases

In March 2007 and August 2009, the Company entered into a series of non-cancelable capital lease agreements for office equipment bearing interest at various rates. At March 31, 2010, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
2011	$41
2012	40
2013	7
Total minimum payments	88
Less: Amount representing interest	(6)
82
Less: Short-term portion of capital lease obligations	(38)
Long-term portion of capital lease obligations	$44

Capital leases included in office equipment were $156,000 at March 31, 2010. Total accumulated amortization was $77,000 at March 31, 2010. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000 effective April 1, 2010. The agreement requires a 150-day notice to terminate. At March 31, 2010, the total remaining obligation under the contract was $2.2 million.

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

On January 27, 2010, the Company was named a defendant in a lawsuit, Nikki Meierdiercks et al. v. 8x8, Inc., filed by three former employees in Santa Clara County Superior Court as a putative class action seeking damages and various penalties under the California Labor Code for alleged unpaid overtime, meal breaks, rest breaks and alleged late wage payments and unreimbursed business expenses. The Plaintiffs' filed a First Amended Complaint on April 29, 2010 and the Company filed its Answer to the First Amended Complaint on May 26, 2010. The Company has factual and legal defenses to these claims and is presenting a vigorous defense. Plaintiffs have not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation.

In April 2009, the Company entered into a license and settlement agreement with a patent holder. The agreement requires the Company to pay eight quarterly payments over the next two years. At March 31, 2010, future minimum annual payments under the license and settlement agreement were as follows (in thousands):

Year ending March 31:
2011	$250
Total minimum payments	250
Less: Amount representing interest	(5)
245
Less: Short-term portion of license fee	(245)
Long-term portion of license fee obligation	$-

State and Municipal Taxes

For a period of time, the Company did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges ("Taxes") on the charges to the Company's customers for its services, although the Company historically complied with the California sales tax and financial contributions to the 9-1-1 system and Universal Service Fund. The Company has received inquiries or demands from a number of state and municipal taxing agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although the Company has consistently maintained that these Taxes do not apply to its service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and, in response to these statutory changes, the Company has begun collecting and remitting Taxes in those states. Some of these Taxes could apply to the Company retroactively, and three states currently are conducting Tax audits of the Company's records. The Company has accrued a tax liability of $0.1 million at March 31, 2010 as its current estimate of the potential tax exposure for any retroactive Tax assessment by numerous states and municipalities.

Regulatory

VoIP communication services, like ours are subject to less regulation at the federal level than traditional telecommunication services and states are preempted from regulating such services. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC, and state regulatory agencies. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony which would include the services we offer. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations.

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

Option and Stock Purchase Right Activity

Stock Purchase Right Activity since March 31, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2008	-	$-
Granted	100,000	0.57
Vested	-	-
Forfeited	-	-
Balance at March 31, 2009	100,000	0.57
Granted	331,464	0.74
Vested	(77,744)	0.68
Forfeited	-	-
Balance at March 31, 2010	353,720	$0.71	3.26

Option activity under the Company's stock option plans since March 31, 2007, is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2007	5,926,459	8,929,978	$2.17
Granted - Options	(2,299,000)	2,299,000	1.26
Exercised	-	(22,208)	0.90
Canceled/Forfeited	905,706	(905,706)	1.80
Termination of plans	(598,040)	-
Balance at March 31, 2008	3,935,125	10,301,064	2.00
Granted - Options	(1,855,500)	1,855,500	0.84
Stock purchase rights	(100,000)	-	0.57
Exercised	-	(89,300)	0.37
Canceled/Forfeited	1,330,985	(1,330,985)	1.72
Termination of plans	(894,735)	-
Balance at March 31, 2009	2,415,875	10,736,279	1.85
Stock purchase rights	(331,464)	-	0.74
Exercised	-	(195,500)	0.73
Canceled/Forfeited	1,273,376	(1,273,376)	1.68
Termination of plans	(488,376)	-
Balance at March 31, 2010	2,869,411	9,267,403	$1.90

Significant option groups outstanding at March 31, 2010 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.18	2,041,762	$0.91	6.8	$1,094	2,041,762	$0.91	$1,094
$ 1.19 to $ 1.32	2,116,500	$1.27	6.9	383	2,116,500	$1.27	383
$ 1.33 to $ 1.72	1,866,710	$1.58	5.1	12	1,866,710	$1.58	12
$ 1.73 to $2.31	1,987,431	$1.89	2.7	-	1,987,431	$1.89	-
$2.32 to $14.94	1,255,000	$5.03	2.0	-	1,255,000	$5.03	-
	9,267,403			$1,489	9,267,403		$1,489

The Company recognized stock compensation expense in fiscal 2010, 2009 and 2008 of $204,000, $3,295,000 and $1,272,000, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2010 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2010.

The total intrinsic value of options exercised in the years ended March 31, 2010, 2009 and 2008 were $70,000, $49,000 and $9,000, respectively. As of March 31, 2010, there was $249,000 of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.26 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the years ended March 31, 2010, 2009 and 2008 were $0.4 million, $0.3 million and $0.3 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2010 was $0.

The Company did not recognize and does not expect to recognize in the near future any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan (the Purchase Plan) was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Purchase Plan in 2003 and reactivated the Plan in fiscal 2005. Under the Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2010, 2009 and 2008, 499,969, 424,470 and 273,229 shares, respectively, were issued under the Purchase Plan. In May 2006, the Board approved a ten-year extension of the Purchase Plan so that it would be effective until 2017. Stockholders approved a ten-year extension of the Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Purchase Plan is effective until 2017.

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

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2010	2009	2008
Expected volatility	-	79%	79%
Expected dividend yield	-	-	-
Risk-free interest rate	-	1.4% to 3.2%	2.2% to 4.8%
Weighted average expected option term	-	4.6 years	3.4 years
Weighted average fair value of options granted	$-	$0.52	$0.71

The estimated fair value of stock purchase rights granted under the Purchase Plan were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2010	2009	2008
Expected volatility	84%	68%	54%
Expected dividend yield	-	-	-
Risk-free interest rate	0.30%	0.87%	3.83%
Weighted average expected rights term	0.79 years	0.81 years	0.75 years
Weighted average fair value of rights granted	$0.40	$0.28	$0.44

STOCK REPURCHASES

In July 2009, the Company's board of directors authorized the Company to purchase up to $2.0 million of its common stock from time to time until July 28, 2010 (the "Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at March 31, 2010 is $1.8 million. The activity under the Repurchase Plan for the fiscal year ended March 31, 2010 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased

Repurchase of common stock	282,376	$0.75	$211,741

Balance at March 31, 2010	282,376	$0.75	$211,741

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

5. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the Savings Plan) covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contribution was made in fiscal 2006. On January 1, 2007, the Company reactivated the employer matching contribution. The employee matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The employee matching expense in 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.1 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

6. SEGMENT REPORTING

ASC 280 "Segment Reporting (formerly SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has only one reportable segment.

The following table presents net revenues by groupings of similar products (in thousands).

	Years Ended March 31,
	2010	2009	2008
8x8 service, equipment and other	$63,315	$64,601	$60,891
Technology licensing and related software	81	73	755
Total revenues	$63,396	$64,674	$61,646

Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2010, 2009 and 2008.

The majority of the Company's property and equipment was located in the United States. The following table illustrates property and equipment by country (in thousands):

	March 31,
	2010	2009
United States	$1,861	$1,482
France	10	3
	$1,871	$1,485

No customer represented more than 10% of the Company's total revenues in fiscal 2010, 2009 or 2008.

7. SUBSEQUENT EVENTS

In April 2010, the Company sold its wholly-owned French research and development subsidiary, 8x8 Europe, SARL, to Stonyfish, a privately-held company in Los Altos, California. 8x8 also invested $250,000 cash in the new venture and granted a non-exclusive license to certain 8x8 technology. 8x8 will own 17% of Stonyfish following its initial round of external fundraising.

On May 1, 2010, the Company, entered into an agreement with Central Host, Inc. and Andrew Schwabecher pursuant to which the Company acquired this provider of managed hosting services from its sole shareholder, Schwabecher. Under the terms of the Agreement, the Company closed the acquisition on May 1, 2010 and paid $1,000,000 in cash and issued 432,276 shares of its common stock, at an average price of $1.388 per share and calculated based on the trailing 5-day average closing price of 8x8 common stock on the NASDAQ Exchange as of the Effective Date of the transaction, to Schwabecher in exchange for 100% of the outstanding shares of capital stock of Central Host, Inc. The shares of the Company's common stock were not registered for sale and were issued pursuant to an exemption from the registration requirements under section 5 of the Securities Act of 1933, as amended, provided by section 4(2) thereof.

The shares are subject to a lock-up restriction that prohibits any sale or transfer before May 1, 2011, after which Schwabecher may sell up to 50% of the shares. If Schwabecher remains continuously employed by the Company until May 1, 2012, he may sell the remaining 50% of the shares thereafter, or, if his employment with the Company ceases before then, he may sell the remaining shares after May 1, 2013.

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

		Additions
	Balance	Charged to
	at	Costs,		Balance
	Beginning	Expenses		at End
Description	of Year	and Other	Deductions	of Year
Year ended March 31, 2008:
Allowance for doubtful accounts	$54	$142	$135	$61
Valuation allowance for deferred tax assets	73,173	-	1,087	72,086
Year ended March 31, 2009:
Allowance for doubtful accounts	61	338	97	302
Valuation allowance for deferred tax assets	72,086	-	733	71,353
Year ended March 31, 2010:
Allowance for doubtful accounts	302	-	266	36
Valuation allowance for deferred tax assets	71,353	-	2,662	68,691

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2009	2009	2009	2009	2008	2008	2008
Service revenues	$14,588	$14,737	$14,838	$14,520	$14,198	$14,366	$14,903	$15,019
Product revenues	1,279	1,207	1,189	1,038	1,567	1,837	1,522	1,262
Total revenues	15,867	15,944	16,027	15,558	15,765	16,203	16,425	16,281
Operating expenses:
Cost of service revenues	3,309	3,254	3,535	3,501	4,179	3,699	4,022	3,814
Cost of product revenues	1,825	1,925	1,686	1,821	2,349	1,681	1,673	1,432
Research and development	1,308	1,239	1,265	1,237	1,538	1,183	1,299	1,192
Selling, general, and
administrative	8,536	8,251	8,156	8,573	11,700	9,562	9,667	8,751
Total operating expenses	14,978	14,669	14,642	15,132	19,766	16,125	16,661	15,189
Income (loss) from operations	889	1,275	1,385	426	(4,001)	78	(236)	1,092
Other income (loss), net	3	7	31	12	32	74	107	85
Income (loss) on change in fair
value of warrant liability	216	(265)	(90)	(7)	(11)	66	190	69
Income (loss) before provision
for income taxes	1,108	1,017	1,326	431	(3,980)	218	61	1,246
Provision (benefit) for
income taxes	(7)	3	(10)	17	(68)	38	17	58
Net income (loss)	$1,115	$1,014	$1,336	$414	$(3,912)	$180	$44	$1,188

Net income (loss) per share:
Basic	$0.02	$0.02	$0.02	$0.01	$(0.06)	$0.00	$0.00	$0.02
Diluted	$0.02	$0.02	$0.02	$0.01	$(0.06)	$0.00	$0.00	$0.02
Shares used in per share calculations:
Basic	63,064	62,852	62,774	62,688	62,568	62,332	62,278	62,096
Diluted	63,992	63,393	62,873	62,766	62,568	62,394	62,361	62,192

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2010. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Moss Adams LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting which appears in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders (the 2010 Proxy Statement) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about August 31, 2010, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about August 31, 2010, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about August 31, 2010, which information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about August 31, 2010, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on or about August 31, 2010, which information is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 26, 2010.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	May 26, 2010
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer, President and Secretary (Principal Financial and Accounting Officer)	May 26, 2010
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 26, 2010
/s/ JOE PARKINSON Joe Parkinson	Director	May 26, 2010
/s/ DONN WILSON Donn Wilson	Director	May 26, 2010

8X8, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (a)	Form of Restated Certificate of Incorporation of Registrant.
3.1.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated August 15, 2000.
3.1.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated July 16, 2001
3.2 (d)	Bylaws of Registrant.
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

4.17 (l)	Amendment to June 21, 2004, Common Stock Purchase Warrant dated August 29, 2007.
4.18 (m)	Amendment to September 30, 2004, Common Stock Purchase Warrant dated August 29, 2007.
10.1 (a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2 (a)*	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (n)*	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (o)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (p)*	1996 Director Option Plan, as amended. and Form of Director Option Agreement.
10.5.1 (q)*	Form of Director Option Agreement for 1996 Director Option Plan.
10.6 (r)*	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (s)*	2006 Stock Plan, as amended.
10.8 (t)	Sublease dated September 29, 2004, between the Registrant and SafeNet, Inc.
10.9 (u)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan.
10.10 (v)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan.
10.11 (w)	Lease dated May 1, 2009, between the Registrant and SILICON VALLEY CA-I, LLC.
10.12	Acquisition Agreement between 8x8, Inc., Central Host, Inc. and Andrew Schwabecher. PDF provided as courtesy
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
23.2	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24.1	Power of Attorney (included on page 71).
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

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

(o) Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137-599).

(p) Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).

(q) Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).

(r) Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed July 17, 2000 (File No. 333-41594).

(s) Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).

(t) Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K filed October 5, 2004 (File No. 000-21783).

(u) Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).

(v) Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).

(w) Incorporated by reference to exhibit 10.11 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).