Form 10-Q
period 2010-06-30
8X8 INC /DE/
filed 2010-08-02
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

      The number of shares of the Registrant's Common Stock outstanding as of July 28, 2010 was 63,559,234.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,092	$18,056
Accounts receivable, net	680	554
Inventory	2,021	2,174
Deferred cost of goods sold	124	107
Other current assets	651	558
Total current assets	21,568	21,449
Property and equipment, net	2,212	1,871
Intangible assets, net	1,501	-
Other assets	724	392
Total assets	$26,005	$23,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,210	$3,780
Accrued compensation	1,634	1,444
Accrued warranty	356	331
Accrued taxes	2,049	1,804
Deferred revenue	1,057	1,310
Other accrued liabilities	697	1,465
Total current liabilities	11,003	10,134

Other liabilities	108	111
Fair value of warrant liability	9	167
Total liabilities	11,120	10,412

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	63	63
Additional paid-in capital	212,644	212,077
Accumulated deficit	(197,822)	(198,840)
Total stockholders' equity	14,885	13,300
Total liabilities and stockholders' equity	$26,005	$23,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2010	2009
Service revenues	$15,363	$14,520
Product revenues	1,471	1,038
Total revenues	16,834	15,558

Operating expenses:
Cost of service revenues	3,382	3,501
Cost of product revenues	2,026	1,821
Research and development	1,226	1,237
Selling, general and administrative	9,358	8,573
Total operating expenses	15,992	15,132
Income from operations	842	426
Other income, net	22	12
Income (loss) on change in fair value of warrant liability	158	(7)
Income before provision for income taxes	1,022	431
Provision for income taxes	4	17
Net income	$1,018	$414

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average number of shares:
Basic	63,438	62,688
Diluted	64,605	62,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,018	$414
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	273	287
Stock compensation	73	43
Change in fair value of warrant liability	(158)	6
Other	29	(91)
Changes in assets and liabilities
Accounts receivable, net	(147)	(40)
Inventory	143	(163)
Other current and noncurrent assets	(30)	(1)
Deferred cost of goods sold	(17)	83
Accounts payable	1,464	480
Accrued compensation	190	67
Accrued warranty	25	45
Accrued taxes & fees	245	(148)
Deferred revenue	(253)	(764)
Other current and noncurrent liabilities	(762)	(885)
Net cash provided by (used in) operating activities	2,093	(667)

Cash flows from investing activities:
Purchases of property and equipment	(629)	(219)
Purchase of strategic investment	(315)	-
Acquisition of Central Host, Inc., net of cash acquired	(998)	-
Net cash used in investing activities	(1,942)	(219)

Cash flows from financing activities:
Capital lease payments	(9)	(9)
Repurchase of common stock	(120)	-
Proceeds from issuance of common stock under employee stock plans	14	4
Net cash used in financing activities	(115)	(5)
Net increase (decrease) in cash and cash equivalents	36	(891)

Cash and cash equivalents at the beginning of the period	18,056	16,376
Cash and cash equivalents at the end of the period	$18,092	$15,485

Supplemental cash flow information
Issuance of common stock in connection with acquisition of Central Host, Inc.	600	-
Acquisition of net assets in connection with acquisition of Central Host, Inc.	80	-
Transfer of net assets in purchase of strategic investment	41	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting and cloud-based computing services. The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company offers the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand. As of June 30, 2010, the Company had more than 21,000 business customers. Each business customer subscribes to a number of various lines and services ( e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The 8x8 voice and video broadband phone service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a regular direct-dial phone number from any of the rate centers offered by the service and then use an existing telephone to make and receive calls over a standard broadband Internet connection.

The 8x8 Virtual Office suite of business phone services offers small and medium-sized businesses feature-rich, HD (high definition) audio-enhanced communications services that eliminate the need for traditional telecommunications services and business phone systems. The 8x8 Virtual Office solution essentially replaces an on-premise PBX (private branch exchange) telephone system with a hosted, Internet-based business phone service that is delivered over a managed or unmanaged Internet connection. We sell pre-programmed IP telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional Virtual Office features through on-screen phone menus. The 8x8 Virtual Office Pro unified communications solution, introduced in January 2010, bundles the 8x8 Virtual Office hosted PBX phone service with essential businesses communications services such as web conferencing, call recording and archiving, Internet fax, chat, voicemail and presence management and a mobile iPhone extension in a competitively priced offering. 8x8 Virtual Office Pro takes the functionality of an already powerful hosted PBX phone service to a superior feature set with high fidelity HD voice, remote accessibility via any web browser or smart phone, and integration with vital phone management and collaboration tools. All of the Company's services are sold on a subscription basis at price points that are disruptive to legacy solutions because they are implemented in 8x8 software that is running on servers in leased data center space that are monitored and managed by the Company.

The 8x8 Managed Hosting and Cloud-Based Computing solutions enable business customers to reduce costs and gain performance and reliability advantages by eliminating in-house ownership of server equipment and costly information technology (IT) systems management staff. Subscribers to these services use 8x8 servers and other hardware that are monitored and managed by the Company, just like the servers that host 8x8's communications software.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ending March 31, 2011).

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2010. In the opinion of the Company's management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2010 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and do not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2010 and notes thereto included in the Company's fiscal 2010 Annual Report on Form 10-K.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying IP phone equipment constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, the Company allocates 8x8 revenue from new subscriptions, including activation fees, between the IP phone equipment and subscriber services. Revenue allocated to the IP phone equipment is recognized as product revenue during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenue is recognized when the related services are provided.

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

Warrant Liability

The Company accounts for its warrants in accordance with ASC 480-10 which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. The Company has two investor warrants that are classified as liabilities because they include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 - Stock Compensation which establishes standards for the accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three months ended June 30, 2010 included the unvested portion of stock-based awards granted subsequent to January 29, 2009. Stock-based awards granted in periods subsequent to April 1, 2006 were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based Compensation Plans

The Company has several stock-based compensation plans (the "Plans") that are described in Note 4 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company, under its various equity plans, grants stock-based awards for shares of common stock to employees, non-employee directors and consultants.

As of June 30, 2010, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan was cancelled by the Board, but there are still options outstanding under these plans. Options generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

The Company has reserved a total of 7,000,000 shares of common stock for issuance under its 2006 Stock Plan (the "2006 Plan") of which 6,685,602 shares remain available for issuance as of June 30, 2010.  The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to our eligible employees, non-employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock-based awards, nonstatutory stock options and stock purchase rights.  The stock option price of incentive stock options granted and stock purchase rights may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the board of directors. Options and stock purchase rights generally vest over four years and expire ten years after grant.  The 2006 Plan expires in May 2016.

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2010 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2010	353,720	$0.71
Granted	5,000	1.21
Vested	(28,529)	0.70
Forfeited	-	-
Balance at June 30, 2010	330,191	$0.72	3.03

Option Activity

Option activity since March 31, 2010 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2010	2,869,411	9,267,403	$1.90
Granted	(5,000)	-	-
Exercised	-	(17,000)	0.83
Canceled/forfeited	142,500	(142,500)	11.76
Termination of plans	(131,000)	-	-
Balance at June 30, 2010	2,875,911	9,107,903	$1.74

The following table summarizes the stock options outstanding and exercisable at June 30, 2010:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.18	2,029,762	$0.92	6.58	$678,559	2,029,762	$0.92	$678,559
$1.19 - $1.28	1,827,000	$1.26	6.85	1,915	1,827,000	$1.26	1,915
$1.29 - $1.72	2,139,710	$1.55	4.87	-	2,139,710	$1.55	-
$1.73 - $2.15	1,821,681	$1.85	2.58	-	1,821,681	$1.85	-
$2.16 - $11.75	1,289,750	$3.91	1.86	-	1,289,750	$3.91	-
	9,107,903			$680,474	9,107,903		$680,474

Stock-based Compensation Expense

As of June 30, 2010, there was $0.2 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.03 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three month periods ended June 30, 2010 and 2009, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

In accordance with SFAS 123(R), the Company recorded $19,000 and $4,000 in compensation expense relative to stock- based awards for the three months ended June 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of a six month purchase period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $54,000 and $39,000 for the three months ended June 30, 2010 and 2009, respectively, in accordance with SFAS 123(R).

The adoption of SFAS 123(R) did not impact the Company's methodology to estimate the fair value of share-based payment awards under the Company's Employee Stock Purchase Plan. The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2010	2009
Expected volatility	84%	68%
Expected dividend yield	-	-
Risk-free interest rate	0.30%	0.87%
Weighted average expected option term	0.79 years	0.81 years
Weighted average fair value of options granted	$0.40	$0.28

As of June 30, 2010, there was $44,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended June 30, 2010 and 2009 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three months ended June 30, 2010 and 2009 which was recorded as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Cost of service revenues	$9	$5
Cost of product revenues	-	-
Research and development	22	14
Selling, general and administrative	42	24
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	73	43

Tax benefit	-	-
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax	$73	$43

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The revised guidance primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of ASU 2009-13 did not have a material impact on the Company's consolidated results of operation and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements that Include Software Elements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-14"). ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of ASU 2009-14 did not have a material impact on the Company's consolidated results of operation and financial condition.

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, "Fair Value Measurements" that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company will adopt this pronouncement in the third quarter of fiscal 2011 and does not expect the adoption of ASU 2010-06 will have a material impact on the Company's consolidated results of operation and financial condition.

3. BALANCE SHEET DETAIL
	June 30,	March 31,
	2010	2010
Inventory (in thousands):
Work-in-process	$1,622	$1,701
Finished goods	399	473
	$2,021	$2,174

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

	Three Months Ended
	June 30,
	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,018	$414

Denominator:
Common shares	63,438	62,688

Denominator for basic calculation	63,438	62,688
Employee stock options	1,034	78
Stock purchase rights	115	-
Employee stock purchase plan	18	-
Warrants	-	-
Denominator for diluted calculation	64,605	62,766

Net income per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Common stock options	5,010	9,872
Warrants	1,786	3,374
	6,796	13,246

5. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to unrealized losses on investments classified as available-for-sale. Comprehensive income for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net income, as reported	$1,018	$414
Unrealized loss on investments in securities	-	-
Comprehensive income	$1,018	$414

6. SEGMENT REPORTING

ASC 280 - Segment Reporting establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. Revenue for this segment is presented by groupings of similar products and services (in thousands) in the following table:

	Three Months Ended
	June 30,
	2010	2009
8x8 service, equipment and other	$16,829	$15,533
Technology licensing and related software	5	25
Total revenues	$16,834	$15,558

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2010 or 2009. Revenues from customers outside the United States were not material for the three months ended June 30, 2010 or 2009.

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

The Company accounts for the uncertainty in income taxes under the provisions of ASC 740 - Income Taxes which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations.

At March 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million, but any effect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the three-month period ended June 30, 2010 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2010 may be subject to examination by the Internal Revenue Service, California and various other states. The Company extended the filing date of the 2010 federal tax return and all state income tax returns. As of July 28, 2010, these returns had not yet been filed. In addition, as of June 30, 2010, there were no active federal, state or local income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2005 to 2010.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three months ended June 30, 2010 and 2009, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of income, during the three months ended June 30, 2009 were as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$331	$328
Accruals for warranties	144	149
Settlements	(119)	(104)
Balance at end of period	$356	$373

Leases

In May 2009, the Company entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. The Company has the option to accelerate the termination date of the lease to the 12th, 18th, 24th, or 30th full calendar month of the lease term by providing six months advance notice. In the event the Company exercises this early termination option, the Company would be required to pay a fee to the landlord equal to the unamortized portion of any leasing commission and the unamortized portion of the initial alteration expenses incurred by the landlord as summarized in a current report on Form 8-K filed by the Company with the SEC on May 7, 2009. At June 30, 2010, future minimum annual lease payments under current and new operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2011	$455
2012	657
2013	284
Total minimum payments	$1,396

In each of March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. At June 30, 2010, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2011	$31
2012	40
2013	7
Total minimum payments	78
Less: Amount representing interest	(5)
73
Less: Short-term portion of capital lease obligations	(39)
Long-term portion of capital lease obligations	$34

Capital leases included in office equipment were $156,000 at June 30, 2010. Total accumulated depreciation was $86,000 at June 30, 2010. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of fiscal 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-day notice to terminate. The total remaining obligation under the amended contract is $2.2 million.

Legal Proceedings

From time to time, the Company may become involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company is not currently aware of any such matters that it believes would have a material adverse effect on its financial position, results of operations or cash flows. The Company disclosed all legal proceedings under Part I, Item 3 of its annual report on Form 10-K for the fiscal year ended March 31, 2010, which it filed with the Securities and Exchange Commission on May 27, 2010.

9. STOCK REPURCHASES

In July 2009, the Company's board of directors authorized the Company to purchase up to $2.0 million of its common stock from time to time until July 28, 2010 (the "Repurchase Plan"). On July 27, 2010, the Company's board of directors extended the stock repurchase period from July 28, 2010 to July 27, 2011. Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at June 30, 2010 is approximately $1.7 million. The activity under the Repurchase Plan for the three months ended June 30, 2010 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2010	282,376	$0.75	$211,741
Repurchase of common stock	97,700	1.23	120,061
Balance at June 30, 2010	380,076	$0.87	$331,802

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

10. ACQUISITION

On May 1, 2010, the Company entered into an agreement with Central Host, Inc. pursuant to which the Company acquired this provider of managed hosting services from its sole shareholder. Under the terms of the agreement, the Company paid $1,000,000 in cash and issued 432,276 shares of 8x8 common stock, at an average price of $1.388 per share, to the sole shareholder in exchange for 100% of the outstanding shares of capital stock of Central Host, Inc. The share price was based on the trailing 5-day average closing price of 8x8 common stock on the NASDAQ Exchange as of the Effective Date of the transaction. The shares of the Company's common stock were not registered for sale and were issued pursuant to an exemption from the registration requirements under section 5 of the Securities Act of 1933, as amended, provided by section 4(2) thereof.

The Company recorded a total acquisition price as follows (in thousands):

Cash, net of cash acquired	$998
Issuance of common stock in connection with acquisition	600
Liabilities assumed	96
Total acquisition costs	$1,694

The Company allocated the purchase price of the acquisition to tangible assets and identifiable intangible assets acquired, based on their estimated fair values. The excess of each purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets will be amortized on a straight-line basis.

The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

Net tangible assets	$176
Intangible asset - customer relationship	308
Goodwill	1,210
Total acquisition costs	$1,694

Intangible assets consist of goodwill and customer relationship of $1,518,000. Total accumulated amortization on customer relationship intangible asset was $17,000 at June 30, 2010. Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses.

11. STRATEGIC INVESTMENT

In April 2010, the Company invested $250,000 cash, transferred its wholly-owned French research and development subsidiary, 8x8 Europe SARL, and granted a non-exclusive license to certain 8x8 technology, to Stonyfish, a privately-held company in Los Altos, California in exchange for a 17% interest in Stonyfish following its initial round of external fundraising.

The total investment in Stonyfish is as follows (in thousands):

Cash - 8x8, Inc.	$250
Cash - 8x8 Europe SARL	65
Net tangible assets - 8x8 Europe SARL	41
Total investment	$356

The strategic investment is included in other assets on the condensed consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our voice over Internet protocol, or VoIP, telephony products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Factors that May Affect Future Results." All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2010 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting, and cloud-based computing services. We offer the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, the 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. As of June 30, 2010, we had more than 21,000 business customers. Each business customer subscribes to a number of various lines of service (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.). Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ending March 31, 2011).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. As of June 30, 2010, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Gross business customer additions (1)	2,756	2,875	2,785	2,609	2,907	2,792	2,437	3,324
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,592	1,616	1,331	1,416	1,371	1,245	1,224	1,187
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.5%	2.7%	2.4%	2.7%	2.7%	2.7%	2.9%	3.1%
Total business customers (3)	21,362	20,428	19,407	18,199	17,266	16,013	14,706	13,744

Business customer average monthly service
revenue per customer (4)	$ 208	$ 204	$ 204	$ 201	$ 196	$ 202	$ 208	$ 220

Overall service margin	78%	77%	78%	76%	76%	71%	74%	73%
Overall product margin	-38%	-43%	-59%	-42%	-75%	-50%	9%	-10%
Overall gross margin	68%	68%	68%	67%	66%	59%	67%	65%

Business subscriber acquisition cost per service (5)	$ 109	$ 97	$ 102	$ 90	$ 93	$ 118	$ 141	$ 171
Average number of services subscribed to per
business customer	7.5	7.5	7.3	7.1	6.9	6.6	6.6	6.9
Business customer subscriber acquisition cost (6)	$ 818	$ 723	$ 749	$ 638	$ 638	$ 785	$ 933	$ 1,174

(1)

Includes 1,154 "Find me, Follow me" and 40 8x8 Virtual Office customers acquired in the second quarter of fiscal 2009 from Avtex Solutions, LLC ("Avtex") and 49 hosting customers acquired in the first quarter of fiscal 2011 from Central Host, Inc. ("Central Host").

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

(3)	Business customers are defined as customers paying for service. Customers that are currently in the 30-day trial period are considered to be customers that are paying for service.
(4)

Business customer average monthly service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

(5)

Business subscriber acquisition cost per service is defined as the combined costs of advertising, marketing, promotions, commissions and equipment subsidies for business services sold during the period divided by the number of gross business services added during the period. The addition of 1,154 Avtex customers that migrated to 8x8 in the second fiscal quarter of 2009 but subscribed to "Find me, Follow me" services rather than 8x8 Virtual Office service, and the $79,230 in expense related to the acquisition of these 1,154 customers, is excluded from this calculation. In addition, the expense to acquire the 49 Central Host customers in the first fiscal quarter of 2011 is excluded from this calculation.

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$15,363	$14,520	$843	5.8%
Percentage of total revenues	91.3%	93.3%

Service revenues consist primarily of revenues attributable to the provision of our service and royalties earned under our VoIP technology licenses. We expect that service revenues will continue to comprise nearly all of our revenues for the foreseeable future.

The increase for the first quarter of fiscal 2011 was primarily attributable to the increase in our business customer subscriber base from approximately 17,000 business customers on June 30, 2009, to approximately 21,300 on June 30, 2010.

	June 30,		Dollar	Percent
Product revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,471	$1,038	$433	41.7%
Percentage of total revenues	8.7%	6.7%

Product revenues consist primarily of revenues from sales of IP telephones, attributable to our service. Product revenue for the first quarter of fiscal 2011 increased primarily because of an increase of equipment sales to business customers. No customer represented greater than 10% of our total revenues for the three months ended June 30, 2010 and 2009. Revenues from customers outside the United States were not material for the three months ended June 30, 2010 or 2009.

	June 30,		Dollar	Percent
Cost of service revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,382	$3,501	$(119)	-3.4%
Percentage of service revenues	22.0%	24.1%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three months ended June 30, 2010 decreased $0.1 million over the comparable period in the prior fiscal year primarily due to a $0.3 million reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider with the most favorable pricing. The reduction in pricing by third party network service vendors was partially offset by a $0.1 million increase in payroll and related expenses and a $0.1 million increase in license and fee expenses compared with the first quarter of fiscal 2010.

	June 30,		Dollar	Percent
Cost of product revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,026	$1,821	$205	11.3%
Percentage of product revenues	137.7%	175.4%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the IP phone equipment. The cost of product revenues for the three months ended June 30, 2010 increased by $0.2 million over the comparable period in the prior fiscal year primarily due to an increase in the shipment of equipment to customers. The cost of product revenues as a percentage of product revenues decreased in part due to a decrease in promotional discounts on equipment during the first three months of fiscal 2011.

	June 30,		Dollar	Percent
Research and development	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,226	$1,237	$(11)	-0.9%
Percentage of total revenues	7.3%	8.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred. The decrease in research and development expenses for the first three months of fiscal 2011, compared with the same period in the prior fiscal year, was primarily attributable to a decrease in overall expenses.

	June 30,		Dollar	Percent
Selling, general and administrative	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,358	$8,573	$785	9.2%
Percentage of total revenues	55.6%	55.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the first three months of fiscal 2011 increased over the same quarter in the prior fiscal year primarily because of a $0.6 million increase in advertising, public relations and other marketing and promotional expenses and a $0.5 million increase in payroll and related costs. The increase in expenses was partially offset by a $0.2 million reduction in consulting and outside service expenses and a $0.1 million reduction in third party rep commission expenses.

	June 30,		Dollar	Percent
Other income, net	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$22	$12	$10	83.3%
Percentage of total revenues	0.1%	0.1%

In the first fiscal quarter of 2011, other income, net primarily consisted of interest income earned on our cash and cash equivalents and other income. The increase in other income for the first quarter of fiscal 2011 over the same period in fiscal 2010 was primarily due to higher other income.

Income (loss) on change in fair	June 30,		Dollar	Percent
value of warrant liability	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$158	$(7)	$165	-2357.1%
Percentage of total revenues	0.9%	0.0%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The warrants included a provision that we must deliver freely tradable shares upon exercise of the warrant. Because there are circumstances that may not be within our control that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value with subsequent changes in fair value recorded as a gain or loss. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statements of income. The income on change in fair value of the warrant liability in the first fiscal quarter of 2011 is primarily due to the change in the current expected stock price, volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

	June 30,		Dollar	Percent
Provision for income tax	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$4	$17	$(13)	-76.5%
Percentage of total revenues	0.0%	0.1%

The income tax provision for the first quarter of fiscal 2011and 2010 was primarily due to estimated franchise taxes in several states and estimated foreign subsidiary taxes.

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $18.1 million in cash and cash equivalents.

Net cash provided by operating activities for the three months ended June 30, 2010 was $2.1 million, compared with $0.7 million used by operating activities for the three months ended June 30, 2009. The increase in cash flow was primarily due to an increase in service revenues and a reduction in the discounting of equipment sold in the first quarter of fiscal 2011. Cash used in or provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non- cash expense items such as depreciation and amortization, and the expense associated with stock-based awards.

Net cash used in investing activities was $1.9 million during the three months ended June 30, 2010, compared with $0.2 million used in investing activities for the three months ended June 30, 2009. The increase in cash used in investing activities during the three months ended June 30, 2010 primarily related to the acquisition of Central Host, Inc. in May 2010 ($1.0 million), the purchase of additional equipment ($0.6 million), and the strategic investment in Stonyfish in May 2010 ($0.3 million).

Our financing activities for the three months ended June 30, 2010 consisted primarily of cash used to repurchase shares of common stock under our Repurchase Plan.

Contractual Obligations

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2010 totaled $156,000 with accumulated amortization of $86,000.

On May 1, 2009, we entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. The facility leases include rent escalation clauses and require us to pay utilities and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-day notice to terminate. At June 30, 2010, the total remaining obligation under the contract was $2.2 million.

At June 30, 2010 we had open purchase orders of $1.2 million, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

At June 30, 2010, we had a $9,000 liability related to warrants issued to two investors in an equity financing transaction in fiscal 2006. The warrants expire in December 2010. We account for these warrants as liabilities because of the possibility, however likely or unlikely, that we would be unable to deliver registered shares upon a future exercise of these warrants. The required accounting for a warrant with an assumed "net cash settlement" provision under ASC 480 is to estimate the fair value on the date of issuance and to record a liability equal to that value with subsequent changes in the fair value recorded as income or expense at the end of each reporting period. The amount we record as a liability under ASC 480-10 is not, nor do we intend for it to be, an admission or stipulation of the amount that we would owe or be obligated to pay the warrant holder in the event that we are unable to deliver registered shares to the warrant holder. In fact, we have made no determination of the amount of liability, if any, that we would owe to the warrant holder in the event of such a breach.

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

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Part of this portfolio includes investments in money market accounts.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2011, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2010, which we filed with the Securities and Exchange Commission on May 27, 2010, in addition to the following updated risk factor disclosures.

We may become subject to state regulation for certain service offerings.

Certain states take the position that offerings by VoIP companies, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings. We cannot predict how this issue will be resolved or its impact on our business at this time. Moreover, there is a petition pending with the FCC regarding states' ability to require interconnected VoIP providers, like us, to contribute to state Universal Service Funds. A finding by the FCC allowing states to require interconnected VoIP providers like us to contribute to state USF may also result in states asserting jurisdiction over our services depending on the scope of the FCC's order. Such an occurrence could require us to comply with regulation at the state level increasing our costs. We cannot predict the outcome of this proceeding at this time.

Future legislation or regulation of the Internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. For example, a bill has been introduced to the U.S. House of Representatives that would revise the federal Universal Service Fund. Should new legislation pass concerning this issue, the FCC may obtain new authority to change the manner in which it calculates USF contribution obligations and may also expand the services subject to such contribution obligation.

Regarding regulation, the U.S. Congress, the FCC, state legislatures or state agencies may target , among other things, access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or other regulations based on encryption concerns, or the characteristics and quality of products and services that we may offer. Any new laws or regulations concerning these or other areas of our business could restrict our growth or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

There is risk that a regulatory agency will require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer services to our customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components as we currently have no means to automatically identify the physical location of one of our subscribers on the Internet. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet, or dynamically pinpoint or update the location of our customers' telephony devices. In the United States, the FCC as well as our competitors have made statements in the past suggesting that we should be required to automatically determine the physical location of our customers' equipment as a precondition for offering telecommunications services to them.

There may be risks associated with our ability to comply with funding requirements of the Universal Service Fund, or USF, Telecommunications Relay Service, or TRS, fund, federal regulatory recovery fees and similar state or federal funds, or that our customers will cancel service due to the impact of these price increases to their services.

On June 21, 2006, the FCC expanded the base of Universal Service Fund, or USF, contributions to interconnected VoIP providers. The FCC established a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue. We were allowed to calculate our contribution based on the safe harbor or by preparing a traffic study. We began contributing to the federal USF on October 1, 2006. For a period of at least two quarters beginning October 1, 2006, we were required to contribute to the USF for all subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The FCC order applying USF contributions to interconnected VoIP providers was appealed and on June 1, 2007, the U.S. Court of Appeals for the District of Columbia ruled that the FCC was within its authority when it required interconnected VoIP service providers to contribute to the Universal Service Fund, though it struck down the provision of the order which required pre- approval of traffic studies by the FCC and the provision that required double contributions to the fund for two quarters from our underlying carriers' wholesale charges. We pass through our federal USF fees to our customers like the large majority of interconnected VoIP providers and traditional providers of telecommunications services.

There is also a risk that state Universal Service Funds may attempt to impose state USF contribution obligations and other state and local charges. As of March 31, 2009, we were collecting or remitting state USF in one state. Effective June 1, 2009, we ceased collecting and remitting state USF. At this time, at least three states, Kansas, Nebraska and New Mexico, contend that providers of interconnected VoIP services, like us, should contribute to their USF fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. Subsequently, the Kansas and Nebraska state commissions filed a joint petition with the FCC seeking the ability to assess state USF contribution obligations on VoIP providers, like us, retroactively. We cannot predict the outcome of this proceeding at this time nor its impact on our business at this time.

Similar to federal USF fees, we are allowed to pass state USF fees through to consumers. However, should the FCC rule that states can apply such fees on a retroactive basis, we would likely be unable to recoup such fees from our customers. Accordingly, any finding of retroactive liability would likely reduce our profits. Prospectively, should the FCC allow states to subject companies like us to state USF contribution obligations, we would likely pass through such fees to consumers potentially making our services less competitive with offerings available from traditional providers of telecommunications services. The impact of this price increase on our customers or our inability to recoup our costs or liabilities in remitting federal and state USF contributions, or other factors, could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The activity under the Repurchase Plan for the three months ended June 30, 2010 is summarized as follows:

			Total Number		Approximate Dollar
	Total Number	Average	of Shares Purchased		Value of Shares that
	of Shares	Price Paid	as Part of Publicly		May Yet be Purchased
	Purchased	Per Share	Announced Program		Under the Program

April 1 - April 30, 2010	-	$-	-		$1,788,259

May 1 - May 31, 2010	97,700	1.23	97,700	(1)	1,668,198

June 1 - June 30, 2010	-	-	-		$1,668,198

Total	97,700	$1.23	97,700

(1)

On July 29, 2009, we publicly announced that our board of directors had authorized us to repurchase up to $2.0 million of our common stock from time to time until July 28, 2010 (the "Repurchase Plan"). On July 27, 2010, the Company's board of directors extended the stock repurchase period from July 28, 2010 to July 27, 2011. The repurchases were made through open market purchases at prevailing market prices.

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

Date: July 30, 2010

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)