Form 10-Q
period 2010-09-30
8X8 INC /DE/
filed 2010-10-25
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

      The number of shares of the Registrant's Common Stock outstanding as of October 20, 2010 was 62,530,250.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,875	$18,056
Accounts receivable, net	804	554
Inventory	1,521	2,174
Deferred cost of goods sold	109	107
Other current assets	768	558
Total current assets	21,077	21,449
Property and equipment, net	2,493	1,871
Intangible assets, net	265	-
Goodwill	1,210	-
Other assets	711	392
Total assets	$25,756	$23,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,746	$3,780
Accrued compensation	1,641	1,444
Accrued warranty	380	331
Accrued taxes	2,072	1,804
Deferred revenue	1,513	1,310
Other accrued liabilities	444	1,465
Total current liabilities	10,796	10,134

Other liabilities	97	111
Fair value of warrant liability	-	167
Total liabilities	10,893	10,412

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	62	63
Additional paid-in capital	210,654	212,077
Accumulated deficit	(195,853)	(198,840)
Total stockholders' equity	14,863	13,300
Total liabilities and stockholders' equity	$25,756	$23,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service revenues	$16,071	$14,838	$31,434	$29,358
Product revenues	1,296	1,189	2,767	2,227
Total revenues	17,367	16,027	34,201	31,585

Operating expenses:
Cost of service revenues	3,589	3,535	6,971	7,036
Cost of product revenues	2,031	1,686	4,057	3,507
Research and development	1,271	1,265	2,497	2,502
Selling, general and administrative	8,525	8,156	17,883	16,729
Total operating expenses	15,416	14,642	31,408	29,774
Income from operations	1,951	1,385	2,793	1,811
Other income, net	12	31	34	43
Income (loss) on change in fair value of warrant liability	9	(90)	167	(97)
Income before provision (benefit) for income taxes	1,972	1,326	2,994	1,757
Provision (benefit) for income taxes	3	(10)	7	7
Net income	$1,969	$1,336	$2,987	$1,750

Net income per share:
Basic	$0.03	$0.02	$0.05	$0.03
Diluted	$0.03	$0.02	$0.05	$0.03
Weighted average number of shares:
Basic	63,383	62,774	63,495	62,728
Diluted	64,847	62,873	64,807	62,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,987	$1,750
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	599	539
Stock-based compensation	129	112
Change in fair value of warrant liability	(167)	96
Other	34	(172)
Changes in assets and liabilities:
Accounts receivable, net	(268)	(78)
Inventory	634	(315)
Other current and noncurrent assets	(134)	(208)
Deferred cost of goods sold	(2)	104
Accounts payable	782	(817)
Accrued compensation	197	129
Accrued warranty	49	42
Accrued taxes and fees	268	46
Deferred revenue	203	(62)
Other current and noncurrent liabilities	(1,017)	(805)
Net cash provided by operating activities	4,294	361

Cash flows from investing activities:
Purchases of property and equipment	(1,080)	(660)
Restricted cash decrease	-	100
Purchase of strategic investment	(315)	-
Acquisition of Central Host, Inc., net of cash acquired	(998)	-
Sale of property and equipment	1	2
Net cash used in investing activities	(2,392)	(558)

Cash flows from financing activities:
Capital lease payments	(18)	(29)
Repurchase of common stock	(2,700)	(212)
Proceeds from issuance of common stock	278	-
Proceeds from issuance of common stock under employee stock plans	357	183
Net cash used in financing activities	(2,083)	(58)
Net decrease in cash and cash equivalents	(181)	(255)

Cash and cash equivalents at the beginning of the period	18,056	16,376
Cash and cash equivalents at the end of the period	$17,875	$16,121

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

The Company offers the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX (private branch exchange) service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand. As of September 30, 2010, the Company had more than 22,000 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The 8x8 voice and video broadband phone service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a regular direct-dial phone number from any of the rate centers offered by the service and then use an existing telephone to make and receive calls over a standard broadband Internet connection.

The 8x8 Virtual Office suite of business phone services offers small and medium-sized businesses feature-rich, HD (high definition) audio-enhanced communications services that eliminate the need for traditional telecommunications services and business phone systems. The 8x8 Virtual Office solution essentially replaces an on-premise PBX telephone system with a hosted, Internet-based business phone service that is delivered over a managed or unmanaged Internet connection. The Company sells pre-programmed IP telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable its business customers to access additional Virtual Office features through on-screen phone menus. The 8x8 Virtual Office Pro unified communications solution, introduced in January 2010, bundles the 8x8 Virtual Office hosted PBX phone service with essential businesses communications services such as web conferencing, call recording and archiving, Internet fax, chat, voicemail and presence management and a mobile iPhone extension in a competitively priced offering. 8x8 Virtual Office Pro takes the functionality of an already powerful hosted PBX phone service to a superior feature set with high fidelity HD voice, remote accessibility via any web browser or smart phone, and integration with vital phone management and collaboration tools. All of the Company's services are sold on a subscription basis at price points that are disruptive to legacy solutions because they are implemented in 8x8 software that is running on servers in leased data center space that are monitored and managed by the Company.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying IP phone equipment constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, the Company allocates revenue from new subscriptions, including activation fees, between the IP phone equipment and subscriber services. Revenue allocated to the IP phone equipment is recognized as product revenue during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenue is recognized when the related services are provided.

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

Warrant Liability

The Company accounts for its warrants in accordance with ASC 480-10 which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. The Company has two outstanding warrants that are classified as liabilities. Both warrants include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

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

Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three and six months ended September 30, 2010 included the unvested portion of stock-based awards granted. Stock-based awards were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based Compensation Plans

The Company has several stock-based compensation plans that are described in Note 4 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company, under its various equity plans, grants stock-based awards for shares of common stock to employees, non-employee directors and consultants.

As of September 30, 2010, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan had been cancelled by the Board, but options granted under these four plans remained outstanding. Options granted under these plans generally vest over four years, are granted at fair market value on the date of the grant and expire ten years from that date.

The Company has reserved a total of 7,000,000 shares of common stock for issuance under its 2006 Stock Plan (the "2006 Plan") of which 6,558,172 shares remain available for issuance as of September 30, 2010. The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to its eligible employees, non-employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock-based awards, nonstatutory stock options and stock purchase rights. The exercise price of incentive stock options granted and purchase price of stock purchase rights may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the board of directors. Options and stock purchase rights generally vest over four years and expire ten years after grant. The 2006 Plan expires in May 2016.

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2010 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2010	353,720	$0.71
Awarded	616,432	1.37
Released	(57,959)	0.73
Forfeited	-	-
Balance at September 30, 2010	912,193	$1.15	3.54

Option activity since March 31, 2010 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2010	2,869,411	9,267,403	$1.90
Stock purchase right	(616,432)	-
Exercised	-	(120,000)	1.01
Canceled/forfeited	279,000	(279,000)	10.42
Termination of plans	(256,000)	-	-
Balance at September 30, 2010	2,275,979	8,868,403	$1.64

The following table summarizes the stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.18	1,988,262	$0.92	6.29	$2,444,090	1,988,262	$0.92	$2,444,090
$1.19 - $1.29	1,776,500	$1.26	6.60	1,577,580	1,776,500	$1.26	1,577,580
$1.30 - $1.72	2,117,210	$1.55	4.58	1,268,350	2,117,210	$1.55	1,268,350
$1.73 - $1.90	1,776,181	$1.84	2.26	546,659	1,776,181	$1.84	546,659
$1.91 - $5.75	1,210,250	$3.24	1.89	2,900	1,210,250	$3.24	2,900
	8,868,403			$5,839,579	8,868,403		$5,839,579

Stock-based Compensation Expense As of September 30, 2010, there was $1.0 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.54 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black- Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and six month periods ended September 30, 2010 and 2009, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

In accordance with ASC 718, the Company recorded $37,000 and $14,000 in compensation expense relative to stock-based awards for the three months ended September 30, 2010 and 2009 and $56,000 and $18,000 for the six months ended September 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $19,000 and $55,000 for the three months ended September 30, 2010 and 2009 and $73,000 and $94,000 for the six months ended September 30, 2010 and 2009, respectively in accordance with ASC 718.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	64%	90%	64%	90%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.24%	0.33%	0.24%	0.33%
Weighted average expected option term	0.75 years	0.83 years	0.75 years	0.83 years
Weighted average fair value of options granted	$0.53	$0.34	$0.53	$0.34

As of September 30, 2010, there was $57,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.6 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three and six months ended September 30, 2010 and 2009 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to such equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and six months ended September 30, 2010 and 2009 which was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of service revenues	$7	$6	$16	$11
Cost of product revenues	-	-	-	-
Research and development	15	23	37	37
Selling, general and administrative	34	40	76	64
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	56	69	129	112

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$56	$69	$129	$112

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The revised guidance primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of ASU 2009-13 did not have a material impact on the Company's consolidated results of operation and financial condition.

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

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements." ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, "Fair Value Measurements" that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company will adopt this pronouncement in the third quarter of fiscal 2011 and does not expect the adoption of ASU 2010-06 to have a material impact on the Company's consolidated results of operation and financial condition.

3. BALANCE SHEET DETAIL
	September 30,	March 31,
	2010	2010
Inventory (in thousands):
Work-in-process	$1,056	$1,701
Finished goods	465	473
	$1,521	$2,174

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,969	$1,336	$2,987	$1,750

Denominator:
Common shares	63,383	62,774	63,495	62,728

Denominator for basic calculation	63,383	62,774	63,495	62,728
Employee stock options	1,331	99	1,184	104
Stock purchase rights	133	-	128	-
Employee stock purchase plan	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted calculation	64,847	62,873	64,807	62,832

Net income per share
Basic	$0.03	$0.02	$0.05	$0.03
Diluted	$0.03	$0.02	$0.05	$0.03

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Common stock options	4,258	9,330	4,797	9,581
Warrants	1,786	1,786	1,786	1,786
	6,044	11,116	6,583	11,367

5. SEGMENT REPORTING

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
8x8 service, equipment and other	$17,290	$16,010	$34,118	$31,543
Technology licensing and related software	77	17	83	42
Total revenues	$17,367	$16,027	$34,201	$31,585

No customer represented greater than 10% of the Company's total revenues for the three and six months ended September 30, 2010 or 2009. Revenues from customers outside the United States were not material for the three and six months ended September 30, 2010 or 2009.

6. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by a valuation allowance that takes into account the amount of benefits that the Company determines, based on available evidence, is more likely than not to be realized. Other than the state gross receipt and franchise taxes and the foreign subsidiary taxes, the Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because of net losses incurred, or because it expects to utilize net operating loss carryforwards for which there is a valuation allowance.

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

At March 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million, but any effect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the six-month period ended September 30, 2010 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2010 may be subject to examination by the Internal Revenue Service, California and various other states. The Company extended the filing date of the 2010 federal tax return and all state income tax returns. As of October 20, 2010, these returns had not yet been filed. In addition, as of September 30, 2010, there were no active federal, state or local income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2005 to 2010.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three and six months ended September 30, 2010 and 2009, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of income, during the three and six months ended September 30, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$356	$373	$331	$328
Accruals for warranties	134	89	278	238
Settlements	(110)	(92)	(229)	(196)
Balance at end of period	$380	$370	$380	$370

Leases

In May 2009, the Company entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. The Company has the option to accelerate the termination date of the lease to the 12th, 18th, 24th, or 30th full calendar month of the lease term by providing six months advance notice. In the event the Company exercises this early termination option, the Company will be required to pay a fee to the landlord equal to the unamortized portion of any leasing commission and the unamortized portion of the initial alteration expenses incurred by the landlord as summarized in a current report on Form 8-K filed by the Company with the SEC on May 7, 2009. At September 30, 2010, future minimum annual lease payments under current and new operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2011	$310
2012	657
2013	284
Total minimum payments	$1,251

In each of March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. At September 30, 2010, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2011	$21
2012	40
2013	7
Total minimum payments	68
Less: Amount representing interest	(4)
64
Less: Short-term portion of capital lease obligations	(39)
Long-term portion of capital lease obligations	$25

Capital leases included in office equipment were $156,000 at September 30, 2010. Total accumulated depreciation was $96,000 at September 30, 2010. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of fiscal 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-day notice to terminate. The total remaining obligation under the amended contract is $2.2 million.

Legal Proceedings

From time to time, the Company may become involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company is not currently aware of any such matters that it believes would have a material adverse effect on its financial position, results of operations or cash flows. On October 8, 2010, the Company was named a defendant in a lawsuit, Ceres Communications Technologies, LLC, v. 8x8, Inc. et al., filed by a patent holder. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The plaintiff has not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation. The Company disclosed all other legal proceedings under Part I, Item 3 of its annual report on Form 10-K for the fiscal year ended March 31, 2010, which it filed with the Securities and Exchange Commission on May 27, 2010.

8. STOCK REPURCHASES

In July 2009, the Company's board of directors authorized the Company to purchase up to $2.0 million of its common stock from time to time until July 28, 2010 (the "Repurchase Plan"). On July 27, 2010, the Company's board of directors extended the stock repurchase period from July 28, 2010 to July 27, 2011, on August 31, 2010, the Company's board of directors authorized an increase in the Repurchase Plan from $2.0 million to $3.0 million, and on October 19, 2010 the Company's board of directors authorized the Company to purchase up to $10 million of its common stock from time to time until October 19, 2011. Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at September 30, 2010 is less than $100. The activity under the Repurchase Plan for the six months ended September 30, 2010 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2010	282,376	$0.75	$211,741
Repurchase of common stock	1,663,413	1.72	2,788,243
Balance at September 30, 2010	1,945,789	$1.65	$2,999,984

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

9. ACQUISITION

On May 1, 2010, the Company entered into an agreement with Central Host, Inc. pursuant to which the Company acquired this provider of managed hosting services from its sole shareholder. Under the terms of the agreement, the Company paid $1,000,000 in cash and issued 432,276 shares of 8x8 common stock, at an average price of $1.388 per share, to the sole shareholder in exchange for 100% of the outstanding shares of capital stock of Central Host, Inc. The share price was based on the trailing five-day average closing price of 8x8 common stock on the NASDAQ Capital Market as of the effective date of the transaction. The shares of the Company's common stock were not registered for sale and were issued pursuant to an exemption from the registration requirements under section 5 of the Securities Act of 1933, as amended, provided by section 4(2) thereof.

The Company recorded a total acquisition price as follows (in thousands):

Cash, net of cash acquired	$998
Issuance of common stock in connection with acquisition	600
Liabilities assumed	96
Total acquisition costs	$1,694

The Company allocated the purchase price of the acquisition to tangible assets and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets will be amortized on a straight-line basis.

The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

Net tangible assets	$176
Intangible asset - customer relationship	308
Goodwill	1,210
Total acquisition costs	$1,694

Intangible assets of $1,518,000 consist of goodwill and customer relationship. Total accumulated amortization on customer relationship intangible asset was $43,000 at September 30, 2010. Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses.

10. STRATEGIC INVESTMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward- looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our voice over Internet protocol, or VoIP, telephony products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2010 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting, and cloud-based computing services. We offer the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX (private branch exchange) service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, the 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. As of September 30, 2010, we had more than 22,000 business customers. Each business customer subscribes to a number of various lines of service (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.). Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ending March 31, 2011).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. As of September 30, 2010, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Gross business customer additions (1)	2,450	2,756	2,875	2,785	2,609	2,907	2,792	2,437	3,324
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,459	1,592	1,616	1,331	1,416	1,371	1,245	1,224	1,187
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.2%	2.5%	2.7%	2.4%	2.7%	2.7%	2.7%	2.9%	3.1%
Total business customers (3)	22,167	21,362	20,428	19,407	18,199	17,266	16,013	14,706	13,744

Business customer average monthly service
revenue per customer (4)	$ 209	$ 208	$ 204	$ 204	$ 201	$ 196	$ 202	$ 208	$ 220

Overall service margin	78%	78%	77%	78%	76%	76%	71%	74%	73%
Overall product margin	-57%	-38%	-43%	-59%	-42%	-75%	-50%	9%	-10%
Overall gross margin	68%	68%	68%	68%	67%	66%	59%	67%	65%

Business subscriber acquisition cost
per service (5)	$ 108	$ 109	$ 97	$ 102	$ 90	$ 93	$ 118	$ 141	$ 171
Average number of services subscribed to
per business customer	7.7	7.5	7.5	7.3	7.1	6.9	6.6	6.6	6.9
Business customer subscriber acquisition
cost (6)	$ 826	$ 818	$ 723	$ 749	$ 638	$ 638	$ 785	$ 933	$ 1,174

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

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$16,071	$14,838	$1,233	8.3%
Percentage of total revenues	92.5%	92.6%
Six months ended	$31,434	$29,358	$2,076	7.1%
Percentage of total revenues	91.9%	92.9%

Service revenues consist primarily of revenues attributable to the provision of our service and royalties earned under our VoIP technology licenses. We expect that service revenues will continue to comprise nearly all of our revenues for the foreseeable future. The increase for the second quarter of fiscal 2011 was primarily attributable to the increase in our business customer subscriber base from approximately 18,200 business customers on September 30, 2009, to approximately 22,200 on September 30, 2010. The increase for the first six months of fiscal 2011 was primarily attributable to the increase in our business customer base from approximately 16,000 businesses on April 1, 2009 to approximately 22,200 on September 30, 2010.

	September 30,		Dollar	Percent
Product revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,296	$1,189	$107	9.0%
Percentage of total revenues	7.5%	7.4%
Six months ended	$2,767	$2,227	$540	24.2%
Percentage of total revenues	8.1%	7.1%

Product revenues consist primarily of revenues from sales of IP telephones, attributable to our service. Product revenue for the three and six months ended September 30, 2010 increased primarily because of an increase of equipment sales to business customers. No customer represented greater than 10% of our total revenues for the three and six months ended September 30, 2010 and 2009. Revenues from customers outside the United States were not material for the three and six months ended September 30, 2010 or 2009.

	September 30,		Dollar	Percent
Cost of service revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,589	$3,535	$54	1.5%
Percentage of service revenues	22.3%	23.8%
Six months ended	$6,971	$7,036	$(65)	-0.9%
Percentage of service revenues	22.2%	24.0%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three months ended September 30, 2010 increased slightly in absolute dollar amounts over the comparable period in the prior fiscal year primarily due to a $0.2 million increase in payroll and related costs, a $0.1 million increase in expensed computer equipment and furniture and fixtures, and a $0.1 million increase in depreciation expense. The increase in expenses was partially offset by a $0.3 million reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors, which allows us to route call traffic to the third party network provider with the most favorable pricing.

Cost of service revenues for the six months ended September 30, 2010 decreased slightly from the comparable period in the prior fiscal year primarily due to $0.6 million reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors and a $0.1 million reduction in consulting and outside service expenses. The decrease in expenses was partially offset by a $0.3 million increase in payroll and related costs, a $0.1 million increase in license and fee expenses, a $0.1 million increase in expensed computer equipment and furniture and fixtures, and a $0.1 million increase in depreciation expense.

	September 30,		Dollar	Percent
Cost of product revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,031	$1,686	$345	20.5%
Percentage of product revenues	156.7%	141.8%
Six months ended	$4,057	$3,507	$550	15.7%
Percentage of product revenues	146.6%	157.5%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the IP phone equipment. The cost of product revenues for the three and six months ended September 30, 2010 increased by $0.3 million and $0.6 million, respectively, over the comparable period in the prior fiscal year primarily due to an increase in the shipment of equipment to customers.

	September 30,		Dollar	Percent
Research and development	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,271	$1,265	$6	0.5%
Percentage of total revenues	7.3%	7.9%
Six months ended	$2,497	$2,502	$(5)	-0.2%
Percentage of total revenues	7.3%	7.9%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred.

	September 30,		Dollar	Percent
Selling, general and administrative	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,525	$8,156	$369	4.5%
Percentage of total revenues	49.1%	50.9%
Six months ended	$17,883	$16,729	$1,154	6.9%
Percentage of total revenues	52.3%	53.0%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the second quarter of fiscal 2011 increased over the same quarter in the prior fiscal year primarily because of a $0.6 million increase in payroll and related costs and a $0.2 million increase in advertising, public relations and other marketing and promotional expenses. The increase in expenses was partially offset by a $0.2 million reduction in consulting and outside service expenses, a $0.1 million reduction in third party rep commission expenses and a $0.1 million reduction in sales promotion expenses.

Selling, general and administrative expenses for the first six months of fiscal 2011 increased over the same period in the prior fiscal year primarily because of a $0.7 million increase in sales commissions and bonuses, a $0.5 million increase in payroll and fringe benefit costs, a $0.9 million increase in advertising, public relations and other marketing and promotional expenses and a $0.1 million increase in legal expenses. The increase in expenses was partially offset by a $0.4 million reduction in consulting and outside service expenses, $0.2 million reduction in sales agent and retailer commissions, a $0.2 million reduction in sales promotion expenses, a $0.1 million reduction in printing expenses and a $0.1 million reduction in trade show expenses.

	September 30,		Dollar	Percent
Other income, net	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$12	$31	$(19)	-61.3%
Percentage of total revenues	0.1%	0.2%
Six months ended	$34	$43	$(9)	-20.9%
Percentage of total revenues	0.1%	0.1%

In the three and six months ended September 30, 2010, other income, net primarily consisted of interest income earned on our cash and cash equivalents and other income. The decrease in other income, net for the three and six months ended September 30, 2010 was primarily due to lower average interest rates.

Income (loss) on change in fair	September 30,		Dollar	Percent
value of warrant liability	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$9	$(90)	$99	-110.0%
Percentage of total revenues	0.1%	-0.6%
Six months ended	$167	$(97)	$264	-272.2%
Percentage of total revenues	0.5%	-0.3%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The income on change in fair value of the warrant liability in the second fiscal quarter of 2011 is due to the expiration of the warrants in December 2010. The income on change in fair value of the warrant liability for the six months ended September 30, 2010 is primarily due to the change in current expected stock price, volatility, interest rates and contractual life of warrants which are the primary assumptions used in the Black-Scholes model which we have used to calculate the fair value of the warrants and due to the expiration of the warrants in December 2010.

	September 30,		Dollar	Percent
Provision (benefit) for income tax	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$3	$(10)	$13	-130.0%
Percentage of total revenues	0.0%	-0.1%
Six months ended	$7	$7	$-	0.0%
Percentage of total revenues	0.0%	0.0%

The income tax provision for the three and six months ended September 30, 2010 was primarily due to the federal alternative minimum tax, state gross receipt and franchise taxes in several states compared to the federal alternative minimum tax, state gross receipt and franchise taxes in several states and estimated foreign subsidiary taxes offset by the federal research and development credits in lieu of bonus depreciation (Sec. 168(k)(4) election) in the three and six months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $17.9 million in cash and cash equivalents.

Net cash provided by operating activities for the six months ended September 30, 2010 was $4.3 million, compared with $0.4 million for the six months ended September 30, 2009. The increase in cash flow was primarily due to an increase in service revenues and an overall reduction in the discounting of equipment sold in the first six months of fiscal 2011. Cash used in or provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, and the expense associated with stock-based awards.

Net cash used in investing activities was $2.4 million during the six months ended September 30, 2010, compared with $0.6 million used in investing activities for the six months ended September 30, 2009. The increase in cash used in investing activities during the six months ended September 30, 2010 primarily related to the acquisition of Central Host, Inc. in May 2010 ($1.0 million), the purchase of additional equipment ($0.4 million), and the strategic investment in Stonyfish in April 2010 ($0.3 million).

Our financing activities for the six months ended September 30, 2010 consisted primarily of cash used to repurchase shares of common stock under our Repurchase Plan ($2.7 million) which was partially offset by the issuance of restricted stock ($0.3 million).

Contractual Obligations

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2010 totaled $156,000 with accumulated amortization of $96,000.

On May 1, 2009, we entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. The facility lease includes rent escalation clauses and requires us to pay utilities and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-day notice to terminate. At September 30, 2010, the total remaining obligation under the contract was $2.2 million.

At September 30, 2010 we had open purchase orders of $1.6 million, primarily related to inventory purchases from our contract manufacturers. These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Disclosure Controls") that are designed to ensure that information we are required to disclose in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting.

During the second quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8 - "Legal Proceedings."

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

On October 8, 2010, we were named as one of eight companies sued for infringement of U.S. Patent No. 5,774,526 in the case of Ceres Communication Technologies LLC v. 8x8, Inc. et al., filed in U.S. District Court for the District of Delaware. We believe we have valid and meritorious defenses to this action and intend to contest it vigorously.

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

Regarding regulation, the U.S. Congress, the FCC, state legislatures or state agencies may target, among other things, access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or other regulations based on encryption concerns, or the characteristics and quality of products and services that we may offer. Any new laws or regulations concerning these or other areas of our business could restrict our growth or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The activity under the Repurchase Plan for the six months ended September 30, 2010 is summarized as follows:

			Total Number		Approximate Dollar
	Total Number	Average	of Shares Purchased		Value of Shares that
	of Shares	Price Paid	as Part of Publicly		May Yet be Purchased
	Purchased	Per Share	Announced Program		Under the Program
July 1 - July 31, 2010	-	$-	-		$1,668,198

August 1 - August 31, 2010	492,970	1.42	492,970	(1)	1,969,842

September 1 - September 31, 2010	1,072,743	1.84	1,072,743		$16

Total	1,565,713	$1.70	1,565,713

(1)

On July 29, 2009, we publicly announced that our board of directors had authorized us to repurchase up to $2.0 million of our common stock from time to time until July 28, 2010 (the "Repurchase Plan"). On July 27, 2010, the Company's board of directors extended the stock repurchase period from July 28, 2010 to July 27, 2011. The repurchases were made through open market purchases at prevailing market prices and on August 31, 2010, the Company's board of directors increased the Repurchase Plan from $2.0 million to $3.0 million. The repurchases were made through open market purchases at prevailing market prices.

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

Date: October 25, 2010

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)