Form 10-Q
period 2010-12-31
8X8 INC /DE/
filed 2011-01-31
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

      The number of shares of the Registrant's Common Stock outstanding as of January 26, 2011 was 62,436,804.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,586	$18,056
Investments	1,920	-
Accounts receivable, net	758	554
Inventory	2,600	2,174
Deferred cost of goods sold	105	107
Other current assets	721	558
Total current assets	24,690	21,449
Property and equipment, net	2,614	1,871
Intangible assets, net	239	-
Goodwill	1,210	-
Other assets	699	392
Total assets	$29,452	$23,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,795	$3,780
Accrued compensation	1,683	1,444
Accrued warranty	417	331
Accrued taxes	2,105	1,804
Deferred revenue	1,039	1,310
Other accrued liabilities	2,029	1,465
Total current liabilities	12,068	10,134

Other liabilities	67	111
Fair value of warrant liability	-	167
Total liabilities	12,135	10,412

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	63	63
Additional paid-in capital	211,691	212,077
Accumulated other comprehensive loss	(80)	-
Accumulated deficit	(194,357)	(198,840)
Total stockholders' equity	17,317	13,300
Total liabilities and stockholders' equity	$29,452	$23,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service revenues	$16,664	$14,737	$48,098	$44,095
Product revenues	1,114	1,207	3,881	3,434
Total revenues	17,778	15,944	51,979	47,529

Operating expenses:
Cost of service revenues	3,819	3,254	10,790	10,290
Cost of product revenues	1,840	1,925	5,897	5,432
Research and development	1,131	1,239	3,628	3,741
Selling, general and administrative	9,570	8,251	27,453	24,980
Total operating expenses	16,360	14,669	47,768	44,443
Income from operations	1,418	1,275	4,211	3,086
Other income, net	78	7	112	50
Income (loss) on change in fair value of warrant liability	-	(265)	167	(362)
Income before provision for income taxes	1,496	1,017	4,490	2,774
Provision for income taxes	-	3	7	10
Net income	$1,496	$1,014	$4,483	$2,764

Net income per share:
Basic	$0.02	$0.02	$0.07	$0.04
Diluted	$0.02	$0.02	$0.07	$0.04

Weighted average number of shares:
Basic	63,281	62,852	63,365	62,768
Diluted	66,873	63,393	65,622	62,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,483	$2,764
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	960	775
Stock-based compensation	228	182
Change in fair value of warrant liability	(167)	361
Change in inventory reserve	32	(347)
Other	25	69
Changes in assets and liabilities:
Accounts receivable, net	(231)	(135)
Inventory	(458)	(145)
Other current and noncurrent assets	(75)	(39)
Deferred cost of goods sold	2	99
Accounts payable	1,272	(731)
Accrued compensation	239	227
Accrued warranty	86	28
Accrued taxes and fees	301	(53)
Deferred revenue	(271)	(597)
Other current and noncurrent liabilities	548	(974)
Net cash provided by operating activities	6,974	1,484

Cash flows from investing activities:
Purchases of property and equipment	(1,891)	(929)
Restricted cash decrease	-	100
Purchase of investments	(2,000)	-
Purchase of strategic investment	(315)	-
Acquisition of Central Host, Inc., net of cash acquired	(998)	-
Sale of property and equipment	2	2
Net cash used in investing activities	(5,202)	(827)

Cash flows from financing activities:
Capital lease payments	(28)	(42)
Repurchase of common stock	(4,026)	(212)
Buyback of employee stock options	(101)	-
Proceeds from exercise of warrants	880	-
Proceeds from issuance of common stock	278	-
Proceeds from issuance of common stock under employee stock plans	1,755	291
Net cash provided by (used in) financing activities	(1,242)	37
Net increase in cash and cash equivalents	530	694

Cash and cash equivalents at the beginning of the period	18,056	16,376
Cash and cash equivalents at the end of the period	$18,586	$17,070

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

The Company offers the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX (private branch exchange) service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand. As of December 31, 2010, the Company had more than 23,000 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The 8x8 voice and video broadband phone service enables broadband Internet users to add digital voice and video communications services to their high-speed Internet connections. Customers can choose a regular direct-dial phone number from any of the rate centers offered by the service and then use an existing telephone to make and receive calls over a standard broadband Internet connection.

The 8x8 Virtual Office suite of business phone services offers small and medium-sized businesses feature-rich, HD (high definition) audio-enhanced communications services that eliminate the need for traditional telecommunications services and business phone systems. The 8x8 Virtual Office solution essentially replaces an on-premise PBX telephone system with a hosted, Internet-based business phone service that is delivered over a managed or unmanaged Internet connection. The Company sells pre-programmed IP telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable its business customers to access additional Virtual Office features through on-screen phone menus. The 8x8 Virtual Office Pro unified communications solution, introduced in January 2010, bundles the 8x8 Virtual Office hosted PBX phone service with essential businesses communications services such as web conferencing, call recording and archiving, Internet fax, chat, voicemail and presence management and a mobile iPhone extension in a competitively priced offering. 8x8 Virtual Office Pro takes the functionality of an already powerful hosted PBX phone service to a superior feature set with high fidelity HD voice, remote accessibility via any web browser or smart phone, and integration with vital phone management and collaboration tools. As of October 2010, the Virtual Office Pro services were offered on a standalone basis so that a business customer was no longer required to buy a physical IP telephone to access the Company's Virtual Office services; such access was provided by a web-based softphone and/or a mobile iPhone extension. All of the Company's services are sold on a subscription basis at price points that are disruptive to legacy solutions because they are implemented in 8x8 software that is running on servers in leased data center space that are monitored and managed by the Company.

The 8x8 Managed Hosting and Cloud-Based Computing solutions enable business customers to reduce costs and gain performance and reliability advantages by eliminating in-house ownership of server equipment and costly information technology (IT) systems management staff. Subscribers to these services use 8x8 servers and other hardware that are monitored and managed by the Company in its leased data center space, just like the servers that host 8x8's communications software.

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

Service Revenue

The Company recognizes new subscriber revenue in the month the new order is shipped, net of an allowance for expected cancellations. The allowance for expected cancellations is based on the Company's history of subscriber cancellations within the 30-day trial period offered with all new services.

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

Warrant Liability

The Company accounts for its warrants in accordance with ASC 480-10 which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. The Company had two outstanding warrants that were classified as liabilities. Both warrants include a provision that specifies that the Company must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. The two warrants classified as liabilities expired on December 19, 2010.

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

Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three and nine months ended December 31, 2010 included the unvested portion of stock-based awards granted. Stock-based awards were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of December 31, 2010, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan had been cancelled by the Board, but options granted under these four plans remained outstanding. Options granted under these plans generally vest over four years, were granted at fair market value on the date of the grant and expire ten years from that date.

The Company has reserved a total of 7,000,000 shares of common stock for issuance under its 2006 Stock Plan (the "2006 Plan") of which 6,128,281 shares remain available for issuance as of December 31, 2010. The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to its eligible employees, non-employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock-based awards, nonstatutory stock options and stock purchase rights. The exercise price of incentive stock options granted and purchase price of stock purchase rights may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the board of directors. Options and stock purchase rights generally vest over four years and expire ten years after grant. The 2006 Plan expires in May 2016.

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2010 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2010	353,720	$0.71
Awarded	621,432	1.38
Released	(118,002)	0.91
Forfeited	(108,438)	1.23
Balance at December 31, 2010	748,712	$1.16	3.28

Option activity since March 31, 2010 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2010	2,869,411	9,267,403	$1.90
Stock purchase right	(621,432)	-
Exercised	-	(1,044,426)	1.45
Buyout (Note 11)	144,250	(144,250)	2.31
Canceled/forfeited	782,000	(782,000)	5.96
Termination of plans	(903,250)	-	-
Balance at December 31, 2010	2,270,979	7,296,727	$1.52

The following table summarizes the stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.15	1,519,325	$0.87	7.15	$2,292,485	1,519,325	$0.87	$2,292,485
$1.16 - $1.27	1,909,878	$1.25	5.70	2,156,919	1,909,878	$1.25	2,156,919
$1.28 - $1.72	1,472,350	$1.50	4.74	1,299,456	1,472,350	$1.50	1,299,456
$1.73 - $1.87	1,807,224	$1.81	2.31	1,034,590	1,807,224	$1.81	1,034,590
$1.88 - $4.68	587,950	$3.20	3.77	27,796	587,950	$3.20	27,796
	7,296,727			$6,811,246	7,296,727		$6,811,246

Stock-based Compensation Expense

As of December 31, 2010, there was $1.0 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.28 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and nine month periods ended December 31, 2010 and 2009, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

In accordance with ASC 718, the Company recorded $67,000 and $19,000 in compensation expense relative to stock-based awards for the three months ended December 31, 2010 and 2009 and $123,000 and $37,000 for the nine months ended December 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $32,000 and $51,000 for the three months ended December 31, 2010 and 2009 and $105,000 and $145,000 for the nine months ended December 31, 2010 and 2009, respectively in accordance with ASC 718.

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

As of December 31, 2010, there was $26,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three and nine months ended December 31, 2010 and 2009 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to such equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and nine months ended December 31, 2010 and 2009 which was recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of service revenues	$11	$7	$27	$18
Research and development	27	23	64	60
Selling, general and administrative	61	40	137	104
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	99	70	228	182

Tax benefit	-	-	-	-
Stock based compensation expense related to employeee
stock options and employee stock purchases, net of tax	$99	$70	$228	$182

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

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements." ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification ("ASC"), originally issued as FASB Statement No. 157, "Fair Value Measurements" that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company's consolidated results of operation and financial condition.

In December 2010, FASB issued ASU 2010-28, "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The Company does not expect that the adoption of ASU 2010-28 to have a material impact on the Company's consolidated results of operation and financial condition.

In December 2010, FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC, that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company does not expect that the adoption of ASU 2010-28 to have a material impact on the Company's consolidated results of operation and financial condition.

3. FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal market or the most advantageous market in which it would transact.

The accounting guidance for fair value measurement requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability developed based on the best information available in the circumstances.

The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value by requiring that the most observable inputs be used when available. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).
  Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company's own assumptions.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	12/31/2010

Cash equivalents:
Money market funds	$14,353	$-	$-	$14,353

Short-term investments:
Mutual funds (1)	1,920	-	-	1,920

Total	$16,273	$-	$-	$16,273

(1) The fair value of mutual funds is determined based on published net asset values on a daily basis in an active market. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

4. BALANCE SHEET DETAIL
	December 31,	March 31,
	2010	2010
Inventory (in thousands):
Work-in-process	$1,994	$1,701
Finished goods	606	473
	$2,600	$2,174

5. NET INCOME PER SHARE

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,496	$1,014	$4,483	$2,764

Denominator:
Common shares	63,281	62,852	63,365	62,768

Denominator for basic calculation	63,281	62,852	63,365	62,768
Employee stock options	3,173	515	2,010	193
Stock purchase rights	319	-	188	-
Employee stock purchase plan	100	26	59	17
Denominator for diluted calculation	66,873	63,393	65,622	62,978

Net income per share
Basic	$0.02	$0.02	$0.07	$0.04
Diluted	$0.02	$0.02	$0.07	$0.04

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Common stock options	690	7,471	2,242	8,553
Warrants	-	1,786	-	1,786
	690	9,257	2,242	10,339

6. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to unrealized losses on investments classified as available-for-sale. Comprehensive income for the three and nine months ended December 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income, as reported	$1,496	$1,014	$4,483	$2,764
Unrealized loss on investments in securities	(80)	-	(80)	-
Comprehensive income	$1,416	$1,014	$4,403	$2,764

7. SEGMENT REPORTING

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
8x8 service, equipment and other	$17,759	$15,928	$51,877	$47,471
Technology licensing and related software	19	16	102	58
Total revenues	$17,778	$15,944	$51,979	$47,529

No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2010 or 2009. Revenues from customers outside the United States were not material for the three and nine months ended December 31, 2010 or 2009.

8. INCOME TAXES

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

At March 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million, but any effect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the nine-month period ended December 31, 2010 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which we have or had a subsidiary or branch operations or we are collecting sales tax. All tax returns from fiscal 1995 to fiscal 2010 may be subject to examination by the Internal Revenue Service, California and various other states. The Company extended the filing date of the 2010 federal tax return and all state income tax returns. As of January 26, 2010, the federal return and all state returns that the Company believes it is required to file, with the exception of two state returns, had been filed. In addition, as of December 31, 2010, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2005 to 2010.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three and nine months ended December 31, 2010 and 2009, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

9. COMMITMENTS AND CONTINGENCIES

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the condensed consolidated statements of income, during the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Balance at beginning of period	$380	$370	$331	$328
Accruals for warranties	119	66	397	304
Settlements	(82)	(80)	(311)	(276)
Balance at end of period	$417	$356	$417	$356

Leases

In May 2009, the Company entered into a three-year lease for a new primary facility in Sunnyvale, California that expires in fiscal 2013. The Company has the option to accelerate the termination date of the lease to the 12th, 18th, 24th, or 30th full calendar month of the lease term by providing six months advance notice. In the event the Company exercises this early termination option, the Company will be required to pay a fee to the landlord equal to the unamortized portion of any leasing commission and the unamortized portion of the initial alteration expenses incurred by the landlord as summarized in a current report on Form 8-K filed by the Company with the SEC on May 7, 2009. At December 31, 2010, future minimum annual lease payments under current and new operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2011	$155
2012	657
2013	284
Total minimum payments	$1,096

In each of March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. At December 31, 2010, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2011	$10
2012	40
2013	7
Total minimum payments	57
Less: Amount representing interest	(4)
53
Less: Short-term portion of capital lease obligations	(39)
Long-term portion of capital lease obligations	$14

Capital leases included in office equipment were $156,000 at December 31, 2010. Total accumulated depreciation was $105,000 at December 31, 2010. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of fiscal 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-day notice to terminate. The total remaining obligation under the amended contract is $2.2 million.

Legal Proceedings

From time to time, the Company may become involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company is not currently aware of any such matters that it believes would have a material adverse effect on its financial position, results of operations or cash flows. On October 8, 2010, the Company was named a defendant in a lawsuit, Ceres Communications Technologies, LLC ("Ceres"), v. 8x8, Inc. et al., filed by a patent holder. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. On November 19, 2010, the Company filed motions to dismiss the lawsuit. On November 24, 2010, the Company filed a lawsuit in the Southern District of Texas against Adaptive Networks and Ceres alleging false patent marking under Title 35, Section 292, of the United States Code relating to the patent that Ceres is asserting against the Company. On December 10, 2010, Ceres filed an answer to 8x8's motion to dismiss. On December 21, 2010, the Company amended its motion to dismiss. The plaintiff has not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation.

On January 27, 2010, the Company was named a defendant in a lawsuit, Nikki Meierdiercks et al. v. 8x8, Inc., filed by three former employees in Santa Clara County Superior Court as a putative class action seeking damages and various penalties under the California Labor Code for alleged unpaid overtime, meal breaks, rest breaks and alleged late wage payments and unreimbursed business expenses. On November 9, 2010, the Company entered into a memorandum of understanding with the plaintiffs to settle the lawsuit for $625,000. We accrued this $625,000 during the three and nine months ended December 31, 2010. The settlement amount is still subject to approval by the Court, though the Company does not expect to incur any substantial amounts related to this litigation in the future.

State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of taxes. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company.

10. STOCK REPURCHASES

In July 2009, the Company's board of directors authorized the Company to purchase up to $2.0 million of its common stock from time to time until July 28, 2010. On July 27, 2010, the Company's board of directors extended the stock repurchase period from July 28, 2010 to July 27, 2011 and on August 31, 2010, the Company's board of directors authorized an increase in the stock repurchase plan from $2.0 million to $3.0 million. As of October 18, 2010, the Company had repurchased $2,999,985 worth of shares under the stock repurchase plan originally approved in July 2009. On October 19, 2010 the Company's board of directors determined that this $3.0 million was complete with only $15 remaining under the plan. On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase an additional $10.0 million of its common stock from time to time until October 19, 2011. Share repurchases, if any, will be funded with available cash. Repurchases under the repurchase plans may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the repurchase plans may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at December 31, 2010 under the $10.0 million repurchase plan is $8.8 million. The stock repurchase activity for the nine months ended December 31, 2010 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2010	282,376	$0.75	$211,741
Repurchase of common stock	2,202,572	1.90	4,025,957
Balance at December 31, 2010	2,484,948	$1.84	$4,237,698

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

The Company has repurchased an additional 928,037 shares at an average share price of $2.72 and a total cost of $2,522,798 between January 1 and January 27, 2011.

11. BUYOUT OF EMPLOYEE STOCK OPTIONS

In accordance with existing buyout provisions of the Company's 1996 Stock Plan and 1999 Nonstatutory Stock Option Plan, in November 2010, the Company's Board of Directors approved the purchase of employee stock options which were expiring in December 2010. The Company purchased the employee stock options at an amount equal to the average closing price of a share of the Company's stock as reported on the Nasdaq Capital Market for the five trading days ending prior to the purchase date ("Purchase Price") less the exercise price of the employee stock option. The following table provides information with respect to the buyout of stock options from employees during the three month period ended December 31, 2010:

	Aggregate Amounts			Weighted Average Per Share Amount
	Total Number	Purchase		Exercise	Purchase
	of Options	Price of	Purchase	Price of	Price of	Purchase
	Purchased	Options	Premium (1)	Option	Options	Premium (1)

October 1 - October 31, 2010	-	$-	$-	$-	$-	$-

November 1 - November 30, 2010	144,250	434,903	101,252	2.31	3.01	0.70

December 1 - December 31, 2010	-	-	-	-	-	-

Total	144,250	$434,903	$101,252	$2.31	$3.01	$0.70

(1)	The purchase premium is calculated as the difference between (a) the Purchase Price of the employee stock option and (b) the exercise price of the employee stock option.

12. ACQUISITION

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

Intangible assets of $1,518,000 consist of goodwill and customer relationship. Total accumulated amortization on customer relationship intangible asset was $68,000 at December 31, 2010. Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses.

13. STRATEGIC INVESTMENT

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

BUSINESS OVERVIEW

We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting, and cloud-based computing services. We offer the 8x8 VoIP (Voice over Internet Protocol) voice and video digital phone service, 8x8 Virtual Office hosted PBX (private branch exchange) service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, the 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. As of December 31, 2010, we had more than 23,000 business customers. Each business customer subscribes to a number of various lines of service (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.). Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ending March 31, 2011).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. As of December 31, 2010, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008
Gross business customer additions (1)	2,798	2,450	2,756	2,875	2,785	2,609	2,907	2,792	2,437
Gross business customer cancellations (less
cancellations within 30 days of sign-up)	1,524	1,459	1,592	1,616	1,331	1,416	1,371	1,245	1,224
Business customer churn (less cancellations
within 30 days of sign-up) (2)	2.2%	2.2%	2.5%	2.7%	2.4%	2.7%	2.7%	2.7%	2.9%
Total business customers (3)	23,251	22,167	21,362	20,428	19,407	18,199	17,266	16,013	14,706

Business customer average monthly service
revenue per customer (4)	$ 209	$ 209	$ 208	$ 204	$ 204	$ 201	$ 196	$ 202	$ 208

Overall service margin	77%	78%	78%	77%	78%	76%	76%	71%	74%
Overall product margin	-65%	-57%	-38%	-43%	-59%	-42%	-75%	-50%	9%
Overall gross margin	68%	68%	68%	68%	68%	67%	66%	59%	67%

Business subscriber acquisition cost
per service (5)	$ 99	$ 108	$ 109	$ 97	$ 102	$ 90	$ 93	$ 118	$ 141
Average number of services subscribed to
per business customer	7.8	7.7	7.5	7.5	7.3	7.1	6.9	6.6	6.6
Business customer subscriber acquisition
cost (6)	$ 768	$ 826	$ 818	$ 723	$ 749	$ 638	$ 638	$ 785	$ 933

(1)	Includes 49 hosting customers acquired in the first quarter of fiscal 2011 from Central Host, Inc. ("Central Host").
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

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$16,664	$14,737	$1,927	13.1%
Percentage of total revenues	93.7%	92.4%
Nine months ended	$48,098	$44,095	$4,003	9.1%
Percentage of total revenues	92.5%	92.8%

Service revenues consist primarily of revenues attributable to the provision of our service and royalties earned under our VoIP technology licenses. We expect that service revenues will continue to comprise nearly all of our revenues for the foreseeable future. Service revenues increased in the third quarter of fiscal 2011 primarily due to the increase in our business customer subscriber base, which grew from 19,407 business customers on December 31, 2009, to 23,251 on December 31, 2010. The increase in service revenues for the first nine months of fiscal 2011 compared with the comparable period in fiscal 2010 also stemmed from the increase in our business customer base, which consisted of 16,013 businesses on April 1, 2009.

	December 31,		Dollar	Percent
Product revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,114	$1,207	$(93)	-7.7%
Percentage of total revenues	6.3%	7.6%
Nine months ended	$3,881	$3,434	$447	13.0%
Percentage of total revenues	7.5%	7.2%

Product revenues consist primarily of revenues from sales of IP telephones, attributable to our service. Product revenues decreased in the third quarter of fiscal 2011 primarily due to addition of the Polycom IP phones to our product mix during the third quarter of fiscal 2011 at a lower price point than the Aastra IP Phones sold in third quarter of fiscal 2010. The increase in product revenues for the first nine months of fiscal 2011compared with the comparable period in fiscal 2010 was primarily due to an increase in equipment sales to new business customers. No customer represented greater than 10% of our total revenues for the three and nine months ended December 31, 2010 and 2009. Revenues from customers outside the United States were not material for the three and nine months ended December 31, 2010 or 2009.

	December 31,		Dollar	Percent
Cost of service revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,819	$3,254	$565	17.4%
Percentage of service revenues	22.9%	22.1%
Nine months ended	$10,790	$10,290	$500	4.9%
Percentage of service revenues	22.4%	23.3%

The cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenues for the three months ended December 31, 2010 increased over the comparable period in the prior fiscal year primarily due to a $0.3 million increase in payroll and related costs, a $0.1 million increase in depreciation expense, and a $0.1 million increase in expensed computer equipment and furniture and fixtures.

Cost of service revenues for the nine months ended December 31, 2010 increased from the comparable period in the prior fiscal year primarily due to a $0.6 million increase in payroll and related costs, a $0.2 million increase in depreciation expense, a $0.2 million increase in expensed computer equipment and furniture and fixtures, and a $0.1 million increase in license and fee expenses. The increase in expenses was partially offset by a $0.6 million reduction in pricing by third party network service vendors and our use of multiple third party network provider vendors.

	December 31,		Dollar	Percent
Cost of product revenues	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,840	$1,925	$(85)	-4.4%
Percentage of product revenues	165.2%	159.5%
Nine months ended	$5,897	$5,432	$465	8.6%
Percentage of product revenues	151.9%	158.2%

The cost of product revenues consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the IP phone equipment. The cost of product revenues for the three months ended December 31, 2010 decreased slightly in absolute dollar amounts over the comparable period in the prior fiscal year primarily due to $0.1 million reduction in the shipment of equipment to customers and related freight.

Cost of product revenues for the nine months ended December 31, 2010 increased from the comparable period in the prior fiscal year primarily due to a $0.5 million increase in the shipments of equipment to customers and a $0.1 million increase in warranty expense. The increase in expense was partially offset by a $0.1 million reduction in freight expense.

	December 31,		Dollar	Percent
Research and development	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,131	$1,239	$(108)	-8.7%
Percentage of total revenues	6.4%	7.8%
Nine months ended	$3,628	$3,741	$(113)	-3.0%
Percentage of total revenues	7.0%	7.9%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred. The research and development expenses for the three and nine months ended December 31, 2010 decreased by $0.1 million over the comparable period in the prior fiscal year primarily due to a decrease in payroll and related costs.

	December 31,		Dollar	Percent
Selling, general and administrative	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,570	$8,251	$1,319	16.0%
Percentage of total revenues	53.8%	51.7%
Nine months ended	$27,453	$24,980	$2,473	9.9%
Percentage of total revenues	52.8%	52.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the third quarter of fiscal 2011 increased over the same quarter in the prior fiscal year primarily because of a $0.8 million increase in legal expenses, including a $0.6 million accrual related to the memorandum of understanding to settle a lawsuit against us, a $0.6 million increase in payroll and related costs and a $0.1 million increase in sales promotion expenses. The increase in expenses was partially offset by a $0.2 million reduction in consulting and outside service expenses and a $0.1 million reduction in third party rep commission expenses.

Selling, general and administrative expenses for the first nine months of fiscal 2011 increased over the same period in the prior fiscal year primarily because of a $1.7 million increase in payroll and related expenses, a $0.9 million increase in advertising, public relations and other marketing and promotional expenses, a $0.9 million increase in legal expenses, including a $0.6 million accrual related to the memorandum of understanding to settle lawsuit against us, a $0.1 million increase in amortization of intangibles expenses, and a $0.1 million increase in recruiting expenses. The increase in expenses was partially offset by a $0.6 million reduction in consulting and outside service expenses, $0.3 reduction in third party rep commission expenses, $0.1 million reduction in printing expenses, a $0.1 reduction in sales promotion expenses, and a $0.1 million reduction in telephone expenses.

	December 31,		Dollar	Percent
Other income, net	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$78	$7	$71	1,014.3%
Percentage of total revenues	0.4%	0.0%
Nine months ended	$112	$50	$62	124.0%
Percentage of total revenues	0.2%	0.1%

In the three and nine months ended December 31, 2010, other income, net primarily consisted of distribution of capital gains on investments and interest income earned on our cash, cash equivalents and investments. The increase in other income, net for the three and nine months ended December 31, 2010 was primarily due to distribution of capital gains on investments.

Income (loss) on change in fair	December 31,		Dollar	Percent
value of warrant liability	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$(265)	$265	-100.0%
Percentage of total revenues	0.0%	-1.7%
Nine months ended	$167	$(362)	$529	-146.1%
Percentage of total revenues	0.3%	-0.8%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The change in income on change in fair value of the warrant liability for the three and nine months ended December 31, 2010 is due to the partial exercise and expiration of the warrants in the third quarter of fiscal 2011.

	December 31,		Dollar	Percent
Provision for income tax	2010	2009	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$3	$(3)	-100.0%
Percentage of total revenues	0.0%	0.0%
Nine months ended	$7	$10	$(3)	-30.0%
Percentage of total revenues	0.0%	0.0%

The income tax provision for the three and nine months ended December 31, 2010 was primarily due to the state gross receipt and franchise taxes in several states compared to the federal alternative minimum tax, state gross receipt and franchise taxes in several states and estimated foreign subsidiary taxes offset by the federal research and development credits in lieu of bonus depreciation (Sec. 168(k)(4) election) in the three and nine months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $20.5 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the nine months ended December 31, 2010 was approximately $7.0 million, compared with $1.5 million for the nine months ended December 31, 2009. The increase in cash flow was primarily due to an increase in service and product revenues and reduction in the discounting of equipment sold in the first nine months of fiscal 2011. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, the expense associated with stock-based awards and the change in fair value of warrant liability.

Net cash used in investing activities was $5.2 million during the nine months ended December 31, 2010, compared with $0.8 million used in investing activities for the nine months ended December 31, 2009. The increase in cash used in investing activities during the nine months ended December 31, 2010 primarily related to the acquisition of investments ($2.0 million), the acquisition of Central Host, Inc. in May 2010 ($1.0 million), the purchase of additional equipment ($1.9 million), and the strategic investment in Stonyfish in April 2010 ($0.3 million).

Our financing activities for the nine months ended December 31, 2010 consisted primarily of cash used to repurchase shares of our common stock ($4.0 million) and buyback of employee stock options ($0.1 million) which was partially offset by the issuance of shares due to exercise of employee stock options and warrants ($2.6 million) and the sale of restricted shares ($0.3 million).

Contractual Obligations

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2010 totaled $156,000 with accumulated amortization of $105,000.

On May 1, 2009, we entered into a three-year lease for a new headquarters facility in Sunnyvale, California that expires in fiscal 2013. The facility lease includes rent escalation clauses and requires us to pay utilities and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a rolling 150-day notice to terminate. At December 31, 2010, the total remaining obligation under the contract was $2.2 million.

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

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities and investments are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. Part of this portfolio includes investments in mutual funds.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting.

During the third quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 - "Legal Proceedings."

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2010, which we filed with the Securities and Exchange Commission on May 27, 2010, and in quarterly reports on Form 10-Q filed subsequent to that date, in addition to the following updated risk factor disclosures.

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

Certain states take the position that offerings by VoIP companies, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the Federal Communications Commission ("FCC") has pre-empted states from regulating VoIP offerings. We cannot predict how this issue will be resolved or its impact on our business at this time. Moreover, the FCC recently granted a petition that allows states to require interconnected VoIP providers, like us, to contribute to state USF. The FCC's ruling may also result in states asserting increased jurisdiction over our services. Such an occurrence could require us to comply with regulation at the state level increasing our costs.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. The ability of the FCC to regulate broadband Internet access services has been called into question by a recent ruling of the United States Court of Appeals for the D.C. Circuit ("D.C. Circuit").

On December 23, 2010, the FCC adopted an order that would impose rules on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. While the substance of the rules and the process used by the FCC in adopting the rules differs than the FCC's previous Internet policy principles that were called into question by the D.C. Circuit, questions remain concerning the FCC's ability to adopt rules governing the conduct of fixed and wireless broadband Internet access providers. The FCC's rules are not effective yet and there is uncertainty as to whether the rules will become effective. The FCC's Order has been appealed and certain members of Congress have announced their intention to repeal the rules through legislative action. We cannot predict whether the rules will be become effective and enforceable, nor can we predict what impact these rules may have on our business at this time. While interference with access to our products and services seems unlikely such broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

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

Regarding regulation, the FCC is actively considering ways to reform USF in a manner that does not require additional statutory authority. The FCC could adopt a number of different reforms that change the methodology for contributing to USF. Depending on the reform adopted, this could result in increasing what we contribute to USF which could result in increasing the price of our offerings. We cannot predict the outcome of this proceeding on our business at this time. Additionally, the U.S. Congress, the FCC, state legislatures or state agencies may target, among other things, access or settlement charges, that are exchanged between carriers upon which we rely, imposing taxes related to Internet communications, imposing tariffs or other regulations based on encryption concerns, or the characteristics and quality of products and services that we may offer. Any new laws or regulations concerning these or other areas of our business could restrict our growth or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

There is also a risk that state Universal Service Funds may attempt to impose state USF contribution obligations and other state and local charges. As of March 31, 2009, we were collecting or remitting state USF in one state. Effective June 1, 2009, we ceased collecting and remitting state USF. At this time, at least three states, Kansas, Nebraska and New Mexico, contend that providers of interconnected VoIP services, like us, should contribute to their USF fund. On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. Subsequently, the Kansas and Nebraska state commissions filed a joint petition with the FCC seeking the ability to assess state USF contribution obligations on VoIP providers, like us, retroactively. Subsequently, the Kansas and Nebraska state commissions revised their petition dropping their request for retroactive authority to impose state USF. The FCC granted the modified petition of these two state commissions. While the FCC Order does not address the issue of retroactive contribution, it is possible that Kansas and Nebraska will continue to seek retroactive contribution obligations through alternative means. Moreover, as a result of this ruling, a number of other states have either subjected our offering to state USF or are considering imposing such obligations. We would likely pass through such fees to consumers potentially making our services less competitive with offerings available from traditional providers of telecommunications services which may result in losing customers and reducing our profits. We cannot predict the outcome of this proceeding at this time nor its impact on our business at this time.

Similar to federal USF fees, we are allowed to pass state USF fees through to consumers. However, should the FCC or another entity with jurisdiction rule that states can apply such fees on a retroactive basis, we would likely be unable to recoup such fees from our customers. Accordingly, any finding of retroactive liability would likely reduce our profits. Prospectively, should the FCC allow states to subject companies like us to state USF contribution obligations, our inability to recoup our costs or liabilities in remitting federal and state USF contributions, or other factors, could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended December 31, 2010 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program

October 1 - October 31, 2010	60,000	$2.30	60,000	$9,862,000

November 1 - November 30, 2010	36,900	2.70	36,900	9,762,276

December 1 - December 31, 2010	442,259	2.26	442,259	$8,762,286

Total	539,159	$2.30	539,159

(1)

On October 19, 2010, our board of directors had authorized us to repurchase up to $10.0 million of our common stock from time to time until October 19, 2011. The repurchases were made through open market purchases at prevailing market prices.

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

Date: January 28, 2011

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)