Form 10-K
period 2011-03-31
8X8 INC /DE/
filed 2011-05-23
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $131,529,107. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 18, 2011 was 62,112,070.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2011 for the 2011 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2011

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our voice over Internet protocol, or VoIP, telephony products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ended March 31, 2011). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

8x8 develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing and unified communications services, managed hosting and cloud-based computing services. We offer the 8x8 Virtual Office hosted PBX (private branch exchange) service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing Solutions. We launched the 8x8 Virtual Office hosted PBX business service in March 2004, the 8x8 Complete Contact Center in July 2007, the 8x8 MobileTalk service in November 2007, the 8x8 Trunking service in June 2008, the 8x8 Hosted Key System service in July 2008, the 8x8 Virtual Meeting web conferencing service in September 2009 and the 8x8 Virtual Office Pro unified communications solution in January 2010. In May 2010, we acquired Central Host, Inc., a provider of managed hosting and cloud-based computing solutions and, as of that date, began offering 8x8 Managed Hosting and Cloud-Based Computing solutions to business customers.

We initially marketed our services under the Packet8 brand. In May 2009, we began marketing our services under the 8x8 brand. As of March 31, 2011, we had more than 24,000 business customers who use our services as their primary business telephone system, including IP dial tone, long distance and all of the business class features typically associated with a traditional phone system or PBX. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The 8x8 Virtual Office suite of business phone services offers small and medium-sized businesses feature-rich, HD (high definition) audio-enhanced communications services that provide superior functionality and capabilities relative to traditional telecommunications services and business phone systems at competitive prices. The 8x8 Virtual Office solution essentially replaces an on-premise PBX telephone system with a hosted, Internet-based business phone service that is delivered over a managed or unmanaged Internet connection. We sell pre-programmed IP telephones with speakerphones and a display screen, in conjunction with our Virtual Office service plans, which enable our business customers to access additional Virtual Office features through on-screen phone menus. The 8x8 Virtual Office Pro unified communications solution, introduced in January 2010, bundles the 8x8 Virtual Office hosted PBX phone service with essential businesses communications services such as web conferencing, call recording and archiving, Internet fax, chat, voicemail and presence management and a mobile extension in a competitively priced offering. 8x8 Virtual Office Pro takes the functionality of an already powerful hosted PBX phone service to a superior feature set with remote accessibility via any web browser or smart phone, call recording, Internet fax, Virtual Meeting and integration with vital phone management and collaboration tools. In October 2010, we began selling the Virtual Office Pro service on a standalone basis so that a business customer would no longer be required to buy a physical IP telephone to access our Virtual Office services instead such access is provided by a web-based softphone and/or a mobile extension. All of our services are sold on a subscription basis at price points that are disruptive to legacy solutions because our services are implemented using our proprietary software on servers in leased data center space that are monitored and managed by us.

Available Information

We were incorporated in California in February 1987 and reincorporated in Delaware in December 1996. We maintain a corporate Internet website at the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including 8x8.

Industry Background

The technology we employ to deliver our service, known as Voice over Internet Protocol ("VoIP"), enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). IP is the most commonly used protocol for communicating on these packet switched networks. VoIP allows for the transmission of voice, video and data over these same packet-switched networks, providing an alternative to traditional telephone networks which use a fixed electrical path to carry voice signals through a series of switches to a destination.

As a result of the potential cost savings and added features of VoIP, many consumers, enterprises, traditional telecommunication service providers and cable television providers view VoIP as the future of telecommunications. VoIP has experienced significant growth in recent years due to:

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

  They use dedicated circuits for each telephone call which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted, which is an inefficient use of the investment in the network; and

  They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

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

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks. As broadband connectivity, including fiber lines, cable modem and digital subscriber line (or DSL), has become more available and less expensive, it is now possible for service providers like 8x8 to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment to these customers and increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers.

Our Strategy

Our objective is to provide reliable, scalable, and profitable worldwide Internet-based communications services with unmatched quality by leveraging our patented software technologies to deliver innovative, competitively priced offerings. We foster an environment that empowers our employees to provide excellent service to our customers and partners at every point of interaction. We intend to bring the best possible voice, video, unified communications, managed hosting and cloud-based computing services at an affordable price to businesses and enhance the ways in which these customers communicate with each other and the world. We intend to continue to focus our marketing primarily towards our business customer services.

Specific strategies to accomplish this objective include:

  Build an indirect sales channel. Our direct sales force generated more than 95% of our sales in 2011. In 2012, we intend to build an indirect sales channel to expand distribution of our products and services. In February 2011, we announced that Kim Niederman joined 8x8 as the Senior Vice President of Sales and Don Trimble joined 8x8 as the Vice President of Channel Sales. Between 2003 and 2007, Mr. Niederman was the Senior Vice President of Worldwide Sales at Polycom, and Mr. Trimble was Vice President of North American Channel Sales at Polycom between 2003 and 2008. We intend to leverage our commercial relationships with our equipment vendors and the experience of these newly hired sales executives to market our services. In addition, we will be engaging with other indirect sales channels to market our services.
  Capitalize on our technological expertise to introduce new products and features. Over the past 10 years, we have developed or acquired several core technologies that form the backbone of our video and VoIP service which we intend to use to develop product enhancements and future products. We developed the core software associated with the Virtual Office product line including the call control engine, protocol stacks and network address translation ("NAT") traversal firmware for the customer premise equipment. As a result, we are able to update the software functionality of our services without third party assistance and limit the distribution of our unique customer premise equipment features such as NAT traversal to customer premise equipment that is sold in conjunction with our services. We were the first VoIP service provider to ship two-way video-enabled hardware, and our 8x8 Virtual Office services are among the most feature-rich hosted VoIP business services in the industry.

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

Our 8x8 Services

Our services work over virtually any high-speed Internet connection worldwide to allow calls to or from any phone in the world, whether that phone is an IP phone, a mobile phone or a PSTN phone. 8x8's service utilizes IP customer premise equipment to enable plug and play installation and a familiar dial tone user interface. The 8x8 service also uses web-based technologies to enable unified communications services such as web conferencing and Internet fax as well as account setup, account management, billing and customer support. We have developed proprietary implementation of standards-based technologies underlying our 8x8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the 8x8 service, we currently resell IP telephones and videophones which utilize derivatives of our licensed semiconductor technology and unique software modifications to the protocol and application code that enable them to connect to the 8x8 IP services platform. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

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
  Unlimited calling to the US, Canada, 20 additional countries and other 8x8 subscribers, as well as low international rates;
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
    Supervised transfers; and
    View of extension status.

As of March 31, 2011, each 8x8 Virtual Office customer subscribed to an average of eight of our business services.

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

8x8 IP Telephones

In the second half of 2011, we began selling four models of Polycom IP phones and three models of Polycom IP speakerphones. The Polycom IP phones deliver enhanced equipment and service features including high definition HD audio, corporate directory display and lookup, intercom paging, shared line appearance and Power over Ethernet capability.

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

8x8 Virtual Office Pro Unified Communications

Introduced in January 2010, 8x8 Virtual Office Pro is a powerful unified communications service that allows subscribers to manage essential, advanced business communications functions online through a centralized portal. Integrated with the 8x8 Virtual Office VoIP (Voice over Internet Protocol) hosted PBX phone service, Virtual Office Pro enhances business productivity by providing users with a complete, instantly accessible suite of communication tools used in everyday business interactions. In October 2010, we began selling the Virtual Office Pro service on a standalone basis so that a business customer would no longer be required to buy a physical IP telephone to access our Virtual Office services.

8x8 Virtual Office Pro delivers these tools through an easy-to-use online dashboard which provides:

  A visual overview and online control of 8x8 Virtual Office business calling activity including point-and-click access to inbound and outbound calls and call management features such as call transfer, do not disturb (DND) and call forwarding;
  Microsoft Outlook Contacts and Corporate Directory integration;

  Virtual Meeting - allows you to create, join and invite participants to web, audio and video meetings;
  Virtual Office Mobile extension - place and receive VoIP calls and access common Virtual Office services and functions from an iPhone/iPod Touch/iPad/Android mobile handset;
  Fax - enables users to send and receive unlimited faxes using either a separate phone number for fax or the same number as your 8x8 extension;
  Call recording - enables any inbound or outbound call to be recorded and later reviewed, downloaded or deleted;
  Presence management - tells other co-workers whether you are logged in, logged off, on the phone, off the phone or currently unavailable; and
  My Inbox overview - gives a comprehensive view of all voicemails, recordings, FAX messages, calls, and chat history.

8x8 Managed Hosting and Cloud-Based Computing Solutions

In May 2010, we introduced 8x8 managed hosting and cloud-based computing solutions that enable business customers to reduce costs and gain performance and reliability advantages by eliminating in-house ownership of server equipment and costly information technology systems management staff.

Sales, Marketing and Promotional Activities

We currently sell and market our 8x8 services to end users through our direct sales force, website, and third party resellers. Our inside sales force primarily handles inbound telephone calls and website leads which are generated from third party lead generation sources and direct web advertising such as Google and Yahoo!. Our sales departments consisted of 75 employees at the end of fiscal 2011. Sales representatives are paid a base salary and monthly commission for selling our products and services. The commission is based on new sales made by the sales representative.

Competition

We face strong competition from incumbent telephone companies, cable companies and alternative voice and video communication providers. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. This will potentially become more difficult as the early adopter market for VoIP services becomes saturated and mainstream customers make up more of our target market. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and enhanced services and features. For more information regarding the risks associated with such strong competition, please refer to Item 1A, Risk Factors, included under the heading "Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and increasing or maintaining profitability."

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, CenturyLink and Verizon Communications as well as rural incumbents, such as Windstream. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have. Moreover, they also provide the broadband services that are required to use our service, which is a significant competitive advantage.

Vendors of private branch exchange ("PBX") systems and alternative voice communications providers

Competitors for the 8x8 business service include traditional PBX and key system manufacturers and their resellers, including Cisco, Avaya, Mitel, Shoretel and Toshiba, Centrex services offered by incumbent telephone companies, and VoIP services offered by XO Communications, Cbeyond and other companies.

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and detailed call record storage and billing. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform in software that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premise equipment. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by an 8x8 subscriber) are sent to one of our partner telecommunications carriers, where the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a network operations center at our headquarters in Sunnyvale, California and employ a staff of 31 individuals with experience in voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in Sunnyvale, California and have a staff of 82 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced certain customer support activities to third parties. Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions and e-mail support.

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Global Crossing, Level(3) Communications and Neutral Tandem. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

Research and Development

The VoIP market is characterized by rapid technological changes and advancements. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing 8x8 products and services. Future development also will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, support of new customer premise equipment, new unified services and the enhancement of existing products and services are essential to our success.

We currently employ 27 individuals in research, development and engineering activities in our facilities in Sunnyvale, California. Research and development expenses in each of the fiscal years ended March 31, 2011, 2010 and 2009 were $4.8 million, $5.0 million and $5.2 million, respectively.

Regulatory

Although several regulatory proceedings are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission ("FCC") and state regulatory agencies, VoIP communication services, like ours, are subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings.

The effect of any future laws, regulations and the orders on our operations, including, but not limited to, the 8x8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers, which could result in making our services less competitive with traditional telecommunications services if we increase our retail prices or decreasing our profit margins if we attempt to absorb such costs.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2011, we had been issued 76 United States patents and additional United States and foreign patent applications pending. Our patents expire on dates ranging from 2012 to 2027. We cannot predict whether our pending patent applications will result in issued patents.

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

We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others. Such claims and litigation could require us to expend substantial resources and distract key employees from their normal duties, which could have a material adverse effect on our operating results, cash flows and financial condition. The communications and software industries are subject to frequent litigation regarding patent and other intellectual property rights. Moreover, the VoIP service provider community has historically been a target of patent holders. There is a risk that we will be a target of assertions of patent rights and that we may be required to expend significant resources to investigate and defend against such assertions of patent rights. For example:

  On May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C. ("AT&T IP") expressing the belief that we must license a specified patent for use in our 8x8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. At the same time, we began an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We have continued to engage in discussions with AT&T IP to explore a mutually agreeable resolution of our respective assertions regarding these intellectual property issues. We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters.
  On April 22, 2009, we were named as a defendant, along with Comcast, Microsoft, Avaya, Embarq, and Qwest, in a complaint filed by Web Telephony, LLC in the Eastern District of Texas. On April 29, 2009, we entered into a settlement agreement with Web Telephony, which filed a motion to dismiss the lawsuit on May 8, 2009.
  On October 6, 2010, we were named a defendant in a lawsuit, Ceres Communications Technologies, LLC v. 8x8, Inc. et al., along with over a dozen other defendants, including OfficeMax, a former distributor for 8x8, as well as AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications, Inc., Skype Global S.a.r.l, Skype, Inc.,

  Time Warner Cable, Verizon Communications, Inc. and Vonage Holdings Corporation in the United States District Court for the District of Delaware. More information regarding this suit is provided below under Part I, Item 3. "LEGAL PROCEEDINGS."

  On March 15, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications, Qwest Communications International, Inc., T-Mobile USA, Inc. and Vonage Holdings Corporation in the United States District Court for the Eastern District of Virginia (Norfolk Division). More information regarding this suit is provided below under Part I, Item 3. "LEGAL PROCEEDINGS."

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

Information about Segments and Geographic Areas

We have only one reportable segment. Financial information relating to our product lines and information on revenues generated in different geographic areas are set forth Part II, Item 7 of this Report under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Results of Operations -- Revenues" and in Note 7 to our consolidated financial statements contained in Part II, Item 8 under "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Employees

As of March 31, 2011, our workforce consisted of 254 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Bryan R. Martin, Chairman, Chief Executive Officer and President. Bryan R. Martin, age 43, has served as Chairman of the Board of Directors since December 2003 and as Chief Executive Officer and as a director since February 2002. From March 2007 to November 2008, and again since April 2011, he has served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, Chief Financial Officer. Dan Weirich, age 37, has served as our Chief Financial Officer since July 2006. From November 2008 to March 2011, Mr. Weirich also served as our President. From June 2006 to July 2006, Mr. Weirich served as our Acting Chief Financial Officer. He was our Vice President of Operations from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. Prior to joining us, Mr. Weirich served in various roles for iAsiaWorks, Qwest Communications and Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Ramprakash Narayanaswamy, Chief Technology Officer and Vice President of Engineering. Ramprakash Narayanaswamy, age 46, was appointed Chief Technology Officer in April 2010 and is responsible for our research, development and engineering operations. From February 2005 to April 2010, Mr. Narayanaswamy held multiple numerous engineering roles including Vice President, Engineering. Between 1992 and 2005, Mr. Narayanaswamy served in various engineering roles for Nextance Inc., Bluelight.com and Sun Microsystems, Inc. He received his Masters degree in Computer Applications from National Institute of Technology, Tiruchirapalli, India.

Debbie Jo Severin, Chief Marketing Officer and Vice President of Marketing. Debbie Jo Severin, age 51, has served as our Chief Marketing Officer and Vice President of Marketing since March 2009. From 2003 to March 2009, Ms.

Severin served as Vice President of Marketing for Covad Communications. Prior to Covad Communications, Ms. Severin worked at PrimeOne Tele-TV, Northpoint Communications, Valiant Networks, BellSouth Telecommunications and Pacific Bell. She received a Masters Degree in Mathematics and a Bachelor of Science from the University of Alabama, Birmingham.

Kim Niederman, Senior Vice President of Sales. Kim Niederman, age 59, has served as our Senior Vice President of Sales since February 2011. From February to November 2010, Mr. Niederman was Senior Vice President of NComputing, Inc. and from January 2007 to January 2009, Mr. Niederman was Chief Executive Officer and President of Anagran, Inc. From January 2003 to January 2007, Mr. Niederman was Senior Vice President of Worldwide Sales for Polycom, Inc. Prior to Polycom, he held executive positions at Cisco Systems, Inc., FORE Systems, Inc., Hallmark Industries, Inc., Longboard, Inc. RadioLAN, Inc. and Wang Laboratories, Inc. He received a B.A. from the University of Denver.

Huw Rees, Vice President of Business Development. Huw Rees, age 49, has served as Vice President, Business Development since November 2008. He has worked for us since 1999. From January 2001 to November 2008, Mr. Rees served as our Vice President, Sales and Marketing. Prior to joining us, he worked at Mitel Corporation, GEC Plessey Inc. and Marconi PLC. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

Mehdi Salour, Vice President of Network Operations. Mehdi Salour, age 35, has served as our Vice President, Network Operations since February 2009. From February 2007 to February 2009, Mr. Salour was Vice President of Service Delivery and Support and was Director of Technical and Customer Support from January 2004 to February 2007. He received a M.S. degree in Software Engineering with concentrations in networking software and security from San Jose State University.

Garth Judge, Vice President of Research and Development. Garth Judge, age 37, has served as our Vice President of Research and Development since October 2006. Prior to that, Dr. Judge served in several lead engineering roles, including Director of Software Development, in which he was responsible for 8x8's VoIP firmware development. Dr. Judge joined 8x8 in 2000 as a firmware engineer working on the Netergy Microelectronics reference firmware for our voice and video chipsets. He received a Ph.D in Electronic Engineering from the University of Natal in South Africa, specializing in wireless telecommunications technologies.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

The success of our Company is dependent on the growth and public acceptance of 8x8 Services.

Our future success depends on our ability to significantly increase revenues generated from our 8x8 services. In turn, the success of our 8x8 voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber of an existing broadband Internet service, usually provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth of our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP service has not yet been adopted by a majority of prospective business customers. According to a report filed by the FCC in March 2011, fewer than 6% of access lines to businesses in the United States utilize interconnected VoIP services. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. We must devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions, in general, and our services in particular. Substantial, ongoing interaction with our customers in order to train and assist them with the deployment and use of our services over these networks is sometimes required. If any or all of these factors fail to occur, our business may be affected adversely.

The impact of the current economic climate and adverse credit markets may impact customer demand for our products and services.

Many of our existing and target customers are in the small and medium business sector. Although we believe our products and services are less costly than traditional telephone services, these businesses may be more likely to be significantly affected by economic downturns than larger, more established businesses. They also may be more likely to require working capital financing from local and regional banks whose lending activities have been reduced substantially since 2008, as a result of which the existing and target customers may lack the funds necessary to add new equipment and services such as ours. Additionally, these customers often have limited discretionary funds which they may choose to spend on items other than our products and services. If small and medium businesses continue to experience economic hardship, this could negatively affect the overall demand for our products and services, delay and lengthen sales cycles and lead to slower growth or even a decline in our revenue, net income and cash flows.

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. Even though our customer churn rates improved in fiscal 2011, more than 50% of our total customer churn was due to these economic issues and we cannot be certain that we will continue to experience the same improvement in churn rates given current economic conditions. Additionally, the combination of our sales cycle coupled with challenging economic conditions could have a negative impact on the results of our operations.

We have a history of losses and are uncertain of our future profitability.

We recorded operating income of approximately $6.2 million for the fiscal year ended March 31, 2011 and ended the period with an accumulated deficit of $192 million. In addition, we recorded operating income of approximately $4 million and an operating loss of approximately $3 million for the fiscal years ended March 31, 2010 and 2009, respectively. Although we achieved operating income of $6.2 million during the current fiscal year, we may incur operating losses for the foreseeable future, and such losses may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve operating profitability on an annual basis or maintain operating profitability on a quarterly basis in the future.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which gives them a significant competitive advantage. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. The FCC recently adopted rules that would prohibit providers of broadband Internet access services from blocking, degrading or engaging in other discriminatory actions. These rules are not yet effective and there is some question as to whether the rules will become effective. Moreover, the ability of the FCC to regulate broadband Internet access services has been called into question by a recent ruling of the United States Court of Appeals for the D.C. Circuit. While interference with access to our products and services seems unlikely, broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

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

Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations, that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or reduce our profit margins. Furthermore, the FCC recently ruled that states can require us to contribute to state Universal Service Fund programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the services we provide. We pass-through Universal Service Fund contributions to our customers which may result in our services becoming less competitive as compared to those provided by others.

We may become subject to state regulation for certain service offerings.

Certain states take the position that offerings by VoIP companies, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

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

Our physical infrastructure is concentrated in a few facilities and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.

Our leased network and data centers are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past. While we have not experienced a material increase in customer attrition following these events, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could materially impact our business.

Any future service interruptions could:

  Cause our customers to seek damages for losses incurred;
  Require us to replace existing equipment or add redundant facilities;
  Affect our reputation as a reliable provider of hosting services;
  Cause existing customers to cancel or elect to not renew their contracts; or

  Make it more difficult for us to attract new customers.

Any of these events could materially increase our expenses or reduce our revenue, which would have a material adverse effect on our operating results.

Increased energy costs, power outages, and limited availability of electrical resources may adversely affect our operating results.

Our data centers are susceptible to increased costs of power and to electrical power outages. Our customer contracts do not contain provisions that would allow us to pass on any increased costs of energy to our customers, which could affect our operating margins. Any increases in the price of our services to recoup these costs could not be implemented until the end of a customer contract term. Further, power requirements at our data centers are increasing as a result of the increasing power demands of today's servers. Increases in our power costs could impact our operating results and financial condition. Since we rely on third parties to provide our data centers with power sufficient to meet our needs, our data centers could have a limited or inadequate amount of electrical resources necessary to meet our customer requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. Any system downtime resulting from insufficient power resources or power outages could damage our reputation and lead us to lose current and potential customers, which would harm our operating results and financial condition.

Increased Internet bandwidth costs and network failures may adversely affect our operating results.

Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity leased from our Internet bandwidth suppliers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions or delays in network service. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

As our customer base grows and their usage of telecommunications capacity increases, we will be required to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers' usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along the increased costs to our customers.

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

We also rely on third party vendors for IP phones to utilize our service. We currently do not have long-term supply contracts with any of these vendors. As a result, most of these third party vendors are not obligated to provide products or perform services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver IP phones of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, some of our products may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

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

We have recently been named as defendants in several patent infringement lawsuits. For example:

  On April 22, 2009, we were named as a defendant, along with Comcast, Microsoft, Avaya, Embarq, and Qwest, in a complaint filed by Web Telephony, LLC in the Eastern District of Texas. On April 29, 2009, we entered into a settlement agreement with Web Telephony, which filed a motion to dismiss the lawsuit on May 8, 2009, under which we have made significant payments as described in Part II, Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIITION AND RESULTS OF OPERATIONS -- Acquired Product Rights."
  On October 6, 2010, we were named a defendant in a lawsuit, Ceres Communications Technologies, LLC ("Ceres") v. 8x8, Inc. et al., along with over a dozen other defendants, including OfficeMax, a former distributor for 8x8, as well as AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications, Inc., Skype Global S.a.r.l, Skype, Inc., Time Warner Cable, Verizon Communications, Inc. and Vonage Holdings Corporation in the United States District Court for the District of Delaware.
  On March 15, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than twenty other defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications, Qwest Communications International, Inc., T-Mobile USA, Inc. and Vonage Holdings Corporation in the United States District Court for the Eastern District of Virginia (Norfolk Division).

If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. More information regarding the two pending suits is provided below under Part I. Item 3. "LEGAL PROCEEDINGS."

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

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2011, we had been awarded 76 United States patents and have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have, in the past, licensed and, in the future, expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

Acquisitions may divert our management's attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.

In fiscal 2011, we made one acquisition and one investment in another company and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

  The difficulty of assimilating the operations and personnel of the combined companies;
  The risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;
  The potential disruption of our ongoing business;
  The diversion of management attention from our existing business;
  The inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;
  Difficulty in maintaining controls, procedures, and policies;
  The impairment of relationships with employees, suppliers, and customers as a result of any integration;
  The loss of an acquired base of customers and accompanying revenue;
  The assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow; and
  The dilution to our existing stockholders from the issuance of additional shares of common stock or reduction of earnings per outstanding share in connection with an acquisition that fails to increase the value of our company.

As a result of these potential problems and risks, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipated. In addition, there can be no assurance that any potential transaction will be successfully identified and completed or that, if completed, the acquired business or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

Increased taxes on our service will increase our customers' cost of using our service and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and the federal Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Three states currently are conducting sales tax audits of our records. In October 2009 and in August 2010, we received notices of proposed assessment as a result of two of the sales tax audits amounting to approximately $1.6 million and $0.4 million, respectively, which we consider to be unsubstantiated. As of March 31, 2011, there has been no change in the status of these assessments. We collect and have accrued for taxes that we believe are required to be remitted. While historically, the amounts that have been remitted have been within established accruals if our ultimate liability exceeds the accrued amount, it could result in significant charges to our earnings.

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

We are offering E-911 service that is similar to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For those customers located in an E-911 area, emergency calls are routed directly to an emergency services dispatcher at the PSAP in the area of the customer's registered location. The dispatcher will have automatic access to the customer's telephone number and registered location information. If a customer moves their 8x8 service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 9-1-1 call. This can lead to delays in the delivery of emergency services.

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

The FCC may require us to deploy an E911 service that automatically determines the location of our customers. The adoption of such a requirement could increase our costs that could make our service more expensive, decrease our profit margins, or both.

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

The FCC requires all interconnected VoIP providers to comply with CALEA. The FCC allows VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits companies like us to use the services provided by these third parties to comply with CALEA, we are ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy.

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

The FCC requires providers of interconnected VoIP services to comply with certain regulations pertaining to people with disabilities and to contribute to the Telecommunications Relay Services, or TRS, fund. We are also required to offer 7-1-1 abbreviated dialing for access to relay services. As of April 5, 2008, we have implemented a 7-1-1 system which routes such calls to the appropriate relay center based upon the customer's assigned telephone number. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if the FCC believes we are not compliant with these new disability requirements.

There may be risks associated with our ability to comply with the requirements of federal and other regulations related to Customer Proprietary Network Information ("CPNI").

The FCC requires providers of interconnected VoIP services to comply with its customer proprietary network information, or CPNI, rules. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill.

Under the FCC's rules, companies like us may not use CPNI without customer approval except in narrow circumstances related to the provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The rules also require more stringent security measures for access to a customer's CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.

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

We support local number portability, or LNP, which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that, in the past, has taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new customer of our services must maintain both the new 8x8 service and the customer's existing telephone service during the number transfer process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on third party carriers to transfer the numbers, as well as the delay the existing telephone service provider may contribute to the process. Local number portability is considered an important feature by many potential customers, especially our business customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers or retaining existing customers. Moreover, the FCC requires interconnected VoIP providers, like us, to comply with industry standard timeframes and a shorter timeframe for certain types of ports. If we are unable to process ports within the requisite timeframes, we could be subject to fines and/or penalties. Additionally, both customers and carriers may seek relief from the relevant state public utility commission, the FCC, and/or in state or federal court.

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

Our rate of customer terminations, or average monthly customer churn (excluding cancellations within 30 days of sign-up), was 2.3% for the fiscal year ended March 31, 2011 compared to 2.6% for the fiscal year ended March 31, 2010. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

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

As of March 31, 2011, we had cash and cash equivalents and investments of approximately $18.4 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

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

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have, in the past, been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on May 18, 2011, our common stock had a closing bid price of approximately $2.93 per share. We must also meet additional continued listing requirements contained in NASDAQ Listing Rule 5550(b), which requires that we have either (1) a minimum of $2,500,000 in stockholders' equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 18, 2011, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $178,844,000 and we were in compliance with NASDAQ Marketplace Rule 5550(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

On January 27, 2010, we were named a defendant in a lawsuit, Nikki Meierdiercks et al. v. 8x8, Inc., filed by three former employees in Santa Clara County Superior Court (the "Court") as a putative class action seeking damages and various penalties under the California Labor Code for alleged unpaid overtime, meal breaks, rest breaks and alleged late wage payments and unreimbursed business expenses. On November 9, 2010, the Company entered into a memorandum of understanding with the plaintiffs to settle the lawsuit for $625,000. We accrued this $625,000 in the third quarter of fiscal 2011. The settlement amount is still subject to approval by the Court, though the Company does not expect to incur any substantial amounts related to this litigation in the future.

On October 6, 2010, we were named a defendant in a lawsuit, Ceres Communications Technologies, LLC ("Ceres") v. 8x8, Inc. et al., along with over a dozen other defendants, including OfficeMax, a former distributor of ours, as well as AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications, Inc., Skype Global S.a.r.l, Skype, Inc., Time Warner Cable, Verizon Communications, Inc. and Vonage Holdings Corporation in the United States District Court for the District of Delaware. The plaintiff believes 8x8 has infringed one or more claims of United States Patent No. 5,774,526. On November 16, 2010, we agreed to represent and indemnify OfficeMax in this lawsuit for the time period pursuant to the terms of our prior retail agreement with them (indemnification rights survived termination of the agreement). On November 19, 2010, we filed motions to dismiss on behalf of ourselves and OfficeMax. On December 3, 2010, Ceres filed its First Amendment Complaint omitting its prior claims for induced, contributory, and willful infringement. On December 10, 2010 Ceres filed an answer to our motion to dismiss. On December 21, 2010 we amended our motion to dismiss. The judge has not yet ruled on these motions. No case schedule has been set and discovery has not yet begun. A scheduling conference with the judge is currently set for June 9, 2011. We have factual and legal defenses to these claims and are presenting a vigorous defense. The plaintiff has not made a specific monetary demand and we cannot estimate potential liability in this case at this early stage of litigation.

On November 24, 2010, we filed a lawsuit in the Southern District of Texas against Adaptive Networks and Ceres alleging false patent marking under Title 35, Section 292, of the United States Code relating to the `526 patent. On March 23, 2011, we restated our complaint to also include Helios IP, LLC, in addition to the two original defendants. The defendants have until May 27, 2011 to answer our complaint.

On March 15, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications, Qwest Communications International, Inc., T-Mobile USA, Inc. and Vonage Holdings Corporation in the United States District Court for the Eastern District of Virginia (Norfolk Division). The plaintiff believes we have infringed one or more claims of United States Patent No. 7,889,722. On April 26, 2011, Bear Creek Technologies, Inc. amended its initial complaint against the defendants to allege induced infringement. Our initial response to the complaint is due May 26, 2011. We have factual and legal defenses to these claims and are presenting a vigorous defense. The plaintiff has not made a specific monetary demand and we cannot estimate potential liability in this case at this early stage of litigation.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We completed our initial public offering on July 2, 1997 under the name 8x8, Inc. From that date through April 3, 2000, our common stock was traded on the NASDAQ National Market, or the NASDAQ, under the symbol "EGHT." From April 4, 2000 through July 18, 2001, our common stock was traded on the NASDAQ under the symbol "NTRG." Since July 19, 2001 our common stock has traded under the symbol "EGHT." In July 2002, in connection with the transformation of the NASDAQ to a national securities exchange our listing was transferred to the NASDAQ Capital Market of the NASDAQ Stock Market LLC.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 18, 2011, there were 255 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2011:
First quarter	$ 1.55	$ 1.14
Second quarter	$ 2.20	$ 1.25
Third quarter	$ 3.30	$ 2.13
Fourth quarter	$ 3.15	$ 2.41
Fiscal 2010:
First quarter	$ 0.85	$ 0.58
Second quarter	$ 1.05	$ 0.60
Third quarter	$ 1.50	$ 0.89
Fourth quarter	$ 1.63	$ 1.20

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2006 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Sales of Unregistered Securities.

On May 1, 2010, we entered into an agreement with Central Host, Inc. ("Central Host") and its sole shareholder Andrew Schwabecher, pursuant to which we acquired this provider of managed hosting services from, Mr. Schwabecher. Under the terms of the Agreement, we closed the acquisition on May 1, 2010, and paid $1,000,000 in cash and issued 432,276 shares of common stock, at an average price of $1.388 per share and calculated based on the trailing 5-day average closing price of 8x8 common stock on the NASDAQ Capital Market as of the effective date of the transaction, to Mr. Schwabecher in exchange for all of the outstanding shares of capital stock of Central Host. The shares of our common stock were not registered for sale and were issued pursuant to an exemption from the registration requirements under section 5 of the Securities Act of 1933, as amended, provided by section 4(2) thereof.

Issuer Purchases of Equity Securities.

On October 19, 2010, our board of directors authorized a stock repurchase plan for the purchase of up to $10.0 million of our common stock from time to time until October 19, 2011. The activity under the repurchase plan for the three months ended March 31, 2011 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program

January 1 - January 31, 2011	984,037	$2.72	984,037	$6,089,591

February 1 - February 28, 2011	-	-	-	6,089,591

March 1 - March 31, 2011	402,000	2.77	402,000	$4,977,295

Total	1,386,037	$2.73	1,386,037

The repurchases were made through open market purchases at prevailing market prices.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Total revenues	$70,163	$63,396	$64,674	$61,646	$53,130
Net income (loss)	$6,494	$3,879	$(2,500)	$30	$(9,930)
Net income (loss) per share:
Basic	$0.10	$0.06	$(0.04)	$0.00	$(0.16)
Diluted	$0.10	$0.06	$(0.04)	$0.00	$(0.16)
Total assets	$26,584	$23,712	$21,856	$21,551	$19,958
Fair value of warrant liability	$-	$167	$21	$335	$3,387
Accumulated deficit	$(192,346)	$(198,840)	$(202,719)	$(200,219)	$(200,249)
Total stockholders' equity	$15,861	$13,300	$9,030	$7,849	$5,377

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web- based conferencing and unified communications services. We offer the 8x8 Virtual Office hosted PBX service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, the 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. As of March 31, 2011, we had more than 24,000 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.) Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, valuation of inventories, and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included above under Part I, Item 1A, "Risk Factors."

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying 8x8 IP Telephone constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, we allocate 8x8 revenues, including activation fees, among the 8x8 IP telephones and subscriber services based on the fair value determined by their relative selling prices. Revenues allocated to these devices are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized when the related services are provided. We record revenue net of any sales-related taxes that are billed to our customers. We believe this approach results in financial statements that are more easily understood by investors. The cost of the products sold is recognized contemporaneously with the recognition of revenue.

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

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2011, the accounts receivable balance was $863,000, net of an allowance for doubtful accounts of $21,000, including a reserve for disputed credits, and an estimated returns reserve of $74,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which consist of net operating loss and tax credit carry forwards. We have recorded a valuation allowance of approximately $65.5 million as of March 31, 2011, due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

We have received inquiries, demands or audit requests from several states and municipal taxing and 9-1-1 agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We recorded no expense for the years ended March 31, 2011 and 2010 and an expense of $72,000 for the year ended March 31, 2009, respectively, as our estimate of the increase in probable tax exposure for such assessments.

Stock-Based Compensation

We account for our employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan and the 2006 Stock Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Purchase Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. We have adopted the modified prospective transition method as provided by ASC 718 and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2010 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on ASC 718 (formerly SFAS No. 123) criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on ASC 718 (formerly SFAS No. 123(R)) criteria. In conjunction with the adoption of ASC 718, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share- based payment awards granted subsequent to April 1, 2006 has been recognized using the straight-line single- option method. Stock-based compensation expense included in fiscal 2011 included the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants and stock purchase rights under the Purchase Plans for actual and pro forma stock-based compensation we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2011, 2010 and 2009, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

ASC 718 requires us to calculate the additional paid in capital pool ("APIC Pool") available to absorb tax deficiencies recognized subsequent to adopting ASC 718, as if we had adopted ASC 718 at its effective date of January 1, 1995. There are two allowable methods to calculate our APIC Pool: (1) the long form method or (2) the short form method as set forth in ASC 718. We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of ASC 718, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, we are not recognizing deferred tax assets for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. We use the "with and without" approach as described in ASC 740, in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax and as such, we recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.

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

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Gross business customer additions (1)	3,009	2,798	2,450	2,756	2,875	2,785	2,609	2,907	2,792
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	1,645	1,524	1,459	1,592	1,616	1,331	1,416	1,371	1,245
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	2.3%	2.2%	2.2%	2.5%	2.7%	2.4%	2.7%	2.7%	2.7%
Total business customers (3)	24,385	23,251	22,167	21,362	20,428	19,407	18,199	17,266	16,013

Business customer average monthly
service revenue per customer (4)	$ 204	$ 209	$ 209	$ 208	$ 204	$ 204	$ 201	$ 196	$ 202

Overall service margin	78%	77%	78%	78%	77%	78%	76%	76%	71%
Overall product margin	-73%	-65%	-57%	-38%	-43%	-59%	-42%	-75%	-50%
Overall gross margin	67%	68%	68%	68%	68%	68%	67%	66%	59%

Business subscriber acquisition cost
per service (5)	$ 91	$ 99	$ 108	$ 109	$ 97	$ 102	$ 90	$ 93	$ 118
Average number of services subscribed
to per business customer	8.0	7.8	7.7	7.5	7.5	7.3	7.1	6.9	6.6
Business customer subscriber
acquisition cost (6)	$ 725	$ 768	$ 826	$ 818	$ 723	$ 749	$ 638	$ 638	$ 785

(1)	Includes 49 hosting customers acquired in the first quarter of fiscal 2011 from Central Host, Inc. ("Central Host").
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

(3)	Business customers are defined as customers paying for service. Customers that are currently in the 30- day trial period are considered to be customers that are paying for service.
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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

REVENUES
	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Service revenues	$64,998	$58,683	$58,486	$6,315	10.8%	$197	0.3%
Percentage of total revenues	92.6%	92.6%	90.4%

Service revenues consist primarily of revenues attributable to the provision of our 8x8 services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2011, compared with fiscal year 2010, was primarily attributable to an $11.1 million increase in 8x8 service revenues resulting from growth of our business service subscriber base and a $0.2 million increase in professional service fees. Our business service subscriber base grew from approximately 20,000 customers at the end of fiscal 2010 to approximately 24,000 customers on March 31, 2011. The increase was partially offset by a decrease of $5.0 million attributable to residential services. The decrease in service revenues from residential customers resulted from a reduction in our residential customer base. These changes are consistent with the redirection of our marketing efforts toward our business customer service. We expect the trends to continue in future periods.

The increase in fiscal year 2010, compared with fiscal year 2009, was primarily attributable to a $9.5 million increase in 8x8 service revenues resulting from the growth of our business service subscriber base. Our business service subscriber base grew from approximately 16,000 customers at the end of fiscal 2009 to approximately 20,000 customers on March 31, 2010. The increase was offset by a decrease of $9.3 million attributable to residential services. The decrease in service revenues from residential customers resulted from a reduction in our residential customer base.

	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Product revenues	$5,165	$4,713	$6,188	$452	9.6%	$(1,475)	-23.8%
Percentage of total revenues	7.4%	7.4%	9.6%

Product revenues consist primarily of revenues from sales of IP telephones, primarily attributable to our 8x8 service.

The increase in fiscal year 2011 from fiscal year 2010 resulted from a $0.6 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases. However, product revenue attributable to residential and video service declined by $0.1 million.

The decrease in product revenues in fiscal year 2010 from fiscal year 2009 resulted from a selling price reduction as we elected to increase the subsidy on IP telephone sales to business service customers and a decline in product revenue attributable to residential and videophone service customers.

No single customer represented more than 10% of our total revenues during fiscal 2011, 2010 or 2009.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2011	2010	2009
United States	$69,455	$63,272	$64,633
Other locations	708	124	41
	$70,163	$63,396	$64,674

COST OF REVENUES
	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Cost of service revenues	$14,508	$13,599	$15,714	$909	6.7%	$(2,115)	-13.5%
Percentage of service revenues	22.3%	23.2%	26.9%

Cost of service revenues primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

The increase in the cost of service revenues for fiscal 2011 from fiscal 2010 was primarily due to a $0.9 million increase in payroll and related expenses, a $0.3 million increase in depreciation expenses, a $0.2 million increase in expensed computer equipment and furniture and fixtures, a $0.1 million increase in recruiting expenses, a $0.1 million increase in license and fee expenses, and a $0.1 million increase in repair and maintenance expenses. The increase in cost of service revenues was partially offset by a $0.7 reduction in the prices we pay to third party network service vendors, reduction of related accruals, as well as our use of multiple third party network provider vendors, which allows us to route call and network traffic to the third party network provider vendor with the most favorable pricing, and a $0.1 decrease in consultant and outside service expenses.

Cost of service revenues for fiscal 2010 compared with fiscal 2009 decreased $2.1 million primarily due to a reduction in the prices we pay to third party network service vendors, as well as our use of multiple third party network provider vendors. The reduction in pricing by third party network service vendors was partially offset by an increase in personnel and licenses fee costs compared with the prior fiscal year.

Service margin has improved because revenue from business customers has a higher margin than revenue from residential customers and product margins have declined due to more aggressive discounting on the telephones.

	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Cost of product revenues	$8,115	$7,257	$7,135	$858	11.8%	$122	1.7%
Percentage of product revenues	157.1%	154.0%	115.3%

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

The increase in the cost of product revenues for fiscal 2011 from fiscal 2010 was primarily due to a $1.0 million increase in the shipment of equipment to our business customers. The increase in cost of product revenues was partially offset by a $0.1 million decrease in freight costs.

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

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Research and development	$4,819	$5,049	$5,212	$(230)	-4.6%	$(163)	-3.1%
Percentage of total revenues	6.9%	8.0%	8.1%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs, including software development costs, as they are incurred.

The decrease in research and development expenses for fiscal 2011 from fiscal 2010 was primarily attributable to the sale of our French research and development subsidiary in April 2010 offset by an increase in payroll and related expenses in the United States.

The decrease in research and development expenses for fiscal 2010 from fiscal 2009 was primarily attributable to a decrease in overall expenses partially offset by an increase in personnel and contractor headcount expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Selling, general and administrative	$36,477	$33,516	$39,680	$2,961	8.8%	$(6,164)	-15.5%
Percentage of total revenues	52.0%	52.9%	61.4%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer service, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in selling, general and administrative expenses for fiscal 2011 from fiscal 2010 was primarily due to a $2.3 million increase in payroll and related expenses, a $0.8 million increase in advertising expenses, a $0.8 million increase in legal expenses, including a $0.6 million accrual related to the memorandum of understanding to settle a lawsuit against us, a $0.1 million increase in recruiting expenses, a $0.1 million increase in amortization of customer relationship intangible asset and a $0.1 million increase in bad debt expense. This increase was partially offset by a $0.7 million reduction in consulting and outside service expenses primarily due to reduction in third party customer service fees, reduction or conversion of temporary personnel, and reduction of outside service expense due to one time project completed in fiscal 2010, a $0.4 million reduction in indirect channel commission expenses, a $0.1 million reduction in printing expenses and a $0.1 million reduction in telephone expenses.

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

INTEREST INCOME AND OTHER, NET

	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Interest income and other, net	$138	$53	$298	$85	160.4%	$(245)	-82.2%
Percentage of total revenues	0.2%	0.1%	0.5%

Our interest income and other, net, primarily consists of interest and investment income earned on our cash, cash equivalents and investment balances. This item primarily consisted of capital gains distribution and interest income in fiscal 2011, 2010 and 2009.

The increase in other income for fiscal 2011 from fiscal 2010 consists primarily of an increase in capital gain distributions due on mutual funds purchased in the third quarter of fiscal 2011.

The decrease in other income for fiscal 2010 from fiscal 2009 consists primarily of a reduction in interest and investment income earned on our cash, cash equivalents and investment balances due to lower interest rates.

INCOME ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY
	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Income (loss) on change in fair
value of warrant liability	$167	$(146)	$314	$313	-214.4%	$(460)	-146.5%
Percentage of total revenues	0.2%	-0.2%	0.5%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The change in income on change in fair value of the warrant liability for fiscal 2011 compared to fiscal 2010 is due to the partial exercise and expiration of all remaining warrants in the third quarter of fiscal 2011.

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

PROVISION FOR INCOME TAXES
	Years Ended March 31,			Year-over-Year Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollar amounts in thousands)
Provision for income taxes	$55	$3	$45	$52	1733.3%	$(42)	100.0%
Percentage of total revenues	0.1%	0.0%	0.1%

The effective tax rate for the fiscal year ended March 31, 2011 differed from the statutory federal income tax rate primarily because we utilized prior net operating losses and available tax credits while we have a valuation allowance against our deferred tax assets. Therefore, our income tax provision has consisted primarily of minimum and capital state income taxes and foreign income tax.

At March 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $153.4 million and $89.9 million, respectively, that expire at various dates beginning in 2012 and continuing through 2031. In addition, at March 31, 2011, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.5 million and $2.7 million, respectively. The federal credit carryforwards will begin expiring in 2021 continuing through 2031, while the California credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be impaired or limited in certain circumstances.

At March 31, 2011 and 2010, we had gross deferred tax assets of approximately $65.5 million and $68.7 million, respectively. Because of uncertainties regarding the realization of deferred tax assets, we have applied a full valuation allowance as of March 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $18.4 million of cash and cash equivalents and investments. By comparison, at March 31, 2010, we had $18.1 million in cash and cash equivalents. We currently have no borrowing arrangements.

2010 to 2011

Net cash provided by operating activities for fiscal 2011 was $8.6 million, compared with $2.5 million provided by operating activities for fiscal 2010. Cash used in or provided by operating activities has historically been affected by:

  the amount of net income;
  sales of subscriptions;
  changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals;
  add-backs of non-cash expense items such as depreciation and amortization; and
  the expense associated with stock-based awards.

Net cash used in investing activities was $5.4 million in fiscal 2011, compared with $0.9 million used in investing activities in fiscal 2010. The increase in cash used in investing activities during fiscal 2011 is primarily related to the acquisition of investments ($2.0 million), the acquisition of Central Host in May 2010 ($1.0 million), a strategic investment in Stonyfish in April 2010 ($0.3 million) and the purchase of additional equipment ($2.1 million) related to the build-out of our new East Coast data center and growth in our data centers on the West Coast for voice and managed hosting services.

Net cash used in financing activities was $4.8 million in fiscal 2011, compared with $0.1 million provided by financing activities in fiscal 2010. Our financing activities for fiscal 2011 used cash of $7.7 million for the repurchase of shares of common stock under our share repurchase plan and $0.5 million for the buyout of employee stock options under the existing provisions of our 1996 Stock Plan and 1999 Nonstatutory Stock Option Plan. The use of cash in financing activities in fiscal 2011 was partially offset by $3.4 million in cash provided by the issuance of common stock under our Purchase Plans, the issuance of shares related to the exercise of warrants, and the issuance of restricted shares.

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

Our financing activities for fiscal 2010 provided cash of $0.4 million from the issuance of common stock under our Purchase Plans which was offset by $0.2 million used to repurchase shares of common stock under our share repurchase plan. Our financing activities for fiscal 2009 provided cash of $0.4 million from the issuance of common stock under the Employee Stock Purchase Plan.

Although we have achieved positive cash flows from operations in the fiscal year ended March 31, 2011, 2010 and 2009, historical net losses and negative cash flows have been funded primarily through the issuance of equity securities and borrowings. Based on our current expectations, we believe that our current cash and cash equivalents and short-term investments, together with cash expected to be generated from future operations, will be sufficient to satisfy our expected working capital and capital expenditure requirements for the next 12 months. Nevertheless, our future capital requirements will depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new services or products, the costs to ensure access to our telecommunications services, the continuing market acceptance of our service and products, the amount of future share repurchase programs, and the extent to which we use our cash to acquire other businesses. However, if we do not meet our plan, we could be required, or might elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us at all. We also might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, but we cannot be assured that our capital-raising efforts will be successful.

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2011 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2012	2013	2014	2015	2016	Total
Capital leases	$40	$7	$-	$-	$-	$47
Office leases	657	284	-	-	-	941
Purchase obligations
Third party customer support provider	2,158	-	-	-	-	2,158
Third party network service providers	541	23	-	-	-	564
Open purchase orders	48	-	-	-	-	48
	$3,444	$319	$-	$-	$-	$3,758

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at March 31, 2011 totaled $156,000 with accumulated amortization of $114,000.

On May 1, 2009, we entered into a three-year lease for a new headquarters facility in Sunnyvale, California that expires in fiscal 2013. The facility leases include rent escalation clauses and require us to pay utilities and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At March 31, 2011, the total remaining obligation under the contract was $2.2 million.

We entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2012 and 2013. At March 31, 2011, the total remaining obligations under these contracts were $0.6 million.

At March 31, 2011, we had open purchase orders of $48,000, primarily related to inventory purchases from our contract manufacturers. These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

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

During the years ended March 31, 2011 and 2010, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets at March 31, 2011 and 2010	39
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2011	40
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2011	41
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2011	42
Notes to Consolidated Financial Statements	43
FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts Schedules other than the one listed above have been omitted because they are inapplicable, because the required information has been included in the financial statements or notes thereto, or the amounts are immaterial.	66
Consolidated Quarterly Financial Data	67

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of 8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company) as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2011. Our audit also included the financial statement Schedule II- Valuation and Qualifying Accounts. We also have audited the Company's internal control over financial reporting as of March 31, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc. and consolidated subsidiaries, as of March, 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/ Moss Adams LLP

San Francisco, California
May 20, 2011

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,474	$18,056
Short-term investments	1,927	-
Accounts receivable, net of allowance of $21 and $36	863	554
Inventory	2,105	2,174
Deferred cost of goods sold	123	107
Other current assets	584	558
Total current assets	22,076	21,449
Property and equipment, net	2,398	1,871
Intangible assets, net	214	-
Goodwill	1,210	-
Other assets	686	392
Total assets	$26,584	$23,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,551	$3,780
Accrued compensation	1,722	1,444
Accrued warranty	362	331
Accrued taxes	1,828	1,804
Deferred revenue	835	1,310
Other accrued liabilities	1,386	1,465
Total current liabilities	10,684	10,134

Non-current liabilities	39	111
Fair value of warrant liability	-	167

Total liabilities	10,723	10,412

Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2011
and at March 31, 2010	-	-
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at March 31, 2011 and March 31, 2010;
Issued and outstanding: 62,379,030 shares
at March 31, 2011 and 63,172,536 shares at March 31, 2010	62	63
Additional paid-in capital	208,218	212,077
Accumulated other comprehensive loss	(73)	-
Accumulated deficit	(192,346)	(198,840)
Total stockholders' equity	15,861	13,300
Total liabilities and stockholders' equity	$26,584	$23,712

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2011	2010	2009
Service revenues	$64,998	$58,683	$58,486
Product revenues	5,165	4,713	6,188
Total revenues	70,163	63,396	64,674

Operating expenses:
Cost of service revenues	14,508	13,599	15,714
Cost of product revenues	8,115	7,257	7,135
Research and development	4,819	5,049	5,212
Selling, general and administrative	36,477	33,516	39,680
Total operating expenses	63,919	59,421	67,741
Incone (loss) from operations	6,244	3,975	(3,067)
Other income, net	138	53	298
Income (loss) on change in fair value of warrant liability	167	(146)	314
Income (loss) before provision for income taxes	6,549	3,882	(2,455)
Provision for income taxes	55	3	45
Net income (loss)	$6,494	$3,879	$(2,500)

Net income (loss) per share:
Basic	$0.10	$0.06	$(0.04)
Diluted	$0.10	$0.06	$(0.04)

Weighted average number of shares:
Basic	63,087	62,861	62,317
Diluted	65,873	63,262	62,317

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2008	62,067,269	$62	$208,001	$5	$(200,219)	$7,849
Issuance of common stock under
stock plans	513,770	1	317	-	-	318
Issuance of common stock on
exercise of warrant	105,000	-	73	-	-	73
Stock compensation charge	-	-	3,295	-	-	3,295
Unrealized investment loss	-	-	-	(5)	-
Net loss	-	-	-	-	(2,500)
Total comprehensive loss	-	-	-	-	-	(2,505)
Balance at March 31, 2009	62,686,039	63	211,686	-	(202,719)	9,030
Issuance of common stock under
stock plans	768,873	-	399	-	-	399
Repurchase of common stock	(282,376)	-	(212)	-	-	(212)
Stock compensation charge	-	-	204	-	-	204
Net income	-	-	-	-	3,879
Total comprehensive income	-	-	-	-	-	3,879
Balance at March 31, 2010	63,172,536	63	212,077	-	(198,840)	13,300
Issuance of common stock under
stock plans	1,869,546	2	2,272	-	-	2,274
Issuance of common stock on
exercise of warrant	293,281	-	880			880
Issuance of common stock for						-
acquisition of Central Host, Inc.	432,276	-	600			600
Issuance of restricted common stock	200,000	-	278			278
Repurchase of common stock	(3,588,609)	(3)	(7,808)	-	-	(7,811)
Buyback of employee stock options	-	-	(539)			(539)
Stock compensation charge	-	-	458	-	-	458
Unrealized investment loss	-	-	-	(73)
Net income	-	-	-	-	6,494
Total comprehensive income	-	-	-	-	-	6,421
Balance at March 31, 2011	62,379,030	$62	$208,218	$(73)	$(192,346)	$15,861

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,494	$3,879	$(2,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,329	998	1,269
Stock compensation expense	458	204	3,295
Loss (Income) on change in fair value of warrant liability	(167)	146	(314)
Amortization of discount and premium on marketable securities	-	-	(8)
Change in inventory reserve	40	(422)	598
Change in doubtful accounts receivable	49	113	361
(Gain)/loss on disposal of fixed assets	(5)	3	159
Changes in assets and liabilities:
Accounts receivable, net	(358)	(253)	1,032
Inventory	29	545	(1,356)
Other current and noncurrent assets	75	41	(406)
Deferred cost of goods sold	(16)	86	750
Accounts payable	916	(1,323)	(177)
Accrued compensation	278	180	216
Accrued warranty	31	3	14
Accrued taxes	24	27	(1,119)
Deferred revenue	(475)	(944)	(885)
Other current and noncurrent liabilities	(113)	(792)	1,325
Net cash provided by operating activities	8,589	2,491	2,254

Cash flows from investing activities:
Acquisitions of property and equipment	(2,057)	(1,052)	(801)
Restricted cash decrease	-	100	-
Purchase of investments	(2,000)	-	-
Purchase of strategic investment	(315)	-	-
Acquisition of Central Host, Inc., net of cash acquired	(998)	-	-
Proceeds from the sale of property and equipment	6	4	-
Maturities of short-term investments	-	-	3,385
Net cash provided by (used in) investing activities	(5,364)	(948)	2,584

Cash flows from financing activities:
Capital lease payments	(38)	(50)	(38)
Repurchase of common stock	(7,662)	(212)	-
Buyback of employee stock options	(539)	-	-
Proceeds from exercise of warrants	880	-	-
Proceeds from issuance of common stock	278	-	-
Proceeds from issuance of common stock under employee stock plans	2,274	399	391
Net cash provided by (used in) financing activities	(4,807)	137	353
Net increase (decrease) in cash and cash equivalents	(1,582)	1,680	5,191
Cash and cash equivalents, beginning of year	18,056	16,376	11,185
Cash and cash equivalents, end of year	$16,474	$18,056	$16,376

Supplemental and non-cash disclosures:
Issuance of common stock in connection with acquisition of Central Host	$600	$-	$-
Acquisition of net assets in connection with acquisition of Central Host	$80	$-	$-
Transfer of of net assets in purchase of strategic investment	$41	$-	$-
Assets acquired under capital lease	$-	$46	$-
Interest paid	$10	$29	$9

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

The Company offers the 8x8 Virtual Office hosted PBX service, 8x8 Complete Contact Center service, 8x8 Trunking service, 8x8 Hosted Key System service, 8x8 MobileTalk service, 8x8 Virtual Meeting web conferencing service, 8x8 Virtual Office Pro unified communications solution and 8x8 Managed Hosting and Cloud-Based Computing solutions. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand. As of March 31, 2011, the Company had more than 24,000 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The 8x8 Virtual Office suite of business phone services offers small and medium sized businesses feature-rich, HD (high definition) audio-enhanced communications services that eliminate the need for traditional telecommunications services and business phone systems. The 8x8 Virtual Office solution essentially replaces an on-premise PBX (private branch exchange), telephone system with a hosted, Internet-based business phone service that is delivered over a managed or unmanaged Internet connection. The Company sells pre-programmed IP telephones with speakerphones and a display screen, in conjunction with its Virtual Office service plans, which enable its business customers to access additional Virtual Office features through on-screen phone menus. The 8x8 Virtual Office Pro unified communications solution, introduced in January 2010, bundles the 8x8 Virtual Office hosted PBX phone service with essential businesses communications services such as web conferencing, call recording and archiving, Internet fax, chat, voicemail and presence management and a mobile extension in a competitively priced offering. 8x8 Virtual Office Pro takes the functionality of an already powerful hosted PBX phone service to a new level with high fidelity HD voice, remote accessibility via any web browser or smart phone and integration with vital collaboration tools

The 8x8 Managed Hosting and Cloud-Based Computing solutions offers the ability to enable business customers to reduce costs and gain performance and reliability advantages by eliminating in-house ownership of server equipment and costly information technology (IT) systems management staff.

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

License and related revenue

During fiscal 2011, 2010 and 2009, revenues from software and technology licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties surrounding product acceptance exist, fees from the agreement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

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

The Company's investments are comprised of money market and mutual funds. At March 31, 2011 and 2010, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments were (in thousands):

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2011	Costs	Loss	Fair Value
Money market funds	$14,358	$-	$14,358
Mutual Funds	2,000	(73)	1,927
Total available-for-sale investments	$16,358	$(73)	$16,285

Included in (in thousands):
Cash and cash equivalents			$14,358
Short-term investments			1,927
Total			$16,285

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2010	Costs	Loss	Fair Value
Money market funds	$16,733	$-	$16,733
Total available-for-sale investments	$16,733	$-	$16,733

Included in (in thousands):
Cash and cash equivalents			$16,733
Total			$16,733

ACCOUNTS RECEIVABLE ALLOWANCE

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Inventory reserves are established when conditions indicate that the current replacement cost or market is below the carrying value due to obsolescence, changes in price levels, or other causes. Reserves are established for excess inventory generally based on inventory levels in excess of demand, as determined by management, for each specific product. Inventory at March 31, 2011 and 2010 was comprised of the following:

	March 31,
	2011	2010
	(in thousands)
Work-in-process	$1,510	$1,701
Finished goods	595	473
	$2,105	$2,174

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at March 31, 2011 and 2010 was comprised of the following:

	March 31,
	2011	2010
	(in thousands)
Machinery and computer equipment	$5,817	$4,619
Furniture and fixtures	251	261
Licensed software	1,915	1,935
Leasehold improvements	262	253
	8,245	7,068
Less: accumulated depreciation and amortization	(5,847)	(5,197)
	$2,398	$1,871

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the loss from operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited.

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

ACQUIRED PRODUCT RIGHTS

On April 29, 2009, the Company resolved a patent litigation matter with Web Telephony by entering into a license and settlement agreement that resolved all legal claims between the companies. As part of the settlement, the Company agreed to pay eight quarterly payments totaling $800,000 between April 2009 and December 2010. Under the transaction, the Company expensed $339,000 of the patent settlement costs during the year ended March 31, 2009 that were related to benefits received by the Company in and during the periods prior to fiscal year 2009. The remaining license amount was recorded as other long term assets as of March 31, 2009 and is being amortized to cost of service revenues in the Consolidated Statements of Operations over the remaining life of the primary patent, which expires in September 2017.

WARRANTY EXPENSE

The Company accrues for estimated product warranty cost upon revenue recognition. Accruals for product warranties are calculated based on the Company's historical warranty experience adjusted for any specific requirements.

WARRANT LIABILITY

The Company accounts for its warrants in accordance with ASC 480-10 which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. The Company previously had two outstanding warrants that were classified as liabilities. Both warrants included a provision requiring the Company to deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within the control of the Company that could prevent delivery of registered shares, ASC 480-10 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income (loss) in change in fair value of warrant liability. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. Both of these warrants expired on December 19, 2010.

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Research and development costs are charged to operations as incurred. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with ASC 350-40, the Company capitalizes purchase and implementation costs of internal use software. In accordance with ASC 350-40, the Company capitalized $0 in each of fiscal 2011, 2010 and 2009.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $5.9 million, $5.0 million and $7.3 million for the years ended March 31, 2011, 2010 and 2009, respectively.

SUBSCRIBER ACQUISITION COSTS

Subscriber acquisition costs are expensed as incurred and include the advertising, marketing, promotions, commissions, rebates and equipment subsidy costs associated with the Company's efforts to acquire new subscribers.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. If the functional currency is the local currency, resulting translation adjustments are reflected as a separate component of stockholders' equity. If the functional currency is the U.S. dollar, resulting conversion adjustments are included in the results of operations. Foreign currency transaction gains and losses, which have been immaterial, are also included in results of operations. Total assets of the Company's foreign subsidiaries were $0, $69,000 and $150,000 as of March 31, 2011, 2010 and 2009, respectively. At March 31, 2011, the U.S. dollar was the functional currency for all foreign subsidiaries. The Company does not undertake any foreign currency hedging activities.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. The Company has not experienced any material losses relating to its investment instruments.

The Company sells its products to consumers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For the years ended March 31, 2011 and 2009, the Company experienced minimal write-offs for bad debts and doubtful accounts. For the year ended March 31, 2010, the Company wrote-off one customer accounts receivable for approximately $0.3 million that had been fully reserved as of March 31, 2009. At March 31, 2011, no customer accounted for more than 10% of accounts receivable. At March 31, 2010, one customer accounted for 12% of accounts receivable.

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

The Company also relies primarily on third party network service providers to provide telephone numbers and PSTN call termination and origination services for its customers. If these service providers failed to perform their obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan and the 2006 Stock Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Purchase Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. The Company has elected to adopt the modified prospective transition method as provided by ASC 718 and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.

To value option grants and stock purchase rights under the Purchase Plans for stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2011, 2010 and 2009, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2010 and 2009 included both the unvested portion of stock-based awards granted prior to April 1, 2006 and stock-based awards granted subsequent to April 1, 2006. Stock options granted in periods prior to fiscal 2007 were measured based on ASC 718 (formerly SFAS No. 123) criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on ASC 718 (formerly SFAS No. 123(R)) criteria. In conjunction with the adoption of ASC 718, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single- option method. Stock-based compensation expense included in fiscal 2011, 2010 and 2009 includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On January 27, 2009, when the share price of the Company's stock closed at $0.55 per share, the Company's board of directors approved the acceleration of unvested stock options to purchase 3,902,186 shares of common stock. 1,737,509 of these shares are subject to options held by the Company's executive officers and directors. These options of the Company's executive officers and directors, taken as a whole, have a weighted average exercise price of $1.06 per share and range from $0.63 to $1.79 per share, and a weighted average remaining vesting term of 2.85 years. Approximately $1.1 million of the $2.4 million stock-based compensation charge related to this modification applies to the options held by the Company's executive officers and directors.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the years ended March 31, 2011, 2010 and 2009 that was recorded as follows (in thousands):

	Years Ended March 31,
	2011	2010	2009
Cost of service revenues	$50	$20	$216
Cost of product revenues	-	-	47
Research and development	111	63	542
Selling, general and administrative	297	121	2,490
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	458	204	3,295
Tax benefit	-	-	-
Stock based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$458	$204	$3,295

ASC 718 requires the Company to calculate the additional paid in capital pool ("APIC Pool") available to absorb tax deficiencies recognized subsequent to adopting ASC 718, as if the Company had adopted ASC 718 at its effective date of January 1, 1995. There are two allowable methods to calculate the Company's APIC Pool: (1) the long form method and (2) the short form method as set forth in ASC 718. The Company has elected to use the long form method under which the Company tracks each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of ASC 718, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. The Company uses the "with and without" approach as described in ASC 718, in determining the order in which its tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of the Company have been considered in the annual tax accrual computation. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing the Company's research and development tax and as such, the Company recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.

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

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements that Include Software Elements a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-14"). ASU 2009-14 amends the scope of preexisting software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of ASU 2009-14 did not have a material impact on the Company's consolidated results of operation and financial condition.

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

In December 2010, FASB issued ASU 2010-28, "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated results of operation and financial condition.

In December 2010, FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated results of operation and financial condition.

COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income and comprehensive income is due to unrealized gains or losses on investments classified as available-for-sale. Comprehensive income is reflected in the consolidated statements of stockholders' equity.

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

	Years Ended March 31,
	2011	2010	2009

Numerator:
Net income (loss) available to common stockholders	$6,494	$3,879	$(2,500)

Denominator:
Common shares	63,087	62,861	62,317

Denominator for basic calculation	63,087	62,861	62,317
Employee stock options	2,564	318	-
Employee stock purchase plan	-	-	-
Employee restricted purchase rights	222	83	-
Warrants	-	-	-
Denominator for diluted calculation	65,873	63,262	62,317

Net income (loss) per share
Basic	$0.10	$0.06	$(0.04)
Diluted	$0.10	$0.06	$(0.04)

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Years Ended March 31,
	2011	2010	2009
Common stock options	1,093	8,403	10,736
Stock purchase rights	33	1	100
Warrants	-	1,786	5,445
	1,126	10,190	16,281

2. INCOME TAXES

For the year ended March 31, 2011, 2010 and 2009, the Company recorded a provision for income taxes of $55,000, $3,000 and $45,000, respectively, which was attributable to state tax in several states and foreign tax, offset by federal refund in lieu of bonus depreciation (in accordance with the Economic Stimulus Act of 2010). The components of the consolidated provision for income taxes for fiscal 2011, 2010 and 2009 consisted of the following (in thousands):

	March 31,
Current:	2011	2010	2009
Federal	$-	$(77)	$(72)
State	53	70	64
Foreign	2	10	53
	$55	$3	$45

The Company's income (loss) before income taxes included $3,000, $38,000 and $38,000 of foreign subsidiary income for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
	2011	2010
Research and development credit carryforwards	$2,196	$2,517
Net operating loss carryforwards	57,484	57,714
Inventory valuation	133	95
Reserves and allowances	1,392	1,817
Fixed assets and intangibles	4,279	6,548
	65,484	68,691
Valuation allowance	(65,484)	(68,691)
Total	$-	$-

Because of uncertainties regarding the realization of deferred tax assets, management has applied a full valuation allowance as of March 31, 2011 and 2010.

At March 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $153.4 million and $89.9 million, respectively, which expire at various dates beginning in 2012 and continuing through 2031. The net operating loss carryforwards include approximately $10.0 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2011, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.5 million and $2.7 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2021 and continuing through 2031, while the California credits will carry forward indefinitely.

A reconciliation of the tax provision (benefit) to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2011	2010	2009
Tax provision (benefit) at statutory rate	$2,226	$1,320	$(835)
State income taxes before valuation allowance,
net of federal effect	372	298	20
Research and development credits	(128)	(112)	(100)
Change in valuation allowance	(2,147)	(1,536)	395
Income from change in fair value of warrant liability	(57)	50	(107)
Compensation/option differences	(291)	(20)	(5)
Non-deductible compensation	75	51	674
Other	5	(48)	3
	$55	$3	$45

Effective April 1, 2007, the Company adopted the provisions of ASC 740, which clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise's financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Unrecognized Tax Benefits
	2011	2010	2009
Balance at beginning of year	$1,743	$2,206	$2,122
Gross increases - tax position in prior period	-	-	-
Gross decreases - tax position in prior period	(157)	(586)	(27)
Gross increases - tax positions related to the current year	140	123	111
Settlements	-	-	-
Lapse of statue of limitations	-	-	-
Balance at end of year	$1,726	$1,743	$2,206

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.7 million, but any effect would have been fully offset by the application of the valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized, they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined that its deferred tax assets are more likely than not realizable. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1995 through fiscal 2011 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the fiscal year 2007 through 2011 tax years remain subject to examination by their respective tax authorities.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	3/31/2011

Cash equivalents:
Money market funds	$14,358	$-	$-	$14,358

Short-term investments:
Mutual funds (1)	-	1,927	-	1,927

Total	$14,358	$1,927	$-	$16,285

(1) The fair value of mutual funds is determined based on published net asset values. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, during the years ended March 31, 2011, 2010 and 2009 were as follows (in thousands):

	Years Ended March 31,
	2011	2010	2009
Balance at beginning of year	$331	$328	$314
Accruals for warranties	446	446	366
Payments	(415)	(404)	(352)
Changes in estimates	-	(39)	-
Balance at end of year	$362	$331	$328

Leases

The Company leases its headquarters facility in Sunnyvale, California under an operating lease agreement that expires in August 2012. The facility leases include rent escalation clauses, and require the Company to pay utilities and normal maintenance costs. At March 31, 2011, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

Year Ending March 31,
2012	$657
2013	284
Total minimum payments	$941

Rent expense for the years ended March 31, 2011, 2010 and 2009 was $608,000, $632,000 and $494,000, respectively.

Capital Leases

In March 2007 and August 2009, the Company entered into a series of non-cancelable capital lease agreements for office equipment bearing interest at various rates. At March 31, 2011, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
2012	$40
2013	7
Total minimum payments	47
Less: Amount representing interest	(3)
44
Less: Short-term portion of capital lease obligations	(38)
Long-term portion of capital lease obligations	$6

Capital leases included in office equipment were $156,000 at March 31, 2011. Total accumulated amortization was $114,000 at March 31, 2011. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000 effective April 1, 2010. The agreement requires a 150-day notice to terminate. At March 31, 2011, the total remaining obligation under the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2012 and 2013. At March 31, 2011, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2012	$541
2013	23
Total minimum payments	$564

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

On January 27, 2010, the Company was named a defendant in a lawsuit, Nikki Meierdiercks et al. v. 8x8, Inc., filed by three former employees in Santa Clara County Superior Court (the "Court") as a putative class action seeking damages and various penalties under the California Labor Code for alleged unpaid overtime, meal breaks, rest breaks and alleged late wage payments and unreimbursed business expenses. On November 9, 2010, the Company entered into a memorandum of understanding with the plaintiffs to settle the lawsuit for $625,000. The Company accrued this $625,000 in the third quarter of fiscal 2011. The settlement amount is still subject to approval by the Court, though the Company does not expect to incur any substantial amounts related to the litigation in the future.

On October 6, 2010, the Company was named a defendant in a lawsuit, Ceres Communications Technologies, LLC ("Ceres") v. 8x8, Inc. et al., along with over a dozen other defendants, including OfficeMax, a former distributor of the Company, as well as AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications Inc., Skype Global S.a.r.l, Skype Inc., Time Warner Cable, Verizon Communications Inc. and Vonage Holdings Corporation in the United States District Court for the District of Delaware. The plaintiff believes the Company has infringed one or more claims of United States Patent No. 5,774,526. On November 16, 2010, the Company agreed to represent and indemnify OfficeMax in this lawsuit for the time period pursuant to the terms of our prior retail agreement with them (indemnification rights survived termination of the agreement). On November 19, 2010, the Company filed motions to dismiss on behalf of ourselves and OfficeMax. On December 3, 2010, Ceres filed its First Amendment Complaint omitting its prior claims for induced, contributory, and willful infringement. On December 10, 2010, Ceres filed an answer to the Company's motion to dismiss. On December 21, 2010, the Company amended its motions to dismiss. The judge has not yet ruled on these motions. No case schedule has been set and discovery has not yet begun. A scheduling conference with the judge is currently set for June 9, 2011. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The plaintiff has not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation.

On November 24, 2010, the Company filed a lawsuit in the Southern District of Texas against Adaptive Networks and Ceres alleging false patent marking under Title 35, Section 292, of the United States Code relating to the `526 patent. On March 23, 2011, the Company restated its complaint to also include Helios IP, LLC, in addition to the two original defendants. The defendants have until May 27, 2011 to answer the Company's complaint.

On March 15, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications, Qwest Communications International, Inc., T-Mobile USA, Inc. and Vonage Holdings Corporation in the United States District Court for the Eastern District of Virginia (Norfolk Division). The plaintiff believes the Company has infringed one or more claims of United States Patent No. 7,889,722. On April 26, 2011, Bear Creek Technologies, Inc. amended its initial complaint against the defendants to allege induced infringement. The Company's initial response to the complaint is due May 26, 2011. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The plaintiff has not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation.

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

Regulatory

VoIP communication services, like the Company's are subject to less regulation at the federal level than traditional telecommunication services and states are preempted from regulating such services. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC, and state regulatory agencies. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony which would include the services we offer. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations.

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

5. STOCKHOLDERS' EQUITY

1996 Stock Plan

In June 1996, the Company's board of directors adopted the 1996 Stock Plan ("1996 Plan"). A total of 12,035,967 shares were reserved for issuance under the 1996 Plan prior to its expiration in June 2006. The 1996 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the determined fair market value at the date of grant. Options generally vest over four years and expire ten years after grant.

1996 Director Option Plan

The Company's 1996 Director Option Plan ("Director Plan") was adopted in June 1996 and became effective in July 1997. A total of 1,650,000 shares of common stock were reserved for issuance under the Director Plan prior to its expiration in June 2006. The Director Plan provides for both discretionary and periodic grants of nonstatutory stock options to non-employee directors of the Company (the "Outside Directors"). The exercise price per share of all options granted under the Director Plan will be equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vest over a period of four years. Options granted to Outside Directors under the Director Plan have a ten year term, or shorter upon termination of an Outside Director's status as a director.

1999 Nonstatutory Stock Option Plan

In fiscal 2000, the Company's board of directors approved the 1999 Nonstatutory Stock Option Plan ("1999 Plan") with 600,000 shares initially reserved for issuance thereunder. In fiscal 2001, the number of shares reserved for issuance was increased to 3,600,000 shares by the Company's board of directors. Under the terms of the 1999 Plan, options may not be issued to either officers or directors of the Company unless granted to an officer in connection with the officer's initial employment by the Company. Options generally vest over four years and expire ten years after grant. The 1999 Plan was not approved by the stockholders of the Company. In May 2006, the Company's board of directors cancelled the 1999 Plan, and no new grants may be made from the 1999 Plan.

2006 Stock Plan

In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan"). The Company's stockholders subsequently adopted the 2006 Plan in September 2006, and the 2006 Plan became effective in October 2006. The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan. The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant. In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expires in May 2016.

Option and Stock Purchase Right Activity

Stock Purchase Right Activity since March 31, 2008 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2008	-	$-
Granted	100,000	0.57
Vested	-	-
Forfeited	-	-
Balance at March 31, 2009	100,000	0.57
Granted	331,464	0.74
Vested	(77,744)	0.68
Forfeited	-	-
Balance at March 31, 2010	353,720	0.71	3.26
Granted	836,432	1.72
Vested	(175,269)	0.96
Forfeited	(128,438)	1.46
Balance at March 31, 2011	886,445	$1.51	3.00

Option activity under the Company's stock option plans since March 31, 2008, is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2008	3,935,125	10,301,064	$2.00
Granted - Options	(1,855,500)	1,855,500	0.84
Stock purchase rights	(100,000)	-	0.57
Exercised	-	(89,300)	0.37
Canceled/Forfeited	1,330,985	(1,330,985)	1.72
Termination of plans	(894,735)	-
Balance at March 31, 2009	2,415,875	10,736,279	1.85
Stock purchase rights	(331,464)	-	0.74
Exercised	-	(195,500)	0.73
Canceled/Forfeited	1,273,376	(1,273,376)	1.68
Termination of plans	(488,376)	-
Balance at March 31, 2010	2,869,411	9,267,403	1.90
Granted - Options	(502,000)	502,000	2.69
Stock purchase rights	(836,432)	-	1.72
Exercised	-	(1,204,776)	1.48
Canceled/Forfeited	1,595,431	(1,595,431)	3.92
Termination of plans	(1,572,431)	-
Balance at March 31, 2011	1,553,979	6,969,196	$1.56

Significant option groups outstanding at March 31, 2011 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.15	1,500,825	$0.87	6.9	$2,909,644	1,500,825	$0.87	$2,909,644
$ 1.16 to $ 1.26	1,440,878	$1.24	5.4	2,255,776	1,440,878	$1.24	2,255,776
$ 1.27 to $ 1.54	1,517,000	$1.39	4.7	2,151,695	1,517,000	$1.39	2,151,695
$ 1.55 to $ 1.79	1,420,543	$1.73	4.0	1,538,863	1,420,543	$1.73	1,538,863
$ 1.80 to $ 4.68	1,089,950	$2.96	6.5	161,320	587,950	$3.20	98,360
	6,969,196			$9,017,298	6,467,196		$8,954,338

The Company recognized stock compensation expense in fiscal 2011, 2010 and 2009 of $458,000, $204,000 and $3,295,000, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2011 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2011.

The total intrinsic value of options exercised in the years ended March 31, 2011, 2010 and 2009 was $1,422,000, $70,000 and $49,000, respectively. As of March 31, 2011, there was $2,095,000 of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 3.78 years.

Cash received from option exercises and purchases of shares under the Purchase Plans for the years ended March 31, 2011, 2010 and 2009 were $2.3 million, $0.4 million and $0.3 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2011 was $0.

The Company did not recognize and does not expect to recognize in the near future any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Employee Stock Purchase Plan in 2003 and reactivated the Employee Stock Purchase Plan in fiscal 2005. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2011, 2010 and 2009, 489,501, 499,969 and 424,470 shares, respectively, were issued under the Employee Stock Purchase Plan. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until 2017.

The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two year offering period or the end of a six month purchase period, whichever is lower. When the Employee Stock Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions, but not including bonuses and overtime. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Employee Stock Purchase Plan provides that a new exercise date will be set for each option under the plan which exercise date will occur before the date of the merger or asset sale.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2011	2010	2009
Expected volatility	69%	-	79%
Expected dividend yield	-	-	-
Risk-free interest rate	1.2% to 2.0%	-	1.4% to 3.2%
Weighted average expected option term	4.3 years	-	4.6 years
Weighted average fair value of options granted	$1.45	$-	$0.52

The estimated fair value of stock purchase rights granted under the Purchase Plans were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2011	2010	2009
Expected volatility	61%	84%	68%
Expected dividend yield	-	-	-
Risk-free interest rate	0.23%	0.30%	0.87%
Weighted average expected rights term	0.75 years	0.79 years	0.81 years
Weighted average fair value of rights granted	$0.79	$0.40	$0.28

STOCK REPURCHASES

In July 2009, the Company's board of directors authorized the Company to purchase up to $2.0 million of its common stock from time to time until July 28, 2010. On July 27, 2010, the Company's board of directors extended the stock repurchase period from July 28, 2010 to July 27, 2011 and on August 31, 2010, the Company's board of directors authorized an increase in the stock repurchase plan from $2.0 million to $3.0 million. As of October 18, 2010, the Company had repurchased $2,999,985 worth of shares under the stock repurchase plan originally approved in July 2009. On October 19, 2010, the Company's board of directors determined that this $3.0 million was complete with only $15 remaining under the plan. On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase an additional $10.0 million of its common stock from time to time until October 19, 2011. Share repurchases, if any, will be funded with available cash. Repurchases under the repurchase plans may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the repurchase plans may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at March 31, 2011 under the $10.0 million repurchase plan is $5.0 million. The stock repurchase activity for the fiscal year ended March 31, 2011 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2010	282,376	$0.75	$211,741
Repurchase of common stock	3,588,609	2.30	7,810,949

Balance at March 31, 2011	3,870,985	$2.26	$8,022,690

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

The Company has repurchased an additional 301,800 shares at a total cost of $888,964 between April 1 and May 18, 2011.

6. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. No matching contribution was made in fiscal 2006. On January 1, 2007, the Company reactivated the employer matching contribution. The matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The matching expense in 2011, 2010 and 2009 was $0.2 million, $0.2 million and $0.2 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

7. SEGMENT REPORTING

ASC 280 "Segment Reporting establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has only one reportable segment.

The following table presents net revenues by groupings of similar products (in thousands).

	Years Ended March 31,
	2011	2010	2009
8x8 service, equipment and other	$70,056	$63,315	$64,601
Technology licensing and related software	107	81	73
Total revenues	$70,163	$63,396	$64,674

Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2011, 2010 and 2009.

The majority of the Company's property and equipment was located in the United States. The following table illustrates property and equipment by country (in thousands):

	March 31,
	2011	2010
United States	$2,398	$1,861
France	-	10
	$2,398	$1,871

No customer represented more than 10% of the Company's total revenues in fiscal 2011, 2010 or 2009.

8. BUYOUT OF EMPLOYEE STOCK OPTIONS

In accordance with existing buyout provisions of the Company's 1996 Stock Plan and 1999 Plan, in February 2011, the Company's board of directors approved the purchase of employee stock options which were expiring in February 2011. The Company purchased the employee stock options at an amount equal to the average closing price of a share of the Company's stock as reported on the NASDAQ Capital Market for the five trading days ending prior to the purchase date ("Purchase Price") less the exercise price of the employee stock option, multiplied by the number of shares subject to the unexercised portion of the option. The following table provides information with respect to the buyout of stock options from employees during the three month period ended March 31, 2011:

	Aggregate Amounts			Weighted Average Per Share Amount
Total Number
of Shares
	Subject to	Purchase		Exercise	Purchase
	Purchased	Price of	Purchase	Price	Price of	Purchase
	Options	Options	Premium (1)	of Option	Options	Premium (1)

October 1 - October 31, 2010	-	$-	$-	$-	$-	$-

November 1 - November 30, 2010	144,250	434,903	101,252	2.31	3.01	0.70

December 1 - December 31, 2010	-	-	-	-	-	-

January 1 - January 31, 2011	-	-	-	-	-	-

February 1 - February 28, 2011	699,181	1,693,028	438,314	1.88	2.53	0.66

March 1 - March 31, 2011	-	-	-	-	-	-

Total	843,431	$2,127,931	$539,566	$1.95	$2.62	$0.66
(1)	The purchase premium is calculated as the difference between (a) the Purchase Price of the employee stock option and (b) the exercise price of the employee stock option.

9. ACQUISITION

On May 1, 2010, the Company entered into an agreement with Central Host pursuant to which the Company acquired this provider of managed hosting services from its sole shareholder. Under the terms of the agreement, the Company paid $1,000,000 in cash and issued 432,276 shares of 8x8 common stock, at an average price of $1.388 per share, to the sole shareholder in exchange for all of the outstanding shares of capital stock of Central Host. The share price was based on the trailing five-day average closing price of 8x8 common stock on the NASDAQ Capital Market as of the effective date of the transaction. The shares of the Company's common stock were not registered for sale and were issued pursuant to an exemption from the registration requirements under section 5 of the Securities Act of 1933, as amended, provided by section 4(2) thereof.

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

Intangible assets of $1,518,000 consist of goodwill and customer relationship. Total accumulated amortization on customer relationship intangible asset was $94,000 at December 31, 2011. Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses.

At March 31, 2011, the Company expects amortization expense related to the customer relationship intangible asset for the next three years to be approximately $103,000, $103,000 and $8,000, respectively.

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

8X8, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

		Additions
	Balance	Charged to
	at	Costs,		Balance
	Beginning	Expenses		at End
Description	of Year	and Other	Deductions	of Year
Year ended March 31, 2009:
Allowance for doubtful accounts	$61	$338	$97	$302
Valuation allowance for deferred tax assets	72,086	-	733	71,353
Year ended March 31, 2010:
Allowance for doubtful accounts	302	-	266	36
Valuation allowance for deferred tax assets	71,353	-	2,662	68,691
Year ended March 31, 2011:
Allowance for doubtful accounts	36	-	15	21
Valuation allowance for deferred tax assets	68,691	-	3,207	65,484

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2010	2010	2010	2010	2009	2009	2009
Service revenues	$16,900	$16,664	$16,071	$15,363	$14,588	$14,737	$14,838	$14,520
Product revenues	1,284	1,114	1,296	1,471	1,279	1,207	1,189	1,038
Total revenues	18,184	17,778	17,367	16,834	15,867	15,944	16,027	15,558
Operating expenses:
Cost of service revenues	3,718	3,819	3,589	3,382	3,309	3,254	3,535	3,501
Cost of product revenues	2,218	1,840	2,031	2,026	1,825	1,925	1,686	1,821
Research and development	1,191	1,131	1,271	1,226	1,308	1,239	1,265	1,237
Selling, general, and
administrative	9,024	9,570	8,525	9,358	8,536	8,251	8,156	8,573
Total operating expenses	16,151	16,360	15,416	15,992	14,978	14,669	14,642	15,132
Income from operations	2,033	1,418	1,951	842	889	1,275	1,385	426
Other income, net	26	78	12	22	3	7	31	12
Income on change in fair
value of warrant liability	-	-	9	158	216	(265)	(90)	(7)
Income before provision for
income taxes	2,059	1,496	1,972	1,022	1,108	1,017	1,326	431
Provision (benefit) for
income taxes	48	-	3	4	(7)	3	(10)	17
Net income	$2,011	$1,496	$1,969	$1,018	$1,115	$1,014	$1,336	$414

Net income per share:
Basic	$0.03	$0.02	$0.03	$0.02	$0.02	$0.02	$0.02	$0.01
Diluted	$0.03	$0.02	$0.03	$0.02	$0.02	$0.02	$0.02	$0.01
Shares used in per share calculations:
Basic	62,655	63,281	63,383	63,438	63,064	62,852	62,774	62,688
Diluted	65,956	66,873	64,847	64,605	63,992	63,393	62,873	62,766

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2011.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about August 16, 2011, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about August 16, 2011, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about August 16, 2011, which information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about August 16, 2011, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on or about August 16, 2011, which information is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 20, 2011.

8X8, INC.
By: /s/ BRYAN R. MARTIN Bryan R. Martin, Chairman, Chief Executive Officer and President

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman, Chief Executive Officer and President (Principal Executive Officer)	May 20, 2011
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 20, 2011
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 20, 2011
/s/ CHRISTOPHER MCNIFFE Christopher McNiffe	Director	May 20, 2011
/s/ DONN WILSON Donn Wilson	Director	May 20, 2011

8X8, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1 (a)	Form of Restated Certificate of Incorporation of Registrant.
3.1.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated August 15, 2000.
3.1.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated July 16, 2001
3.2 (d)	Bylaws of Registrant.
10.1 (a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2 (a)*	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (e)*	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (f)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (g)*	1996 Director Option Plan, as amended. and Form of Director Option Agreement.
10.5.1 (h)*	Form of Director Option Agreement for 1996 Director Option Plan.
10.6 (i)*	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (j)*	2006 Stock Plan, as amended.
10.8 (k)	Sublease dated September 29, 2004, between the Registrant and SafeNet, Inc.
10.9 (l)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan.
10.10 (m)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan.
10.11 (n)	Lease dated May 1, 2009, between the Registrant and SILICON VALLEY CA-I, LLC.
10.12 (o)	Acquisition Agreement between 8x8, Inc., Central Host, Inc. and Andrew Schwabecher.
10.13*	Employment offer letter agreement between 8x8, Inc. and Debbie Jo Severin dated March 5, 2009. PDF provided as courtesy
10.14*	Employment offer letter agreement between 8x8, Inc. and Kim Niederman dated February 3, 2011. PDF provided as courtesy
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24.1	Power of Attorney (included on page 70).
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

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

(b) Incorporated by reference to exhibit 3.3 to the Registrant's Form 10-K filed May 24, 2001 (File No. 000-21783).

(c) Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-Q filed October 25, 2001 (File No. 000-21783).

(d) Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed December 19, 2007 (File No. 000-21783).

(e) Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).

(f) Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137-599).

(g) Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).

(h) Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).

(i) Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed July 17, 2000 (File No. 333-41594).

(j) Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).

(k) Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K filed October 5, 2004 (File No. 000-21783).

(l) Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).

(m) Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).

(n) Incorporated by reference to exhibit 10.11 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).

(o) Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 27, 2010 (File No. 000-21783).