Form 10-Q
period 2011-06-30
8X8 INC /DE/
filed 2011-07-22
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

      The number of shares of the Registrant's Common Stock outstanding as of July 20, 2011 was 62,553,151.

FORM 10-Q     PDF
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$16,934	$16,474
Short-term investments	1,942	1,927
Accounts receivable, net	1,070	863
Inventory	1,566	2,105
Deferred cost of goods sold	118	123
Other current assets	536	584
Total current assets	22,166	22,076
Property and equipment, net	2,393	2,398
Intangible assets, net	1,234	214
Goodwill	2,466	1,210
Other assets	1,010	686
Total assets	$29,269	$26,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,448	$4,551
Accrued compensation	1,929	1,722
Accrued warranty	378	362
Accrued taxes	1,951	1,828
Deferred revenue	691	835
Other accrued liabilities	2,227	1,386
Total current liabilities	10,624	10,684

Other liabilities	428	39
Total liabilities	11,052	10,723

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	208,612	208,218
Accumulated other comprehensive loss	(58)	(73)
Accumulated deficit	(190,399)	(192,346)
Total stockholders' equity	18,217	15,861
Total liabilities and stockholders' equity	$29,269	$26,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2011	2010
Service revenue	$17,021	$15,363
Product revenue	1,486	1,471
Total revenue	18,507	16,834

Operating expenses:
Cost of service revenue	3,815	3,382
Cost of product revenue	2,270	2,026
Research and development	1,407	1,226
Selling, general and administrative	9,409	9,358
Total operating expenses	16,901	15,992
Income from operations	1,606	842
Other income, net	20	22
Income on change in fair value of warrant liability	-	158
Income before provision (benefit) for income taxes	1,626	1,022
Provision (benefit) for income taxes	(321)	4
Net income	$1,947	$1,018

Net income per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
Weighted average number of shares:
Basic	62,264	63,438
Diluted	65,808	64,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,947	$1,018
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	364	273
Stock compensation	266	73
Change in fair value of warrant liability	-	(158)
Deferred income tax benefit	(336)	-
Other	60	29
Changes in assets and liabilities
Accounts receivable, net	(255)	(147)
Inventory	527	143
Other current and noncurrent assets	60	(30)
Deferred cost of goods sold	5	(17)
Accounts payable	(1,085)	1,464
Accrued compensation	207	190
Accrued warranty	16	25
Accrued taxes & fees	123	245
Deferred revenue	(144)	(253)
Other current and noncurrent liabilities	385	(762)
Net cash provided by operating activities	2,140	2,093

Cash flows from investing activities:
Purchases of property and equipment	(185)	(629)
Purchase of strategic investment	-	(315)
Acquisition of businesses, net of cash acquired	(715)	(998)
Net cash used in investing activities	(900)	(1,942)

Cash flows from financing activities:
Capital lease payments	(9)	(9)
Repurchase of common stock	(1,038)	(120)
Proceeds from issuance of common stock under employee stock plans	267	14
Net cash used in financing activities	(780)	(115)
Net increase in cash and cash equivalents	460	36

Cash and cash equivalents at the beginning of the period	16,474	18,056
Cash and cash equivalents at the end of the period	$16,934	$18,092

Supplemental cash flow information
Issuance of common stock in connection with acquisitions	$750	$600
Acquisition of net assets in connection with acquisitions	17	80
Transfer of net assets in purchase of strategic investment	-	41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting and cloud-based computing services. As of June 30, 2011, the Company had more than 25,000 business customers.

The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996. The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2012 refers to the fiscal year ending March 31, 2012).

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2011. In the opinion of the Company's management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2011 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and do not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2011 and notes thereto included in the Company's fiscal 2011 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. The Company reviews the recoverability of its long-lived assets, such as plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

The carrying value of intangible assets for the three months ended June 30, 2011 and 2010 are as follows (in thousands):

	June 30, 2011			June 30, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$800	$-	$800	$-	$-	$-
Customer relationships	359	(120)	239	308	(17)	291
Trade names/domains	195	-	195	-	-	-
Total acquired identifiable
intangible assets	$1,354	$(120)	$1,234	$308	$(17)	$291

Annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following as of June 30, 2011 (in thousands):

Amount
Remaining 2012	$145
2013	193
2014	99
2015	90
2016	90
Thereafter	422
Total	$1,039

Warrant Liability

The Company accounts for its warrants in accordance with ASC 480-10 which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. The Company previously had two outstanding warrants that were classified as liabilities, which expired on December 19, 2010.

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

Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three months ended June 30, 2011 included the unvested portion of stock-based awards granted. Stock-based awards were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based Compensation Plans

The Company has several stock-based compensation plans that are described in Note 5 "Stockholders' Equity" of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The Company, under its various equity plans, grants stock-based awards for shares of common stock to employees, non-employee directors and consultants.

As of June 30, 2011, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan had been cancelled by the Board, but there were unexercised options granted under these plans. Options granted under these plans generally vested over four years, were granted at fair market value on the date of the grant and expire ten years from that date.

The Company has reserved a total of 7,000,000 shares of common stock for issuance under its 2006 Stock Plan (the "2006 Plan") of which 5,819,553 shares remained available for issuance as of June 30, 2011. The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to its eligible employees, non- employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock options, nonstatutory stock options and stock purchase rights. The exercise price of incentive stock options granted and purchase price of stock purchase rights may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the board of directors. Options and stock purchase rights generally vest over four years and expire ten years after grant. The 2006 Plan expires in May 2016.

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2011 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2011	886,445	$1.51
Granted	241,184	2.92
Released	(58,621)	1.08
Forfeited	-	-
Balance at June 30, 2011	1,069,008	$1.85	2.99

Option activity since March 31, 2011 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2011	1,553,979	6,969,196	$1.56
Granted	(248,184)	7,000	3.70
Exercised	-	(200,772)	1.33
Canceled/forfeited	7,000	(7,000)	2.58
Termination of plans	-	-	-
Balance at June 30, 2011	1,312,795	6,768,424	$1.57

The following table summarizes the stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.15	1,440,941	$0.87	6.63	$5,788,788	1,440,941	$0.87	$5,788,788
$1.16 - $1.26	1,387,490	$1.25	5.14	5,057,894	1,387,490	$1.25	5,057,894
$1.27 - $1.54	1,492,000	$1.39	4.45	5,219,690	1,492,000	$1.39	5,219,690
$1.55 - $1.79	1,373,043	$1.73	3.75	4,343,992	1,373,043	$1.73	4,343,992
$1.80 - $4.68	1,074,950	$2.98	6.22	2,055,406	572,950	$3.22	956,126
	6,768,424			$22,465,770	6,266,424		$21,366,490

Stock-based Compensation Expense

As of June 30, 2011, there was $2.4 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.53 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three month periods ended June 30, 2011 and 2010, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010
Expected volatility	73%	-
Expected dividend yield	-	-
Risk-free interest rate	0.68%	-
Weighted average expected option term	3.00 years	-
Weighted average fair value of options granted	$1.76	-

In accordance with ASC 718, the Company recorded $186,000 and $19,000 in compensation expense relative to stock-based awards for the three months ended June 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $80,000 and $54,000 for the three months ended June 30, 2011 and 2010, respectively, in accordance with ASC 718.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2011	2010
Expected volatility	61%	84%
Expected dividend yield	-	-
Risk-free interest rate	0.23%	0.30%
Weighted average expected option term	0.75 years	0.79 years
Weighted average fair value of options granted	$0.79	$0.40

As of June 30, 2011, there was $81,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended June 30, 2011 and 2010 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to such equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three months ended June 30, 2011 and 2010 which was recorded as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Cost of service revenues	$20	$9
Cost of product revenues	-	-
Research and development	48	22
Selling, general and administrative	198	42
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	266	73

Tax benefit	-	-
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax	$266	$73

Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-28, "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU 2010-28 did not have a material impact on the Company's consolidated results of operation and financial condition.

In December 2010, FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC, that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on the Company's consolidated results of operation and financial condition.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

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

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2011 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	6/30/2011

Cash equivalents:
Money market funds	$14,361	$-	$-	$14,361

Short-term investments:
Mutual funds (1)	-	1,942	-	1,942

Total	$14,361	$1,942	$-	$16,303

(1) The fair value of mutual funds is determined based on published net asset values. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

4. BALANCE SHEET DETAIL
	June 30,	March 31,
	2011	2011
Inventory (in thousands):
Work-in-process	$933	$1,510
Finished goods	633	595
	$1,566	$2,105

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

	Three Months Ended
	June 30,
	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,947	$1,018

Denominator:
Common shares	62,264	63,438

Denominator for basic calculation	62,264	63,438
Employee stock options	3,168	1,034
Stock purchase rights	352	115
Employee stock purchase plan	24	18
Warrants	-	-
Denominator for diluted calculation	65,808	64,605

Net income per share
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Employee stock options	785	5,010
Warrants	-	1,786
	785	6,796

6. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to an unrealized gain on investments classified as available-for-sale. Comprehensive income for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net income, as reported	$1,947	$1,018
Unrealized gain on investments in securities	15	-
Comprehensive income	$1,962	$1,018

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

	Three Months Ended
	June 30,
	2011	2010
8x8 service, equipment and other	$18,506	$16,829
Technology licensing and related software	1	5
Total revenues	$18,507	$16,834

No customer represented greater than 10% of the Company's total revenue for the three months ended June 30, 2011 or 2010. Revenue from customers outside the United States was not material for the three months ended June 30, 2011 or 2010.

8. INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by a valuation allowance that takes into account the amount of benefits that the Company determines, based on available evidence, is more likely than not to be realized. Other than accruals for state gross receipt and franchise taxes and the foreign subsidiary taxes, the Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because of net losses incurred, or because it expects to utilize net operating loss carryforwards for which there is a valuation allowance.

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

At March 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was $1.7 million, but any such effect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the three-month period ended June 30, 2011 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2011 may be subject to examination by the Internal Revenue Service, California and various other states. The Company extended the filing date of the 2011 federal tax return and all state income tax returns. As of July 20, 2011, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2005 to 2011.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three months ended June 30, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, during the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$362	$331
Accruals for warranties	138	144
Settlements	(122)	(119)
Balance at end of period	$378	$356

Leases

In May 2009, the Company entered into a three-year lease for its primary facility in Sunnyvale, California that expires in fiscal 2013. The Company has the option to accelerate the termination date of the lease to the 12th, 18th, 24th, or 30th full calendar month of the lease term by providing six months advance notice. In the event the Company exercises this early termination option, the Company will be required to pay a fee to the landlord equal to the unamortized portion of any leasing commission and the unamortized portion of the initial alteration expenses incurred by the landlord as summarized in a current report on Form 8-K filed by the Company with the SEC on May 7, 2009. At June 30, 2011, future minimum annual lease payments under current operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2012	$501
2013	284
Total minimum payments	$785

In each of March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. At June 30, 2011, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2012	$30
2013	7
Total minimum payments	37
Less: Amount representing interest	(2)
35
Less: Short-term portion of capital lease obligations	(33)
Long-term portion of capital lease obligations	$2

Capital leases included in office equipment were $156,000 at June 30, 2011. Total accumulated depreciation was $123,000 at June 30, 2011. Amortization expense for assets recorded under capital leases is included in depreciation expense.

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2012 and 2013. At June 30, 2011, future minimum annual payments under these third party network service contracts were $365,000 in 2012 and $23,000 in 2013.

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

On October 6, 2010, the Company was named a defendant in a lawsuit, Ceres Communications Technologies, LLC ("Ceres"), v. 8x8, Inc. et al., filed by a patent holder. On November 24, 2010, the Company filed a lawsuit in the Southern District of Texas against Adaptive Networks and Ceres ("Texas Suit") alleging false patent marking under Title 35, Section 292, of the United States Code relating to the patent that Ceres is asserting against the Company. On June 8, 2011, the Ceres suit against 8x8 and OfficeMax was settled and the Texas Suit was dismissed after 8x8 acquired license rights for this patent from a licensor of third party intellectual property.

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

10. STOCK REPURCHASES

On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase up to $10.0 million of its common stock from time to time until October 19, 2011. Share repurchases, if any, will be funded with available cash. Repurchases under the repurchase plans may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the repurchase plans may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at June 30, 2011 under the $10.0 million repurchase plan was $4.1 million. The stock repurchase activity for the three months ended June 30, 2011 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2011	3,870,985	$2.26	$8,022,690
Repurchase of common stock	301,800	2.95	888,964
Balance at June 30, 2011	4,172,785	$2.33	$8,911,654

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

11. ACQUISITIONS

On June 16, 2011, the Company entered into an agreement with Zerigo, Inc. ("Zerigo"), a provider of cloud services pursuant to which the Company acquired 100% of the outstanding stock of Zerigo from its sole shareholder. Under the terms of the agreement, the Company paid him $750,000 in cash and issued 207,756 shares of its common stock, at an average price of $3.61 per share based on the trailing five-day average closing price of the Company's common stock on the NASDAQ Capital Market as of the effective date of the transaction. In addition, the Company agreed to pay him an earn-out of up to $500,000 cash upon the achievement of specified software development milestones by December 31, 2011.

The Company recorded a total acquisition price as follows (in thousands):

Cash, net of cash acquired	$715
Issuance of common stock in connection with acquisition	750
Net liabilities assumed	862
Total acquisition costs	$2,327

The Company allocated the purchase price of the acquisition to tangible assets and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The amount of goodwill recognized is primarily attributable to the operating synergies expected to be realized through the acquisition of Zerigo and the workforce of the acquired business. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets will be amortized on a straight-line basis.

The allocation of the acquisition price for net tangible and intangible assets was as follows (in thousands):

Net tangible assets	$25
Intangible asset - technology	800
Intangible asset - customer relationship	51
Intangible asset - trade name/domain	195
Goodwill	1,256
Total acquisition costs	$2,327

Intangible assets of $3,820,000 consist of goodwill, technology, customer relationship, and trade name/domain. Total accumulated amortization on intangible asset was $120,000 at June 30, 2011. Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses. Amortization expense for technology will be included in cost of service revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our voice over Internet protocol, or VoIP, telephony products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2011 Form 10-K and Part II, Item 1A of this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting, and cloud-based computing services. As of June 30, 2011, we had more than 25,000 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2012 refers to the fiscal year ending March 31, 2012).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. As of June 30, 2011, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2011	2011	2010	2010	2010	2010	2009	2009
Gross business customer additions (1)	2,897	3,009	2,798	2,450	2,756	2,875	2,785	2,609
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	1,593	1,645	1,524	1,459	1,592	1,616	1,331	1,416
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	2.1%	2.3%	2.2%	2.2%	2.5%	2.7%	2.4%	2.7%
Total business customers (3)	25,455	24,385	23,251	22,167	21,362	20,428	19,407	18,199

Business customer average monthly
service revenue per customer (4)	$ 200	$ 204	$ 209	$ 209	$ 208	$ 204	$ 204	$ 201

Overall service margin	78%	78%	77%	78%	78%	77%	78%	76%
Overall product margin	-53%	-73%	-65%	-57%	-38%	-43%	-59%	-42%
Overall gross margin	67%	67%	68%	68%	68%	68%	68%	67%

Business subscriber acquisition cost
per service (5)	$ 89	$ 91	$ 99	$ 108	$ 109	$ 97	$ 102	$ 90
Average number of services subscribed
to per business customer	8.4	8.0	7.8	7.7	7.5	7.5	7.3	7.1
Business customer subscriber
acquisition cost (6)	$ 743	$ 725	$ 768	$ 826	$ 818	$ 723	$ 749	$ 638

(1)	Includes 49 hosting customers acquired in the first quarter of fiscal 2011 from Central Host, Inc. ("Central Host") and does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").
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

(3)

Business customers are defined as customers paying for service. Customers that are currently in the 30- day trial period are considered to be customers that are paying for service. Customers subscribing to Virtual Office Solo or Zerigo services are not included as business customers.

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

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$17,021	$15,363	$1,658	10.8%
Percentage of total revenue	92.0%	91.3%

Service revenue consists primarily of revenue attributable to the provision of our service and royalties earned under our VoIP technology licenses. We expect that service revenue will continue to comprise nearly all of our revenue for the foreseeable future. Service revenue increased in the first quarter of fiscal 2012 primarily due to the increase in our business customer subscriber base, which grew from approximately 21,300 business customers on June 30, 2010, to 25,455 on June 30, 2011.

	June 30,		Dollar	Percent
Product revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,486	$1,471	$15	1.0%
Percentage of total revenue	8.0%	8.7%

Product revenue consists primarily of revenue from sales of IP telephones attributable to our service. Product revenue increased in the first quarter of fiscal 2012 primarily due to an increase in equipment sales to business customers. No customer represented greater than 10% of our total revenue for the three months ended June 30, 2011 and 2010. Revenue from customers outside the United States was not material for the three months ended June 30, 2011 or 2010.

	June 30,		Dollar	Percent
Cost of service revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,815	$3,382	$433	12.8%
Percentage of service revenue	22.4%	22.0%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended June 30, 2011 increased over the comparable period in the prior fiscal year primarily due to a $0.2 million increase in payroll and related costs, a $0.1 million increase in third party network service expenses, and a $0.1 million increase in depreciation expense.

	June 30,		Dollar	Percent
Cost of product revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,270	$2,026	$244	12.0%
Percentage of product revenue	152.8%	137.7%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We allocate a portion of service revenue to product revenue but these revenues are less than the cost of the IP phone equipment. The cost of product revenue for the three months ended June 30, 2011 increased over the comparable period in the prior fiscal year primarily due to an increase in the shipment of equipment to customers.

	June 30,		Dollar	Percent
Research and development	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,407	$1,226	$181	14.8%
Percentage of total revenue	7.6%	7.3%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred. The research and development expenses for the three months ended June 30, 2011 increased by over the comparable period in the prior fiscal year primarily due to a $0.1 million increase in payroll and related costs and a $0.1 million increase consulting and outside service expenses.

	June 30,		Dollar	Percent
Selling, general and administrative	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,409	$9,358	$51	0.5%
Percentage of total revenue	50.8%	55.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the first quarter of fiscal 2012 increased over the same quarter in the prior fiscal year primarily because of a $0.5 million increase in payroll and related costs and a $0.2 million increase in sales promotion expenses. The increase in expenses was partially offset by a $0.6 million decrease in advertising expenses and a $0.1 million reduction in consulting and outside service expenses.

	June 30,		Dollar	Percent
Other income, net	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$20	$22	$(2)	-9.1%
Percentage of total revenue	0.1%	0.1%

In the three months ended June 30, 2011 and 2010, other income, net primarily consisted of distribution of capital gains on investments and interest income earned on our cash, cash equivalents and investments.

Income on change in fair value	June 30,		Dollar	Percent
of warrant liability	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$158	$(158)	-100.0%
Percentage of total revenue	0.0%	0.9%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The change in income on change in fair value of the warrant liability for the three months ended June 30, 2011 is due to the partial exercise and expiration of the warrants in the third quarter of fiscal 2011. These warrants expired in December 2010.

	June 30,		Dollar	Percent
Provision (Benefit) for income tax	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$(321)	$4	$(325)	-8125.0%
Percentage of total revenue	-1.7%	0.0%

The income tax benefit for the three months ended June 30, 2011 was primarily due a $0.3 million release of the valuation allowance against the deferred tax asset as the Company has deemed it is more likely than not it will be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $18.9 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2011 was approximately $2.1 million, compared with $2.1 million for the three months ended June 30, 2010. The increase in cash flow was primarily due to an increase in service and product revenue in the first three months of fiscal 2012 partially offset by a $0.3 million release of the valuation allowance against the deferred tax asset as the Company has deemed it is more likely than not it will be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, the expense associated with stock-based awards and the change in fair value of warrant liability.

Net cash used in investing activities was $0.9 million during the three months ended June 30, 2011, compared with $1.9 million used in investing activities for the three months ended June 30, 2010. The decrease in cash used in investing activities during the three months ended June 30, 2011 is primarily related to a decrease in the purchase of additional equipment ($0.4 million) a decrease in acquisition of business ($0.3 million), and a reduction in the acquisition of strategic investments ($0.3 million).

Our financing activities for the three months ended June 30, 2011 consisted primarily of cash used to repurchase shares of our common stock ($1.0 million) which was partially offset by the issuance of shares due to exercise of employee stock options ($0.3 million).

Contractual Obligations

In March 2007 and August 2009, we entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2011 totaled $156,000 with accumulated amortization of $123,000.

On May 1, 2009, we entered into a three-year lease for a new headquarters facility in Sunnyvale, California that expires in fiscal 2013. The facility lease includes rent escalation clauses and requires us to pay utilities and normal maintenance costs. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the term of the leases.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At June 30, 2011, the total remaining obligation under the contract was $2.2 million.

In fiscal 2011, we entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2012 and 2013. At June 30, 2011, future minimum annual payments under these third party network service contracts were $365,000 in 2012 and $23,000 in 2013.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 9".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2011, which we filed with the Securities and Exchange Commission on May 23, 2011 in addition to the following updated risk factor disclosures.

The FCC may require us to deploy an E-911 service that automatically determines the location of our customers. The adoption of such a requirement could increase our costs that could make our service more expensive, decrease our profit margins, or both.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). In September 2010, the FCC released a Notice of Inquiry again requesting comment on what type of automatic location standards should apply to providers of nomadic VoIP service providers, whether the FCC's rules concerning the delivery of emergency services should be extended beyond providers of interconnected VoIP services, and whether such emergency service obligations should apply to mobile VoIP applications used on smartphones, computers and other devices. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on a number of issues including (i) whether to apply the FCC's E-911 rules to "outbound-only" interconnected VoIP services (i.e., services that support placing calls to the PSTN); (ii) whether to adopt rules requiring all interconnected VoIP service to automatically provide location information for emergency calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to connect calls to the United States E.164 telephone numbers rather than the PSTN." Also, the FCC released a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to E-911 requirements, or should apply other regulatory requirements to these additional services.

The outcome of these proceedings cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our customers on the Internet. The FCC's VoIP E-911 order has increased our cost of doing business and may adversely affect our ability to deliver the 8x8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. Our compliance with and increased costs due to the FCC's VoIP E-911 order put us at a competitive disadvantage to those VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC's mandates. We cannot guarantee that emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services from outside of the United States. The FCC's current VoIP E-911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

A recent petition filed by tw telecom inc. with the FCC seeks an Order that its provision of facilities-based interconnected VoIP services should be classified as "telecommunications services," "telephone exchange services," and/or "exchange access" under relevant federal law. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

In July 2011, the FCC released a Public Notice concerning a Petition for Declaratory Ruling filed by tw telecom inc. The Petitioner requests the FCC to clarify that incumbent providers of local telephone service, like AT&T and Verizon, allow for direct IP-to-IP interconnection with incumbent local exchange carriers for certain IP-based services. Specifically, tw telecom seeks direct IP-to-IP interconnection from incumbent local telephone companies for the transmission and routing of tw telecom's facilities-based VoIP services and for voice services that originate and terminate in Time Division Multiplexing format but are converted to IP format for transport (referred to by the industry as "IP-in-the-middle" voice services"). Additionally, tw telecom is asking for the FCC to clarify that its facilities-based VoIP services are "telecommunications services" as well as "telephone exchange services" and/or

"exchange access," as those terms are defined under the Communications Act of 1934, as amended by the Telecommunications Act of 1996. We cannot predict the outcome of this proceeding nor its potential impact on our business at this time. Depending on how the FCC rules on the tw telecom petition, we could be subject to greater regulation at the state level which would increase our costs of doing business. It is also possible that an adverse ruling by the FCC in this proceeding could change the intercarrier compensation rate that our carriers pay to handle our traffic which could also increase our costs. Increased costs to us may require us to raise our prices, making our services less competitive, reduce our profit margins, or both.

The FCC may require providers like us to comply with regulations related to how we present bills to customers. The adoption of such obligations may require us to revise our bills and may increase our costs of providing service which could either result in price increases or reduce our profitability.

In July 2011, the FCC released a Notice of Proposed Rulemaking, requesting comment on proposed rules that are designed to aid consumers in identifying and preventing the placement of unauthorized charges on their telephone bills, a practice referred to in the industry as "cramming." Among other things, the FCC seeks comment on whether the proposed rules or similar obligations should apply to providers of interconnected VoIP services, like us. Additionally, the FCC is seeking comment on whether its "Truth-in-Billing" rules should apply to interconnected VoIP service providers. We cannot predict the outcome of this proceeding, nor can we predict its potential impact on our business at this time. These events could increase our expenses, which would have an adverse effect on our operating results.

The FCC may expand disabilities access requirements to additional services we offer.

In October, 2010, the "Twenty-First Century Communications and Video Accessibility Act" was signed into law. The law requires the FCC to initiate a proceeding to determine what services should be required to offer access for people with disabilities and what those accessibility requirements should entail. The FCC has initiated a rulemaking considering, among other things, whether and how to expand disabilities access requirements beyond telecommunications and interconnected VoIP services. We cannot predict whether we will be subject to additional accessibility requirements or whether any of our service offerings that are not currently subject to disabilities access requirements will be subject to such obligations. These events could increase our expenses, which would have an adverse effect on our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 16, 2011, we entered into an agreement with Zerigo pursuant to which we acquired 100% of the outstanding shares of capital stock of Zerigo from its sole shareholder. Under the terms of the agreement, we closed the acquisition on June 16, 2011, and paid him $750,000 in cash, issued 207,756 shares of common stock to him, at an average price of $3.61 per share calculated based on the trailing 5-day average closing price of 8x8 common stock on the NASDAQ Exchange as of the closing date of the transaction and agreed to pay a future earn-out of up to $500,000 cash tied to the achievement of specified software development milestones by December 31, 2011. The shares of our common stock issued to Zerigo's sole shareholder were not registered for sale and were issued pursuant to an exemption from the registration requirements under section 5 of the Securities Act of 1933, as amended, provided by section 4(2) thereof.

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended June 30, 2011 is summarized as follows:

			Total Number		Approximate Dollar
	Total Number	Average	of Shares Purchased		Value of Shares that
	of Shares	Price Paid	as Part of Publicly		May Yet be Purchased
	Purchased	Per Share	Announced Program		Under the Program

April 1 - April 30, 2011	235,000	$2.93	235,000	(1)	$4,287,668

May 1 - May 31, 2011	66,800	2.98	66,800	(1)	4,088,346

June 1 - June 30, 2011	-	-	-		$4,088,346

Total	301,800	$2.95	301,800

(1)

On October 19, 2010, our board of directors had authorized us to repurchase up to $10.0 million of our common stock from time to time until October 19, 2011. The repurchases were made through open market purchases at prevailing market prices.

ITEM 5. OTHER EVENTS

On July 19, 2011, our board of directors adopted the 8x8, Inc. Annual Executive Incentive Plan (the "Incentive Plan"). The Incentive Plan is filed with this report as Exhibit 10.15, and the terms of the Incentive Plan are incorporated by reference in response to this item. Under the Incentive Plan, each of our executive officers may be eligible to receive annual awards at the discretion of the compensation committee of our board of directors. The Incentive Plan provides for the establishment of a cash bonus pool by the compensation committee as soon as practicable after the beginning of each fiscal year. The bonus pool for the fiscal year ending March 31, 2012 is $634,000. The total amount of the bonus pool is allocated between revenue-based targets (75% weight), referred to as the revenue pool, and adjusted net income-based targets (25% weight), referred to as the adjusted net income pool. The compensation committee establishes two targets for each pool -- a lower target A and a higher target B -- for the fiscal year as soon as practicable after the commencement of the fiscal year. The revenue and adjusted net income targets are based on our revenues and net income, respectively, for the fiscal year in question, as set forth in our audited income statement; however, in measuring the attainment of the adjusted net income targets, the compensation committee may, in its sole discretion, exclude one or more of the items specified in the Incentive Plan.

A portion of the relevant pool (25%) will be paid in full to the participants if target A is attained. This payment is distributed equally among the participants. The remaining portion of the relevant pool (75%) is paid out on a sliding scale to the extent that target A is exceeded but target B is not attained, with payment in full upon attainment of target B. This payment is distributed among the participants based on their relative contributions towards the attainment of the targets, as determined by the compensation committee in its discretion. Cash payments, if any, will be made as soon as practicable following the compensation committee's measurement of the Company performance targets and individual performance during the fiscal year, as described above, and are expected to be made in the first quarter of the next fiscal year. The board of directors may terminate the Incentive Plan at any time on a prospective basis only.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.15*	8x8, Inc. Annual Executive Incentive Plan (PDF as a courtesy)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2011

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)