Form 10-Q
period 2011-09-30
8X8 INC /DE/
filed 2011-11-01
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      The number of shares of the Registrant's Common Stock outstanding as of October 26, 2011 was 69,384,591.

FORM 10-Q     PDF as a courtesy
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$17,200	$16,474
Restricted cash	28	-
Short-term investments	1,904	1,927
Accounts receivable, net	1,796	863
Inventory	654	2,105
Deferred cost of goods sold	137	123
Other current assets	1,058	584
Total current assets	22,777	22,076
Property and equipment, net	3,252	2,398
Intangible assets, net	12,336	214
Goodwill	22,642	1,210
Other assets	660	686
Total assets	$61,667	$26,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,719	$4,551
Accrued compensation	2,611	1,722
Accrued warranty	391	362
Accrued taxes	1,701	1,828
Deferred revenue	1,323	835
Other accrued liabilities	2,372	1,386
Total current liabilities	13,117	10,684

Other liabilities	409	39
Total liabilities	13,526	10,723

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	237,742	208,218
Accumulated other comprehensive loss	(96)	(73)
Accumulated deficit	(189,567)	(192,346)
Total stockholders' equity	48,141	15,861
Total liabilities and stockholders' equity	$61,667	$26,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service revenue	$18,013	$16,071	$35,034	$31,434
Product revenue	1,806	1,296	3,292	2,767
Total revenue	19,819	17,367	38,326	34,201

Operating expenses:
Cost of service revenue	4,059	3,589	7,874	6,971
Cost of product revenue	2,613	2,031	4,883	4,057
Research and development	1,540	1,271	2,947	2,497
Selling, general and administrative	10,742	8,525	20,151	17,883
Total operating expenses	18,954	15,416	35,855	31,408
Income from operations	865	1,951	2,471	2,793
Other income (expense), net	(11)	12	9	34
Income on change in fair value of warrant liability	-	9	-	167
Income before provision (benefit) for income taxes	854	1,972	2,480	2,994
Provision (benefit) for income taxes	22	3	(299)	7
Net income	$832	$1,969	$2,779	$2,987

Net income per share:
Basic	$0.01	$0.03	$0.04	$0.05
Diluted	$0.01	$0.03	$0.04	$0.05
Weighted average number of shares:
Basic	63,710	63,383	62,989	63,495
Diluted	67,759	64,847	66,833	64,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,779	$2,987
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	790	599
Stock compensation	595	129
Change in fair value of warrant liability	-	(167)
Deferred income tax benefit	(336)	-
Other	37	34
Changes in assets and liabilities
Accounts receivable, net	(438)	(268)
Inventory	1,491	634
Other current and noncurrent assets	153	(134)
Deferred cost of goods sold	(14)	(2)
Accounts payable	(1,737)	782
Accrued compensation	(366)	197
Accrued warranty	29	49
Accrued taxes and fees	(127)	268
Deferred revenue	235	203
Other current and noncurrent liabilities	151	(1,017)
Net cash provided by operating activities	3,242	4,294

Cash flows from investing activities:
Purchases of property and equipment	(1,211)	(1,080)
Purchase of strategic investment	-	(315)
Acquisition of businesses, net of cash acquired	(713)	(998)
Sale of property and equipment	-	1
Net cash used in investing activities	(1,924)	(2,392)

Cash flows from financing activities:
Capital lease payments	(247)	(18)
Repurchase of common stock	(1,038)	(2,700)
Proceeds from issuance of common stock	-	278
Proceeds from issuance of common stock under employee stock plans	693	357
Net cash used in financing activities	(592)	(2,083)
Net increase in cash and cash equivalents	726	(181)

Cash and cash equivalents at the beginning of the period	16,474	18,056
Cash and cash equivalents at the end of the period	$17,200	$17,875

Supplemental cash flow information
Issuance of common stock in connection with acquisitions of businesses	$29,125	$600
Acquisition of property and equipment, net in connection with
acquisitions of businesses	372	80
Acquisition of capital lease in connection with acquisitions of businesses	297	-
Transfer of net assets in purchase of strategic investment	-	41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting and cloud-based computing services. As of September 30, 2011, the Company had more than 26,700 business customers.

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

Service Revenue

The Company recognizes new subscriber revenue in the month in which the new order is shipped, net of an allowance for expected cancellations. The allowance for expected cancellations is based on the Company's history of subscriber cancellations within the 30-day trial period offered with new services.

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

Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets as of September 30, 2011 and 2010 were as follows (in thousands):

	September 30, 2011			September 30, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(20)	$8,222	$-	$-	$-
Customer relationships	3,305	(148)	3,157	308	(43)	265
Trade names/domains	957	-	957	-	-	-
Total acquired identifiable
intangible assets	$12,504	$(168)	$12,336	$308	$(43)	$265

Annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following as of September 30, 2011 (in thousands):

Amount
Remaining 2012	$714
2013	1,428
2014	1,334
2015	1,325
2016	1,325
Thereafter	5,253
Total	$11,379

Warrant Liability

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

Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three and six months ended September 30, 2011 included the unvested portion of stock-based awards granted. Stock-based awards were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of September 30, 2011, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan had been cancelled by the Board, but there were unexercised options granted under these plans. Options granted under these plans generally vested over four years, were granted at fair market value on the date of the grant and expire ten years from that date.

The Company has reserved a total of 7,000,000 shares of common stock for issuance under its 2006 Stock Plan (the "2006 Plan"). The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to its eligible employees, non-employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock options, nonstatutory stock options and stock purchase rights. The exercise price of incentive stock options granted and purchase price of stock purchase rights may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the board of directors. Options and stock purchase rights generally vest over four years and expire ten years after grant. The 2006 Plan expires in May 2016.

In the second fiscal quarter of 2012, the Company assumed the Amended and Restated Contactual, Inc. 2003 Stock Option Plan (the "2003 Contactual Plan") and registered an aggregate of 171,974 shares of the Company's common stock that may be issued upon the exercise of stock options previously granted under the 2003 Contactual Plan. No new grants can be granted under 2003 Contactual Plan.

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2011 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2011	886,445	$1.51
Granted	401,568	3.41
Released	(136,576)	1.24
Forfeited	-	-
Balance at September 30, 2011	1,151,437	$2.20	2.91

Option activity since March 31, 2011 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2011	1,553,979	6,969,196	$1.56
Granted (1)(2)	(567,568)	337,974	3.77
Exercised	-	(252,772)	1.38
Canceled/forfeited	10,000	(10,000)	2.58
Termination of plans	-	-	-
Balance at September 30, 2011	996,411	7,044,398	$1.65

(1) The reduction to shares available for grant includes awards granted of 401,568.
(2) The increase to shares subject to options outstanding includes 171,974 options assumed under the 2003 Contactual Plan.

The following table summarizes the stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.15	1,438,641	$0.87	6.38	$4,584,830	1,438,641	$0.87	$4,584,830
$1.16 - $1.27	1,832,990	$1.25	4.92	5,149,017	1,832,990	$1.25	5,149,017
$1.28 - $1.72	1,409,098	$1.50	3.99	3,605,214	1,409,098	$1.50	3,605,214
$1.73 - $2.69	1,423,169	$1.92	4.08	3,048,963	1,239,452	$1.85	2,741,702
$2.70 - $4.95	940,500	$3.43	6.62	756,375	399,500	$3.62	251,355
	7,044,398			$17,144,399	6,319,681		$16,332,118

Stock-based Compensation Expense

As of September 30, 2011, there was $3.2 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.38 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and six month periods ended September 30, 2011 and 2010, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the weighted average assumptions used to compute reported stock-based compensation to employees and directors for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected volatility	76%	-	76%	-
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.31%	-	0.33%	-
Weighted average expected option term	3.00 years	-	3.00 years	-
Weighted average fair value of options granted	$2.27	$-	$2.25	$-

In accordance with ASC 718, the Company recorded $214,000 and $37,000 in compensation expense relative to stock-based awards for the three months ended September 30, 2011 and 2010 and $400,000 and $56,000 for the six months ended September 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $115,000 and $19,000 for the three months ended September 30, 2011 and 2010 and $195,000 and $73,000 for the six months ended September 30, 2011 and 2010, respectively, in accordance with ASC 718.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected volatility	68%	64%	68%	64%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.10%	0.24%	0.10%	0.24%
Weighted average expected option term	0.75 years	0.75 years	0.75 years	0.75 years
Weighted average fair value of options granted	$1.49	$0.53	$1.49	$0.53

As of September 30, 2011, there was $225,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.6 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three and six months ended September 30, 2011 and 2010 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to such equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and six months ended September 30, 2011 and 2010 which was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of service revenues	$26	$7	$46	$16
Cost of product revenues	-	-	-	-
Research and development	56	15	104	37
Selling, general and administrative	247	34	445	76
Total stock-based compensation expense
related to employee stock options and
employee stock purchases, pre-tax	329	56	595	129

Tax benefit	-	-	-	-
Stock based compensation expense related to
employee stock options and employee stock
purchases, net of tax	$329	$56	$595	$129

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelyhood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that the adoption of ASU 2011-08 will have a material impact on the Company's consolidated results of operation and financial condition.

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

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2011 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	9/30/2011

Cash equivalents:
Money market funds	$14,362	$-	$-	$14,362

Short-term investments:
Mutual funds (1)	-	1,904	-	1,904

Total	$14,362	$1,904	$-	$16,266

(1) The fair value of mutual funds is determined based on published net asset values. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

4. BALANCE SHEET DETAIL
	September 30,	March 31,
	2011	2011
Inventory (in thousands):
Work-in-process	$142	$1,510
Finished goods	512	595
	$654	$2,105

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$832	$1,969	$2,779	$2,987

Denominator:
Common shares	63,710	63,383	62,989	63,495

Denominator for basic calculation	63,710	63,383	62,989	63,495
Employee stock options	3,622	1,331	3,443	1,184
Stock purchase rights	427	133	401	128
Employee stock purchase plan	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted calculation	67,759	64,847	66,833	64,807

Net income per share
Basic	$0.01	$0.03	$0.04	$0.05
Diluted	$0.01	$0.03	$0.04	$0.05

The following shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Employee stock options	174	4,258	549	4,797
Warrants	-	1,786	-	1,786
	174	6,044	549	6,583

6. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to an unrealized loss on investments classified as available-for-sale. Comprehensive income for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income, as reported	$832	$1,969	$2,779	$2,987
Unrealized loss on investments in securities	(38)	-	(23)	-
Comprehensive income	$794	$1,969	$2,756	$2,987

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
8x8 service, equipment and other	$19,818	$17,290	$38,324	$34,118
Technology licensing and related software	1	77	2	83
Total revenues	$19,819	$17,367	$38,326	$34,201

No customer represented greater than 10% of the Company's total revenue for the three and six months ended September 30, 2011 or 2010. Revenue from customers outside the United States was not material for either the three or six months ended September 30, 2011 or 2010.

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

At March 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was $1.7 million, but any such effect would have been fully offset by the application of the valuation allowance. The Company does not believe that there has been any change in the unrecognized tax benefits in the three and six month periods ended September 30, 2011 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2011 may be subject to examination by the Internal Revenue Service, California and various other states. The Company extended the filing date of the 2011 federal tax return and all state income tax returns. As of October 26, 2011, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2007 to 2011.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three and six months ended September 30, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

9. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company or its subsidiaries have agreed or otherwise obligated to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. Under these arrangements, the Company typically agrees to hold the other party harmless against losses arising from a breach of representations or covenants, intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, during the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$378	$356	$362	$331
Accruals for warranties	130	134	268	278
Settlements	(117)	(110)	(239)	(229)
Balance at end of period	$391	$380	$391	$380

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

In September 2011, the Company assumed a lease for Contactual's headquarters facility in Redwood City, California that expires in fiscal 2013. At September 30, 2011, future minimum annual lease payments under current operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2012	$460
2013	403
Total minimum payments	$863

In each of March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates and in September 2011, the Company assumed noncancelable capital lease agreements for equipment and software bearing interest at various rates with the acquisition of Contactual. At September 30, 2011, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2012	$40
2013	48
2014	11
Total minimum payments	99
Less: Amount representing interest	(5)
94
Less: Short-term portion of capital lease obligations	(63)
Long-term portion of capital lease obligations	$31

Capital leases included in computer equipment, office equipment and software were $525,000 at September 30, 2011. Total accumulated depreciation was $280,000 at September 30, 2011. Amortization expense for assets recorded under capital leases is included in depreciation expense.

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates through fiscal 2015. At September 30, 2011, future minimum annual payments under these third party network service contracts were $593,000 in 2012, $538,000 in 2013, $70,000 in 2014 and $7,000 in 2015.

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

On March 15, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants. On August 17, 2011, the Company was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The plaintiff has not made a specific monetary demand, and the Company cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The plaintiff has not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation.

Non-Income Based State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of non-income based taxes. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company.

10. STOCK REPURCHASES

On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase up to $10.0 million of its common stock from time to time until October 19, 2011. The stock repurchase plan expired on October 19, 2011. The remaining authorized repurchase amount at September 30, 2011 under the $10.0 million repurchase plan was $4.1 million. The stock repurchase activity for the six months ended September 30, 2011 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2011	3,870,985	$2.26	$8,022,690
Repurchase of common stock	301,800	2.95	888,964
Balance at September 30, 2011	4,172,785	$2.33	$8,911,654

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

11. ACQUISITIONS

Zerigo, Inc.

On June 16, 2011, the Company entered into an agreement with Zerigo, Inc. ("Zerigo"), a provider of cloud services pursuant to which the Company acquired 100% of the outstanding stock of Zerigo from its sole shareholder. Under the terms of the agreement, the Company paid the selling shareholder $750,000 in cash and issued 207,756 shares of its common stock. In addition, the Company agreed to pay the selling shareholder an earn-out of up to $500,000 cash upon the achievement of specified software development milestones by December 31, 2011. The fair value of the consideration transferred consisted of the following (in thousands):

Cash	$750
Contingent payments	441
Fair value of shares of stock issued	750
Total purchase price	$1,941

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the operating synergies expected to be realized through the acquisition of Zerigo and the workforce of the acquired business. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets will be amortized on a straight-line basis.

The estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$35
Property and equipment, net	25
Intangible assets	1,046
Total assets acquired	1,106
Liabilities assumed
Accounts payable	(8)
Deferred income tax liability, non-current	(413)
Total liabilities assumed	(421)
Net identifiable assets acquired	685
Goodwill	1,256
Total purchase price	$1,941

Contactual, Inc.

On September 15, 2011, the Company entered into an agreement with Contactual, Inc. ("Contactual"), a provider of cloud-based call center and customer interaction management solutions pursuant to which the Company acquired 100% of the outstanding shares of capital stock of Contactual from its shareholders. Under the terms of the agreement, the Company issued 6,700,000 shares of common stock. The share amount was reduced at closing by 215,100 shares of common stock in exchange for 8x8's agreement to pay statutory tax withholding on behalf of five former executives of Contactual. The preliminary estimated fair value of the consideration transferred consisted of the following (in thousands):

Cash	$892
Fair value of shares of stock issued	28,375
Total purchase price	$29,267

The Company recorded the acquisition of tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the operating synergies expected to be realized through the acquisition of Contactual and the workforce of the acquired business. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets will be amortized on a straight-line basis.

The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows:

Estimated
Fair Value
Assets acquired:
Cash	$894
Restricted cash	28
Accounts receivable, net	572
Prepaids and other assets	265
Property and equipment, net	347
Intangible assets	11,150
Total assets acquired	13,256
Liabilities assumed
Accounts payable	(2,059)
Accrued compensation	(1,255)
Deferred revenue	(253)
Other accrued liabilities	(166)
Total current liabilities	(3,733)
Deferred income tax liability, non-current	(301)
Accrued liabilities, non-current	(131)
Total liabilities assumed	(4,165)
Net identifiable assets acquired	9,091
Goodwill	20,176
Total purchase price	$29,267

The above estimated fair values of consideration transferred and assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes could be significant. The Company expects to finalize the valuation as soon as practicable but no later than one-year from the acquisition date.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Contactual as if the merger occurred at the beginning of each of the reporting periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from this acquisition including the acquisition costs of $0.5 million and amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each reporting period presented.

The unaudited pro forma financial information for the three and six months ended September 30, 2011 combined the historical results of the Company for the three and six months ended September 30, 2011, the historical results of Contactual for the three and six months ended June 30, 2011, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three and six months ended September 30, 2010 combined the historical results of the Company for the three and six months ended September 30, 2010, the historical results of Contactual for the three and six months ended June 30, 2010 and the effects of the pro forma adjustments described above.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Pro forma net revenue	$21,664	$19,196	$42,216	$37,736
Pro forma net income	$695	$1,364	$2,007	$1,495
Pro forma net income per share (basic)	$0.01	$0.02	$0.03	$0.02
Pro forma net income per share (diluted)	$0.01	$0.02	$0.03	$0.02

There is no impact to the Company's tax provision for the three and six months ended September 30, 2011 and 2010 from the pro forma adjustments since the Contactual had tax losses and the Company had a 100% valuation allowance on deferred tax assets in those periods.

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

BUSINESS OVERVIEW

We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting, and cloud-based computing services. As of September 30, 2011, we had more than 26,700 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2012 refers to the fiscal year ending March 31, 2012).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. As of September 30, 2011, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,	Dec 31,
	2011	2011	2011	2010	2010	2010	2010	2009
Gross business customer additions (1)	3,176	2,897	3,009	2,798	2,450	2,756	2,875	2,785
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	1,620	1,593	1,645	1,524	1,459	1,592	1,616	1,331
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	2.1%	2.1%	2.3%	2.2%	2.2%	2.5%	2.7%	2.4%
Total business customers (3)	26,727	25,455	24,385	23,251	22,167	21,362	20,428	19,407

Business customer average monthly
service revenue per customer (4)	$ 207	$ 200	$ 204	$ 209	$ 209	$ 208	$ 204	$ 204

Overall service margin	77%	78%	78%	77%	78%	78%	77%	78%
Overall product margin	-45%	-53%	-73%	-65%	-57%	-38%	-43%	-59%
Overall gross margin	66%	67%	67%	68%	68%	68%	68%	68%

Business subscriber acquisition cost
per service (5)	$ 101	$ 89	$ 91	$ 99	$ 108	$ 109	$ 97	$ 102
Average number of services subscribed
to per business customer	9.0	8.4	8.0	7.8	7.7	7.5	7.5	7.3
Business customer subscriber
acquisition cost (6)	$ 906	$ 743	$ 725	$ 768	$ 826	$ 818	$ 723	$ 749

(1)

Includes 49 and 250 customers acquired directly from our acquisitions in the first quarter of fiscal 2011 and second quarter of fiscal 2012 from Central Host, Inc. ("Central Host") and Contactual, Inc. ("Contactual"), respectively, and does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").

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

(5)

Business subscriber acquisition cost per service is defined as the combined costs of advertising, marketing, promotions, sales commissions and equipment subsidies for business services sold during the period divided by the number of gross business services added during the period.

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$18,013	$16,071	$1,942	12.1%
Percentage of total revenue	90.9%	92.5%
Six months ended	$35,034	$31,434	$3,600	11.5%
Percentage of total revenue	91.4%	91.9%

Service revenue consists primarily of revenue attributable to the provision of our service and royalties earned under our VoIP technology licenses. We expect that service revenue will continue to comprise nearly all of our revenue for the foreseeable future. Service revenue increased in the second quarter of fiscal 2012 primarily due to the increase in our business customer subscriber base, which grew from approximately 22,200 business customers on September 30, 2010, to 26,727 on September 30, 2011 and the acquisition of Contactual in September 2011. The increase for the first six months of fiscal 2012 was primarily attributable to the increase in our business customer base from approximately 24,000 businesses on April 1, 2011 to 26,727 on September 30, 2011 and the acquisition of Contactual in September 2011.

	September 30,		Dollar	Percent
Product revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,806	$1,296	$510	39.4%
Percentage of total revenue	9.1%	7.5%
Six months ended	$3,292	$2,767	$525	19.0%
Percentage of total revenue	8.6%	8.1%

Product revenue consists primarily of revenue from sales of IP telephones attributable to our service. Product revenue increased for the three and six months ended September 30, 2011 primarily because of an increase in equipment sales to business customers. No customer represented greater than 10% of our total revenue for the three and six months ended September 30, 2011 and 2010. Revenue from customers outside the United States was not material for the three and six months ended September 30, 2011 or 2010.

	September 30,		Dollar	Percent
Cost of service revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,059	$3,589	$470	13.1%
Percentage of service revenue	22.5%	22.3%
Six months ended	$7,874	$6,971	$903	13.0%
Percentage of service revenue	22.5%	22.2%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended September 30, 2011 increased over the comparable period in the prior fiscal year primarily due to a $0.2 million increase in payroll and related costs, a $0.1 million increase in consulting and outside service expenses, a $0.1 million increase in license and fee expenses, and a $0.1 million increase in depreciation expense.

Cost of service revenue for the six months ended September 30, 2011 increased from the comparable period in the prior fiscal year primarily due to a $0.4 million increase in payroll and related costs, a $0.2 million increase in depreciation expense, a $0.1 million increase in third party network service fees, a $0.1 million increase in consulting and outside service expenses and a $0.1 million increase in expensed computer equipment and furniture and fixtures.

	September 30,		Dollar	Percent
Cost of product revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,613	$2,031	$582	28.7%
Percentage of product revenue	144.7%	156.7%
Six months ended	$4,883	$4,057	$826	20.4%
Percentage of product revenue	148.3%	146.6%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We allocate a portion of service revenue to product revenue but this revenue is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended September 30, 2011 increased over the comparable period in the prior fiscal year primarily due to an increase in the shipment of equipment to customers.

The cost of product revenue for the six months ended September 30, 2011 increased over the comparable period in the prior fiscal year due to an increase in the shipment of equipment to customers. The increase in cost of product revenue was partially offset by a $0.1 million decrease in payroll and related costs.

	September 30,		Dollar	Percent
Research and development	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,540	$1,271	$269	21.2%
Percentage of total revenue	7.8%	7.3%
Six months ended	$2,947	$2,497	$450	18.0%
Percentage of total revenue	7.7%	7.3%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred. The research and development expenses for the three months ended September 30, 2011 increased over the comparable period in the prior fiscal year primarily due to a $0.2 million increase in payroll and related costs and a $0.1 million increase consulting and outside service expenses.

The research and development expenses for the six months ended September 30, 2011 increased over the comparable period in the prior fiscal year due to a $0.2 million increase in payroll and related costs and a $0.2 million increase in consulting and outside service expenses.

	September 30,		Dollar	Percent
Selling, general and administrative	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$10,742	$8,525	$2,217	26.0%
Percentage of total revenue	54.2%	49.1%
Six months ended	$20,151	$17,883	$2,268	12.7%
Percentage of total revenue	52.6%	52.3%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the three months ended September 2011 increased over the comparable period in the prior fiscal year primarily because of a $0.9 million increase in payroll and related costs, a $0.5 million increase in advertising expenses, a $0.4 million increase in legal fees primarily due to the acquisition of Contactual in September 2011, a $0.2 million increase in sales promotion expenses, a $0.1 million increase in tradeshow expenses and a $0.1 million increase in other misc. expenses.

Selling, general and administrative expenses for the first six months of fiscal 2012 increased over the same period in the prior fiscal year primarily because of a $1.4 million increase in payroll and related costs, a $0.4 million increase in legal fees primarily due to the acquisition of Contactual in September 2011, a $0.4 million increase in sales promotion expenses, a $0.1 million increase in tradeshow expenses, a $0.1 million increase in credit card discount fees and a $0.1 million increase in other misc. expenses. The increase in expenses was partially offset by a $0.1 million reduction in advertising expenses and a $0.1 million reduction in third party rep commissions.

	September 30,		Dollar	Percent
Other income (expense), net	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$(11)	$12	$(23)	-191.7%
Percentage of total revenue	-0.1%	0.1%
Six months ended	$9	$34	$(25)	-73.5%
Percentage of total revenue	0.0%	0.1%

In the three and six months ended September 30, 2011 and 2010, other income (expense), net consisted of interest expense, distribution of capital gains on investments and interest income earned on our cash, cash equivalents and investments. Other income (expense), net decreased for the three and six months ended September 30, 2011 primarily because of the buyout, including interest expense, of capital leases acquired with the acquisition of Contactual in September 2011.

Income on change in fair value	September 30,		Dollar	Percent
of warrant liability	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$9	$(9)	-100.0%
Percentage of total revenue	0.0%	0.1%
Six months ended	$-	$167	$(167)	-100.0%
Percentage of total revenue	0.0%	0.5%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The change in income on change in fair value of the warrant liability for the three and six months ended September 30, 2011 is due to the partial exercise and expiration of the warrants in the third quarter of fiscal 2011. These warrants expired in December 2010.

	September 30,		Dollar	Percent
Provision (benefit) for income tax	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$22	$3	$19	633.3%
Percentage of total revenue	0.1%	0.0%
Six months ended	$(299)	$7	$(306)	-4371.4%
Percentage of total revenue	-0.8%	0.0%

The increase in income tax expense for the three months ended September 30, 2011 compared with the same period in the prior fiscal year was primarily due to an increase in the state gross receipt and franchise taxes in several states compared to the comparable period in the prior year.

The income tax benefit for the six months ended September 30, 2011 was primarily due a $0.3 million release of the valuation allowance against the deferred tax asset as the Company has deemed it is more likely than not it will be used to offset a deferred tax liability of $0.3 million recorded in connection with the acquisition of Zerigo in June 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $19.1 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the six months ended September 30, 2011 was approximately $3.2 million, compared with $4.3 million for the six months ended September 30, 2010. The decrease in cash flow was primarily due to an increase in operating expenses in the first six months of fiscal 2012, including legal fees incurred for the purchase of Contactual ($0.4 million) and liabilities assumed with purchase of Contactual in September 2011, including broker fees of $0.7 million and legal fees of $0.2 million, partially offset by a $0.3 million release of the valuation allowance against the deferred tax asset as the Company has deemed it is more likely than not it will be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, the expense associated with stock-based awards and the change in fair value of warrant liability.

Net cash used in investing activities was $1.9 million during the six months ended September 30, 2011, compared with $2.4 million used in investing activities for the six months ended September 30, 2010. The decrease in cash used in investing activities during the six months ended September 30, 2011 is primarily related to a reduction in the acquisition of strategic investments ($0.3 million) and a decrease in acquisition of business ($0.3 million). The decrease in investing activities was partially offset by an increase in the purchase of additional equipment ($0.1 million).

Our financing activities for the six months ended September 30, 2011 consisted primarily of cash used to repurchase shares of our common stock ($1.0 million), payment of capital leases, including buyout of capital leases acquired with purchase of Contactual in September 2011 ($0.2 million) which was partially offset by the issuance of shares due to exercise of employee stock options and purchase of shares under the employee stock purchase plan ($0.7 million).

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting.

During the second quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The FCC is poised to adopt an order reforming the system of payments between regulated carriers that we partner with to interface with the public switch telephone network. The rates we pay for the services performed by these carriers may increase as a result of the FCC's reform order. As a result, we may increase rates for service, making our offerings less competitive with others in the marketplace, or reduce our profitability.

On October 27, 2011, the FCC will hold an open meeting where it will consider a Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform the intercarrier compensation system. If the FCC adopts this item during its open meeting, the text and implementing rules may not occur until a later date. It is expected that the item will address the compensation arrangements between carriers that handle traffic like ours. It is likely that rates we pay carriers to handle our traffic will increase as a result of this Order. In the event that this does occur we will either raise the retail price of our service offerings or our profit margins will be reduced.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which gives them a significant competitive advantage. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. The FCC recently adopted rules that would prohibit providers of broadband Internet access services from blocking, degrading or engaging in other discriminatory actions. These rules are scheduled to become effective on November 20, 2011. On October 6, 2011, appeals of the rules were filed by numerous parties and consolidated before the U.S. Court of Appeals for the District of Columbia. We cannot predict the outcome of these appeals nor the impact of these rules on our business at this time. While interference with access to our products and services seems unlikely, broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

The FCC may require us to deploy an E-911 service that automatically determines the location of our customers. The adoption of such a requirement could increase our costs that could make our service more expensive, decrease our profit margins, or both.

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). In September 2010, the FCC released a Notice of Inquiry again requesting comment on what type of automatic location standards should apply to providers of nomadic VoIP service providers, whether the FCC's rules concerning the delivery of emergency services should be extended beyond providers of interconnected VoIP services, and whether such emergency service obligations should apply to mobile VoIP applications used on smartphones, computers and other devices. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on a number of issues including (i) whether to apply the FCC's E-911 rules to "outbound-only" interconnected VoIP services (i.e., services that support placing calls to the PSTN); (ii) whether to adopt rules requiring all interconnected VoIP service to automatically provide location information for emergency calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to connect calls to the United States E.164 telephone numbers rather than the PSTN." Also, the FCC released a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to E-911 requirements, or should apply other regulatory requirements to these additional services. In September 2011, the FCC released a Notice of Proposed Rulemaking soliciting comment on what the role the agency could play in the fostering the development and implementation of newer 911 technologies including, but not limited to, prioritization of 911 traffic triggered by an event such as a natural disaster, long-term implementation of IP-based alternatives for delivering different kinds of media to emergency call takers like video, photographs, and other forms of data, and text-to-911 solutions.

The outcome of these proceedings cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our customers on the Internet. The FCC's VoIP E-911 order has increased our cost of doing business and may adversely affect our ability to deliver the 8x8 service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC's mandates are unavailable. Our compliance with and increased costs due to the FCC's VoIP E-911 order put us at a competitive disadvantage to those VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC's mandates. We cannot guarantee that emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services from outside of the United States. The FCC's current VoIP E- 911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

A recent petition filed by tw telecom inc. with the FCC seeks an Order that its provision of facilities-based interconnected VoIP services should be classified as "telecommunications services," "telephone exchange services," and/or "exchange access" under relevant federal law. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

In July 2011, the FCC released a Public Notice concerning a Petition for Declaratory Ruling filed by tw telecom inc. The Petitioner requests the FCC to clarify that incumbent providers of local telephone service, like AT&T and Verizon, allow for direct IP-to-IP interconnection with incumbent local exchange carriers for certain IP-based services. Specifically, tw telecom seeks direct IP-to-IP interconnection from incumbent local telephone companies for the transmission and routing of tw telecom's facilities-based VoIP services and for voice services that originate and terminate in Time Division Multiplexing format but are converted to IP format for transport (referred to by the industry as "IP-in-the-middle" voice services). Additionally, tw telecom is asking for the FCC to clarify that its facilities-based VoIP services are "telecommunications services" as well as "telephone exchange services" and/or "exchange access," as those terms are defined under the Communications Act of 1934, as amended by the Telecommunications Act of 1996. We cannot predict the outcome of this proceeding nor its potential impact on our business at this time. Depending on how the FCC rules on the tw telecom petition, we could be subject to greater regulation at the state level which would increase our costs of doing business. It is also possible that an adverse ruling by the FCC in this proceeding could change the intercarrier compensation rate that our carriers pay to handle our traffic which could also increase our costs. Increased costs to us may require us to raise our prices, making our services less competitive, reduce our profit margins, or both.

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

In October, 2010, the "Twenty-First Century Communications and Video Accessibility Act" was signed into law. The law requires the FCC to initiate a proceeding to determine what services should be required to offer access for people with disabilities and what those accessibility requirements should entail. In October, 2011, the FCC adopted an order implementing the new accessibility requirements as well as released a Notice of Proposed Rulemaking concerning certain, additional, discrete issues. We cannot predict whether we will be subject to additional accessibility requirements or whether any of our service offerings that are not currently subject to disabilities access requirements will be subject to such obligations. These events could increase our expenses, which would have an adverse effect on our operating results.

Risks Relating to the Merger and 8x8 Common Stock

The integration of 8x8 and Contactual may not be completed successfully, cost-effectively or on a timely basis.

After completing the acquisition of Contactual, we have more assets and employees to manage than we did prior to the acquisition. The integration process will require us to expand the scope of our existing operations and financial systems. Our management will be required to devote time and attention to the process of integrating the operations of Contactual with ours. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, among others:

  the diversion of management's attention from the day-to-day operations of the combined company;
  the management of a larger company than before completion of the acquisition;
  the assimilation of Contactual employees and the integration of two business cultures;
  challenges in attracting and retaining key personnel;
  the integration of information, network, accounting, finance, sales, billing, payroll and regulatory compliance systems;
  challenges in keeping existing customers and obtaining new customers; and
  challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate Contactual's operations with our own. For example, the costs of achieving systems integration may substantially exceed its current estimates. As a non-public company, Contactual has not had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control and other procedures. Bringing its systems into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, our business activities after completion of the acquisition. If we are not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its results of operations and financial condition may be harmed.

We may not be able to realize the anticipated synergies and other benefits it expects to achieve from the acquisition of Contactual within the timeframe that is currently expected, or at all.

Strategic transactions like our acquisition of Contactual create numerous uncertainties and risks. As a result, the combined company may not be able to realize the expected revenue growth and other benefits and synergies that we seek to achieve from the acquisition. For example, we may not be successful in our goal to sell our services to larger business that have historically been the primary subscribers of the Contactual call center services which could prevent us from achieving the increased revenues it expects from the acquisition of Contactual. Even if we are successful in continuing to sell Contactual products to larger customers, these customers may not subscribe to the Contactual contact center services at the levels anticipated by us based on its past experience.

We believe that the businesses conducted by us and Contactual are complementary in a number of respects and that the combined company can take advantage of synergies, economies of scale and other benefits in the following areas, among others:

  market expansion;
  increased sales to existing customers;
  product and technology synergies;
  operational and manufacturing synergies;
  research and development synergies;
  expansion of intellectual property and patent portfolio;
  geographic synergies; and
  cultural synergies.

However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and actual results may deviate from our expectations for a variety of reasons, including the following:

  integration of the operations of Contactual with ours may be more difficult, time-consuming or costly than expected and may not be as successful as the parties anticipate;
  revenues of the combined business following the transaction may be lower than expected;
  operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) of the combined business may be greater than expected following the transaction;
  the ability to retain key employees of Contactual subsequent to the completion of the transaction;
  the parties might not be able to meet expectations regarding the timing, completion and effects of the transaction;
  the businesses of Contactual and us are subject to intense competition;
  our failure protect the Contactual intellectual property rights may weaken the competitive position of the combined company; and
  in the future third parties may assert claims, including, without limitation, intellectual property infringement claims, that could materially adversely affect the operating results of the combined company.

As shares of 8x8 common stock issued in the acquisition of Contactual become eligible for resale, the sale of those shares could adversely impact 8x8's stock price.

All of the shares of our common stock issued as merger consideration on or around the closing date will be subject to restrictions under federal securities laws that prohibit any resale of such shares for a period of at least six months from the closing date of September 15, 2011. The total number of shares of our common stock issued on the closing date was approximately 5.5 million shares (exclusive of shares retained in escrow), which represented approximately 9% of the number of shares of our common stock outstanding immediately prior to the completion of the acquisition. Accordingly, a substantial number of shares of our common stock may become eligible for resale six months after the closing date. Our stock price may suffer a significant decline as a result of the sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

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

Date: October 31, 2011

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)