Form 10-Q
period 2011-12-31
8X8 INC /DE/
filed 2012-01-23
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

      The number of shares of the Registrant's Common Stock outstanding as of January 18, 2012 was 69,536,277.

FORM 10-Q     PDF as a courtesy
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$20,004	$16,474
Restricted cash	28	-
Short-term investments	1,912	1,927
Accounts receivable, net	1,917	863
Inventory	539	2,105
Deferred cost of goods sold	129	123
Other current assets	819	584
Total current assets	25,348	22,076
Property and equipment, net	3,483	2,398
Intangible assets, net	11,979	214
Goodwill	25,150	1,210
Other assets	647	686
Total assets	$66,607	$26,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,481	$4,551
Accrued compensation	3,296	1,722
Accrued warranty	396	362
Accrued taxes	1,432	1,828
Deferred revenue	1,013	835
Other accrued liabilities	1,732	1,386
Total current liabilities	12,350	10,684

Other liabilities	400	39
Total liabilities	12,750	10,723

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	62	62
Additional paid-in capital	240,864	208,218
Accumulated other comprehensive loss	(88)	(73)
Accumulated deficit	(186,981)	(192,346)
Total stockholders' equity	53,857	15,861
Total liabilities and stockholders' equity	$66,607	$26,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Service revenues	$21,200	$16,664	$56,234	$48,098
Product revenues	2,078	1,114	5,370	3,881
Total revenues	23,278	17,778	61,604	51,979

Operating expenses:
Cost of service revenues	4,890	3,819	12,764	10,790
Cost of product revenues	2,584	1,840	7,467	5,897
Research and development	1,955	1,131	4,902	3,628
Selling, general and administrative	11,297	9,570	31,448	27,453
Total operating expenses	20,726	16,360	56,581	47,768
Income from operations	2,552	1,418	5,023	4,211
Other income, net	49	78	58	112
Income on change in fair value of warrant liability	-	-	-	167
Income before provision (benefit) for income taxes	2,601	1,496	5,081	4,490
Provision (benefit) for income taxes	15	-	(284)	7
Net income .	$2,586	$1,496	$5,365	$4,483

Net income per share:
Basic	$0.04	$0.02	$0.08	$0.07
Diluted	$0.04	$0.02	$0.08	$0.07

Weighted average number of shares:
Basic	69,445	63,281	65,165	63,365
Diluted	73,214	66,873	69,013	65,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,365	$4,483
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,532	960
Stock-based compensation	1,013	228
Change in fair value of warrant liability	-	(167)
Deferred income tax benefit	(336)	-
Other	130	57
Changes in assets and liabilities
Accounts receivable, net	(642)	(231)
Inventory	1,596	(458)
Other current and noncurrent assets	405	(75)
Deferred cost of goods sold	(6)	2
Accounts payable	(2,059)	1,272
Accrued compensation	319	239
Accrued warranty	34	86
Accrued taxes and fees	(396)	301
Deferred revenue	(75)	(271)
Other current and noncurrent liabilities	(472)	548
Net cash provided by operating activities	6,408	6,974

Cash flows from investing activities:
Purchases of property and equipment	(1,743)	(1,891)
Purchase of investment	-	(2,000)
Purchase of strategic investment	-	(315)
Acquisition of businesses, net of cash acquired	(713)	(998)
Sale of property and equipment	-	2
Net cash used in investing activities	(2,456)	(5,202)

Cash flows from financing activities:
Capital lease payments	(273)	(28)
Repurchase of common stock	(1,038)	(4,026)
Buyback of employee stock options	-	(101)
Proceeds from exercise of warrants	-	880
Proceeds from issuance of common stock, net of issuance costs	(60)	278
Proceeds from issuance of common stock under employee stock plans	949	1,755
Net cash used in financing activities	(422)	(1,242)
Net increase in cash and cash equivalents	3,530	530

Cash and cash equivalents at the beginning of the period	16,474	18,056
Cash and cash equivalents at the end of the period	$20,004	$18,586

Supplemental cash flow information
Issuance of common stock in connection with acquisitions of businesses	$31,358	$600
Fair value of options assumed in connection with acquisitions of businesses	274	-
Acquisition of property and equipment, net in connection with
acquisitions of businesses	372	80
Acquisition of capital lease in connection with acquisitions of businesses	297	-
Transfer of net assets in purchase of strategic investment	-	41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting and cloud-based computing services. As of December 31, 2011, the Company had more than 27,600 business customers.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized, but are annually tested for impairment and more often if there is an indicator of impairment.

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets as of December 31, 2011 and March 31, 2011 were as follows (in thousands):

	December 31, 2011			March 31, 2011
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(226)	$8,016	$-	$-	$-
Customer relationships	3,305	(299)	3,006	308	(94)	214
Trade names/domains	957	-	957	-	-	-
Total acquired identifiable
intangible assets	$12,504	$(525)	$11,979	$308	$(94)	$214

Annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, for the remainder of fiscal 2012 and subsequent fiscal years is estimated to be the following as of December 31, 2011 (in thousands):

Amount
Remaining 2012	$357
2013	1,428
2014	1,334
2015	1,325
2016	1,325
Thereafter	5,253
Total	$11,022

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 - Stock Compensation which establishes standards for the accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three and nine months ended December 31, 2011 included the unvested portion of stock-based awards granted. Stock-based awards were measured based on ASC 718 criteria and the compensation expense for all share-based payment awards granted is recognized using the straight-line single-option method. Stock-based compensation expense includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of December 31, 2011, the 1992 Stock Plan, 1996 Stock Plan and 1996 Director Option Plan had expired and the 1999 Nonstatutory Stock Option Plan had been cancelled by the Board, but there were outstanding unexercised options granted under each of these plans. Options granted under these plans generally vested over four years, were granted at fair market value on the date of the grant and expire ten years from that date.

The Company has reserved a total of 7,000,000 shares of common stock for issuance under its 2006 Stock Plan as amended (the "2006 Plan"). The 2006 Plan is the Company's only active plan for providing stock-based incentive compensation ("awards") to its eligible employees, non-employee directors or consultants. Awards that may be granted under the 2006 Plan include incentive stock options, nonstatutory stock options and stock purchase rights. The exercise price of incentive stock options granted under the 2006 Plan may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the board of directors, subject to certain limitations as set forth in the 2006 Plan. Options and stock purchase rights generally vest over four years and expire ten years after grant. The 2006 Plan expires in May 2016.

In the second fiscal quarter of 2012, the Company assumed the Amended and Restated Contactual, Inc. 2003 Stock Option Plan (the "2003 Contactual Plan"), exchanged all outstanding Contactual options to new options in the Company pursuant to the Agreement and Plan of Merger Reorganization dated September 11, 2011 and registered an aggregate of 171,974 shares of the Company's common stock that may be issued upon the exercise of stock options granted under the assumed 2003 Contactual Plan. No new grants can be made under the 2003 Contactual Plan.

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2011 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2011	886,445	$1.51
Granted	523,100	3.59
Released	(211,470)	1.30
Forfeited	(15,438)	3.85
Balance at December 31, 2011	1,182,637	$2.44	2.78

Option activity since March 31, 2011 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2011	1,553,979	6,969,196	$1.56
Granted (1)(2)	(722,600)	371,474	3.77
Exercised	-	(422,545)	1.42
Canceled/forfeited	26,273	(26,273)	3.71
Termination of plans	(1,273)	-	-
Balance at December 31, 2011	856,379	6,891,852	$1.66

(1) The reduction to shares available for grant includes both awards and options granted of 523,100 and 199,500 shares, respectively.
(2) The increase to shares subject to options outstanding includes 171,974 shares subject to options assumed under the 2003 Contactual Plan.

The following table summarizes the stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.01 - $1.15	1,430,768	$0.87	5.69	$3,286,944	1,412,018	$0.87	$3,243,819
$1.16 - $1.27	1,757,279	$1.25	4.18	3,369,661	1,757,279	$1.25	3,369,661
$1.28 - $1.72	1,768,891	$1.56	3.12	2,275,290	1,768,891	$1.56	2,275,290
$1.73 - $2.81	1,462,414	$2.24	5.47	1,941,010	912,244	$2.01	1,638,079
$2.82 - $4.95	472,500	$4.13	5.32	40	288,000	$3.93	40
	6,891,852			$10,872,945	6,138,432		$10,526,889

Stock-Based Compensation Expense

As of December 31, 2011, there was $3.6 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.10 years.

To value option grants and other awards for actual and pro forma stock-based compensation, the Company has used the Black- Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant. Fair value determined using Black-Scholes varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and nine month periods ended December 31, 2011 and 2010, the Company used historical volatility of the common stock over a period equal to the expected life of the options to estimate their fair value. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the weighted average assumptions used to compute reported stock-based compensation to employees and directors for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Expected volatility	75%	-	76%	-
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.44%	-	0.35%	-
Weighted average expected option term	3.25 years	-	3.04 years	-
Weighted average fair value of options granted	$1.96	$-	$2.20	$-

In accordance with ASC 718, the Company recorded $301,000 and $67,000 in compensation expense relative to stock-based awards for the three months ended December 31, 2011 and 2010, and $701,000 and $123,000 for the nine months ended December 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $117,000 and $32,000 for the three months ended December 31, 2011 and 2010, and $312,000 and $105,000 for the nine months ended December 31, 2011 and 2010, respectively, in accordance with ASC 718.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Expected volatility	-	64%	68%	64%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	0.24%	0.10%	0.24%
Weighted average expected option term	-	0.75 years	0.75 years	0.75 years
Weighted average fair value of options granted	$-	$0.53	$1.49	$0.53

As of December 31, 2011, there was $107,000 of total unrecognized compensation cost related to employee stock purchases under the Employee Stock Purchase Plan. These costs are expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three and nine months ended December 31, 2011 and 2010 as the Company believes that it is more likely than not that it will not realize the benefit from tax deductions related to such equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and nine months ended December 31, 2011 and 2010 which was recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of service revenues	$41	$11	$87	$27
Research and development	72	27	176	64
Selling, general and administrative	305	61	750	137
Total stock-based compensation expense
related to employee stock options and
employee stock purchases, pre-tax	418	99	1,013	228

Tax benefit	-	-	-	-
Stock-based compensation expense related to
employee stock options and employee stock
purchases, net of tax	$418	$99	$1,013	$228

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that the adoption of ASU 2011-08 will have a material impact on the Company's consolidated results of operation and financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-12 will have a material impact on the Company's consolidated results of operation and financial condition.

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

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and March 31, 2011, respectively (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	12/31/2011

Cash equivalents:
Money market funds	$14,365	$-	$-	$14,365

Short-term investments:
Mutual funds (1)	-	1,912	-	1,912

Total	$14,365	$1,912	$-	$16,277

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	3/31/2011

Cash equivalents:
Money market funds	$14,358	$-	$-	$14,358

Short-term investments:
Mutual funds (1)	-	1,927	-	1,927

Total	$14,358	$1,927	$-	$16,285

(1) The fair value of mutual funds is determined based on published net asset values. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

4. BALANCE SHEET DETAIL

	December 31,	March 31,
	2011	2011
Inventory (in thousands):
Work-in-process	$63	$1,510
Finished goods	476	595
	$539	$2,105

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options and under the employee stock purchase plan.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$2,586	$1,496	$5,365	$4,483

Denominator:
Common shares	69,445	63,281	65,165	63,365

Denominator for basic calculation	69,445	63,281	65,165	63,365
Employee stock options	3,364	3,173	3,413	2,010
Stock purchase rights	385	319	409	188
Employee stock purchase plan	20	100	26	59
Denominator for diluted calculation	73,214	66,873	69,013	65,622

Net income per share
Basic	$0.04	$0.02	$0.08	$0.07
Diluted	$0.04	$0.02	$0.08	$0.07

The following shares attributable to outstanding stock options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Employee stock options and awards	604	690	637	2,242

	604	690	637	2,242

6. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between the Company's net income and comprehensive income is due primarily to an unrealized loss on investments classified as available-for-sale. Comprehensive income for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income, as reported	$2,586	$1,496	$5,365	$4,483
Unrealized loss on investments in securities	(8)	(80)	(15)	(80)
Comprehensive income	$2,578	$1,416	$5,350	$4,403

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
8x8 service, equipment and other	$23,277	$17,759	$61,601	$51,877
Technology licensing and related software	1	19	3	102
Total revenues	$23,278	$17,778	$61,604	$51,979

No customer represented greater than 10% of the Company's total revenue for the three and nine months ended December 31, 2011 or 2010. Revenue from customers outside the United States was not material for either the three or nine months ended December 31, 2011 or 2010.

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

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2011 may be subject to examination by the Internal Revenue Service, California and various other states. The Company extended the filing date of the 2011 federal tax return and all state income tax returns. As of January 20, 2012, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2007 to 2011.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the three and nine months ended December 31, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

9. COMMITMENTS AND CONTINGENCIES

Guarantees

Indemnifications

In the normal course of business, the Company or its subsidiaries have agreed or otherwise become obligated to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. Under these arrangements, the Company typically agrees to hold the other party harmless against losses arising from a breach of representations or covenants, intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, during the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Balance at beginning of period	$391	$380	$362	$331
Accruals for warranties	106	119	374	397
Settlements	(101)	(82)	(340)	(311)
Balance at end of period	$396	$417	$396	$417

Leases

In May 2009, the Company entered into a three-year lease for its primary facility in Sunnyvale, California that expires in fiscal 2013.

In September 2011, the Company assumed a lease for Contactual's headquarters facility in Redwood City, California that expires in fiscal 2013. At December 31, 2011, future minimum lease payments under current operating leases were as follows (in thousands):

Year ending March 31:
Remaining 2012	$230
2013	403
Total minimum payments	$633

In each of March 2007 and August 2009, the Company entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates and in September 2011, the Company assumed noncancelable capital lease agreements for equipment and software bearing interest at various rates with the acquisition of Contactual. At December 31, 2011, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
Remaining 2012	$9
2013	48
2014	11
Total minimum payments	68
Less: Amount representing interest	(3)
65
Less: Short-term portion of capital lease obligations	(43)
Long-term portion of capital lease obligations	$22

Capital leases included in computer equipment, office equipment and software were $525,000 at December 31, 2011. Total accumulated depreciation was $289,000 at December 31, 2011. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of fiscal 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At December 31, 2011, the total remaining obligation under the amended contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates through fiscal 2015. At December 31, 2011, future minimum annual payments under these third party network service contracts were $287,000 in 2012, $593,000 in 2013, $70,000 in 2014 and $7,000 in 2015.

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

On March 15, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants. On August 17, 2011, the Company was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company filed a motion to dismiss the complaint on October 11, 2011, and the motion is still pending. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The Company cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The plaintiff has not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation. The Company has not answered the complaint.

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

10. STOCK REPURCHASES

On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase up to $10.0 million of its common stock from time to time until October 19, 2011. The stock repurchase plan expired on October 19, 2011. The stock repurchase activity under this plan for the nine months ended December 31, 2011 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2011	3,870,985	$2.26	$8,022,690
Repurchase of common stock	301,800	2.95	888,964
Balance at December 31, 2011	4,172,785	$2.33	$8,911,654

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

11. ACQUISITIONS

Zerigo, Inc.

On June 16, 2011, the Company entered into an agreement with Zerigo, Inc. ("Zerigo"), a provider of cloud services pursuant to which the Company acquired 100% of the outstanding stock of Zerigo from its sole shareholder. Under the terms of the agreement, the Company paid the selling shareholder $750,000 in cash and issued 207,756 shares of its common stock. In addition, the Company agreed to pay the selling shareholder an earn-out of up to $500,000 cash upon the achievement of specified software development milestones by December 31, 2011. As of December 31, 2011, the shareholder had achieved the specified software development milestones and the earn-out of $500,000 had been paid to the shareholder.

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

Contactual, Inc.

On September 15, 2011, the Company acquired 100% of the outstanding shares of capital stock of Contactual, Inc. ("Contactual"), a provider of cloud-based call center and customer interaction management solutions, pursuant to the terms of a merger agreement between the Company and Contactual.. The Company issued a total of 6,484,900 shares of common stock as acquisition consideration. This figure reflects a 215,100 share reduction related to 8x8's agreement to pay statutory tax withholding on behalf of five former Contactual executives under the terms of the merger agreement. Approximately, 1,005,000 of the shares of common stock issued as acquisition consideration are being held in escrow as security for the indemnification obligations of the Contactual stockholders under the merger agreement. The preliminary estimated fair value of the consideration transferred consisted of the following (in thousands):

Cash	$892
Fair value of shares of stock issued	30,608
Fair value of options assumed	274
Total purchase price	$31,774

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

The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows:

Estimated
Fair Value
Assets acquired:
Cash	$894
Restricted cash	28
Accounts receivable, net	572
Prepaids and other assets	265
Property and equipment, net	347
Intangible assets	11,150
Total assets acquired	13,256
Liabilities assumed
Accounts payable	(2,059)
Accrued compensation	(1,255)
Deferred revenue	(253)
Other accrued liabilities	(166)
Total current liabilities	(3,733)
Deferred income tax liability, non-current	(301)
Accrued liabilities, non-current	(131)
Total liabilities assumed	(4,165)
Net identifiable assets acquired	9,091
Goodwill	22,683
Total purchase price	$31,774

The above estimated fair values of consideration transferred and assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such a change occurred in the three months ended December 31, 2011 and increased the fair value of the consideration transferred and goodwill by $2.5 million. Such changes could be significant. The Company expects to finalize the valuation as soon as practicable but no later than one-year from the acquisition date.

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

The unaudited pro forma financial information for the three and nine months ended December 31, 2011 combined the historical results of the Company for the three months ended December 31, 2011 and the six months ended September 30, 2011, the historical results of Contactual for the three and six months ended June 30, 2011, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three and nine months ended December 31, 2010 combined the historical results of the Company for the three and nine months ended December 31, 2010, the historical results of Contactual for the three and nine months ended September 30, 2010 and the effects of the pro forma adjustments described above.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
Pro forma net revenue	$23,278	$19,638	$65,494	$57,374
Pro forma net income	$2,820	$629	$4,827	$2,124
Pro forma net income per share (basic)	$0.04	$0.01	$0.07	$0.03
Pro forma net income per share (diluted)	$0.04	$0.01	$0.07	$0.03

There is no impact to the Company's tax provision for the three and nine months ended December 31, 2011 and 2010 from the pro forma adjustments since the Contactual had tax losses and the Company had a 100% valuation allowance on deferred tax assets in those periods.

As the Company has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of Contactual, it is impractical to determine the revenues and earnings specific to Contactual since the acquisition date.

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

BUSINESS OVERVIEW

We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing, unified communications services, managed hosting, and cloud-based computing services. As of December 31, 2011, we had more than 27,600 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2012 refers to the fiscal year ending March 31, 2012).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the period ended December 31, 2011.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. The estimates, assumptions and judgements made by management as to the timing and amount of future revenues and expenses and valuation methodologies used to calculate fair value affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized, but are annually tested in the fourth quarter of our fiscal year for impairment and more often if there is an indicator of impairment.

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. We review the recoverability of our long-lived assets on an annual basis in the fourth quarter of our fiscal year or when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Dec 31,	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Gross business customer additions (1)	2,836	3,176	2,897	3,009	2,798	2,450	2,756	2,875
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	1,642	1,620	1,593	1,645	1,524	1,459	1,592	1,616
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	2.0%	2.1%	2.1%	2.3%	2.2%	2.2%	2.5%	2.7%
Total business customers (3)	27,677	26,727	25,455	24,385	23,251	22,167	21,362	20,428

Business customer average monthly
service revenue per customer (4)	$ 239	$ 207	$ 200	$ 204	$ 209	$ 209	$ 208	$ 204

Overall service margin	77%	77%	78%	78%	77%	78%	78%	77%
Overall product margin	-24%	-45%	-53%	-73%	-65%	-57%	-38%	-43%
Overall gross margin	68%	66%	67%	67%	68%	68%	68%	68%

Business subscriber acquisition cost
per service (5)	$ 92	$ 101	$ 89	$ 91	$ 99	$ 108	$ 109	$ 97
Average number of services subscribed
to per business customer	9.4	9.0	8.4	8.0	7.8	7.7	7.5	7.5
Business customer subscriber
acquisition cost (6)	$ 867	$ 906	$ 743	$ 725	$ 768	$ 826	$ 818	$ 723

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

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$21,200	$16,664	$4,536	27.2%
Percentage of total revenue	91.1%	93.7%
Nine months ended	$56,234	$48,098	$8,136	16.9%
Percentage of total revenue	91.3%	92.5%

Service revenue consists primarily of revenue attributable to the provision of our services. We expect that service revenue will continue to comprise nearly all of our revenue for the foreseeable future. Service revenue increased in the third quarter of fiscal 2012 compared with the same period of fiscal 2011 primarily due to the increase in our business customer subscriber base, which grew from approximately 23,251 business customers on December 31, 2010, to 27,677 on December 31, 2011, and the acquisition of Contactual in September 2011. The increase for the first nine months of fiscal 2012 compared with the same period of fiscal 2011 was primarily attributable to the increase in our business customer base from 24,385 businesses on April 1, 2011 to 27,677 on December 31, 2011, and the acquisition of Contactual in September 2011.

	December 31,		Dollar	Percent
Product revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,078	$1,114	$964	86.5%
Percentage of total revenue	8.9%	6.3%
Nine months ended	$5,370	$3,881	$1,489	38.4%
Percentage of total revenue	8.7%	7.5%

Product revenue consists primarily of revenue from sales of customer premise IP telephones used with our service. Product revenue increased for the three and nine months ended December 31, 2011 compared with the same periods of fiscal 2011 primarily because of an increase in equipment sales to business customers. No customer represented greater than 10% of our total revenue for the three and nine months ended December 31, 2011 and 2010. Revenue from customers outside the United States was not material for the three and nine months ended December 31, 2011 or 2010.

	December 31,		Dollar	Percent
Cost of service revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,890	$3,819	$1,071	28.0%
Percentage of service revenue	23.1%	22.9%
Nine months ended	$12,764	$10,790	$1,974	18.3%
Percentage of service revenue	22.7%	22.4%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended December 31, 2011 increased over the comparable period in the prior fiscal year primarily due to a $0.4 million increase in payroll and related costs, a $0.3 million increase in third party network service fees, a $0.3 million increase in depreciation and amortization expense primarily due to intangibles acquired as part of business combinations, and a $0.2 million increase in consulting and outside service expenses. The increase in cost of service revenue was partially offset by a $0.1 million decrease in license and fee expenses.

Cost of service revenue for the nine months ended December 31, 2011 increased from the comparable period in the prior fiscal year primarily due to a $0.8 million increase in payroll and related costs, a $0.4 million increase in third party network service fees, $0.3 million increase in consulting and outside service expenses, a $0.2 million increase in depreciation expense, a $0.2 million increase in amortization expense primarily due to intangibles acquired as part of business combinations , a $0.1 million increase in support and maintenance expenses and a $0.1 million increase in expensed computer equipment and furniture and fixtures. The increase in cost of service revenue was partially offset by a $0.1 million decrease in license and fee expenses.

	December 31,		Dollar	Percent
Cost of product revenue	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,584	$1,840	$744	40.4%
Percentage of product revenue	124.4%	165.2%
Nine months ended	$7,467	$5,897	$1,570	26.6%
Percentage of product revenue	139.1%	151.9%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. We allocate a portion of service revenue to product revenue but this revenue is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended December 31, 2011 increased over the comparable period in the prior fiscal year primarily due to an increase in the shipment of equipment to customers.

The cost of product revenue for the nine months ended December 31, 2011 increased over the comparable period in the prior fiscal year due to an increase in the shipment of equipment to customers. The increase in cost of product revenue was partially offset by a $0.1 million decrease in payroll and related costs.

	December 31,		Dollar	Percent
Research and development	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,955	$1,131	$824	72.9%
Percentage of total revenue	8.4%	6.4%
Nine months ended	$4,902	$3,628	$1,274	35.1%
Percentage of total revenue	8.0%	7.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our engineering and development efforts. We expense research and development costs, including software development costs, as they are incurred. The research and development expenses for the three months ended December 31, 2011 increased over the comparable period in the prior fiscal year primarily due to a $0.7 million increase in payroll and related costs and a $0.1 million increase consulting and outside service expenses.

The research and development expenses for the nine months ended December 31, 2011 increased over the comparable period in the prior fiscal year due to a $0.9 million increase in payroll and related costs, a $0.3 million increase in consulting and outside service expenses and a $0.1 million increase in other miscellaneous expenses.

	December 31,		Dollar	Percent
Selling, general and administrative	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$11,297	$9,570	$1,727	18.0%
Percentage of total revenue	48.5%	53.8%
Nine months ended	$31,448	$27,453	$3,995	14.6%
Percentage of total revenue	51.0%	52.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, customer support, finance, human resources and general management. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Selling, general and administrative expenses for the three months ended December 31, 2011 increased over the comparable period in the prior fiscal year primarily because of a $1.7 million increase in payroll and related costs primarily due to an increase in headcount as a result of the acquisition of Contactual, a $0.4 million increase in advertising expenses, a $0.1 million increase in facility related expenses primarily due to assumption of Contactual operating lease, a $0.1 million increase in amortization expense primarily due to acquisition of intangibles acquired in business combinations, a $0.1 million increase in temporary employees, consulting and outside service expenses, a $0.1 million increase in travel and meal expenses, and a $0.1 million increase in sales promotion expenses. The increase in expenses was partially offset by a $0.7 million reduction in legal expenses and a $0.2 million reduction in sales and use tax primarily due to settlement and release of accrued sales and use tax related to sales and use tax audit.

Selling, general and administrative expenses for the first nine months of fiscal 2012 increased over the same period in the prior fiscal year primarily because of a $3.1 million increase in payroll and related costs primarily due to an increase in headcount as a result of growth in the business and the acquisition of Contactual, a $0.4 million increase in sales promotion expenses, a $0.3 million increase in advertising expenses, a $0.1 million increase in facility related expenses primarily due to assumption of Contactual operating lease, a $0.1 million increase in amortization expense primarily due to acquisition of intangibles acquired in business combinations, a $0.1 million increase in travel and meal expenses, a $0.1 million increase in credit card processing fees, a $0.1 million increase in bad debt expenses, a $0.1 million increase in tradeshow expenses and a $0.2 million increase in other miscellaneous expenses. The increase in expenses was partially offset by a $0.3 million reduction in legal expenses, a $0.2 million reduction in sales and use tax primarily due to settlement and release of accrued sales and use tax related to sales and use tax audit and a $0.1 million reduction in third party rep commissions.

	December 31,		Dollar	Percent
Other income, net	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$49	$78	$(29)	-37.2%
Percentage of total revenue	0.2%	0.4%
Nine months ended	$58	$112	$(54)	-48.2%
Percentage of total revenue	0.1%	0.2%

In the three and nine months ended December 31, 2011 and 2010, other income, net consisted of interest expense, distribution of capital gains on investments and interest income earned on our cash, cash equivalents and investments. Other income, net decreased for the three months ended December 31, 2011, primarily because of the capital gains distribution of $65,000 in December 2010.

Other income, net decreased for the nine months ended December 31, 2011 primarily because of the buyout, including interest expense, of capital leases acquired with the acquisition of Contactual in September 2011.

Income on change in fair value	December 31,		Dollar	Percent
of warrant liability	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	N/A
Percentage of total revenue	0.0%	0.0%
Nine months ended	$-	$167	$(167)	-100.0%
Percentage of total revenue	0.0%	0.3%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The change in income on change in fair value of the warrant liability for the three and nine months ended December 31, 2011 is due to the partial exercise and expiration of the warrants in the third quarter of fiscal 2011. These warrants expired in December 2010.

	December 31,		Dollar	Percent
Provision (benefit) for income tax	2011	2010	Change	Change
	(dollar amounts in thousands)
Three months ended	$15	$-	$15	N/A
Percentage of total revenue	0.1%	0.0%
Nine months ended	$(284)	$7	$(291)	-4157.1%
Percentage of total revenue	-0.5%	0.0%

The increase in income tax expense for the three months ended December 31, 2011 compared with the same period in the prior fiscal year was primarily due to an increase in the state gross receipt and franchise taxes in several states compared to the comparable period in the prior year.

The income tax benefit for the nine months ended December 31, 2011 was primarily due a $0.3 million release of the valuation allowance against the deferred tax asset as the Company has deemed it is more likely than not it will be used to offset a deferred tax liability of $0.3 million recorded in connection with the acquisition of Zerigo in June 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $21.9 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the nine months ended December 31, 2011 was approximately $6.4 million, compared with $7.0 million for the nine months ended December 31, 2010. The decrease in cash flow was primarily due to an increase in operating expenses in the first nine months of fiscal 2012, including legal fees incurred for the purchase of Contactual ($0.4 million) and liabilities assumed with purchase of Contactual in September 2011, including broker fees of $0.7 million and legal fees of $0.2 million, partially offset by a $0.3 million release of the valuation allowance against the deferred tax asset as the Company has deemed it is more likely than not it will be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as depreciation and amortization, the expense associated with stock-based awards and the change in fair value of warrant liability.

Net cash used in investing activities was $2.5 million during the nine months ended December 31, 2011, compared with $5.2 million used in investing activities for the nine months ended December 31, 2010. The decrease in cash used in investing activities during the nine months ended December 31, 2011 was primarily related to a reduction in the acquisition of strategic and other investments ($2.3 million), a decrease in acquisition of business ($0.3 million) and a decrease in the purchase of additional equipment ($0.1 million).

Our financing activities for the nine months ended December 31, 2011 consisted primarily of cash used to repurchase shares of our common stock ($1.0 million), payment of capital leases, including buyout of capital leases acquired with purchase of Contactual in September 2011 ($0.3 million) which was partially offset by the issuance of shares due to exercise of employee stock options and purchase of shares under the employee stock purchase plan ($0.9 million).

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting.

During the third quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — "Note 9".

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

The FCC adopted an order reforming the system of payments between regulated carriers that we partner with to interface with the public switch telephone network. The rates we pay for the services performed by these carriers may increase as a result of the FCC's reform order. As a result, we may increase rates for service, making our offerings less competitive with others in the marketplace, or reduce our profitability.

The FCC recently reformed the system under which regulated providers of telecommunications services compensate each other for various types of traffic, including Voice over Internet Protocol ("VoIP") traffic that originates or terminates on the PSTN and applied new call signaling requirements to VoIP and other service providers. The FCC's rules concerning charges for transmission of VoIP traffic could result in an increased cost to terminate the traffic absent specific agreements that provide the appropriate rate to be charged for such traffic when passed between us and other carriers. For VoIP traffic that originates or terminates on the Public Switched Telephone Network ("PSTN"), the Order establishes a transitional framework that: (1) establishes default intercarrier compensation rates for "toll" VoIP-PSTN traffic that are equal to interstate access rates applicable to non-VoIP traffic; (2) establishes default intercarrier compensation rates for other VoIP-PSTN traffic that will be the applicable reciprocal compensation rates; and (3) allows regulated providers of telecommunications services to tariff these default charges in the relevant federal and state tariffs that apply in the absence of an agreement. The rules then provide for a multiyear transition to a national "bill-and-keep" framework as the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers. To the extent that the company transmits traffic not subject to a specific intercarrier compensation arrangement and another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to a bill-and-keep framework. Accordingly, in the near term, our costs may increase which could result in either us increasing the retail charges for our service offerings or reducing our profitability. But, over the longer term, we expect our costs to terminate traffic to the PSTN to decline.

The FCC's recently adopted Order reforming payments that carrier exchange for various type of traffic also imposes call signaling requirements on VoIP providers like us. To the extent that we cannot comply with these rules, we may be subject to fines, cease and desist orders, or other penalties.

The recent FCC Order reforming the system of compensation for various types of traffic also included rules to address calls for which identifying information is missing or masked in ways that impede billing for such traffic. The FCC's new rules require, among other things, interconnected VoIP providers, like us, that originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass calling party number or charge number signaling information they receive from other providers unaltered, to subsequent providers in the call path. While we believe we are in compliance with this rule, to the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties.

The FCC's recently adopted Order reforming payments between carriers for various types of traffic also includes a Further Notice of Proposed Rulemaking. Depending on the rules adopted by the FCC in this proceeding, the payments we make to underlying carriers to access the Public Switched Telephone Network may increase, which may result in us increasing the retail price of our service, potentially making our offering less competitive with traditional providers of telecommunications services, or may reduce our profitability.

The FCC's recently adopted Order reforming payments between carriers for various types of traffic includes a Further Notice of Proposed Rulemaking which may result in the FCC adopting additional rules applicable to the exchange of traffic between regulated providers of telecommunications services. While it is uncertain what rules, if any, the FCC will adopt and when the FCC may do so, it is possible that as a result of this proceeding the charges our underlying service providers assess us will increase when we send traffic to the Public Switched Telephone Network. Should this occur, we may have to raise the retail rate of our offering, potentially making our services less competitive with traditional providers of telecommunications services, or our profit margins may decrease. The FCC proceeding is ongoing and we cannot predict whether the FCC will act, what rules it may adopt nor can we predict what impact it may have on our business at this time.

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

On December 23, 2010, the FCC adopted an order that imposes "network neutrality" obligations on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prevent broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prevent broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer's broadband Internet access service. The FCC rules became effective on November 20, 2011. Numerous parties have appealed these rules which have been consolidated before the U.S. Court of Appeals for the District of Columbia. We cannot predict the outcome of these appeals nor the impact of these rules on our business at this time. While interference with access to our products and services seems unlikely, broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

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

Date: January 20, 2012

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)