Form 10-K
period 2012-03-31
8X8 INC /DE/
filed 2012-05-24
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $276,930,119. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 16, 2012 was 70,708,589.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2012 for the 2012 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2012

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

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2012 refers to the fiscal year ended March 31, 2012). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

Overview

8x8 develops and markets telecommunications services for Internet protocol, or IP, telephony and video applications as well as contact center, web-based conferencing and unified communications services, and cloud-based computing services. We offer the 8x8 Virtual Office hosted PBX (private branch exchange) service, 8x8 Virtual Contact Center service, 8x8 Virtual Office Pro unified communications solution and 8x8 Cloud-Based Computing Solutions.

We initially marketed our services under the Packet8 brand. In May 2009, we began marketing our services under the 8x8 brand. As of March 31, 2012, we had more than 28,500 business customers who use our services as their primary business telephone system, including IP dial tone, long distance and all of the business class features typically associated with a traditional business phone system or PBX. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, and unified communications services).

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

Industry Background

We employ cloud-based technology, known as Voice over Internet Protocol ("VoIP"), to deliver our services. VoIP technology enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). IP is the most commonly used protocol for communicating on these packet switched networks. VoIP allows for the transmission of voice, video and data over these same packet-switched networks, providing an alternative to traditional telephone networks which use a fixed electrical path to carry voice signals through a series of switches to a destination.

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
  New product innovations that allow VoIP providers to offer services not currently offered by traditional telephone companies; and
  Increased awareness of the capabilities and benefits of cloud-based Software as a Service ("SaaS") alternatives to traditional premises-based systems

The traditional telephone networks maintained by many local and long distance telephone companies, known as the public- switched telephone networks, or PSTN, were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, we believe these networks are not well-suited to service the explosive growth of digital communication applications for the following reasons:

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

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks. As broadband connectivity, including fiber lines, cable modem and digital subscriber line ("DSL"), has become more available and less expensive, it is now possible for service providers like 8x8 to offer SaaS applications such as voice and video that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment to these customers and increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers.

The growing adoption of VoIP in the business community is part of a broader technological migration now occurring from traditional on-premise IT systems to cloud-based alternatives accessible from any location, network or device. This dramatic shift is enabling businesses to transition deployment and management of their IT infrastructure from a capital expenditure model to an operating expense approach, freeing valuable internal resources while gaining increased flexibility, capabilities and performance. According to a Frost & Sullivan March 2012 report, the inflection point for hosted/cloud communications has arrived as businesses have become more focused on issues such as cost management, accommodating dispersed and mobile workforces and the need to re-assign administrative IT staff to more strategic tasks.

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

Specific strategies to accomplish this objective include:

  Build an indirect sales channel. Our direct sales force generated more than 95% of our sales in fiscal 2012. In fiscal 2013, we intend to continue to build an indirect sales channel to expand distribution of our products and services. We intend to leverage our commercial relationships with our equipment vendors and the experience of our sales team to market our services. In addition, we intend to engage with other indirect sales channels to market our services.

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

Our Services

Our services work over virtually any high-speed Internet connection worldwide to allow calls to or from any phone in the world, whether that phone is an IP phone, a mobile phone or a PSTN phone. 8x8's service utilizes IP customer premise equipment to enable plug and play installation and a familiar dial tone user interface. The 8x8 service also uses web-based technologies to enable unified communications services such as web conferencing and Internet fax as well as account setup, account management, billing and customer support. We have developed proprietary implementation of standards-based technologies underlying our 8x8 service, which works with third party carriers to terminate VoIP calls on the PSTN network. As part of the 8x8 service, we currently resell IP telephones and videophones that utilize derivatives of our licensed semiconductor technology and unique software modifications to the protocol and application code that enable them to connect to the 8x8 IP services platform. We continue to enhance and develop new functionality in the software code that is embedded in these devices.

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

8x8 Virtual Office subscribers have the ability to choose any phone number available to 8x8 subscribers regardless of a user's geographic location. Subscribers also can port existing telephone numbers, including toll-free numbers, from other service providers at no additional cost. Each extension in the virtual PBX can be located anywhere in the world that is serviced by a high-speed Internet connection. 8x8 Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges from third party telecommunications carriers. 8x8 Virtual Office offers the following essential services for small and medium-sized businesses:

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
    Supervised transfers; and
    View of extension status.

8x8 Virtual Contact Center

The 8x8 Virtual Contact Center, introduced in July 2007, and the technology acquired from Contactual, Inc. ("Contactual") is a fully integrated hosted call center solution that works with any broadband Internet connection and provides enterprise class contact center functionality combined with Virtual Office calling features. The 8x8 Virtual Contact Center allows companies to quickly deploy and operate multi-channel contact centers within 8x8's Virtual Office infrastructure without the time and expense of purchasing, installing and maintaining costly, specialized equipment. Delivered entirely as a hosted service, the 8x8

Virtual Contact Center requires no specialized hardware or software, no telecom equipment and no up-front capital expenditures, making it an ideal solution for blending in-house, offsite or multi-site call center agents. Agents require nothing more than a web browser and a suitable voice device that can be provided by 8x8 or a third party service provider.

The 8x8 Virtual Contact Center service offers features such as skills-based routing, multi-media management, real time monitoring and reporting, voice recording and logging, historical reporting, Interactive Voice Response, CRM integration with Salesforce.com and NetSuite, and contact and case management tools.

8x8 IP Telephones

In the second half of fiscal 2011, we began selling four models of Polycom IP phones and three models of Polycom IP speakerphones. The Polycom IP phones deliver enhanced equipment and service features including high definition HD audio, corporate directory display and lookup, intercom paging, shared line appearance and Power over Ethernet capability. In fiscal 2012, we began selling Cisco IP Phones.

In the second quarter of fiscal 2009, we launched the 8x8 675xi series of IP phones that incorporated 8x8's advanced NAT traversal technologies to facilitate the network-independent operational advantages of the 8x8 service. These advantages include the ability to simply plug the phone into any public or private Internet connection and immediately make or receive calls without performing any network or firewall configuration changes.

8x8 Virtual Office Pro Unified Communications

Introduced in January 2010, 8x8 Virtual Office Pro is a powerful unified communications service that allows subscribers to manage essential, advanced business communications functions online through a centralized web-based portal via a PC, laptop, tablet or smartphone. Integrated with the 8x8 Virtual Office phone service, Virtual Office Pro enhances business productivity by providing users with a complete, instantly accessible suite of communication tools used in everyday business interactions. In October 2010, we began selling the Virtual Office Pro service on a standalone basis so that a business customer would no longer be required to buy a physical IP telephone from us in order to access our Virtual Office services.

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
  Microsoft Outlook Contacts and Corporate Directory integration;
  Virtual Meeting - allows subscribers to create, join and invite participants to web, audio and video meetings;
  Virtual Office Mobile extension - to place and receive VoIP calls and access common Virtual Office services and functions from an iPhone/iPod Touch/iPad/Android mobile handset;
  Fax - enables users to send and receive unlimited faxes using either a separate phone number for fax or the same number as your 8x8 extension;
  Call recording - enables any inbound or outbound call to be recorded and later reviewed, downloaded or deleted;
  Presence management - tells other co-workers whether a user is logged in, logged off, on the phone, off the phone or currently unavailable; and
  My Inbox overview - gives a comprehensive view of all voicemails, recordings, FAX messages, calls, and chat history.

8x8 Cloud-Based Computing Solutions

In May 2010, we introduced 8x8 managed hosting and cloud-based computing solutions that enable business customers to reduce costs and gain performance and reliability advantages by eliminating in-house ownership of server equipment and costly information technology systems management staff.

Sales, Marketing and Promotional Activities

We currently sell and market our 8x8 services to end users through our direct sales force, website, and third party resellers. Our inside sales force primarily handles inbound telephone calls and website leads which are generated from third party lead generation sources and direct web advertising such as Google, or traditional advertising channels such as in-flight magazines.

Our sales departments consisted of 100 employees at the end of fiscal 2012. Sales representatives are paid a base salary and monthly commission for selling our products and services. The commission is based on new sales made by the sales representative.

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

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, CenturyLink and Verizon Communications as well as rural incumbents, such as Windstream. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have. Moreover, they also provide some of the broadband services that are required to use our service, which is a significant competitive advantage.

Vendors of private branch exchange ("PBX") systems and alternative voice communications providers

Competitors for the 8x8 business service include traditional PBX and key system manufacturers and their resellers, including Cisco Systems, Inc., Avaya Holdings Corp., Mitel Networks Corporation, Shoretel, Inc. and Toshiba, Centrex services offered by incumbent telephone companies, and VoIP services offered by XO Communications, Cbeyond, Inc. and other companies.

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and detailed call record storage and billing. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform in software that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premise equipment. Unless the recipient is using an Internet telephony device, the outgoing packets (representing a voice and/or video call initiated by an 8x8 subscriber) are sent to one of our partner telecommunications carriers, where the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain a network operations center at our headquarters in Sunnyvale, California and employ a staff of 32 individuals with experience in voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in Sunnyvale, California and have a staff of 86 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced some customer support activities to third parties. Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions, and e-mail support.

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Level(3) Communications and Inteliquent. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

Research and Development

The VoIP market is characterized by rapid technological changes and advancements. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing 8x8 products and services. Future development also will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, support of new customer premise equipment, new unified services and the enhancement of existing products and services that are essential to our success.

We currently employ 39 individuals in research, development and engineering activities in our facilities in Sunnyvale, California. Research and development expenses in each of the fiscal years ended March 31, 2012, 2011 and 2010 were $6.7 million, $4.8 million and $5.0 million, respectively.

Regulatory

Although several regulatory proceedings are underway or are being contemplated by federal and state authorities, including the Federal Communications Commission ("FCC") and state regulatory agencies, VoIP communication services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings.

The effect of any future laws, regulations and orders on our operations, including, but not limited to, the 8x8 service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers, which could result in making our services less competitive with traditional telecommunications services if we increase our retail prices or decreasing our profit margins if we attempt to absorb such costs.

Regulation of the Internet

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet, in general, could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2012, we had been issued 79 United States patents and additional United States and foreign patent applications are pending. Our patents expire on dates ranging from 2012 to 2028. We cannot predict whether our pending patent applications will result in issued patents.

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
  On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. More information regarding this suit is provided below under Part I, Item 3. "LEGAL PROCEEDINGS."

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

Geographic Areas

Most of our customers and substantially all of our revenues are in the U.S. Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2012, 2011 and 2010.

Employees

As of March 31, 2012, our workforce consisted of 301 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Bryan R. Martin, Chairman and Chief Executive Officer. Bryan R. Martin, age 44, has served as Chairman of the Board of Directors since December 2003 and as Chief Executive Officer and as a director since February 2002. From March 2007 to November 2008, and again from April 2011 to December 2011, he has served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, Chief Financial Officer. Dan Weirich, age 38, has served as our Chief Financial Officer since July 2006. From November 2008 to March 2011, Mr. Weirich also served as our President. From June 2006 to July 2006, Mr. Weirich served as our Acting Chief Financial Officer. He was our Vice President of Operations from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. Prior to joining us, Mr. Weirich served in various roles for iAsiaWorks, Qwest Communications and Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Kim Niederman, President. Kim Niederman, age 60, has served as our President since January 2012. From February 2011 to December 2011, Mr. Niederman served as our Senior Vice President of Sales. From February to November 2010, Mr. Niederman was Senior Vice President of NComputing, Inc. and from January 2007 to January 2009, Mr. Niederman was Chief Executive Officer and President of Anagran, Inc. From January 2003 to January 2007, Mr. Niederman was Senior Vice President of Worldwide Sales for Polycom, Inc. He received a B.A. from the University of Denver.

Ramprakash Narayanaswamy, Chief Technology Officer and Vice President of Engineering. Ramprakash Narayanaswamy, age 47, was appointed Chief Technology Officer in April 2010 and is responsible for our research, development and engineering operations. From February 2005 to April 2010, Mr. Narayanaswamy held multiple numerous engineering roles including Vice President, Engineering. Between 1992 and 2005, Mr. Narayanaswamy served in various engineering roles for Nextance Inc., Bluelight.com and Sun Microsystems, Inc. He received his Masters degree in Computer Applications from National Institute of Technology, Tiruchirapalli, India.

Debbie Jo Severin, Chief Marketing Officer and Vice President of Marketing. Debbie Jo Severin, age 52, has served as our Chief Marketing Officer and Vice President of Marketing since March 2009. From 2003 to March 2009, Ms. Severin served as Vice President of Marketing for Covad Communications. Prior to Covad Communications, Ms. Severin worked at PrimeOne Tele-TV, Northpoint Communications, Valiant Networks, BellSouth Telecommunications and Pacific Bell. She received a Masters Degree in Mathematics and a Bachelor of Science from the University of Alabama, Birmingham.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

The success of our Company is dependent on the growth and public acceptance of our services.

Our future success depends on our ability to significantly increase revenues generated from our services. In turn, the success of our voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber of an existing broadband Internet service, usually provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth of our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP service has not yet been adopted by a majority of prospective business customers. According to a report filed by the FCC in October 2011, approximately 7.5% of access lines to businesses in the United States utilize interconnected VoIP services. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. We must devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions, in general, and our services in particular. Substantial, ongoing interaction with our customers in order to train and assist them with the deployment and use of our services over these networks is sometimes required. If any or all of these factors fail to occur, our business may be affected adversely.

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

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. In general, our customers may terminate their subscriptions for our services on 30 days notice. Even though our customer churn rates improved in fiscal 2012, we believe that more than 50% of our total customer churn is related to customers' financial condition and cannot be certain that we will continue to experience the same improvement in churn rates given current economic conditions. Additionally, the combination of our sales cycle coupled with challenging economic conditions could have a negative impact on the results of our operations.

We have a history of losses and are uncertain of our future profitability.

We recorded operating income of approximately $7.2 million for the fiscal year ended March 31, 2012 and ended the period with an accumulated deficit of $123 million. We recorded operating income of approximately $6.2 million and $4.0 million for the fiscal years ended March 31, 2011 and 2010, respectively. Although we have achieved operating income in each of our three most recent fiscal years, we suffered operating losses in each of the three prior fiscal years and may incur operating losses in the foreseeable future, which may be substantial. We will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to maintain operating profitability on an annual basis or on a quarterly basis in the future.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior.

On December 23, 2010, the FCC adopted an order that imposes "network neutrality" obligations on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prevent broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prevent broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer's broadband Internet access service. The FCC rules became effective on November 20, 2011. Numerous parties have appealed these rules which have been consolidated before the U.S. Court of Appeals for the District of Columbia. We cannot predict the outcome of these appeals or the impact of these rules on our business at this time. Although we believe interference with access to our products and services is unlikely, broadband Internet access provider interference has occurred, in limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and increasing or maintaining profitability.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers, alternative voice communication providers and independent VoIP providers. In addition, our customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on short notice.

Most of our current and potential competitors, particularly incumbent telephone and cable companies, have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

We also compete against established alternative voice communication providers and face competition from other large, well- capitalized Internet companies that have recently launched or plan to launch VoIP-enabled services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share by offering their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would affect our profitability.

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

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. In April, 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies, like us, contribute to the federal Universal Service Fund program. In general, the Further Notice of Proposed Rulemaking is considering questions like: what companies should contribute, how contributions should be assessed, and methods to improve the administration of the system. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or absorb the costs, which would reduce our profit margins. Furthermore, the FCC has ruled that states can require us to contribute to state Universal Service Fund programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the services we provide. We currently pass-through Universal Service Fund contributions to our customers which may result in our services becoming less competitive as compared to those provided by others.

We may become subject to state regulation for certain service offerings.

Certain states take the position that offerings by VoIP companies, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings like ours in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

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

While we believe that relations with our current service providers are good, and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Although we could replace our current providers, if necessary, our ability to provide service to our subscribers could be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.

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

Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity leased from our Internet bandwidth suppliers. We depend on these companies to provide uninterrupted and error- free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions or delays in network service. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

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

We depend on contract manufacturers to manufacture substantially all of our products and third party vendors for IP phones, and any delay or interruption in manufacturing by these contract manufacturers or vendors would result in delayed or reduced shipments to our customers and may harm our business.

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
  On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants.

If we were found to be infringing on the intellectual property rights of any third party in these lawsuits or other claims and proceedings that may be asserted against us in the future, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows. More information regarding the two pending suits is provided below under Part I. Item 3. "LEGAL PROCEEDINGS."

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

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2012, we had been awarded 79 United States patents and have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have, in the past, licensed and, in the future, expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

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

In fiscal 2012, we made two business acquisitions. In fiscal 2011, we made one acquisition and one investment in another company and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and the federal Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Currently, three jurisdictions are conducting sales tax audits of our records. As of March 31, 2012, there has been no change in the status of the assessment. We collect and have accrued for taxes that we believe are required to be remitted. While historically, the amounts that have been remitted have been within established accruals if our ultimate liability exceeds the accrued amount, it could result in significant charges to our earnings.

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

On June 1, 2007, the FCC released a Notice of Proposed Rulemaking in which it tentatively concluded that all interconnected VoIP service providers that allow customers to use their service in more than one location (nomadic VoIP service providers such as us) must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). In September 2010, the FCC released a Notice of Inquiry again requesting comment on what type of automatic location standards should apply to providers of nomadic VoIP service providers, whether the FCC's rules concerning the delivery of emergency services should be extended beyond providers of interconnected VoIP services, and whether such emergency service obligations should apply to mobile VoIP applications used on smartphones, computers and other devices. In July 2011, the FCC released a Second Further Notice of Proposed

Rulemaking, seeking comment on a number of issues including (i) whether to apply the FCC's E-911 rules to "outbound-only" interconnected VoIP services (i.e., services that support placing calls to the PSTN); (ii) whether to adopt rules requiring all interconnected VoIP service to automatically provide location information for emergency calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to connect calls to the United States E.164 telephone numbers rather than the PSTN." Also, the FCC released a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to E-911 requirements, or should apply other regulatory requirements to these additional services. In September 2011, the FCC released a Notice of Proposed Rulemaking soliciting comment on what role the agency could play in the fostering the development and implementation of newer 911 technologies including, but not limited to, prioritization of 911 traffic triggered by an event such as a natural disaster, long-term implementation of IP-based alternatives for delivering different kinds of media to emergency call takers like video, photographs, and other forms of data, and text-to-911 solutions.

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

The FCC adopted orders reforming the system of payments between regulated carriers that we partner with to interface with the public switch telephone network. The rates we pay for the services performed by these carriers may increase as a result of the FCC's reform order. As a result, we may increase rates for service, making our offerings less competitive with others in the marketplace, or reduce our profitability.

The FCC reformed the system under which regulated providers of telecommunications services compensate each other for various types of traffic, including VoIP traffic that terminates on the PSTN and applied new call signaling requirements to VoIP and other service providers. The FCC's rules concerning charges for transmission of VoIP traffic could result in an increased cost to terminate the traffic absent specific agreements that provide the appropriate rate to be charged for such traffic when passed between us and other carriers. For VoIP traffic that terminates on the PSTN, the Order establishes a transitional framework that: (1) establishes default intercarrier compensation rates for "toll" VoIP-PSTN traffic that are equal to interstate access rates applicable to non-VoIP traffic; (2) establishes default intercarrier compensation rates for other VoIP-PSTN traffic that will be the applicable reciprocal compensation rates; and (3) allows regulated providers of telecommunications services to tariff these default charges in the relevant federal and state tariffs that apply in the absence of an agreement. The rules then provide for a multiyear transition to a national "bill- and-keep" framework as the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. Under bill- and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers. To the extent that the company transmits traffic not subject to a specific intercarrier compensation arrangement and another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to a bill-and-keep framework. Accordingly, in the near term, our costs to terminate traffic to the PSTN may increase which could result in either us increasing the retail charges for our service offerings or reducing our profitability. But, over the longer term, we expect our costs to terminate traffic to the PSTN to decline.

Recently, the FCC clarified its intercarrier compensation order with respect to the compensation arrangements for the origination of VoIP traffic. Pursuant to the clarification order, local exchange carriers will be able to tariff default charges, i.e., charges imposed in the absence of commercial agreements between parties exchanging traffic bound for the PSTN, equal to intrastate originating access for originating intrastate toll VoIP traffic. The order makes clear that VoIP traffic includes traffic that originates or terminates in IP, or both, and also without regard to whether the traffic originates in time-division multiplexing or Internet protocol format. Local exchange carriers will have the ability to tariff default charges for the origination of intrastate toll VoIP traffic at intrastate rates until June 30, 2014. Starting July 1, 2014, LECs will be permitted to tariff default rates equal to interstate originating access. For all interstate VoIP traffic, interstate access rates continue to apply, consistent with the original order. At this time, we cannot predict what, if any, impact the FCC's clarification order will have on our business.

The FCC's Order reforming payments that carrier exchange for various type of traffic also imposes call signaling requirements on VoIP providers like us. To the extent that we cannot comply with these rules, we may be subject to fines, cease and desist orders, or other penalties.

The FCC Order reforming the system of compensation for various types of traffic also included rules to address calls for which identifying information is missing or masked in ways that impede billing for such traffic. The FCC's new rules require, among other things, interconnected VoIP providers, like us, that originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass calling party number or charge number signaling information they receive from other providers unaltered, to subsequent providers in the call path. While we believe we are in compliance with this rule, to the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties.

The FCC's Order reforming payments between carriers for various types of traffic also includes a Further Notice of Proposed Rulemaking. Depending on the rules adopted by the FCC in this proceeding, the payments we make to underlying carriers to access the Public Switched Telephone Network may increase, which may result in us increasing the retail price of our service, potentially making our offering less competitive with traditional providers of telecommunications services, or may reduce our profitability.

The FCC's Order reforming payments between carriers for various types of traffic includes a Further Notice of Proposed Rulemaking which may result in the FCC adopting additional rules applicable to the exchange of traffic between regulated providers of telecommunications services. While it is uncertain what rules, if any, the FCC will adopt and when the FCC may do so, it is possible that as a result of this proceeding the charges our underlying service providers assess us will increase when we send traffic to the Public Switched Telephone Network. Should this occur, we may have to raise the retail rate of our offering, potentially making our services less competitive with traditional providers of telecommunications services, or our profit margins may decrease. The FCC proceeding is ongoing and we cannot predict whether the FCC will act or what rules it may adopt nor can we predict what impact it may have on our business at this time.

A recent petition filed by tw telecom inc. with the FCC seeks an Order that its provision of facilities- based interconnected VoIP services should be classified as "telecommunications services," "telephone exchange services," and/or "exchange access" under relevant federal law. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

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

The FCC released an order with respect to preventing the placement of unauthorized charges on consumers' telephone bills, a practice referred to in the industry as "cramming." While the FCC did not extend regulations applicable to providers of traditional telephone services to interconnected VoIP providers to prevent "cramming" and other "Truth-in-Billing" requirements, the FCC indicated that it would continue to monitor the marketplace and may extend such obligation in the future. The proceeding remains open. We cannot predict the outcome of this proceeding, nor can we predict its potential impact on our business at this time. These events could increase our expenses, which would have an adverse effect on our operating results.

The FCC adopted rules concerning disabilities access requirements that may expand disabilities access requirements to additional services we offer.

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

The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act (CALEA). The FCC allows VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits companies like us to use the services provided by these third parties to comply with CALEA, we are ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy.

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

Our rate of customer terminations, or average monthly customer churn (excluding cancellations within 30 days of sign-up), was 2.0% for the fiscal year ended March 31, 2012 compared with 2.3% for the fiscal year ended March 31, 2011. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

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

As of March 31, 2012, we had cash and cash equivalents and investments of approximately $24.4 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital to pursue our strategic objectives. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we are not successful in these actions, we may be forced to cease operations.

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

Our common stock trades on the NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock. We have, in the past, been subject to delisting procedures due to a drop in the price of our common stock. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days in the future, we may again be subject to delisting procedures. As of the close of business on May 16, 2012, our common stock had a closing bid price of approximately $3.86 per share. We must also meet additional continued listing requirements contained in NASDAQ Listing Rule 5550(b), which requires that we have either (1) a minimum of $2,500,000 in stockholders' equity, (2) $35,000,000 market value of listed securities held by non-affiliates or (3) $500,000 of net income from continuing operations for the most recently completed fiscal year (or two of the three most recently completed fiscal years). As of May 16, 2012, based on our closing price as of that day, the market value of our securities held by non-affiliates approximated $245,595,000 and we were in compliance with NASDAQ Marketplace Rule 5550(b). There can be no assurance that we will continue to meet the continued listing requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in Sunnyvale, CA in a facility that is approximately 52,000 square feet and is leased through August 2012. On April 27, 2012, we entered into a lease pursuant to which we will lease approximately 104,657 square feet of office space in San Jose, California for our principal headquarters. The scheduled commencement date for the San Jose, California facility is August 1, 2012, and the term of the lease is seven years. We believe our new facilities will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 4 to the consolidated financial statements contained in Part II, Item 8 of this Report.

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

On October 6, 2010, we were named a defendant in a lawsuit, Ceres Communications Technologies, LLC ("Ceres") v. 8x8, Inc. et al., along with over a dozen other defendants in the United States District Court for the District of Delaware.  On November 16, 2010, we agreed to represent and indemnify OfficeMax in this lawsuit for the period in which our prior retail agreement with them was in effect, in accordance with the terms of that agreement.  On June 8, 2011, the Ceres suit against 8x8 and OfficeMax was settled after we acquired license rights for the subject patent from a licensor of third party intellectual property.

On March 15, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, we were dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, we were sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. We filed a motion to dismiss the complaint on October 11, 2011, which motion is still pending. We have not answered the complaint. We believe we have factual and legal defenses to these claims and are presenting a vigorous defense. We cannot estimate potential liability in this case at this early stage of litigation. Further, on April 26, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability affecting each claim of the patent that is the basis for the complaint against us.

On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. On November 1, 2011, Klausner dismissed the complaint voluntarily and filed new complaints separating the defendants, including a new complaint against us. We believe we have factual and legal defenses to these claims and are presenting a vigorous defense. The plaintiff has not made a specific monetary demand and we cannot estimate potential liability in this case at this early stage of litigation. We filed a motion to dismiss the complaint on February 23, 2012, and the motion is still pending. We have not answered the complaint.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 16, 2012, there were 314 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2012:
First quarter	$ 4.97	$ 2.80
Second quarter	$ 5.44	$ 3.00
Third quarter	$ 4.67	$ 3.13
Fourth quarter	$ 4.73	$ 3.11
Fiscal 2011:
First quarter	$ 1.55	$ 1.14
Second quarter	$ 2.20	$ 1.25
Third quarter	$ 3.30	$ 2.13
Fourth quarter	$ 3.15	$ 2.41

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2007 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Total revenues	$85,803	$70,163	$63,396	$64,674	$61,646
Net income (loss)	$69,228	$6,494	$3,879	$(2,500)	$30
Net income (loss) per share:
Basic	$1.04	$0.10	$0.06	$(0.04)	$0.00
Diluted	$0.99	$0.10	$0.06	$(0.04)	$0.00
Total assets	$130,733	$26,584	$23,712	$21,856	$21,551
Fair value of warrant liability	$-	$-	$167	$21	$335
Accumulated deficit	$(123,118)	$(192,346)	$(198,840)	$(202,719)	$(200,219)
Total stockholders' equity	$118,450	$15,861	$13,300	$9,030	$7,849

Reclassifications

Certain amounts previously reported within our consolidated statements of income have been reclassified to conform to the current period presentation. The reclassification includes:

  Reclassifying expenses related to our sales, customer service and marketing activities, which were previously included in "sales, general and administrative" expenses, to "sales and marketing."

The reclassification had no impact on our previously reported income from continuing operations, net income or basic or diluted income per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing and unified communications services. We offer the 8x8 Virtual Office hosted PBX service, 8x8 Virtual Contact Center service, the 8x8 Virtual Office Pro unified communications solution and 8x8 Cloud-Based Computing solutions. As of March 31, 2012, we had more than 28,500 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, contact center seats, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.). Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying 8x8 IP Telephone constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, we allocate 8x8 revenues, including activation fees, among the 8x8 IP telephones and subscriber services based on the fair value determined by their relative selling prices. Revenues allocated to these devices are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized when the related services are provided. We record revenue net of any sales-related taxes that are billed to our customers. We believe this approach results in financial statements that are more easily understood by investors. The cost of the products sold is recognized contemporaneously with the recognition of product revenue.

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

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2012, the accounts receivable balance was $2,279,000, net of an allowance for doubtful accounts of $140,000, including a reserve for disputed credits, and an estimated returns reserve of $98,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which include net operating loss and tax credit carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. As of March 31, 2011, we provided a full valuation allowance of approximately $65.5 million related to our net deferred tax assets due to uncertainties related to our ability to utilize most of our deferred tax assets before they expire. During the fourth quarter of fiscal 2012, we reassessed the need for a valuation allowance against our net deferred tax asset and concluded that it was more likely than not that we would be able to realize a portion of our deferred tax assets. Accordingly, we released a portion of our valuation allowance related to our deferred tax asset which resulted in a credit to the income statement of approximately $62.1 million. We determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) our attainment of three consecutive years of net income, (2) the acquisition of Contactual in the second quarter of fiscal 2012, (3) the completion of the Section 382 ownership analysis under the Internal Revenue Code for Contactual in the fourth quarter of fiscal 2012. In making this determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of March 31, 2012, the net deferred tax asset on the balance sheet represented the projected tax benefit we expect to realize and we continue to maintain a valuation allowance against the remainder of our deferred tax assets that we believe we will not be able to utilize.

We have received inquiries, demands or audit requests from several state, municipal and 9-1-1 taxing agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We recorded no expense for the years ended March 31, 2012, 2011 and 2010 for estimated tax exposure for such assessments.

Stock-Based Compensation

We account for our employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Purchase Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010, was measured based on ASC 718 criteria. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants and stock purchase rights under the Purchase Plans for actual and pro forma stock-based compensation we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2012, 2011 and 2010, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

Due to the adoption of ASC 718, some option exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, we are not recognizing deferred tax assets for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. We use the "with and without" approach as described in ASC 740, in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax expenses and as such, we recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,
	2012	2011	2011	2011	2011	2010	2010	2010
Gross business customer additions (1)	2,892	2,836	3,176	2,897	3,009	2,798	2,450	2,756
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	1,697	1,642	1,620	1,593	1,645	1,524	1,459	1,592
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	2.0%	2.0%	2.1%	2.1%	2.3%	2.2%	2.2%	2.5%
Total business customers (3)	28,671	27,677	26,727	25,455	24,385	23,251	22,167	21,362

Business customer average monthly
service revenue per customer (4)	$ 244	$ 239	$ 207	$ 200	$ 204	$ 209	$ 209	$ 208

Overall service margin	76%	77%	77%	78%	78%	77%	78%	78%
Overall product margin	-15%	-24%	-45%	-53%	-73%	-65%	-57%	-38%
Overall gross margin	68%	68%	66%	67%	67%	68%	68%	68%

Business subscriber acquisition cost
per service (5)	$ 99	$ 92	$ 101	$ 89	$ 91	$ 99	$ 108	$ 109
Average number of services subscribed
to per business customer	9.8	9.4	9.0	8.4	8.0	7.8	7.7	7.5
Business customer subscriber
acquisition cost (6)	$ 965	$ 867	$ 906	$ 743	$ 725	$ 768	$ 826	$ 818

(1)

Includes 49 and 250 customers acquired directly from our acquisitions in the first quarter of fiscal 2011 and second quarter of fiscal 2012 from Central Host, Inc. ("Central Host") and Contactual, respectively, and does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

REVENUE
	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Service revenue	$78,382	$64,998	$58,683	$13,384	20.6%	$6,315	10.8%
Percentage of total revenue	91.4%	92.6%	92.6%

Service revenue consists primarily of revenues attributable to the provision of our 8x8 services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2012, compared with fiscal year 2011, was primarily attributable to an increase in 8x8 service revenues resulting from growth of our business service subscriber base and an increase in revenue from the Contactual acquisition that closed on September 15, 2011. Our business service subscriber base grew from approximately 24,000 customers at the end of fiscal 2011 to approximately 28,500 customers on March 31, 2012. The increase was partially offset by a decrease in customers of our residential services. These changes were consistent with the redirection of our marketing efforts toward our business customer service. We expect the trends to continue in future periods.

The increase in fiscal year 2011, compared with fiscal year 2010, was primarily attributable to an increase in 8x8 service revenues resulting from growth of our business service subscriber base. Our business service subscriber base grew from approximately 20,000 customers at the end of fiscal 2010 to approximately 24,000 customers on March 31, 2011. The increase was partially offset by a decrease in customers of our residential services.

	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Product revenue	$7,421	$5,165	$4,713	$2,256	43.7%	$452	9.6%
Percentage of total revenue	8.6%	7.4%	7.4%

Product revenue consists primarily of revenues from sales of IP telephones, primarily attributable to our 8x8 service.

The increase in fiscal year 2012 from fiscal year 2011 resulted from a $2.3 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

The increase in fiscal year 2011 from fiscal year 2010 also resulted from a $0.6 million increase in product revenue attributable to growth in our business customer subscriber base because of subsidized equipment purchases. However, product revenue attributable to residential and video service declined by $0.1 million.

No single customer represented more than 10% of our total revenues during fiscal 2012, 2011 or 2010.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2012	2011	2010
United States	$83,841	$69,455	$63,272
Other locations	1,962	708	124
	$85,803	$70,163	$63,396

COST OF REVENUE
	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Cost of service revenue	$18,065	$14,508	$13,599	$3,557	24.5%	$909	6.7%
Percentage of service revenue	23.0%	22.3%	23.2%

Cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

The increase in the cost of service revenue for fiscal 2012 from fiscal 2011 was primarily due to a $1.2 million increase in third party network service expenses, $1.1 million increase in payroll and related expenses, a $0.4 million increase in consultant and outside service expenses, a $0.4 million increase in amortization expense due to intangibles acquired in acquisition of Contactual, Inc. and Zerigo, Inc., a $0.3 million increase in depreciation expenses, a $0.2 million increase in expensed computer equipment and furniture and fixtures, and a $0.1 million increase in repair and maintenance expenses. The increase in cost of service revenues was partially offset by a $0.2 million reduction in license and fee expenses and a $0.1 million decrease in recruiting expenses.

The increase in the cost of service revenue for fiscal 2011 from fiscal 2010 was primarily due to a $0.9 million increase in payroll and related expenses, a $0.3 million increase in depreciation expenses, a $0.2 million increase in expensed computer equipment and furniture and fixtures, a $0.1 million increase in recruiting expenses, a $0.1 million increase in license and fee expenses, and a $0.1 million increase in repair and maintenance expenses. The increase in cost of service revenues was partially offset by a $0.7 million reduction in the prices we paid to third party network service vendors, reduction of related accruals, as well as our use of multiple third party network provider vendors, which allowed us to route call and network traffic to the third party network provider vendor with the most favorable pricing, and a $0.1 decrease in consultant and outside service expenses.

	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Cost of product revenue	$9,822	$8,115	$7,257	$1,707	21.0%	$858	11.8%
Percentage of product revenue	132.4%	157.1%	154.0%

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

The increase in the cost of product revenue for fiscal 2012 from fiscal 2011 was primarily due to a $1.8 million increase in the shipment of equipment to our business customers and a $0.1 million increase in freight costs. The increase in cost of product revenues was partially offset by a $0.2 million decrease in payroll and related expenses due to reduction in headcount.

The increase in the cost of product revenues for fiscal 2011 from fiscal 2010 was primarily due to a $1.0 million increase in the shipment of equipment to our business customers. The increase in cost of product revenues was partially offset by a $0.1 million decrease in freight costs.

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Research and development	$6,745	$4,819	$5,049	$1,926	40.0%	$(230)	-4.6%
Percentage of total revenue	7.9%	6.9%	8.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs, including software development costs, as they are incurred.

The increase in research and development expenses for fiscal 2012 from fiscal 2011 was primarily attributable to a $1.5 million increase in payroll and related expenses and a $0.3 million increase in consulting and outside service expenses.

The decrease in research and development expenses for fiscal 2011 from fiscal 2010 was primarily attributable to the sale of our French research and development subsidiary in April 2010 offset by an increase in payroll and related expenses in the United States.

SALES AND MARKETING EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Sales and marketing	$37,980	$31,744	$29,134	$6,236	19.6%	$2,610	9.0%
Percentage of total revenue	44.3%	45.2%	46.0%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in sales and marketing expenses for fiscal 2012 from fiscal 2011 was primarily due to a $4.3 million increase in payroll and related expenses due to an increase in our sales force, a $0.7 million increase in advertising expenses, a $0.5 million increase in sales promotion expenses, a $0.3 million increase in amortization of customer relationship intangible, a $0.2 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in travel and meal expenses, a $0.2 million increase in tradeshow expenses, a $0.1 million increase in public relation expenses, a $0.1 million increase in bad debt expense and a $0.1 million increase in credit card processing fees. This increase was partially offset by a $0.6 million reduction in legal expenses, due to a $0.6 million accrual related to the memorandum of understanding to settle a lawsuit against us in fiscal 2011.

The increase in sales and marketing expenses for fiscal 2011 from fiscal 2010 was primarily due to a $2.2 million increase in payroll and related expenses, a $0.8 million increase in advertising expenses, a $0.6 million increase in legal expenses, due to a $0.6 million accrual related to the settlement of a lawsuit against us, a $0.1 million increase in recruiting expenses, a $0.1 million increase in amortization of customer relationship intangible asset and a $0.1 million increase in bad debt expenses. This increase was partially offset by a $0.6 million reduction in consulting and outside service expenses primarily due to reduction in third party customer service fees, reduction or conversion of temporary personnel, and reduction of outside service expense due to the completion of a non-recurring project in fiscal 2010, a $0.4 million reduction in indirect channel commission expenses, a $0.1 million reduction in printing expenses and a $0.2 million reduction in other sales and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
General and administrative	$6,012	$4,733	$4,382	$1,279	27.0%	$351	8.0%
Percentage of total revenue	7.0%	6.7%	6.9%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

The increase in general and administrative expenses for fiscal 2012 from fiscal 2011 was primarily due to a $0.5 million increase in legal expenses related to patent litigation and merger and acquisitions, a $0.4 million increase in payroll and related expenses, a $0.2 million increase in temporary personnel, consulting and outside service expenses, a $0.1 million increase in facility related expenses and a $0.1 million increase in meals, travel and entertainment costs. The increase in general and administrative expenses was partially offset by $0.1 million reduction in sales, property and franchise taxes due to settlement and release of outstanding state sales tax audit.

The increase in general and administrative expenses for fiscal 2011 from fiscal 2010 was primarily due to a $0.2 million increase in payroll and related expenses, a $0.2 million increase in legal expenses, and a $0.1 million increase in other general and administrative expenses. This increase was partially offset by a $0.1 million reduction in consulting and outside service expenses primarily.

INTEREST INCOME (LOSS) AND OTHER, NET

	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Interest income (loss) and other, net	$(305)	$138	$53	$(443)	-321.0%	$85	160.4%
Percentage of total revenue	-0.4%	0.2%	0.1%

Our interest income (loss) and other, net, primarily consists of an impairment charge to write down the strategic investment in Stonyfish, Inc. and interest and investment income earned on our cash, cash equivalents and investment balances. This item primarily consisted of capital gains distribution and interest income in fiscal 2011 and 2010.

The decrease in other income (loss) for fiscal 2012 from fiscal 2011 consists primarily of the impairment charge due to the write down of our strategic investment of $0.4 million offset by capital gain distributions earned on our mutual funds and interest income earned on our cash, cash equivalents and investment balances of $0.1 million.

The increase in other income for fiscal 2011 from fiscal 2010 consists primarily of an increase in capital gain distributions due on mutual funds purchased in the third quarter of fiscal 2011.

INCOME (LOSS) ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY
	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Income (loss) on change in fair
value of warrant liability	$-	$167	$(146)	$(167)	-100.0%	$313	-214.4%
Percentage of total revenue	0.0%	0.2%	-0.2%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The change in income on change in fair value of the warrant liability for fiscal 2012 compared to fiscal 2011 is due to the partial exercise and expiration of all remaining warrants in the third quarter of fiscal 2011.

The change in income on change in fair value of the warrant liability for fiscal 2011 compared to fiscal 2010 is due to the partial exercise and expiration of all remaining warrants in the third quarter of fiscal 2011.

PROVISION (BENEFIT) FOR INCOME TAXES
	Years Ended March 31,			Year-over-Year Change
	2012	2011	2010	2011 to 2012		2010 to 2011
	(dollar amounts in thousands)
Provision (benefit) for income taxes	$(62,354)	$55	$3	$(62,409)	-113470.9%	$52	1733.3%
Percentage of total revenue	-72.7%	0.1%	0.0%

We recorded an income tax benefit of $62.4 million in fiscal 2012, primarily related to the release of $62.1 million of our valuation allowance in the fourth quarter of fiscal 2012 and the release of $0.4 million of our valuation allowance due to the acquisition of Zerigo in the first fiscal quarter of 2012 partially offset by $0.1 million of state income tax expense. As of March 31, 2011, we provided a full valuation allowance related to our net deferred tax assets as we believed the objective and verifiable evidence of our historical pre-tax net losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During the fourth quarter of fiscal 2012, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, in the fourth quarter of fiscal 2012, we released a portion of our valuation allowance related to our net deferred tax assets. As a result of the release of a portion of our valuation allowance, we expect our tax rate will increase in the future. However, we intend to use our net operating loss carryforwards and tax credits, to the extent available, to reduce the corporate income tax liability associated with our operations.

The effective tax rate for the fiscal year ended March 31, 2012 differed from the statutory federal income tax rate primarily because we utilized prior net operating losses and available tax credits when we had a valuation allowance against our deferred tax assets.  Therefore, our income tax provision consisted primarily of minimum and capital state income taxes and foreign income tax.

At March 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $168.8 million and $105.5 million, respectively, that expire at various dates beginning in 2013 and continuing through 2032. In addition, at March 31, 2012, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.8 million and $3.2 million, respectively. The federal credit carryforwards will begin expiring in 2021 continuing through 2032, while the California credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be limited in certain circumstances.

At March 31, 2012 and 2011, we had net deferred tax assets before valuation allowances of approximately $63.8 million and $65.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $24.4 million of cash and cash equivalents and investments. By comparison, at March 31, 2011, we had $18.4 million in cash and cash equivalents. We currently have no borrowing arrangements.

2012 to 2011

Net cash provided by operating activities for fiscal 2012 was $9.2 million, compared with $8.6 million provided by operating activities for fiscal 2011. Cash used in or provided by operating activities has historically been affected by:

  the amount of net income;
  sales of subscriptions;
  changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals;
  add-backs of non-cash expense items such as depreciation and amortization; and
  the expense associated with stock options and stock-based awards.

Net cash used in investing activities was $3.0 million in fiscal 2012, compared with $5.4 million used in investing activities in fiscal 2011. The decrease in cash used in investing activities during fiscal 2012 was primarily related to the purchase of investments in December 2010 ($2.0 million), the acquisition of a strategic investment in Stonyfish in April 2010 ($0.3 million) and a net decrease in cash used in the acquisition of businesses ($0.3 million). The decrease in cash used in investing activities during fiscal 2012 was partially offset by an increase in the cash used to purchase equipment in fiscal 2012 ($0.2 million).

Net cash used in financing activities was $0.3 million in fiscal 2012, compared with $4.8 million used in financing activities in fiscal 2011. Our financing activities for fiscal 2012 used cash of $2.6 million for the repurchase of shares of common stock under our share repurchase plan, $0.4 million for the buyout of stock options under the existing provisions of our 1996 Stock Plan and 1999 Nonstatutory Stock Option Plan and $0.3 million for capital lease payments. The use of cash in financing activities in fiscal 2012 was partially offset by $3.0 million in cash provided by the issuance of common stock under our employee stock option plans and employee stock purchase plan , as well as the issuance of restricted shares.

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

Net cash used in investing activities was $5.4 million in fiscal 2011, compared with $0.9 million used in investing activities in fiscal 2010. The increase in cash used in investing activities during fiscal 2011 is primarily related to the purchase of investments ($2.0 million), the acquisition of Central Host in May 2010 ($1.0 million), a strategic investment in Stonyfish in April 2010 ($0.3 million) and the purchase of additional equipment ($2.1 million) related to the build-out of our new East Coast data center and growth in our data centers on the West Coast for voice and managed hosting services.

Net cash used in financing activities was $4.8 million in fiscal 2011, compared with $0.1 million provided by financing activities in fiscal 2010. Our financing activities for fiscal 2011 used cash of $7.7 million for the repurchase of shares of common stock under our share repurchase plan and $0.5 million for the buyout of employee stock options under the existing provisions of our 1996 Stock Plan and 1999 Nonstatutory Stock Option Plan. The use of cash in financing activities in fiscal 2011 was partially offset by $3.4 million in cash provided by the issuance of common stock under our employee stock purchase plan, the issuance of shares related to the exercise of warrants, and the issuance of restricted shares.

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2012 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2013	2014	2015	2016	2017	Total
Capital leases	$69	$32	$21	$8	$-	$130
Office leases	938	1,578	1,625	1,674	6,422	12,237
Purchase obligations
Third party customer support provider	2,158	-	-	-	-	2,158
Third party network service providers	664	70	7	-	-	741
Open purchase orders	48	-	-	-	-	48
	$3,877	$1,680	$1,653	$1,682	$6,422	$15,314

On April 27, 2012, the Company entered into a seven-year lease for a new primary facility in San Jose, California, with a scheduled commencement date of August 1, 2012. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter. The table above includes this commitment.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At March 31, 2012, the total remaining obligation under the contract was $2.2 million.

We entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2013 through 2015. At March 31, 2012, the total remaining obligations under these contracts were $0.7 million.

At March 31, 2012, we had open purchase orders of $48,000, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

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

During the years ended March 31, 2012 and 2011, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of 8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company) as of March 31, 2012 and 2011 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2012. We also have audited the Company's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc. as of March, 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
May 23, 2012

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,426	$16,474
Short-term investments	1,942	1,927
Accounts receivable, net	2,279	863
Inventory	581	2,105
Deferred cost of goods sold	122	123
Deferred tax asset	7,730	-
Other current assets	806	584
Total current assets	35,886	22,076
Property and equipment, net	3,820	2,398
Intangible assets, net	11,622	214
Goodwill	25,150	1,210
Non-current deferred tax asset	53,977	-
Other assets	278	686
Total assets	$130,733	$26,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,476	$4,551
Accrued compensation	3,105	1,722
Accrued warranty	387	362
Accrued taxes	1,472	1,828
Deferred revenue	891	835
Other accrued liabilities	884	1,386
Total current liabilities	12,215	10,684

Non-current liabilities	68	39

Total liabilities	12,283	10,723

Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2012 and 2011	-	-
Common stock, $0.001 par value:
Authorized: 100,000,000 shares;
Issued and outstanding: 70,679,493 shares and 62,379,030 shares
at March 31, 2012 and 2011, respectively	71	62
Additional paid-in capital	241,555	208,218
Accumulated other comprehensive loss	(58)	(73)
Accumulated deficit	(123,118)	(192,346)
Total stockholders' equity	118,450	15,861
Total liabilities and stockholders' equity	$130,733	$26,584

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2012	2011	2010
Service revenue	$78,382	$64,998	$58,683
Product revenue	7,421	5,165	4,713
Total revenue	85,803	70,163	63,396

Operating expenses:
Cost of service revenue	18,065	14,508	13,599
Cost of product revenue	9,822	8,115	7,257
Research and development	6,745	4,819	5,049
Sales and marketing	37,980	31,744	29,134
General and administrative	6,012	4,733	4,382
Total operating expenses	78,624	63,919	59,421
Income from operations	7,179	6,244	3,975
Other income (loss), net	(305)	138	53
Income (loss) on change in fair value of warrant liability	-	167	(146)
Income before provision (benefit) for income taxes	6,874	6,549	3,882
Provision (benefit) for income taxes	(62,354)	55	3
Net income	$69,228	$6,494	$3,879

Net income per share:
Basic	$1.04	$0.10	$0.06
Diluted	$0.99	$0.10	$0.06

Weighted average number of shares:
Basic	66,413	63,087	62,861
Diluted	70,149	65,873	63,262

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2009	62,686,039	$63	$211,686	$-	$(202,719)	$9,030
Issuance of common stock under
stock plans	768,873	-	399	-	-	399
Repurchase of common stock	(282,376)	-	(212)	-	-	(212)
Stock compensation charge	-	-	204	-	-	204
Net income	-	-	-	-	3,879
Total comprehensive income	-	-	-	-	-	3,879
Balance at March 31, 2010	63,172,536	63	212,077	-	(198,840)	13,300
Issuance of common stock under
stock plans	1,869,546	2	2,272	-	-	2,274
Issuance of common stock on
exercise of warrant	293,281	-	880	-	-	880
Issuance of common stock for						-
acquisition of Central Host, Inc.	432,276	-	600	-	-	600
Issuance of restricted common stock	200,000	-	278	-	-	278
Repurchase of common stock	(3,588,609)	(3)	(7,808)	-	-	(7,811)
Buyback of employee stock options	-	-	(539)	-	-	(539)
Stock compensation charge	-	-	458	-	-	458
Unrealized investment loss	-	-	-	(73)
Net income	-	-	-	-	6,494
Total comprehensive income	-	-	-	-	-	6,421
Balance at March 31, 2011	62,379,030	62	208,218	(73)	(192,346)	15,861
Issuance of common stock under
stock plans	2,261,724	2	3,050	-	-	3,052
Issuance of common stock for						-
acquisition of businesses, net
of issuance costs	6,692,569	7	31,565	-	-	31,572
Repurchase of common stock	(653,830)	-	(2,400)	-	-	(2,400)
Buyback of employee stock options
and stock purchase rights	-	-	(384)	-	-	(384)
Stock compensation charge	-	-	1,506	-	-	1,506
Unrealized investment gain	-	-	-	15
Net income	-	-	-	-	69,228
Total comprehensive income	-	-	-	-	-	69,243
Balance at March 31, 2012	70,679,493	$71	$241,555	$(58)	$(123,118)	$118,450

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$69,228	$6,494	$3,879
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,535	1,235	998
Amortization	788	94	-
Stock-based compensation expense	1,506	458	204
Change in fair value of warrant liability	-	(167)	146
Deferred income tax benefit	(62,422)	-	-
Other	561	84	(306)
Changes in assets and liabilities:
Accounts receivable	(1,059)	(358)	(253)
Inventory	1,535	29	545
Other current and noncurrent assets	489	75	41
Deferred cost of goods sold	1	(16)	86
Accounts payable	(1,214)	916	(1,323)
Accrued compensation	128	278	180
Accrued warranty	25	31	3
Accrued taxes	(356)	24	27
Deferred revenue	(197)	(475)	(944)
Other current and noncurrent liabilities	(1,337)	(113)	(792)
Net cash provided by operating activities	9,211	8,589	2,491

Cash flows from investing activities:
Acquisitions of property and equipment	(2,300)	(2,057)	(1,052)
Restricted cash decrease	28	-	100
Purchase of investments	-	(2,000)	-
Purchase of strategic investment	-	(315)	-
Acquisition of businesses, net of cash acquired	(713)	(998)	-
Proceeds from the sale of property and equipment	-	6	4
Net cash used in investing activities	(2,985)	(5,364)	(948)

Cash flows from financing activities:
Capital lease payments	(275)	(38)	(50)
Repurchase of common stock	(2,550)	(7,662)	(212)
Buyback of employee stock options and stock purchase rights	(384)	(539)	-
Proceeds from exercise of warrants	-	880	-
Proceeds from (cost of) issuance of common stock, net	(60)	278	-
Proceeds from issuance of common stock under employee stock plans	2,995	2,274	399
Net cash provided by (used in) financing activities	(274)	(4,807)	137
Net increase (decrease) in cash and cash equivalents	5,952	(1,582)	1,680
Cash and cash equivalents, beginning of year	16,474	18,056	16,376
Cash and cash equivalents, end of year	$22,426	$16,474	$18,056

Supplemental and non-cash disclosures:
Issuance of common stock in connection with acquisitions of businesses	$31,358	$600	$-
Fair value of options assumed in connection with acquisitions of businesses	274	-	-
Acquisition of property and equipment, net in connection with
acquisitions of businesses	364	80	-
Acquisition of capital lease in connection with acquisitions of businesses	317	-	-
Transfer of net assets in purchase of strategic investment	-	41	-
Assets acquired under capital lease	45	-	46
Interest paid	5	10	29
Income taxes paid	94	6	105

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

The Company offers the 8x8 Virtual Office hosted PBX service, 8x8 Virtual Contact Center service, 8x8 Virtual Office Pro unified communications solution and 8x8 Cloud-Based Computing solutions. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand. As of March 31, 2012, the Company had more than 28,500 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, contact center seats, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2012 refers to the fiscal year ended March 31, 2012).

RECLASSIFICATION

Certain amounts previously reported within the Company's consolidated statements of income have been reclassified to conform to the current period presentation. The reclassification includes:

  Reclassifying expenses related to the Company's sales, customer service and marketing activities, which were previously included in "sales, general and administrative" expenses, to "sales and marketing."

The reclassification had no impact on the Company's previously reported income from continuing operations, net income or basic or diluted income per share amounts.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, the Company allocates 8x8 revenues, including activation fees, among the 8x8 IP telephones and subscriber services. Revenues allocated to these devices are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized as license and service revenues when the related services are provided. The Company records revenue net of any sales-related taxes that are billed to its customers. The Company believes this approach results in financial statements that are more easily understood by users.

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

License and related revenue

During fiscal 2012, 2011 and 2010, revenues from software and technology licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties surrounding product acceptance exist, fees from the agreement are fixed or determinable, and collection is probable. The Company uses the relative selling price method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the relative selling price of all undelivered elements exists. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable's selling price. If evidence of the relative selling price of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

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

The Company's investments are comprised of money market and mutual funds. At March 31, 2012 and 2011, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the consolidated statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments are presented as short-term investments in the balance sheet and were (in thousands):

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2012	Costs	Loss	Fair Value
Mutual Funds	$2,000	$(58)	$1,942
Total available-for-sale investments	$2,000	$(58)	$1,942

Included in (in thousands):
Short-term investments			1,942
Total			$1,942

		Gross
	Amortized	Unrealized	Estimated
As of March 31, 2011	Costs	Loss	Fair Value
Mutual Funds	$2,000	$(73)	$1,927
Total available-for-sale investments	$2,000	$(73)	$1,927

Included in (in thousands):
Short-term investments			1,927
Total			$1,927

ACCOUNTS RECEIVABLE ALLOWANCE

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers.  Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The allowance for doubtful accounts was $140,000 and $21,000 at March 31, 2012 and 2011, respectively.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, the Company evaluates inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company's manufacturing facilities. If the Company's review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. If future demand or market conditions are different than the Company's current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory was comprised of the following:

	March 31,
	2012	2011
	(in thousands)
Work-in-process	$55	$1,510
Finished goods	526	595
	$581	$2,105

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment and software and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment was comprised of the following:

	March 31,
	2012	2011
	(in thousands)
Machinery and computer equipment	$8,211	$5,817
Furniture and fixtures	252	251
Licensed software	1,992	1,915
Construction in process	90	-
Leasehold improvements	263	262
	10,808	8,245
Less: accumulated depreciation and amortization	(6,988)	(5,847)
	$3,820	$2,398

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

Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	March 31, 2012			March 31, 2011
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(432)	$7,810	$-	$-	$-
Customer relationships	3,305	(450)	2,855	308	(94)	214
Trade names/domains	957	-	957	-	-	-
Total acquired identifiable
intangible assets	$12,504	$(882)	$11,622	$308	$(94)	$214

At March 31, 2012, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2013	$1,428
2014	1,334
2015	1,325
2016	1,325
2017	1,318
Thereafter	3,935
Total	$10,665

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

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Research and development costs are charged to operations as incurred. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with ASC 350-40, the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $6.6 million, $5.9 million and $5.0 million for the years ended March 31, 2012, 2011 and 2010, respectively.

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

The Company sells its products to consumers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For the years ended March 31, 2012 and 2010, the Company wrote-off accounts receivables for approximately $0.2 million and $0.3 million, respectively. For the year ended March 31, 2011, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2012 and 2011, no customer accounted for more than 10% of accounts receivable.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock options and stock purchase rights granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

To value option grants and stock purchase rights under the Equity Compensation Plans for stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2012, 2011 and 2010, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010, was measured based on ASC 718 criteria. Compensation expense for all share-based payment awards are recognized using the straight-line single-option method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2012	2011	2010
Cost of service revenue	$129	$50	$20
Cost of product revenue	-	-	-
Research and development	260	111	63
Sales and marketing	859	192	72
General and administrative	258	105	49
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	1,506	458	204
Tax benefit	-	-	-
Stock based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$1,506	$458	$204

COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income and comprehensive income is due to unrealized gains or losses on investments classified as available-for-sale. Comprehensive income is reflected in the consolidated statements of stockholders' equity.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and employee restricted purchase rights.

	Years Ended March 31,
	2012	2011	2010

Numerator:
Net income available to common stockholders	$69,228	$6,494	$3,879

Denominator:
Common shares	66,413	63,087	62,861

Denominator for basic calculation	66,413	63,087	62,861
Employee stock options	3,327	2,564	318
Employee restricted purchase rights	409	222	83
Denominator for diluted calculation	70,149	65,873	63,262

Net income per share
Basic	$1.04	$0.10	$0.06
Diluted	$0.99	$0.10	$0.06

The following shares attributable to outstanding stock options, restricted purchase rights and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti dilutive (in thousands):

	Years Ended March 31,
	2012	2011	2010
Common stock options	435	1,093	8,403
Stock purchase rights	73	33	1
Warrants	-	-	1,786
	508	1,126	10,190

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company is planning to adopt ASU 2011-04 in the first quarter of fiscal 2013 and does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company is planning to adopt ASU 2011-05 in the first fiscal quarter of fiscal 2013 and does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated results of operation and financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is planning to adopt ASU 2011-12 in the first fiscal quarter of fiscal 2013 and does not believe that the adoption of ASU 2011-12 will have a material impact on the Company's consolidated results of operation and financial condition.

2. INCOME TAXES

For the year ended March 31, 2012, the Company recorded a benefit for income taxes of $62.4 million which was primarily attributable to the release of a portion of the valuation allowance related to the Company's deferred tax assets. For the years ended March 31, 2011 and 2010, the Company recorded a provision for income taxes of $55,000, and $3,000, respectively, which was attributable to state tax in several states and foreign tax, offset by federal refund in lieu of bonus depreciation (in accordance with the Economic Stimulus Act of 2010). The components of the consolidated provision for income taxes for fiscal 2012, 2011 and 2010 consisted of the following (in thousands):

	March 31,
Current:	2012	2011	2010
Federal	$-	$-	$(77)
State	76	53	70
Foreign	(8)	2	10
	68	55	3

Deferred
Federal	(56,665)	-	-
State	(5,757)	-	-
Foreign	-	-	-
Total deferred tax benefit	(62,422)	-	-
Income tax provision (benefit)	$(62,354)	$55	$3

The Company's income before income taxes included $0, $3,000 and $38,000 of foreign subsidiary income for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
Current deferred tax assets	2012	2011
Net operating loss carryforwards	$6,518	$-
Inventory valuation	45	133
Reserves and allowances	1,167	1,392
Net current deferred tax assets	7,730	1,525

Net operating loss carryforwards	54,783	57,484
Research and development and other credit carryforwards	2,436	2,196
Fixed assets and intangibles	(1,172)	4,279
Net non-current deferred tax assets	56,047	63,959
Valuation allowance	(2,070)	(65,484)
Total	$61,707	$-

As required, the Company assessed the recoverability of its deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. At March 31, 2012, the Company considered its recent history of three consecutive years profitability and anticipated profit in future periods, and as a result of these and other factors, it released the valuation allowance recorded against its deferred tax assets of approximately $62.1 million as it believes that it is more likely than not the deferred tax assets will be realized in the future.

At March 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $168.8 million and $105.5 million, respectively, which expire at various dates beginning in 2013 and continuing through 2032. The net operating loss carryforwards include approximately $7.3 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2012, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $1.8 million and $3.2 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2021 and continuing through 2032, while the California credits will carry forward indefinitely. A reconciliation of the tax provision to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2012	2011	2010
Tax provision at statutory rate	$2,337	$2,226	$1,320
State income taxes before valuation allowance,
net of federal effect	408	372	298
Research and development credits	(211)	(128)	(112)
Change in valuation allowance	(65,042)	(2,147)	(1,536)
Income (loss) from change in fair value of warrant liability	-	(57)	50
Compensation/option differences	(87)	(291)	(20)
Non-deductible compensation	220	75	51
Other	21	5	(48)
	$(62,354)	$55	$3

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Unrecognized Tax Benefits
	2012	2011	2010
Balance at beginning of year	$1,726	$1,743	$2,206
Gross increases - tax position in prior period	111	-	-
Gross decreases - tax position in prior period	-	(157)	(586)
Gross increases - tax positions related to the current year	646	140	123
Settlements	-	-	-
Lapse of statue of limitations	-	-	-
Balance at end of year	$2,483	$1,726	$1,743

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.5 million, but any effect would have been fully offset by the application of the valuation allowance. To the extent that the unrecognized tax benefits are ultimately recognized, they may have an impact on the effective tax rate in future periods; however, such impact on the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined that its deferred tax assets are more likely than not realizable. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1995 through fiscal 2012 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the fiscal year 2009 and 2010 tax years remain subject to examination by their respective tax authorities.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2012, 2011 and 2010, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and has determined that any ownership changes which have occurred do not result in a permanent limitation on usage of the Company's federal and state net operating losses.

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

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and 2011 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	3/31/2012

Cash equivalents:
Money market funds	$14,366	$-	$-	$14,366

Short-term investments:
Mutual funds (1)	-	1,942	-	1,942

Total	$14,366	$1,942	$-	$16,308

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	3/31/2011

Cash equivalents:
Money market funds	$14,358	$-	$-	$14,358

Short-term investments:
Mutual funds (1)	-	1,927	-	1,927

Total	$14,358	$1,927	$-	$16,285

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations were as follows (in thousands):

	Years Ended March 31,
	2012	2011	2010
Balance at beginning of year	$362	$331	$328
Accruals for warranties	496	446	446
Payments	(471)	(415)	(404)
Changes in estimates	-	-	(39)
Balance at end of year	$387	$362	$331

Leases

The Company leases its headquarters facility in Sunnyvale, California under an operating lease agreement that expires in August 2012. The facility leases include rent escalation clauses, and require the Company to pay utilities and normal maintenance costs.

On April 27, 2012, the Company entered into a seven-year lease for a new primary facility in San Jose, California, with a scheduled commencement date of August 1, 2012. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter.

At March 31, 2012, future minimum annual lease payments under non-cancelable operating leases, net of sublease income, were as follows (in thousands):

Year Ending March 31,
2013	$938
2014	1,578
2015	1,625
2016	1,674
2017 and Thereafter	6,422
Total	$12,237

Rent expense for the years ended March 31, 2012, 2011 and 2010 was $746,000, $608,000 and $632,000, respectively.

Capital Leases

The Company has non-cancelable capital lease agreements for office equipment bearing interest at various rates. At March 31, 2012, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
2013	$69
2014	32
2015	21
2016	8
Total minimum payments	130
Less: Amount representing interest	(10)
120
Less: Short-term portion of capital lease obligations	(57)
Long-term portion of capital lease obligations	$63

Capital leases included in office equipment were $139,000 at March 31, 2012. Total accumulated amortization was $46,000 at March 31, 2012. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000 effective April 1, 2010. The agreement requires a 150-day notice to terminate. At March 31, 2012, the total remaining obligation under the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2012 and 2013. At March 31, 2012, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2013	$664
2014	70
2015	7
Total minimum payments	$741

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

On October 6, 2010, the Company was named a defendant in a lawsuit, Ceres Communications Technologies, LLC ("Ceres") v. 8x8, Inc. et al., along with over a dozen other defendants, in the United States District Court for the District of Delaware. On November 16, 2010, the Company agreed to represent and indemnify OfficeMax in this lawsuit for the period in which its prior retail agreement with them was in effect, in accordance with the terms of that agreement. On June 8, 2011, the Ceres suit against the Company and OfficeMax was settled after the Company acquired license rights for the subject patent from a licensor of third party intellectual property.

On March 15, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants. On August 17, 2011, the Company was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company filed a motion to dismiss the complaint on October 11, 2011, which motion is still pending. The Company has not answered the complaint. The Company believes it has factual and legal defenses to these claims and are presenting a vigorous defense. The Company cannot estimate potential liability in this case at this early stage of litigation. Further, on April 26, 2011, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability affecting each claim of the patent which is the basis for the complaint against the Company.

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. On November 1, 2011, Klausner dismissed the Complaint voluntarily and filed new complaints separating the defendants, including a new Complaint against 8x8. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The plaintiff has not made a specific monetary demand and the Company cannot estimate potential liability in this case at this early stage of litigation. The Company filed a motion to dismiss the complaint on February 23, 2012, and the motion is still pending. The Company has not answered the complaint.

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

Regulatory

VoIP communication services, like the Company's, are subject to less regulation at the federal level than traditional telecommunication services and states are preempted from regulating such services. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC, and state regulatory agencies. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony which would include the services we offer. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations.

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

2003 Contactual Plan

In the second fiscal quarter of 2012, the Company assumed the Amended and Restated Contactual, Inc. 2003 Stock Option Plan (the "2003 Contactual Plan") and registered an aggregate of 171,974 shares of the Company's common stock that may be issued upon the exercise of stock options previously granted under the 2003 Contactual Plan and assumed by the Company when it acquired Contactual. No new stock options or other awards can be granted under 2003 Contactual Plan.

Option and Stock Purchase Right Activity

Stock Purchase Right activity since March 31, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2009	100,000	$0.57
Granted	331,464	0.74
Vested	(77,744)	0.68
Forfeited	-	-
Balance at March 31, 2010	353,720	0.71	3.26
Granted	836,432	1.72
Vested	(175,269)	0.96
Forfeited	(128,438)	1.46
Balance at March 31, 2011	886,445	1.51	3.00
Granted	563,100	3.64
Vested	(326,683)	1.55
Forfeited	(156,462)	2.99
Balance at March 31, 2012	966,400	$2.50	2.61

Option activity under the Company's stock option plans since March 31, 2009, is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2009	2,415,875	10,736,279	$1.85
Stock purchase rights	(331,464)	-	0.74
Exercised	-	(195,500)	0.73
Canceled/Forfeited	1,273,376	(1,273,376)	1.68
Termination of plans	(488,376)	-
Balance at March 31, 2010	2,869,411	9,267,403	1.90
Granted - Options	(502,000)	502,000	2.69
Stock purchase rights	(836,432)	-	1.72
Exercised	-	(1,204,776)	1.48
Canceled/Forfeited	1,595,431	(1,595,431)	3.92
Termination of plans	(1,572,431)	-
Balance at March 31, 2011	1,553,979	6,969,196	1.56
Granted - Options (2)	(685,500)	857,474	4.05
Stock purchase rights (1)	(563,100)	-	3.64
Exercised	-	(1,645,308)	1.35
Canceled/Forfeited	147,027	(147,027)	2.07
Termination of plans	(76,860)	-
Balance at March 31, 2012	375,546	6,034,335	$1.90

(1) The reduction to shares available for grant includes awards granted of 563,100 shares.
(2) The increase to shares subject to options outstanding includes 171,974 shares subject to options assumed under the 2003 Contactual Plan.

Significant option groups outstanding at March 31, 2012 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.15	1,223,168	$0.87	5.8	$4,067,816	1,223,168	$0.87	$4,067,816
$ 1.16 to $ 1.32	1,342,343	$1.27	4.9	3,932,502	1,342,343	$1.27	3,932,502
$ 1.33 to $ 1.72	1,296,947	$1.60	3.2	3,373,334	1,296,947	$1.60	3,373,334
$ 1.73 to $ 2.81	1,225,377	$2.32	5.9	2,299,151	815,427	$2.18	1,645,846
$ 2.82 to $ 4.95	946,500	$4.00	7.4	346,590	284,104	$3.94	131,660
	6,034,335			$14,019,393	4,961,989		$13,151,158

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2012 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2012.

The total intrinsic value of options exercised in the years ended March 31, 2012, 2011 and 2010 was $4.6 million, $1.4 million and $70,000, respectively. As of March 31, 2012, there was $4.2 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 3.34 years.

Cash received from option exercises and purchases of shares under the Purchase Plans for the years ended March 31, 2012, 2011 and 2010 were $3.1 million, $2.3 million and $0.4 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2012 was $0.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Employee Stock Purchase Plan in 2003 and reactivated the Employee Stock Purchase Plan in fiscal 2005. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2012, 2011 and 2010, 358,166, 489,501 and 499,969 shares, respectively, were issued under the Employee Stock Purchase Plan. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until 2017.

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

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2012	2011	2010
Expected volatility	72%	69%	-
Expected dividend yield	-	-	-
Risk-free interest rate	0.3% to 1.2%	1.2% to 2.0%	-
Weighted average expected option term	4.8 years	4.3 years	-
Weighted average fair value of options granted	$2.30	$1.45	$-

The estimated fair value of stock purchase rights granted under the Purchase Plans were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2012	2011	2010
Expected volatility	73%	61%	84%
Expected dividend yield	-	-	-
Risk-free interest rate	0.10%	0.23%	0.30%
Weighted average expected rights term	0.75 years	0.75 years	0.79 years
Weighted average fair value of rights granted	$1.67	$0.79	$0.40

STOCK REPURCHASES

On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase an additional $10.0 million of its common stock from time to time until October 19, 2011. The stock repurchase plan expired on October 19, 2011. The stock repurchase activity since March 31, 2009 is summarized as follows:

			Weighted
			Average
	Shares		Price	Amount
	Repurchased		Per Share	Repurchased
Balance at March 31, 2009	-	$		$-
Repurchase of common stock	282,376		0.75	211,741
Balance at March 31, 2010	282,376		0.75	211,741
Repurchase of common stock	3,588,609		2.30	7,810,949
Balance at March 31, 2011	3,870,985		2.26	8,022,690
Repurchase of common stock	301,800		2.95	888,964
Balance at March 31, 2012	4,172,785		$2.33	$8,911,654

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to stockholders' equity during the period of repurchase.

In fiscal 2012, the Company also repurchased in two transactions at the current market prices 352,030 shares with a total repurchase price of $1.5 million from former and current members of the board of directors outside of the stock repurchase plan.

6. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. On January 1, 2007, the Company reactivated the employer matching contribution. The matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The matching expense in 2012, 2011 and 2010 was $0.3 million, $0.2 million and $0.2 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

7. SEGMENT REPORTING

ASC 280 "Segment Reporting" establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has one reportable segment.

The following table presents net revenues by groupings of similar products (in thousands):

	Years Ended March 31,
	2012	2011	2010
8x8 service, equipment and other	$85,800	$70,056	$63,315
Technology licensing and related software	3	107	81
Total revenues	$85,803	$70,163	$63,396

Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2012, 2011 and 2010.

All of the Company's property and equipment was located in the United States.

8. BUYOUT OF STOCK OPTIONS

In accordance with existing buyout provisions of the Company's 1996 Stock Plan, in January 2012, the Company's board of directors approved the purchase of stock options which were expiring in February 2012. The Company purchased the stock options at an amount equal to the average closing price of a share of the Company's stock as reported on the NASDAQ Capital Market for the five trading days ending prior to the purchase date ("Purchase Price") less the exercise price of the stock option, multiplied by the number of shares subject to the unexercised portion of the option. The following table provides information with respect to the buyout of stock options during the three month period ended March 31, 2012:

	Aggregate Amounts			Weighted Average Per Share Amount
Total Number
of Shares
	Subject to	Purchase		Exercise	Purchase
	Purchased	Price of	Purchase	Price	Price of	Purchase
	Options	Options	Premium (1)	of Option	Options	Premium (1)

January 1 - January 31, 2012	75,000	$237,750	$103,500	$1.79	$3.17	$1.38

February 1 - February 28, 2012	-	-	-	-	-	-

March 1 - March 31, 2012	-	-	-	-	-	-

Total	75,000	$237,750	$103,500	$1.79	$3.17	$1.38

(1)	The purchase premium is calculated as the difference between (a) the Purchase Price of the stock option and (b) the exercise price of the stock option.

9. ACQUISITION

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

Contactual, Inc.

On September 15, 2011, the Company acquired 100% of the outstanding shares of capital stock of Contactual, Inc. ("Contactual"), a provider of cloud-based call center and customer interaction management solutions, pursuant to the terms of a merger agreement between the Company and Contactual. The Company issued a total of 6,484,900 shares of common stock as acquisition consideration. This figure reflects a 215,100 share reduction related to 8x8's agreement to pay statutory tax withholding on behalf of five former Contactual executives under the terms of the merger agreement. Approximately 1,005,000 of the shares of common stock issued as acquisition consideration are being held in escrow as security for the indemnification obligations of the Contactual stockholders under the merger agreement. The estimated fair value of the consideration transferred consisted of the following (in thousands):

Cash	$892
Fair value of shares of stock issued	30,608
Fair value of options	274
Total purchase price	$31,774

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

The above fair values of consideration transferred and assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. The Company believes that information that was available as of the acquisition date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Contactual as if the merger occurred at the beginning of the earliest period presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from this acquisition including the acquisition costs of $0.5 million and amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each reporting period presented.

The unaudited pro forma financial information for the year ended March 31, 2012 combined the historical results of the Company for the year ended March 31, 2012, the historical results of Contactual for the six months ended June 30, 2011, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the year ended March 31, 2011 combined the historical results of the Company for the year ended March 31, 2011, the historical results of Contactual for the year ended December 31, 2010 and the effects of the pro forma adjustments described above:

	Fiscal Year Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Pro forma net revenue	$89,693	$77,589
Pro forma net income	$68,689	$3,310
Pro forma net income per share (basic)	$1.05	$0.05
Pro forma net income per share (diluted)	$1.00	$0.05

There is no impact to the Company's tax provision for the year ended March 31, 2012 and 2011 from the pro forma adjustments since the Contactual had tax losses and the Company had a 100% valuation allowance on deferred tax assets in those periods.

As the Company has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of Contactual, it is impractical to determine the revenues and earnings specific to Contactual since the acquisition date.

Central Host, Inc.

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

The estimated fair value of the consideration transferred consisted of the following (in thousands):

Cash	$1,000
Fair value of stock issued	600
Total acquisition costs	$1,600

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

The estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Cash	$2
Accounts receivable, net	61
Other assets	10
Property and equipment, net	105
Intangible assets	308
Total assets acquired	486
Accounts payable	(67)
Other liabilities	(29)
Total liabilities assumed	(96)
Net identifiable assets acquired	390
Goodwill	1,210
Total acquisition costs	$1,600

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

In February 2012, the Company reviewed the recoverability of its strategic investment due to a change in circumstances that indicated that the carrying value of the asset may not be recoverable. As the change in circumstance was deemed to be other-than-temporary, the Company has recorded an impairment charge and written the investment down to its fair value of $0.

8X8, INC.

CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2012	2011	2011	2011	2011	2010	2010	2010
Service revenue	$22,148	$21,200	$18,013	$17,021	$16,900	$16,664	$16,071	$15,363
Product revenue	2,051	2,078	1,806	1,486	1,284	1,114	1,296	1,471
Total revenue	24,199	23,278	19,819	18,507	18,184	17,778	17,367	16,834
Operating expenses:
Cost of service revenue	5,301	4,890	4,059	3,815	3,718	3,819	3,589	3,382
Cost of product revenue	2,355	2,584	2,613	2,270	2,218	1,840	2,031	2,026
Research and development	1,843	1,955	1,540	1,407	1,191	1,131	1,271	1,226
Sales and marketing	10,904	9,816	9,076	8,184	7,872	8,244	7,439	8,189
General, and administrative	1,640	1,481	1,666	1,225	1,152	1,326	1,086	1,169
Total operating expenses	22,043	20,726	18,954	16,901	16,151	16,360	15,416	15,992
Income from operations	2,156	2,552	865	1,606	2,033	1,418	1,951	842
Other income (loss), net	(363)	49	(11)	20	26	78	12	22
Income on change in fair
value of warrant liability	-	-	-	-	-	-	9	158
Income before provision
(benefit) for income taxes	1,793	2,601	854	1,626	2,059	1,496	1,972	1,022
Provision (benefit) for
income taxes (1)	(62,070)	15	22	(321)	48	-	3	4
Net income	$63,863	$2,586	$832	$1,947	$2,011	$1,496	$1,969	$1,018

Net income per share:
Basic	$0.91	$0.04	$0.01	$0.03	$0.03	$0.02	$0.03	$0.02
Diluted	$0.87	$0.04	$0.01	$0.03	$0.03	$0.02	$0.03	$0.02
Shares used in per share calculations:
Basic	70,205	69,445	63,710	62,264	62,655	63,281	63,383	63,438
Diluted	73,648	73,214	67,759	65,808	65,956	66,873	64,847	64,605

(1)	Comparability affected by income tax benefit of $62.1 million recorded in the fourth quarter of 2012 related to the release of deferred tax asset valuation allowance.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on or about July 24, 2012, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees at 8x8, Inc. This Code of Conduct and Ethics is posted in the corporate governance section of our website at http://investors.8x8.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on its website at http://investors.8x8.com.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on or about July 24, 2012, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on or about July 24, 2012, which information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on or about July 24, 2012, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on or about July 24, 2012, which information is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 23, 2012.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	May 23, 2012
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 23, 2012
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 23, 2012
/s/ MANSOUR SALAME Mansour Salame	Director	May 23, 2012
/s/ ERIC SALZMAN Eric Salzman	Director	May 23, 2012
/s/ VIKRAM VERMA Vikram Verma	Director	May 23, 2012

8X8, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1(a)	Agreement and Plan of Merger Reorganization dated September 11, 2011 by and among Registrant, Cabernet Merger Corporation, Contactual, Inc., and Leapfrog Ventures II, L.P., as the Representative
3.1 (b)	Form of Restated Certificate of Incorporation of Registrant.
3.1.1(c)	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated August 15, 2000.
3.1.1(d)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated July 16, 2001.
3.2 (e)	Bylaws of Registrant.
10.1 (b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2 (b)*	1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
10.3 (f)*	1996 Stock Plan, as amended, and form of Stock Option Agreement.
10.4 (g)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.5 (h)*	1996 Director Option Plan, as amended and Form of Director Option Agreement.
10.5.1 (i)*	Form of Director Option Agreement for 1996 Director Option Plan.
10.6 (j)*	1999 Nonstatutory Stock Option Plan, as amended, and form of Stock Option Agreement.
10.7 (k)*	2006 Stock Plan, as amended.
10.8 (l)	Reserved.
10.9 (m)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan.
10.10 (n)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan.
10.11 (o)	Lease dated May 1, 2009, between the Registrant and SILICON VALLEY CA-I, LLC.
10.12	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC. PDF provided as courtesy
10.13 (p)	Acquisition Agreement between 8x8, Inc., Central Host, Inc. and Andrew Schwabecher.
10.14 (q)*	Employment offer letter agreement between 8x8, Inc. and Debbie Jo Severin dated March 5, 2009.
10.15 (r)*	Employment offer letter agreement between 8x8, Inc. and Kim Niederman dated February 3, 2011.
10.16(s)*	Annual Executive Incentive Plan.
10.17(t)*	Amended and Restated Contactual, Inc. 2003 Stock Option Plan.
10.18(u)*	Form of Stock Option Agreement under the Amended and Restated Contactual, Inc. 2003 Stock Option Plan.
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24.1	Power of Attorney (included on page 71).
31.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________

* Indicates management contract or compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(a)	Incorporated by reference to exhibit 2.1 to the Registrant's Form 8-K filed September 14, 2011 (File No. 000-21783).
(b)	Incorporated by reference to the same numbered exhibits to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-15627), as amended, declared effective July 1, 1997.
(c)	Incorporated by reference to exhibit 3.3 to the Registrant's Form 10-K filed May 24, 2001 (File No. 000-21783).
(d)	Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-Q filed October 25, 2001 (File No. 000-21783).
(e)	Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed December 19, 2007 (File No. 000-21783).
(f)	Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(g)	Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137-599).
(h)	Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).
(i)	Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(j)	Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed July 17, 2000 (File No. 333-41594).
(k)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(l)	Reserved.
(m)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).
(n)	Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(o)	Incorporated by reference to exhibit 10.11 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(p)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 27, 2010 (File No. 000-21783).
(q)	Incorporated by reference to exhibit 10.13 to the Registrant's Form 10-K filed May 23, 2011 (File No. 000-21783).
(r)	Incorporated by reference to exhibit 10.14 to the Registrant's Form 10-K filed May 23, 2011 (File No. 000-21783).
(s)	Incorporated by reference to exhibit 10.15 to the Registrant's Form 10-Q filed July 22, 2011 (File No. 000-21783).
(t)	Incorporated by reference to exhibit 10.16 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).
(u)	Incorporated by reference to exhibit 10.17 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).