Form 10-Q
period 2012-06-30
8X8 INC /DE/
filed 2012-07-24
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

      The number of shares of the Registrant's Common Stock outstanding as of July 18, 2012 was 71,086,655.

FORM 10-Q     PDF as a courtesy
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$36,274	$22,426
Short-term investments	1,968	1,942
Accounts receivable, net	2,837	2,279
Inventory	593	581
Deferred cost of goods sold	136	122
Deferred tax asset	1,952	7,730
Other current assets	810	806
Total current assets	44,570	35,886
Property and equipment, net	5,240	3,820
Intangible assets, net	11,265	11,622
Goodwill	25,150	25,150
Non-current deferred tax asset	53,977	53,977
Other assets	422	278
Total assets	$140,624	$130,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,375	$5,476
Accrued compensation	3,083	3,105
Accrued warranty	405	387
Accrued taxes	1,584	1,472
Deferred revenue	708	891
Other accrued liabilities	825	884
Total current liabilities	12,980	12,215

Non-current liabilities	39	68
Total liabilities	13,019	12,283

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	71	71
Additional paid-in capital	242,067	241,555
Accumulated other comprehensive loss	(32)	(58)
Accumulated deficit	(114,501)	(123,118)
Total stockholders' equity	127,605	118,450
Total liabilities and stockholders' equity	$140,624	$130,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2012	2011
Service revenues	$23,172	$17,021
Product revenues	2,080	1,486
Total revenues	25,252	18,507

Operating expenses:
Cost of service revenues	5,686	3,815
Cost of product revenues	2,710	2,270
Research and development	1,826	1,407
Sales and marketing	10,541	8,184
General and administrative	2,064	1,225
Gain on patent sale	(11,965)	-
Total operating expenses	10,862	16,901
Income from operations	14,390	1,606
Other income, net	8	20
Income before provision (benefit) for income taxes	14,398	1,626
Provision (benefit) for income taxes	5,781	(321)
Net income	$8,617	$1,947

Net income per share:
Basic	$0.12	$0.03
Diluted	$0.12	$0.03

Weighted average number of shares:
Basic	70,717	62,264
Diluted	74,110	65,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2012	2011
Net income	$8,617	$1,947
Other comprehensive income, net of tax
Unrealized gain on investments in securities	26	15
Comprehensive income	$8,643	$1,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,617	$1,947
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	505	338
Amortization	357	26
Stock-based compensation	556	266
Deferred income tax provision (benefit)	5,778	(336)
Other	75	60
Changes in assets and liabilities:
Accounts receivable, net	(626)	(255)
Inventory	(19)	527
Other current and noncurrent assets	(148)	60
Deferred cost of goods sold	(14)	5
Accounts payable	(35)	(1,085)
Accrued compensation	(22)	207
Accrued warranty	18	16
Accrued taxes and fees	112	123
Deferred revenue	(183)	(144)
Other current and noncurrent liabilities	(45)	385
Net cash provided by operating activities	14,926	2,140

Cash flows from investing activities:
Purchases of property and equipment	(1,048)	(185)
Acquisition of businesses, net of cash acquired	-	(715)
Net cash used in investing activities	(1,048)	(900)

Cash flows from financing activities:
Capital lease payments	(43)	(9)
Repurchase of common stock	(74)	(1,038)
Proceeds from issuance of common stock under employee stock plans	87	267
Net cash used in financing activities	(30)	(780)
Net increase in cash and cash equivalents	13,848	460

Cash and cash equivalents at the beginning of the period	22,426	16,474
Cash and cash equivalents at the end of the period	$36,274	$16,934

Supplemental cash flow information
Issuance of common stock in connection with acquisitions	$-	$750
Acquisition of net assets in connection with acquisitions	-	17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets Voice over Internet protocol ("VoIP") technology delivered as a cloud-based service to business customers enabling telephony and video applications as well as web-based conferencing, unified communications services, managed hosting and cloud-based computing services. As of June 30, 2012, the Company had approximately 30,000 business customers.

The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996. The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ending March 31, 2013).

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual financial statements for the fiscal year ended March 31, 2012. In the opinion of the Company's management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2012 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and do not include all of the disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2012 and notes thereto included in the Company's fiscal 2012 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	June 30, 2012			March 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(638)	$7,604	$8,242	$(432)	$7,810
Customer relationships	3,305	(601)	2,704	3,305	(450)	2,855
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$12,504	$(1,239)	$11,265	$12,504	$(882)	$11,622

At June 30, 2012, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2013	$1,071
2014	1,334
2015	1,325
2016	1,325
2017	1,318
Thereafter	3,935
Total	$10,308

Option and Stock Purchase Right Activity

Stock purchase right activity since March 31, 2012 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2012	966,400	$2.50	2.61
Granted	52,500	4.09
Released	(84,576)	1.82
Forfeited	(5,000)	4.55
Balance at June 30, 2012	929,324	$2.64	2.48

Option activity since March 31, 2012 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2012	375,546	6,034,335	$1.90
Granted - options	(38,000)	38,000	4.19
Stock purchase rights (1)	(52,500)	-
Exercised	-	(19,448)	1.59
Canceled/forfeited	57,410	(57,410)	4.47
Termination of plans	(40,701)	-	-
Balance at June 30, 2012	301,755	5,995,477	$1.89

(1) The reduction to shares available for grant includes awards granted of 52,500 shares.

The following table summarizes the stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.15	1,217,168	$0.87	5.2	$4,049,066	1,217,168	$0.87	$4,049,066
$1.16 - $1.32	1,340,843	$1.27	4.2	3,928,182	1,340,843	$1.27	3,928,182
$1.33 - $1.72	1,291,166	$1.60	2.7	3,358,141	1,291,166	$1.60	3,358,141
$1.73 - $2.81	1,216,800	$2.32	5.6	2,282,315	850,523	$2.20	1,702,675
$2.82 - $4.95	929,500	$3.98	7.6	348,550	246,166	$3.84	132,535
	5,995,477			$13,966,254	4,945,866		$13,170,599

Stock-based Compensation Expense

As of June 30, 2012, there was $3.9 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.14 years.

To value option grants and stock purchase rights for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three month periods ended June 30, 2012 and 2011, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period the stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
Expected volatility	70%	73%
Expected dividend yield	-	-
Risk-free interest rate	0.60%	0.68%
Weighted average expected option term	4.30 years	3.00 years
Weighted average fair value of options granted	$2.25	$1.76

In accordance with ASC 718, the Company recorded $382,000 and $186,000 in compensation expense relative to stock-based awards for the three months ended June 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi- annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $174,000 and $80,000 for the three months ended June 30, 2012 and 2011, respectively, in accordance with ASC 718.

As of June 30, 2012, there was $164,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three months ended June 30, 2012 and 2011.

The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three months ended June 30, 2012 and 2011 which was recorded as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Cost of service revenues	$43	$20
Cost of product revenues	1	-
Research and development	95	48
Sales and marketing	316	156
General and administrative	101	42
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	556	266

Tax benefit	-	-
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax	$556	$266

Segment Reporting

No customer represented greater than 10% of the Company's total revenue for the three months ended June 30, 2012 or 2011. Revenue from technology licensing and related software and customers outside the United States was not material for the three months ended June 30, 2012 or 2011.

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and March 31, 2012 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash equivalents:
Money market funds	$14,367	$-	$-	$14,367

Short-term investments:
Mutual funds (1)	-	1,968	-	1,968

Total	$14,367	$1,968	$-	$16,335

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash equivalents:
Money market funds	$14,366	$-	$-	$14,366

Short-term investments:
Mutual funds (1)	-	1,942	-	1,942

Total	$14,366	$1,942	$-	$16,308

(1) The fair value of mutual funds is determined based on published net asset values. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

4. BALANCE SHEET DETAIL
	June 30,	March 31,
	2012	2012
Inventory (in thousands):
Work-in-process	$42	$55
Finished goods	551	526
	$593	$581

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

	Three Months Ended
	June 30,
	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$8,617	$1,947

Denominator:
Common shares	70,717	62,264

Denominator for basic calculation	70,717	62,264
Employee stock options	2,759	3,168
Stock purchase rights	309	352
Employee stock purchase plan	325	24
Denominator for diluted calculation	74,110	65,808

Net income per share
Basic	$0.12	$0.03
Diluted	$0.12	$0.03

The following shares attributable to outstanding stock options and stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Employee stock options	774	784
Stock purchase rights	3	1
	777	785

6. INCOME TAXES

For the three months ended June 30, 2012, the Company recorded a provision for income taxes of $5.8 million which was primarily attributable to net income from operations, including the gain on sale of patents. For the three months ended June 30, 2011, the Company released a portion of its valuation allowance against the deferred tax asset as the Company deemed it was more likely than not it would be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo and recorded accruals for state gross receipt and franchise taxes. During the period ended June 30, 2011 the provision for income taxes was not significant due to the valuation allowance.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2012, there was $2.5 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three-month period ended June 30, 2012 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2012 may be subject to examination by the Internal Revenue Service, California and various other states. As of July 18, 2012, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2009 to 2010.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$387	$362
Accruals for warranties	171	138
Settlements	(153)	(122)
Balance at end of period	$405	$378

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2012 and 2013. At June 30, 2012, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2013	$715
2014	382
2015	319
2016	52
Total minimum payments	$1,468

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

On February 22, 2011, the Company was named as a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants. On August 17, 2011, the Company was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company filed a motion to dismiss the complaint on October 11, 2011, which motion is still pending. The Company has not answered the complaint. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The Company cannot estimate potential liability in this case at this early stage of litigation. Further, on April 26, 2011, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability affecting each claim of the patent which is the basis for the complaint against the Company.

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

8. PATENT SALE

On June 22, 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our voice over Internet protocol, or VoIP, telephony products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our needs for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, potential future intellectual property infringement claims that could adversely affect our business and operating results, and our ability to retain our listing on the NASDAQ Capital Market. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to those factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2012 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market Voice over Internet protocol ("VoIP") technology delivered as a cloud-based service to business customers enabling telephony and video applications as well as web-based conferencing, unified communications services, managed hosting and cloud-based computing services. As of June 30, 2012, we had approximately 30,000 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ending March 31, 2013).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. As of June 30, 2012, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,
	2012	2012	2011	2011	2011	2011	2010	2010
Gross business customer additions (1)	2,943	2,892	2,836	3,176	2,897	3,009	2,798	2,450
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	1,458	1,697	1,642	1,620	1,593	1,645	1,524	1,459
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	1.7%	2.0%	2.0%	2.1%	2.1%	2.3%	2.2%	2.2%
Total business customers (3)	29,913	28,671	27,677	26,727	25,455	24,385	23,251	22,167

Business customer average monthly
service revenue per customer (4)	$ 250	$ 244	$ 239	$ 207	$ 200	$ 204	$ 209	$ 209

Overall service margin	75%	76%	77%	77%	78%	78%	77%	78%
Overall product margin	-30%	-15%	-24%	-45%	-53%	-73%	-65%	-57%
Overall gross margin	67%	68%	68%	66%	67%	67%	68%	68%

Business subscriber acquisition cost
per service (5)	$ 97	$ 99	$ 92	$ 101	$ 89	$ 91	$ 99	$ 108
Average number of services subscribed
to per business customer	10.1	9.8	9.4	9.0	8.4	8.0	7.8	7.7
Business customer subscriber
acquisition cost (6)	$ 980	$ 965	$ 867	$ 906	$ 743	$ 725	$ 768	$ 826

(1)	Includes 250 customers acquired directly from our acquisitions in the second quarter of fiscal 2012 from Contactual and does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").
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

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$23,172	$17,021	$6,151	36.1%
Percentage of total revenue	91.8%	92.0%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the first quarter of fiscal 2013 primarily due to the increase in our business customer subscriber base. Our business subscriber base grew from 25,455 business customers on June 30, 2011, to approximately 30,000 on June 30, 2012. The increase was partially offset by a decrease in customers of our residential services. These changes were consistent with the redirection of our marketing efforts toward our business customer service. We expect the trends to continue in future periods.

	June 30,		Dollar	Percent
Product revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,080	$1,486	$594	40.0%
Percentage of total revenue	8.2%	8.0%

Product revenue consists primarily of revenue from sales of IP telephones attributable to our 8x8 service. Product revenue increased in the first quarter of fiscal 2012 primarily due to an increase in equipment sales to business customers. No customer represented greater than 10% of our total revenue for the three months ended June 30, 2012 and 2011. Revenue from customers outside the United States was not material for the three months ended June 30, 2012 or 2011.

	June 30,		Dollar	Percent
Cost of service revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,686	$3,815	$1,871	49.0%
Percentage of service revenue	24.5%	22.4%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended June 30, 2012 increased over the comparable period in the prior fiscal year primarily due to a $1.0 million increase in third party network service expenses, a $0.3 million increase in payroll and related costs, a $0.2 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in amortization expenses due to intangibles acquired in acquisition of businesses and a $0.2 million increase in depreciation expense.

	June 30,		Dollar	Percent
Cost of product revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,710	$2,270	$440	19.4%
Percentage of product revenue	130.3%	152.8%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended June 30, 2012 increased over the comparable period in the prior fiscal year primarily due to an increase in the shipment of equipment to customers.

	June 30,		Dollar	Percent
Research and development	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,826	$1,407	$419	29.8%
Percentage of total revenue	7.2%	7.6%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs, including software development costs, as they are incurred. The research and development expenses for the three months ended June 30, 2012 increased over the comparable period in the prior fiscal year primarily due to a $0.4 million increase in payroll and related costs.

	June 30,		Dollar	Percent
Sales and marketing	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$10,541	$8,184	$2,357	28.8%
Percentage of total revenue	41.7%	44.2%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the first quarter of fiscal 2012 increased over the same quarter in the prior fiscal year primarily because of a $1.6 million increase in payroll and related costs, a $0.2 million increase in advertising expenses, a $0.1 million increase in amortization of customer relationship intangibles, a $0.1 million increase in sales promotion expenses, a $0.1 million increase in indirect channel commission expenses, a $0.1 million increase in travel and meal expenses and a $0.2 million increase in other sales and marketing expenses.

	June 30,		Dollar	Percent
General and administrative	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,064	$1,225	$839	68.5%
Percentage of total revenue	8.2%	6.6%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the first quarter of fiscal 2012 increased over the same quarter in the prior fiscal year primarily because of a $0.5 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in payroll and related costs and a $0.1 million increase in accounting and tax service expenses.

	June 30,		Dollar	Percent
Gain on patent sale	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$(11,965)	$-	$(11,965)	100.0%
Percentage of total revenue	-47.4%	0.0%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents for $12.0 million in cash. We recognized a $12.0 million gain on this transaction, which has been recorded as a reduction of operating expenses in the consolidated statements of operations. The gain was comprised of the $12.0 million of proceeds, net of transaction costs.

	June 30,		Dollar	Percent
Other income, net	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$8	$20	$(12)	-60.0%
Percentage of total revenue	0.0%	0.1%

In the three months ended June 30, 2012 and 2011, other income, net primarily consisted of distribution of capital gains on investments and interest income earned on our cash, cash equivalents and investments.

	June 30,		Dollar	Percent
Provision (benefit) for income tax	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,781	$(321)	$6,102	-1900.9%
Percentage of total revenue	22.9%	-1.7%

For the three months ended June 30, 2012, we recorded a provision for income taxes of $5.8 million which was primarily attributable to net income from operations, including the gain on sale of patents. For the three months ended June 30, 2011, we released a portion of our valuation allowance against the deferred tax asset as we deemed it was more likely than not it would be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense. We estimate our annual effective tax rate at the end of each quarter. The fiscal 2013 estimated annual effective tax rate is expected to be approximately 40%, but may fluctuate each quarter due to the timing of other discrete period transactions. In estimating the annual effective tax rate, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, permanent tax differences, the geographic mix of pre-tax income and the application and interpretations of existing tax laws.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $38.2 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2012 was approximately $14.9 million, compared with $2.1 million for the three months ended June 30, 2011. The increase in cash flow was primarily due to a $12.0 million gain on the sale of a patent family in June 2012 and an increase in service and product revenue in the first three months of fiscal 2012. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $1.0 million during the three months ended June 30, 2012, compared with $0.9 million used in investing activities for the three months ended June 30, 2011. The increase in cash used in investing activities during the three months ended June 30, 2012 is primarily related to an increase in the purchase of additional equipment ($0.8 million) offset by a reduction in the acquisition of business ($0.7 million).

Our financing activities for the three months ended June 30, 2012 consisted primarily of cash from the issuance of shares due to exercise of employee stock options ($0.1 million) offset by cash used to repurchase shares of our common stock ($1.0 million).

Contractual Obligations

We lease our headquarters facility in Sunnyvale, California under an operating lease agreement that expires in August 2012. The facility lease includes rent escalation clauses, and requires us to pay utilities and normal maintenance costs.

On April 2012, we entered into a seven-year lease for a new primary facility in San Jose, California, with a scheduled commencement date of August 1, 2012. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2012 totaled $110,000 with accumulated amortization of $54,000.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At June 30, 2012, the total remaining obligation under the contract was $2.2 million.

In fiscal 2011, we entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2012 and 2013. At June 30, 2012, future minimum annual payments under these third party network service contracts were $715,000 in 2013, $382,000 in 2014, $319,000 in 2015 and $52,000 in 2016.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting.

During the first quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 9".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2012, which we filed with the Securities and Exchange Commission on May 24, 2012 in addition to the following updated risk factor disclosures.

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

Date: July 23, 2012

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)