Form 10-Q
period 2012-09-30
8X8 INC /DE/
filed 2012-10-26
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-21783

8X8, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2125 O'Nel Drive
San Jose, CA    95131
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

      The number of shares of the Registrant's Common Stock outstanding as of October 22, 2012 was 71,470,617.

FORM 10-Q     PDF as a courtesy
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$38,108	$22,426
Short-term investments	2,009	1,942
Accounts receivable, net	4,153	2,279
Inventory	571	581
Deferred cost of goods sold	125	122
Deferred tax asset	1,151	7,730
Other current assets	933	806
Total current assets	47,050	35,886
Property and equipment, net	7,225	3,820
Intangible assets, net	10,908	11,622
Goodwill	25,150	25,150
Non-current deferred tax asset	53,977	53,977
Other assets	409	278
Total assets	$144,719	$130,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,065	$5,476
Accrued compensation	3,047	3,105
Accrued warranty	376	387
Accrued taxes	1,677	1,472
Deferred revenue	985	891
Other accrued liabilities	761	884
Total current liabilities	11,911	12,215

Non-current liabilities	1,820	68
Total liabilities	13,731	12,283

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	72	71
Additional paid-in capital	243,667	241,555
Accumulated other comprehensive income (loss)	9	(58)
Accumulated deficit	(112,760)	(123,118)
Total stockholders' equity	130,988	118,450
Total liabilities and stockholders' equity	$144,719	$130,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service revenue	$24,177	$18,013	$47,349	$35,034
Product revenue	2,194	1,806	4,274	3,292
Total revenue	26,371	19,819	51,623	38,326

Operating expenses:
Cost of service revenue	5,825	4,059	11,511	7,874
Cost of product revenue	2,672	2,613	5,382	4,883
Research and development	2,030	1,540	3,856	2,947
Sales and marketing	11,010	9,076	21,551	17,260
General and administrative	2,070	1,666	4,134	2,891
Gain on patent sale	-	-	(11,965)	-
Total operating expenses	23,607	18,954	34,469	35,855
Income from operations	2,764	865	17,154	2,471
Other income (expense), net	9	(11)	17	9
Income before provision (benefit) for income taxes	2,773	854	17,171	2,480
Provision (benefit) for income taxes	1,032	22	6,813	(299)
Net income	$1,741	$832	$10,358	$2,779

Net income per share:
Basic	$0.02	$0.01	$0.15	$0.04
Diluted	$0.02	$0.01	$0.14	$0.04
Weighted average number of shares:
Basic	71,261	63,710	70,989	62,989
Diluted	74,558	67,759	74,210	66,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$1,741	$832	$10,358	$2,779
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	41	(38)	67	(23)
Comprehensive income	$1,782	$794	$10,425	$2,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,358	$2,779
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,132	716
Amortization	714	74
Stock-based compensation	1,062	595
Deferred income tax provision (benefit)	6,579	(336)
Other	207	37
Changes in assets and liabilities
Accounts receivable, net	(2,050)	(438)
Inventory	(19)	1,491
Other current and noncurrent assets	(258)	153
Deferred cost of goods sold	(3)	(14)
Accounts payable	(277)	(1,737)
Accrued compensation	(58)	(366)
Accrued warranty	(11)	29
Accrued taxes and fees	205	(127)
Deferred revenue	94	235
Other current and noncurrent liabilities	1,688	151
Net cash provided by operating activities	19,363	3,242

Cash flows from investing activities:
Purchases of property and equipment	(4,730)	(1,211)
Acquisition of businesses, net of cash acquired	-	(713)
Net cash used in investing activities	(4,730)	(1,924)

Cash flows from financing activities:
Capital lease payments	(59)	(247)
Repurchase of common stock	(147)	(1,038)
Proceeds from issuance of common stock under employee stock plans	1,255	693
Net cash provided by (used in) financing activities	1,049	(592)
Net increase in cash and cash equivalents	15,682	726

Cash and cash equivalents at the beginning of the period	22,426	16,474
Cash and cash equivalents at the end of the period	$38,108	$17,200

Supplemental cash flow information
Issuance of common stock in connection with acquisitions	$-	$29,125
Acquisition of net assets in connection with acquisitions		372
Transfer of net assets in purchase of strategic investment	-	297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets cloud-based business communications services encompassing internally developed Voice over Internet Protocol ("VoIP") technologies. These services enable telephony and video applications as well as web-based conferencing and unified communications capabilities. The Company also provides managed hosting and cloud-based computing services. As of September 30, 2012, the Company had approximately 30,500 business customers.

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

Goodwill and Other Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	September 30, 2012			March 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(844)	$7,398	$8,242	$(432)	$7,810
Customer relationships	3,305	(752)	2,553	3,305	(450)	2,855
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$12,504	$(1,596)	$10,908	$12,504	$(882)	$11,622

At September 30, 2012, annual amortization of intangible assets, based upon our existing intangible assets and urrent useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2013	$714
2014	1,334
2015	1,325
2016	1,325
2017	1,318
Thereafter	3,935
Total	$9,951

Deferred Rent

In April 2012, the Company entered into an 87-month lease agreement. Under the terms of the lease agreement:

  the Company received a three month rent holiday from rental payments before;
  base rent is $130,821 for the 15 months after the rent holiday; and
  rent expense increases 3% each year thereafter.

The Company also received a $1.7 million allowance for tenant improvements. In accordance with the guidance in ASC 840-20, Leases, the Company accounts for its headquarters facility operating lease as follows:

Rent Holidays. The Company recognizes the related rent expense on a straight-line basis at the earlier of the first rent payment or the date of possession of the leased property. The difference between the amounts charged to expense and the rent paid is recorded as deferred lease incentives and amortized over the lease term.

Rent Escalations. The Company recognizes escalating rent provisions on a straight-line basis over the lease term. The difference between the amounts charged to expense and the rent paid is recorded as deferred lease incentives and amortized over the lease term.

Tenant Improvement Allowance. The tenant improvement allowance is deferred and amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

In the second quarter of fiscal 2013, the Company received a $1.7 million reimbursement for the cost of tenant improvements included within cash flows from operating activities. At September 30, 2012, total deferred rent included in Other accrued liabilities and Non-current liabilities was $0.1 million and $1.8 million, respectively.

Option and Stock Purchase Right/Restricted Stock Unit Activity

Stock purchase right/restricted stock unit activity since March 31, 2012 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2012	966,400	$2.50	2.61
Granted	369,436	5.56
Released	(182,733)	2.07
Forfeited	(80,244)	2.72
Balance at September 30, 2012	1,072,859	$3.61	2.74

Option activity since March 31, 2012 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2012	375,546	6,034,335	$1.90
Change in options available for grant	4,100,000	-	-
Granted - options	(890,000)	890,000	5.80
Stock purchase rights/restricted stock units	(369,436)	-	-
Exercised	-	(476,719)	1.40
Canceled/forfeited	68,511	(68,511)	4.42
Termination of plans	(41,051)	-	-
Balance at September 30, 2012	3,243,570	6,379,105	$2.46

The following table summarizes the stock options outstanding and exercisable at September 30, 2012:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,887,000	$1.04	5.2	$10,421,645	1,887,000	$1.04	$10,421,645
$1.27 - $1.72	1,554,919	$1.53	2.8	7,828,087	1,554,919	$1.53	7,828,087
$1.73 - $3.17	1,319,894	$2.41	5.9	5,476,782	841,505	$2.19	3,674,501
$3.18 - $4.95	765,292	$4.13	6.9	1,859,600	276,581	$3.93	727,527
$4.96 - $5.87	852,000	$5.87	9.9	587,880	17,743	$5.87	12,242
	6,379,105			$26,173,994	4,577,748		$22,664,002

Stock-based Compensation Expense

The following table summarizes the classification of stock-based compensation expense for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of service revenues	$43	$26	$86	$46
Cost of product revenues	-	-	1	-
Research and development	75	56	170	104
Sales and marketing	308	199	624	355
General and administrative	80	48	181	90
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	506	329	1,062	595

Tax benefit	-	-	-	-
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax	$506	$329	$1,062	$595

As of September 30, 2012, there was $7.7 million of unamortized stock-based compensation expense related to unvested options and stock awards which is expected to be recognized over a weighted average period of 3.36 years.

To value option grants and stock purchase rights/restricted stock units for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and six month periods ended September 30, 2012 and 2011, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period the stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to estimate the fair value of stock options to employees and directors for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Expected volatility	68%	76%	68%	76%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.71%	0.31%	0.71%	0.33%
Weighted average expected option term	5.40 years	3.00 years	5.30 years	3.00 years
Weighted average fair value of options granted	$3.38	$2.27	$3.33	$2.25

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime, subject to a calendar year maximum total purchase price per employee of $25,000. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $68,000 and $115,000 for the three months ended September 30, 2012 and 2011 and $242,000 and $195,000 for the six months ended September 30, 2012 and 2011, respectively, in accordance with ASC 718.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Expected volatility	34%	68%	34%	68%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.16%	0.10%	0.16%	0.10%
Weighted average expected option term	0.75 years	0.75 years	0.75 years	0.75 years
Weighted average fair value of options granted	$1.45	$1.49	$1.45	$1.49

As of September 30, 2012, there was $199,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three and six months ended September 30, 2012 and 2011.

Segment Reporting

No customer represented greater than 10% of the Company's total revenue for the three and six months ended September 30, 2012 or 2011. Revenue from technology licensing and related software and customers outside the United States was not material for the three and six months ended September 30, 2012 or 2011.

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and March 31, 2012 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash equivalents:
Money market funds	$14,370	$-	$-	$14,370

Short-term investments:
Mutual funds (1)	-	2,009	-	2,009

Total	$14,370	$2,009	$-	$16,379

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash equivalents:
Money market funds	$14,366	$-	$-	$14,366

Short-term investments:
Mutual funds (1)	-	1,942	-	1,942

Total	$14,366	$1,942	$-	$16,308

(1) The fair value of mutual funds is determined based on published net asset values. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

4. BALANCE SHEET DETAIL

	September 30,	March 31,
	2012	2012
Inventory (in thousands):
Work-in-process	$26	$55
Finished goods	545	526
	$571	$581

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,741	$832	$10,358	$2,779

Denominator:
Common shares	71,261	63,710	70,989	62,989

Denominator for basic calculation	71,261	63,710	70,989	62,989
Employee stock options	2,975	3,622	2,896	3,443
Stock purchase rights	322	427	325	401
Denominator for diluted calculation	74,558	67,759	74,210	66,833

Net income per share
Basic	$0.02	$0.01	$0.15	$0.04
Diluted	$0.02	$0.01	$0.14	$0.04

The following shares attributable to outstanding stock options and stock purchase rights/restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Employee stock options	824	159	732	542
Stock purchase rights	127	15	64	7
	951	174	796	549

6. INCOME TAXES

For the three and six months ended September 30, 2012, the Company recorded a provision for income taxes of $1.0 million and $6.8 million, respectively, which was primarily attributable to net income from operations, including the gain on patent sale. For the three and six months ended September 30, 2011, the Company recorded accruals for state gross receipt and franchise taxes and released a portion of its valuation allowance against the deferred tax asset as the Company deemed it was more likely than not it would be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo. During the period ended September 30, 2011 the provision for income taxes was not significant due to the valuation allowance.

At March 31, 2012, there was $2.5 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three and six month periods ended September 30, 2012 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2012 may be subject to examination by the Internal Revenue Service, California and various other states. As of October 22, 2012, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2009 to 2010.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$405	$378	$387	$362
Accruals for warranties	105	130	276	268
Settlements	(134)	(117)	(287)	(239)
Balance at end of period	$376	$391	$376	$391

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2012 and 2013. At September 30, 2012, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2013	$433
2014	382
2015	319
2016	52
Total minimum payments	$1,186

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

On March 15, 2011, the Company was named as a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with more than 20 other defendants. On August 17, 2011, the suit against the Company was dismissed without prejudice under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company filed a motion to dismiss the complaint on October 11, 2011. On May 2, 2012, the Judicial Panel on Multidistrict Litigation ordered the suit against the Company and over a dozen related cases, to be coordinated or consolidated for pretrial proceedings. On August 27, 2012, the Court denied several defendants' motions to dismiss the complaint including the Company's. On October 11, 2012, the Company answered the complaint and alleged three counterclaims as well as affirmative defenses. The Company believes it has factual and legal defenses to these claims and intends to litigate the case vigorously. The Company cannot estimate potential liability or expense in this case at this early stage of litigation.

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. On November 1, 2011, Klausner dismissed the complaint voluntarily and filed new complaints separating the defendants, including a new complaint against the Company. The Company filed a motion to dismiss the complaint on February 23, 2012, which was granted in part by the Court on September 11, 2012. On September 25, 2012 the plaintiff filed an amended complaint to which the Company responded by filing another motion to dismiss on October 11, 2012. That motion as well as another motion for a change in venue filed by the Company on August 23, 2012 are pending. The Company has not answered the complaint and believes it has meritorious defenses to this lawsuit. The Company intends to defend the case vigorously. The Company cannot estimate potential liability or expense in this case at this early stage of litigation.

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

BUSINESS OVERVIEW

We develop and markets cloud-based business communications services encompassing internally developed Voice over Internet Protocol ("VoIP") technologies. These services enable telephony and video applications as well as web-based conferencing and unified communications capabilities. We also provide managed hosting and cloud-based computing services. As of September 30, 2012, we had approximately 30,500 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ending March 31, 2013).

No customer represented greater than 10% of our total revenue for the three and six months ended September 30, 2012 and 2011. Revenue from customers outside the United States was not material for the three and six months ended September 30, 2012 or 2011.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. As of September 30, 2012, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,
	2012	2012	2012	2011	2011
Gross business customer additions (1)	2,915	2,943	2,892	2,836	3,176
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	2,149	1,458	1,697	1,642	1,620
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	2.4%	1.7%	2.0%	2.0%	2.1%
Business service revenue churn	1.0%	2.3%	1.6%	1.9%	1.9%
Total business customers (3)	30,498	29,913	28,671	27,677	26,727

Business customer average monthly
service revenue per customer (4)	$ 256	$ 250	$ 244	$ 239	$ 207

Overall service margin	76%	75%	76%	77%	77%
Overall product margin	-22%	-30%	-15%	-24%	-45%
Overall gross margin	68%	67%	68%	68%	66%

Business subscriber acquisition cost
per service (5)	$ 89	$ 97	$ 99	$ 92	$ 101
Average number of services subscribed
to per business customer	10.6	10.1	9.8	9.4	9.0
Business customer subscriber
acquisition cost (6)	$ 944	$ 980	$ 965	$ 867	$ 906

(1)	Includes 250 customers acquired directly from our acquisitions in the second quarter of fiscal 2012 from Contactual and does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").
(2)

Business customer churn is calculated by dividing the number of business customers that terminated (after the expiration of the 30-day trial) during that period by the simple average number of business customers during the period and dividing the result by the number of months in the period. The simple average number of business customers during the period is the number of business customers on the first day of the period plus the number of business customers on the last day of the period divided by two. In the second quarter of fiscal 2013, an affiliate with 411 business customers representing approximately $9,000 of monthly service revenue cancelled service. Excluding these 411 cancellations, business customer churn (less cancellations within 30 days of sign-up) was 1.9%.

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

(6)	Business customer subscriber acquisition cost is business subscriber acquisition cost per service times the average number of services subscribed to per business customer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$24,177	$18,013	$6,164	34.2%
Percentage of total revenue	91.7%	90.9%
Six months ended	$47,349	$35,034	$12,315	35.2%
Percentage of total revenue	91.7%	91.4%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 VoIP services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenue increased in the second quarter of fiscal 2013 primarily due to the increase in our business customer subscriber base. Our business subscriber base grew from 26,727 business customers on September 30, 2011, to 30,498 on September 30, 2012. The increase for the first six months of fiscal 2013 also was primarily attributable to the increase in our business customer base from approximately 24,000 businesses on April 1, 2011 to 30,498 on September 30, 2012. The increase was partially offset by a decrease in customers of our residential services. These changes were consistent with the redirection of our marketing efforts toward our business customer service. We expect the trends to continue in future periods.

	September 30,		Dollar	Percent
Product revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,194	$1,806	$388	21.5%
Percentage of total revenue	8.3%	9.1%
Six months ended	$4,274	$3,292	$982	29.8%
Percentage of total revenue	8.3%	8.6%

Product revenue consists primarily of revenue from sales of IP telephones attributable to our 8x8 service. Product revenue increased for the three and six months ended September 30, 2012 primarily due to an increase in equipment sales to business customers.

	September 30,		Dollar	Percent
Cost of service revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,825	$4,059	$1,766	43.5%
Percentage of service revenue	24.1%	22.5%
Six months ended	$11,511	$7,874	$3,637	46.2%
Percentage of service revenue	24.3%	22.5%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended September 30, 2012 increased over the comparable period in the prior fiscal year primarily due to a $1.2 million increase in third party network service expenses, a $0.3 million increase in payroll and related costs, a $0.2 million increase in amortization expenses due to intangibles acquired in acquisition of businesses, and a $0.2 million increase in depreciation expense. The increase in expense was partially offset by a $0.2 million reduction in expensed license and fees.

Cost of service revenue for the six months ended September 30, 2012 increased from the comparable period in the prior fiscal year primarily due to a $2.2 million increase in third party network service fees, a $0.6 million increase in payroll and related costs, a $0.4 million increase in amortization expenses due to intangibles acquired in acquisition of businesses, a $0.3 million increase in depreciation expense, and a $0.2 million increase in consulting and outside service expenses. The increase in expense was partially offset by a $0.2 million reduction in expensed license and fees.

	September 30,		Dollar	Percent
Cost of product revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,672	$2,613	$59	2.3%
Percentage of product revenue	121.8%	144.7%
Six months ended	$5,382	$4,883	$499	10.2%
Percentage of product revenue	125.9%	148.3%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended September 30, 2012 increased over the comparable period in the prior fiscal year primarily due to an increase in the shipment of equipment to customers.

The cost of product revenue for the six months ended September 30, 2012 increased over the comparable period in the prior fiscal year due to a $0.4 million increase in the shipment of equipment to customers and a $0.1 million increase in freight expenses.

	September 30,		Dollar	Percent
Research and development	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,030	$1,540	$490	31.8%
Percentage of total revenue	7.7%	7.8%
Six months ended	$3,856	$2,947	$909	30.8%
Percentage of total revenue	7.5%	7.7%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs as they are incurred. The research and development expenses for the three months ended September 30, 2012 increased over the comparable period in the prior fiscal year primarily due to a $0.3 million increase in payroll and related costs, a $0.1 million increase in recruiting expenses and a $0.1 million increase in other research and development expenses.

The research and development expenses for the six months ended September 30, 2012 increased over the comparable period in the prior fiscal year due to a $0.8 million increase in payroll and related costs and a $0.1 million increase in other research and development expenses.

	September 30,		Dollar	Percent
Sales and marketing	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$11,010	$9,076	$1,934	21.3%
Percentage of total revenue	41.8%	45.8%
Six months ended	$21,551	$17,260	$4,291	24.9%
Percentage of total revenue	41.7%	45.0%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2012 increased over the same quarter in the prior fiscal year primarily because of a $1.7 million increase in payroll and related costs, a $0.1 million increase in third party sales commissions, a $0.1 million increase in amortization of customer relationship intangibles, a $0.1 million increase in bad debt expenses, and a $0.2 million increase in other miscellaneous sales and marketing expenses. The increase in expense was partially offset by a $0.3 million reduction in other advertising expenses.

Sales and marketing expenses for the first six months of fiscal 2013 increased over the same period in the prior fiscal year primarily because of a $3.4 million increase in payroll and related costs, a $0.2 million increase in third party sales commissions, a $0.2 million increase in amortization of customer relationship intangibles, a $0.1 million increase in bad debt expense, a $0.1 million increase in sales promotion expenses, a $0.1 million increase in telephone expenses, a $0.1 million increase in travel and meal expenses and a $0.3 million increase in other sales and marketing expenses. The increase in expenses was partially offset by a $0.2 million reduction in temporary personnel, consulting and outside service expenses.

	September 30,		Dollar	Percent
General and administrative	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,070	$1,666	$404	24.2%
Percentage of total revenue	7.8%	8.4%
Six months ended	$4,134	$2,891	$1,243	43.0%
Percentage of total revenue	8.0%	7.5%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the three months ended September 30, 2012 increased over the same quarter in the prior fiscal year primarily because of a $0.3 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in payroll and related costs and a $0.1 million increase in depreciation expense. The increase in expenses was partially offset by a $0.2 million reduction in legal expenses.

General and administrative expenses for the first six months of fiscal 2013 increased over the same period in the prior fiscal year primarily because of a $0.7 million increase in temporary personnel, consulting and outside service expenses, a $0.4 million increase in payroll and related costs, a $0.1 million increase in recruiting expenses, a $0.1 million increase in sales and use tax expense and a $0.1 million increase in accounting and tax expenses, although legal expenses declined in the recent period.

	September 30,		Dollar	Percent
Gain on patent sale	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	0.0%
Percentage of total revenue	0.0%	0.0%
Six months ended	$(11,965)	$-	$(11,965)	100.0%
Percentage of total revenue	-23.2%	0.0%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents for $12.0 million in cash. We recognized a gain of slightly less than $12.0 million, net of transaction costs, which has been recorded as a reduction of operating expenses in the consolidated statements of operations.

	September 30,		Dollar	Percent
Other income, net	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$9	$(11)	$20	-181.8%
Percentage of total revenue	0.0%	-0.1%
Six months ended	$17	$9	$8	88.9%
Percentage of total revenue	0.0%	0.0%

In the six months ended September 30, 2012, other income, net consisted of interest expense, distribution of capital gains on investments and interest income earned on our cash, cash equivalents and investments. Other income, net was negative for the three months ended September 30, 2011 primarily because of the buyout, including interest expense, of capital leases acquired with the acquisition of Contactual in September 2011.

	September 30,		Dollar	Percent
Provision (benefit) for income tax	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,032	$22	$1,010	4590.9%
Percentage of income
before provision for income taxes	37.2%	2.6%
Six months ended	$6,813	$(299)	$7,112	-2378.6%
Percentage of income before
provision (benefit) for income taxes	39.7%	-12.1%

For the three and six months ended September 30, 2012, we recorded a provision for income taxes of $1.0 million and $6.8 million, respectively, which was primarily attributable to net income from operations, including the gain on patent sale. For the three and six months ended September 30, 2011, we released a portion of our valuation allowance against the deferred tax asset as we deemed it was more likely than not it would be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo.

The increase in income tax expense for the three months ended September 30, 2012 was primarily attributable to net income from operations, including the gain on patent sale.

The increase in income tax expense for the six months ended September 30, 2012 compared with the same period in the prior fiscal year was due to the provision for income tax of $6.8 million which was primarily attributable to net income from operations, including the gain on patent sale.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense. We estimate our annual effective tax rate at the end of each quarter. The fiscal 2013 estimated annual effective tax rate is expected to be approximately 40%, but may fluctuate each quarter due to the timing of other discrete period transactions. In estimating the annual effective tax rate, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, permanent tax differences, changes to tax rates, state apportionment, and the application and interpretations of existing tax laws.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $40.1 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the six months ended September 30, 2012 was approximately $19.4 million, compared with $3.2 million for the six months ended September 30, 2011. The increase in cash flow resulted primarily from a $12.0 million gain on the sale of a patent family in June 2012, a $1.7 million reimbursement from landlord for tenant improvements, and an increase in service and product revenue in the first six months of fiscal 2012. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $4.7 million during the six months ended September 30, 2012, compared with $1.9 million used in investing activities for the six months ended September 30, 2011. The increase in cash used in investing activities during the six months ended September 30, 2012 is primarily related to an increase in the purchase of additional equipment, furniture and fixtures and leasehold improvements ($4.7 million). The increase in cash used for the purchase of furniture and fixtures and leasehold improvements is primarily due to the Company's move to its new headquarters facility in San Jose, California.

Our financing activities for the six months ended September 30, 2012 consisted primarily of cash from the issuance of shares due to exercise of employee stock options ($1.3 million) offset by cash used to repurchase shares of our common stock ($0.1 million).

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2012 totaled $110,000 with accumulated amortization of $60,000.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At September 30, 2012, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At September 30, 2012, future minimum annual payments under these third party network service contracts were $433,000 in 2013, $382,000 in 2014, $319,000 in 2015 and $52,000 in 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a portion of our revenue from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, almost all of our arrangements with our contract manufacturers are denominated in U.S. dollars. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant and was not material for the three and six months ended September 30, 2012 or 2011.

Investments

We maintain an investment portfolio of various holdings, types and maturities. These marketable securities and investments are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Part of this portfolio includes investments in mutual funds.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — "Note 7".

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

Date: October 25, 2012

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)