Form 10-Q
period 2012-12-31
8X8 INC /DE/
filed 2013-01-25
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

      The number of shares of the Registrant's Common Stock outstanding as of January 23, 2013 was 71,847,417.

FORM 10-Q     PDF as a courtesy
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,557	$22,426
Short-term investments	1,965	1,942
Accounts receivable, net	3,605	2,279
Inventory	573	581
Deferred cost of goods sold	140	122
Deferred tax asset	284	7,730
Other current assets	736	806
Total current assets	51,860	35,886
Property and equipment, net	6,922	3,820
Intangible assets, net	10,551	11,622
Goodwill	25,150	25,150
Non-current deferred tax asset	54,065	53,977
Other assets	395	278
Total assets	$148,943	$130,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,170	$5,476
Accrued compensation	3,768	3,105
Accrued warranty	422	387
Accrued taxes	1,967	1,472
Deferred revenue	952	891
Other accrued liabilities	791	884
Total current liabilities	13,070	12,215

Non-current liabilities	1,894	68
Total liabilities	14,964	12,283

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	72	71
Additional paid-in capital	244,782	241,555
Accumulated other comprehensive income (loss)	(35)	(58)
Accumulated deficit	(110,840)	(123,118)
Total stockholders' equity	133,979	118,450
Total liabilities and stockholders' equity	$148,943	$130,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Service revenue	$24,958	$21,200	$72,307	$56,234
Product revenue	2,382	2,078	6,656	5,370
Total revenue	27,340	23,278	78,963	61,604

Operating expenses:
Cost of service revenue	5,473	4,890	16,984	12,764
Cost of product revenue	3,203	2,584	8,585	7,467
Research and development	2,117	1,955	5,973	4,902
Sales and marketing	11,651	9,816	33,202	27,076
General and administrative	2,136	1,481	6,270	4,372
Gain on patent sale	-	-	(11,965)	-
Total operating expenses	24,580	20,726	59,049	56,581
Income from operations	2,760	2,552	19,914	5,023
Other income, net	73	49	90	58
Income before provision (benefit) for income taxes	2,833	2,601	20,004	5,081
Provision (benefit) for income taxes	913	15	7,726	(284)
Net income	$1,920	$2,586	$12,278	$5,365

Net income per share:
Basic	$0.03	$0.04	$0.17	$0.08
Diluted	$0.03	$0.04	$0.16	$0.08
Weighted average number of shares:
Basic	71,611	69,445	71,197	65,165
Diluted	74,988	73,214	74,483	69,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$1,920	$2,586	$12,278	$5,365
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(44)	(8)	23	(15)
Comprehensive income	$1,876	$2,578	$12,301	$5,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,278	$5,365
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,816	1,101
Amortization	1,071	431
Stock-based compensation	1,827	1,013
Deferred income tax provision (benefit)	7,359	(336)
Other	409	130
Changes in assets and liabilities
Accounts receivable, net	(1,700)	(642)
Inventory	(25)	1,596
Other current and noncurrent assets	(48)	405
Deferred cost of goods sold	(18)	(6)
Accounts payable	(38)	(2,059)
Accrued compensation	663	319
Accrued warranty	35	34
Accrued taxes and fees	495	(396)
Deferred revenue	61	(75)
Other current and noncurrent liabilities	1,806	(472)
Net cash provided by operating activities	25,991	6,408

Cash flows from investing activities:
Purchases of property and equipment	(5,245)	(1,743)
Acquisition of businesses, net of cash acquired	-	(713)
Net cash used in investing activities	(5,245)	(2,456)

Cash flows from financing activities:
Capital lease payments	(73)	(273)
Repurchase of common stock	(285)	(1,038)
Proceeds from issuance of common stock, net of issuance costs	-	(60)
Proceeds from issuance of common stock under employee stock plans	1,743	949
Net cash provided by (used in) financing activities	1,385	(422)
Net increase in cash and cash equivalents	22,131	3,530

Cash and cash equivalents at the beginning of the period	22,426	16,474
Cash and cash equivalents at the end of the period	$44,557	$20,004

Supplemental cash flow information
Issuance of common stock in connection with acquisitions	$-	$31,358
Fair value of options assumed in connection with acquisitions	-	274
Acquisition of net assets in connection with acquisitions	-	372
Transfer of net assets in purchase of strategic investment	-	297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets cloud-based business communications services encompassing internally developed Voice over Internet Protocol ("VoIP") technologies. These services enable telephony and video applications as well as web-based conferencing and unified communications capabilities. The Company also provides managed hosting and cloud-based computing services. As of December 31, 2012, the Company had approximately 31,500 business customers.

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

VoIP Service and Product Revenue

The Company's VoIP service and product revenue is derived from the sale of communications services and IP business telephones, respectively.

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

Goodwill and Other Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	December 31, 2012			March 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(1,050)	$7,192	$8,242	$(432)	$7,810
Customer relationships	3,305	(903)	2,402	3,305	(450)	2,855
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$12,504	$(1,953)	$10,551	$12,504	$(882)	$11,622

At December 31, 2012, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2013	$357
2014	1,334
2015	1,325
2016	1,325
2017	1,318
Thereafter	3,935
Total	$9,594

Deferred Rent

In April 2012, the Company entered into an 87-month lease agreement for its new headquarters. Under the terms of the lease agreement:

  the Company received a three month rent holiday from rental payments;
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

In the second quarter of fiscal 2013, the Company received a $1.7 million reimbursement for the cost of tenant improvements that the Company included in cash flows from operating activities. At December 31, 2012, total deferred rent included in Other accrued liabilities and Non-current liabilities was $0.1 million and $1.9 million, respectively.

Stock Purchase Right/Restricted Stock Unit and Option Activity

Stock purchase right/restricted stock unit activity since March 31, 2012 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2012	966,400	$2.50	2.61
Granted	409,936	5.65
Released	(281,938)	2.16
Forfeited	(80,244)	2.72
Balance at December 31, 2012	1,014,154	$3.85	2.62

Option activity since March 31, 2012 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2012	375,546	6,034,335	$1.90
Change in options available for grant	4,100,000	-	-
Granted - options	(932,000)	932,000	5.80
Stock purchase rights/restricted stock units	(409,936)	-	-
Exercised	-	(777,487)	1.48
Canceled/forfeited	135,133	(135,133)	4.01
Termination of plans	(43,004)	-	-
Balance at December 31, 2012	3,225,739	6,053,715	$2.51

The following table summarizes the stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,781,500	$1.04	5.0	$11,299,025	1,781,500	$1.04	$11,299,025
$1.27 - $1.72	1,504,919	$1.53	2.6	8,806,130	1,504,919	$1.53	8,806,130
$1.73 - $3.35	1,326,608	$2.56	5.6	6,396,028	886,007	$2.43	4,382,974
$3.36 - $5.87	1,398,688	$5.29	8.9	2,919,012	204,018	$5.04	477,705
$5.88 - $5.89	42,000	$5.89	9.8	62,580	1,750	$5.89	2,608
	6,053,715			$29,482,775	4,378,194		$24,968,442

Stock-based Compensation Expense

The following table summarizes the classification of stock-based compensation expense for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of service revenues	$63	$41	$149	$87
Cost of product revenues	-	-	1	-
Research and development	125	72	295	176
Sales and marketing	355	255	979	610
General and administrative	222	50	403	140
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	765	418	1,827	1,013

Tax benefit	-	-	-	-
Stock based compensation expense related to employee
stock options and employee stock purchases, net of tax	$765	$418	$1,827	$1,013

As of December 31, 2012, there was $7.4 million of unamortized stock-based compensation expense related to unvested options and stock awards which is expected to be recognized over a weighted average period of 3.14 years.

To value option grants and stock purchase rights/restricted stock units for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three and nine month periods ended December 31, 2012 and 2011, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period the stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to estimate the fair value of stock options to employees and directors for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Expected volatility	68%	75%	68%	76%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.68%	0.44%	0.70%	0.35%
Weighted average expected option term	4.50 years	3.25 years	5.28 years	3.04 years
Weighted average fair value of options granted	$3.18	$1.96	$3.32	$2.20

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one-year offering period or the end of the applicable six-month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime, subject to a calendar year maximum total purchase price per employee of $25,000. The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $115,000 and $117,000 for the three months ended December 31, 2012 and 2011 and $356,000 and $312,000 for the nine months ended December 31, 2012 and 2011, respectively, in accordance with ASC 718.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Expected volatility	-	-	34%	68%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	-	0.16%	0.10%
Weighted average expected option term	-	-	0.75 years	0.75 years
Weighted average fair value of options granted	$-	$-	$1.45	$1.49

As of December 31, 2012, there was $84,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three and nine months ended December 31, 2012 and 2011.

Segment Reporting

No customer represented greater than 10% of the Company's total revenue for the three and nine months ended December 31, 2012 or 2011. Revenue from technology licensing and related software and customers outside the United States was not material for the three and nine months ended December 31, 2012 or 2011.

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and March 31, 2012 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash equivalents:
Money market funds	$14,373	$-	$-	$14,373

Short-term investments:
Mutual funds (1)	-	1,965	-	1,965

Total	$14,373	$1,965	$-	$16,338

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash equivalents:
Money market funds	$14,366	$-	$-	$14,366

Short-term investments:
Mutual funds (1)	-	1,942	-	1,942

Total	$14,366	$1,942	$-	$16,308

(1) The fair value of mutual funds is determined based on published net asset values. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio.

4. BALANCE SHEET DETAIL

	December 31,	March 31,
	2012	2012
Inventory (in thousands):
Work-in-process	$24	$55
Finished goods	549	526
	$573	$581

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$1,920	$2,586	$12,278	$5,365

Denominator:
Common shares	71,611	69,445	71,197	65,165

Denominator for basic calculation	71,611	69,445	71,197	65,165
Employee stock options	3,023	3,364	2,947	3,413
Stock purchase rights	336	385	339	409
Employee stock purchase plan	18	20	-	26
Denominator for diluted calculation	74,988	73,214	74,483	69,013

Net income per share
Basic	$0.03	$0.04	$0.17	$0.08
Diluted	$0.03	$0.04	$0.16	$0.08

The following shares attributable to outstanding stock options and stock purchase rights/restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Employee stock options and awards	885	604	878	637
	885	604	878	637

6. INCOME TAXES

For the three and nine months ended December 31, 2012, the Company recorded a provision for income taxes of $0.9 million and $7.7 million, respectively, which was primarily attributable to net income from operations, including gain on the sale of patents. For the three and nine months ended December 31, 2011, the Company recorded accruals for state gross receipt and franchise taxes and released a portion of its valuation allowance against the deferred tax asset as the Company deemed it was more likely than not it would be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo. During the period ended December 31, 2011, the provision for income taxes was not significant due to the valuation allowance.

At March 31, 2012, there was $2.5 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three and nine month periods ended December 31, 2012 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2012 may be subject to examination by the Internal Revenue Service, California and various other states. As of January 22, 2013, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2009 to 2010.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Balance at beginning of period	$376	$391	$387	$362
Accruals for warranties	168	106	445	374
Settlements	(122)	(101)	(410)	(340)
Balance at end of period	$422	$396	$422	$396

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2013 through 2016. At December 31, 2012, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2013	$629
2014	2,155
2015	1,579
2016	52
Total minimum payments	$4,415

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

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. On November 1, 2011, Klausner dismissed the complaint voluntarily and filed new complaints separating the defendants, including a new complaint against the Company. The Company filed a motion to dismiss the complaint on February 23, 2012, which was granted in part by the Court on September 11, 2012.  On September 25, 2012, the plaintiff filed an amended complaint to which the Company responded by filing another motion to dismiss on October 11, 2012. That motion as well as another motion for a change in venue filed by the Company on August 23, 2012 are pending. The Company has not answered the complaint and believes it has meritorious defenses to this lawsuit. The Company intends to defend the case vigorously. The Company cannot estimate potential liability or expense in this case at this early stage of litigation.

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

BUSINESS OVERVIEW

We develop and market cloud-based business communications services encompassing internally developed Voice over Internet Protocol ("VoIP") technologies. These services enable telephony and video applications as well as web-based conferencing and unified communications capabilities. We also provide managed hosting and cloud-based computing services. As of December 31, 2012, we had approximately 31,500 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ending March 31, 2013).

No customer represented greater than 10% of our total revenue for the three and nine months ended December 31, 2012 and 2011. Revenue from customers outside the United States was not material for the three and nine months ended December 31, 2012 or 2011.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. As of December 31, 2012, there had been no material changes to our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Three Months Ended
	Dec 31,	Sept. 30,	June 30,	March 31,	Dec 31,
	2012	2012	2012	2012	2011
Gross business customer additions (1)	2,617	2,915	2,943	2,892	2,836
Gross business customer
cancellations (less cancellations
within 30 days of sign-up)	1,504	2,149	1,458	1,697	1,642
Business customer churn (less
cancellations within 30 days
of sign-up) (2)	1.6%	2.4%	1.7%	2.0%	2.0%
Business service revenue churn	2.6%	1.0%	2.3%	1.6%	1.9%
Total business customers (3)	31,473	30,498	29,913	28,671	27,677

Business customer average monthly
service revenue per customer (4)	$ 260	$ 256	$ 250	$ 244	$ 239

Overall service margin	78%	76%	75%	76%	77%
Overall product margin	-34%	-22%	-30%	-15%	-24%
Overall gross margin	68%	68%	67%	68%	68%

Business subscriber acquisition cost
per service (5)	$ 98	$ 89	$ 97	$ 99	$ 92
Average number of subscribed services
per business customer	11.2	10.6	10.1	9.8	9.4
Average number of subscribed services
per new business customer (6)	17.0	14.7	14.0	13.6	14.1

(1)	Does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").
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

(6)	Total new services sold in the period divided by gross business customer additions.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$24,958	$21,200	$3,758	17.7%
Percentage of total revenue	91.3%	91.1%
Nine months ended	$72,307	$56,234	$16,073	28.6%
Percentage of total revenue	91.6%	91.3%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 VoIP services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenue increased in the third quarter of fiscal 2013 primarily due to the increase in our business customer subscriber base. Our business subscriber base grew from 27,677 business customers on December 31, 2011, to 31,473 on December 31, 2012. The increase for the first nine months of fiscal 2013 also was primarily attributable to the increase in our business customer base from approximately 24,000 businesses on April 1, 2011 to 31,473 on December 31, 2012. The increase was partially offset by a decrease in customers of our residential services. These changes were consistent with the redirection of our marketing efforts toward our business customer service. We expect the trends to continue in future periods.

	December 31,		Dollar	Percent
Product revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,382	$2,078	$304	14.6%
Percentage of total revenue	8.7%	8.9%
Nine months ended	$6,656	$5,370	$1,286	23.9%
Percentage of total revenue	8.4%	8.7%

Product revenue consists primarily of revenue from sales of IP telephones attributable to our 8x8 service. Product revenue increased for the three and nine months ended December 31, 2012 primarily due to an increase in equipment sales to business customers.

	December 31,		Dollar	Percent
Cost of service revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,473	$4,890	$583	11.9%
Percentage of service revenue	21.9%	23.1%
Nine months ended	$16,984	$12,764	$4,220	33.1%
Percentage of service revenue	23.5%	22.7%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended December 31, 2012 increased over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in third party network service expenses as a result of the increase in our business subscriber base, a $0.2 million increase in depreciation expense, and a $0.1 million increase in payroll and related costs. The increase in expense was partially offset by a $0.1 million reduction in expensed license and fees and a $0.1 million reduction in temporary personnel, consulting and outside service expenses.

Cost of service revenue for the nine months ended December 31, 2012 increased from the comparable period in the prior fiscal year primarily due to a $2.7 million increase in third party network service fees as a result of the increase in our business subscriber base, a $0.8 million increase in payroll and related costs, a $0.5 million increase in depreciation expense, a $0.4 million increase in amortization expense due to intangibles acquired in acquisition of businesses, and a $0.1 million increase in consulting and outside service expenses. The increase in expense was partially offset by a $0.3 million reduction in expensed license and fees.

	December 31,		Dollar	Percent
Cost of product revenue	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,203	$2,584	$619	24.0%
Percentage of product revenue	134.5%	124.4%
Nine months ended	$8,585	$7,467	$1,118	15.0%
Percentage of product revenue	129.0%	139.1%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended December 31, 2012 increased over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in the shipment of equipment to customers and a $0.1 million increase in warranty expense.

The cost of product revenue for the nine months ended December 31, 2012 increased over the comparable period in the prior fiscal year due to a $0.9 million increase in the shipment of equipment to customers, a $0.1 million increase in warranty expense and a $0.1 million increase in freight expenses.

	December 31,		Dollar	Percent
Research and development	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,117	$1,955	$162	8.3%
Percentage of total revenue	7.7%	8.4%
Nine months ended	$5,973	$4,902	$1,071	21.8%
Percentage of total revenue	7.6%	8.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs as they are incurred. The research and development expenses for the three months ended December 31, 2012 increased over the comparable period in the prior fiscal year primarily due to a $0.1 million increase in payroll and related costs and a $0.1 million increase in other research and development expenses.

The research and development expenses for the nine months ended December 31, 2012 increased over the comparable period in the prior fiscal year due to a $0.8 million increase in payroll and related costs, a $0.1 million increase in recruiting expenses and a $0.2 million increase in other research and development expenses.

	December 31,		Dollar	Percent
Sales and marketing	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$11,651	$9,816	$1,835	18.7%
Percentage of total revenue	42.6%	42.2%
Nine months ended	$33,202	$27,076	$6,126	22.6%
Percentage of total revenue	42.0%	44.0%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the three months ended December 31, 2012 increased over the same quarter in the prior fiscal year primarily because of a $1.4 million increase in payroll and related costs, a $0.1 million increase in third party sales commissions, a $0.1 million increase in bad debt expenses, a $0.1 million increase in credit card processing fees, and a $0.3 million increase in other miscellaneous sales and marketing expenses. The increase in expense was partially offset by a $0.2 million reduction in temporary personnel, consulting and outside service expenses.

Sales and marketing expenses for the first nine months of fiscal 2013 increased over the same period in the prior fiscal year primarily because of a $4.7 million increase in payroll and related costs, a $0.3 million increase in third party sales commissions, a $0.2 million increase in amortization of customer relationship intangibles, a $0.2 million increase in bad debt expense, a $0.1 million increase in credit card processing fees, and a $1.1 million increase in other sales and marketing expenses. The increase in expenses was partially offset by a $0.5 million reduction in temporary personnel, consulting and outside service expenses.

	December 31,		Dollar	Percent
General and administrative	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,136	$1,481	$655	44.2%
Percentage of total revenue	7.8%	6.4%
Nine months ended	$6,270	$4,372	$1,898	43.4%
Percentage of total revenue	7.9%	7.1%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the three months ended December 31, 2012 increased over the same quarter in the prior fiscal year primarily because of a $0.2 million increase in payroll and related costs, a $0.2 million increase in facility rent and maintenance expenses, a $0.1 million increase in temporary personnel, consulting and outside service expenses, a $0.1 million increase in depreciation expense, and a $0.1 million increase in recruiting expenses.

General and administrative expenses for the first nine months of fiscal 2013 increased over the same period in the prior fiscal year primarily because of a $0.8 million increase in temporary personnel, consulting and outside service expenses, a $0.6 million increase in payroll and related costs, a $0.5 million increase in facility rent and maintenance expenses, a $0.2 million increase in depreciation expense, and a $0.1 million increase in recruiting expenses. The increase in expense was partially offset by a $0.2 million reduction in legal expenses and a $0.1 million reduction in other general and administrative expenses.

	December 31,		Dollar	Percent
Gain on patent sale	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	0.0%
Percentage of total revenue	0.0%	0.0%
Nine months ended	$(11,965)	$-	$(11,965)	100.0%
Percentage of total revenue	-15.2%	0.0%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents for $12.0 million in cash. We recognized a gain of slightly less than $12.0 million, net of transaction costs, which has been recorded as a reduction of operating expenses in the consolidated statements of operations.

	December 31,		Dollar	Percent
Other income, net	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$73	$49	$24	49.0%
Percentage of total revenue	0.3%	0.2%
Nine months ended	$90	$58	$32	55.2%
Percentage of total revenue	0.1%	0.1%

In the nine months ended December 31, 2012, other income, net consisted of interest expense, distribution of capital gains on investments and interest income earned on our cash, cash equivalents and investments.

	December 31,		Dollar	Percent
Provision (benefit) for income tax	2012	2011	Change	Change
	(dollar amounts in thousands)
Three months ended	$913	$15	$898	5986.7%
Percentage of income
before provision for income taxes	32.2%	0.6%
Nine months ended	$7,726	$(284)	$8,010	-2820.4%
Percentage of income before
provision (benefit) for income taxes	38.6%	-5.6%

For the three and nine months ended December 31, 2012, we recorded a provision for income taxes of $0.9 million and $7.7 million, respectively, which was primarily attributable to net income from operations, including the gain on patent sale. For the three and nine months ended December 31, 2011, we released a portion of our valuation allowance against the deferred tax asset as we deemed it was more likely than not it would be used to offset the $0.3 million deferred tax liability recorded in connection with the acquisition of Zerigo.

The increase in income tax expense for the three months ended December 31, 2012 was primarily attributable to net income from operations.

The increase in income tax expense for the nine months ended December 31, 2012 compared with the same period in the prior fiscal year was due to the provision for income tax of $7.7 million which was primarily attributable to net income from operations, including the gain on patent sale.

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

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $46.5 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the nine months ended December 31, 2012 was approximately $26.0 million, compared with $6.4 million for the nine months ended December 31, 2011. The increase in cash flow resulted primarily from a $12.0 million gain on the sale of a patent family in June 2012, a $1.7 million reimbursement from landlord for tenant improvements, and an increase in service and product revenue in the first nine months of fiscal 2012. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $5.2 million during the nine months ended December 31, 2012, compared with $2.5 million used in investing activities for the nine months ended December 31, 2011. The increase in cash used in investing activities during the nine months ended December 31, 2012 is primarily related to an increase in the purchase of additional equipment, furniture and fixtures and leasehold improvements ($5.2 million). The increase in cash used for the purchase of furniture and fixtures and leasehold improvements is primarily due to the Company's move to its new headquarters facility in San Jose, California.

Our financing activities for the nine months ended December 31, 2012 consisted primarily of cash from the issuance of shares due to exercise of employee stock options ($1.7 million) offset by cash used to repurchase shares of our common stock ($0.3 million).

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2012 totaled $110,000 with accumulated amortization of $64,000.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At December 31, 2012, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At December 31, 2012, future minimum annual payments under these third party network service contracts were $629,000 in 2013, $2,155,000 in 2014, $1,579,000 in 2015 and $52,000 in 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Our financial market risk consists primarily of risks associated with international operations and related foreign currencies. We derive a portion of our revenue from customers in Europe and Asia. In order to reduce the risk from fluctuation in foreign exchange rates, the vast majority of our sales are denominated in U.S. dollars. In addition, almost all of our arrangements with our contract manufacturers are denominated in U.S. dollars. We have not entered into any currency hedging activities. To date, our exposure to exchange rate volatility has not been significant and was not material for the three and nine months ended December 31, 2012 or 2011.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — "Note 7".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2012, which we filed with the Securities and Exchange Commission on May 24, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.19*	Management Incentive Bonus Plan (PDF as a courtesy)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan arrangement
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

Date: January 25, 2013

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)