Form 10-K
period 2013-03-31
8X8 INC /DE/
filed 2013-05-28
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $420,764,160. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 20, 2013 was 72,139,169.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2013 for the 2013 Annual Meeting of Stockholders.

Note: PDF provided as a courtesy

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2013

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

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ended March 31, 2013). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

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

We initially marketed our services under the Packet8 brand. In May 2009, we began marketing our services under the 8x8 brand. As of March 31, 2013, we had more than 32,500 business customers who use our services as their primary business telephone system, including IP dial tone, long distance and all of the business class features typically associated with a traditional business phone system or PBX. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, virtual extensions, fax lines, toll free numbers, receptionist software, and unified communications services).

On September 15, 2011, we completed the acquisition of Contactual, Inc., a provider of cloud-based call center and customer interaction management solutions for approximately $31.8 million which we paid by the issuance of a total of 6,484,900 shares of unregistered 8x8 common stock. Approximately 1,005,000 of the shares of 8x8 common stock issued as acquisition consideration are being held in escrow as security for the indemnification obligations of the Contactual stockholders under the merger agreement.

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

The growing adoption of VoIP in the business community is part of a broader technological migration now occurring from traditional on-premise information technology ("IT") systems to cloud-based alternatives accessible from any location, network or device. This dramatic shift is enabling businesses to transition deployment and management of their IT infrastructure from a capital expenditure model to an operating expense approach, freeing valuable internal resources while gaining increased flexibility, capabilities and performance. According to a Frost & Sullivan March 2012 report, the inflection point for hosted/cloud communications has arrived as businesses have become more focused on issues such as cost management, accommodating dispersed and mobile workforces and the need to re-assign administrative IT staff to more strategic tasks.

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

Specific strategies to accomplish this objective include:

  Build an indirect sales channel. Our direct sales force generated more than 93% of our sales in fiscal 2013. In fiscal 2014, we intend to continue to build an indirect sales channel to expand distribution of our products and services. We intend to leverage our commercial relationships with our equipment vendors and the experience of our sales team to market our services. In addition, we intend to engage with other indirect sales channels to market our services.

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

  Offer the best possible service and support to our customers with a world class customer support organization. We have an established call center and customer support group at our headquarters in San Jose, California and an outsourced call center operation located in Santa Maria, California. We also have invested in significant upgrades to our existing back office infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. Our strengths include customer service from technically sophisticated customer service agents providing support from onshore facilities located in California.

Our Services

Our services work over virtually any high-speed Internet connection worldwide to allow calls to or from any phone in the world, whether that phone is an IP phone, a mobile phone or a PSTN phone. 8x8's service utilizes IP customer premise equipment to enable plug and play installation and a familiar dial tone user interface. The 8x8 service also uses web-based technologies to enable unified communications services such as web conferencing and Internet fax as well as account setup, account management, billing and customer support. We have developed proprietary implementations of standards-based technologies underlying our 8x8 service, which works with third party carriers to terminate VoIP calls on the PSTN network.

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
  Direct Inward Dial ("DID") phone number with any desired area code for each extension;
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
    Supervised transfers; and
    View of extension status.

8x8 Virtual Contact Center

The 8x8 Virtual Contact Center service, introduced in July 2007 and delivered utilizing the software technology acquired from Contactual, Inc. ("Contactual"), is a fully integrated hosted call center solution that works with any broadband Internet connection and provides enterprise class contact center functionality combined with Virtual Office calling features. The 8x8 Virtual Contact Center allows companies to quickly deploy and operate multi-channel contact centers within 8x8's Virtual Office infrastructure without the time and expense of purchasing, installing and maintaining costly, specialized equipment. Delivered entirely as a hosted service, the 8x8 Virtual Contact Center requires no specialized hardware or software, no telecom equipment and no up-front capital expenditures, making it an ideal solution for blending in-house, offsite or multi-site call center agents. Agents require nothing more than a web browser and a suitable voice device that can be provided by 8x8 or a third party service provider.

The 8x8 Virtual Contact Center service offers features such as skills-based routing, multi-media management, real time monitoring and reporting, voice recording and logging, historical reporting, Interactive Voice Response, CRM integration with Salesforce.com and NetSuite, and contact and case management tools.

8x8 IP Telephones

In the second half of fiscal 2011, we began selling Polycom IP phones and Polycom IP speakerphones. The Polycom IP phones deliver enhanced equipment and service features including high definition HD audio, corporate directory display and lookup, intercom paging, shared line appearance and Power over Ethernet capability. In fiscal 2012, we also began selling Cisco IP Phones.

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

8x8 Virtual Office Pro delivers these tools through an easy-to-use online dashboard which provides:

  A visual overview and online control of 8x8 Virtual Office business calling activity including point-and-click access to inbound and outbound calls and call management features such as call transfer, do not disturb ("DND") and call forwarding;
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

Sales, Marketing and Promotional Activities

We currently sell and market our 8x8 services to end users through our direct sales force, website, and third party resellers. Our inside sales force primarily handles inbound telephone calls and website leads which are generated from third party lead generation sources and direct web advertising such as Google, or traditional advertising channels such as in-flight magazines and billboards. Our sales departments consisted of 100 employees at the end of fiscal 2013. Sales representatives are paid a base salary and monthly commission for selling our products and services. The commission is based on new sales made by the sales representative.

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

Network Operations Center

We maintain a network operations center at our headquarters in San Jose, California and employ a staff of approximately 50 individuals with experience in voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center at our headquarters in San Jose, California and have a staff of more than 100 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced some customer support activities to third parties. Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions, and e-mail support.

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Level(3) Communications, Verizon Communications and Inteliquent. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

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

We currently employ approximately 50 individuals in research, development and engineering activities in our facilities in San Jose, California as well as outsourced software development consultants. Research and development expenses in each of the fiscal years ended March 31, 2013, 2012 and 2011 were $8.1 million, $6.7 million and $4.8 million, respectively.

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

Regulation of the Internet

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet, in general, could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation, liability for third party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations. Please refer to Part I, Item 1A. "Risk Factors" for a discussion of regulatory risks, proceedings and issues that could adversely affect our business and operating results in the future.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2013, we have been awarded 86 United States patents and additional United States and foreign patent applications are pending. Our patents expire on dates ranging from 2013 to 2031. We cannot predict whether our pending patent applications will result in issued patents.

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

We are also subject to the risks of adverse claims and litigation alleging infringement of the intellectual property rights of others. Such claims and litigation could require us to expend substantial resources and distract key employees from their normal duties, which could have a material adverse effect on our operating results, cash flows and financial condition. The communications and software industries are subject to frequent litigation regarding patent and other intellectual property rights. Moreover, the VoIP service provider community has historically been a target of patent holders. There is a risk that we will be a target of assertions of patent rights and that we may be required to expend significant resources to investigate and defend against such assertions of patent rights. For information about specific claims, please refer to Part I, Item 1A, Risk Factors - "Our infringement of a third party's proprietary technology could disrupt our business" and Part I, Item 3. "LEGAL PROCEEDINGS."

We rely upon certain technology, including hardware and software, licensed from third parties. These licenses are on standard commercial terms made generally available by the companies providing the licenses. To date, the cost and terms of these licenses individually has not been material to our business. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all, however. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business.

Geographic Areas

Most of our customers and substantially all of our revenues are in the U.S. Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2013, 2012 and 2011.

Employees

As of March 31, 2013, our workforce consisted of 357 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Bryan R. Martin, Chairman and Chief Executive Officer. Bryan R. Martin, age 45, has served as Chairman of the Board of Directors since December 2003 and as Chief Executive Officer and as a director since February 2002. From March 2007 to November 2008, and again from April 2011 to December 2011, he has served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, Chief Financial Officer. Dan Weirich, age 39, has served as our Chief Financial Officer since July 2006. From November 2008 to March 2011, Mr. Weirich also served as our President. From June 2006 to July 2006, Mr. Weirich served as our Acting Chief Financial Officer. He was our Vice President of Operations from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. Prior to joining us, Mr. Weirich served in various roles for iAsiaWorks, Qwest Communications and Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Kim Niederman, President. Kim Niederman, age 61, has served as our President since January 2012. From February 2011 to December 2011, Mr. Niederman served as our Senior Vice President of Sales. From February to November 2010, Mr. Niederman was Senior Vice President of NComputing, Inc. and from January 2007 to January 2009, Mr. Niederman was Chief Executive Officer and President of Anagran, Inc. From January 2003 to January 2007, Mr. Niederman was Senior Vice President of Worldwide Sales for Polycom, Inc. He received a B.A. from the University of Denver.

Debbie Jo Severin, Chief Marketing Officer and Vice President of Marketing. Debbie Jo Severin, age 53, has served as our Chief Marketing Officer and Vice President of Marketing since March 2009. From 2003 to March 2009, Ms. Severin served as Vice President of Marketing for Covad Communications. Prior to Covad Communications, Ms. Severin worked at PrimeOne Tele-TV, Northpoint Communications, Valiant Networks, BellSouth Telecommunications and Pacific Bell. She received a Masters Degree in Mathematics and a Bachelor of Science from the University of Alabama, Birmingham.

Huw Rees, Vice President of Business Development. Huw Rees, age 52, has served as Vice President of Business Development since November 2008. From January 2001 to November 2008, Mr. Rees served as our Vice President, Sales and Marketing. He served as the Chairman and Chief Executive Officer of the Company's wholly owned subsidiary, Centile, Inc., from July 2001 until September 2003. Additionally, he served as Vice President, Sales and Business Development of Centile from March 2001 to July 2001. He served as Vice President, Sales of the Solutions Group of the Company from August 2000 until February 2001 and as Director, North American Sales of the Company from April 1999 to August 2000. He previously worked at Mitel Corporation as Sales Manager of the Western Region and also in sales management roles at GEC Plessey Inc. and Marconi PLC. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

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

Our future success depends on our ability to significantly increase revenues generated from our services. In turn, the success of our voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber of an existing broadband Internet service, usually provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth of our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP service has not yet been adopted by a majority of prospective business customers. According to a report filed by the FCC in January 2013, as of December 31, 2011, approximately 9.5% of access lines to businesses in the United States utilize interconnected VoIP services. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control. In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. We must devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions, in general, and our services in particular. Substantial, ongoing interaction with our customers in order to train and assist them with the deployment and use of our services over these networks is sometimes required. If any or all of these factors fail to occur, our business may be affected adversely.

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

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. In general, our customers may terminate their subscriptions for our services on 30 days notice. Even though our customer churn rates improved in fiscal 2013, we believe that more than 50% of our total customer churn is related to customers' financial condition and cannot be certain that we will continue to experience the same improvement in churn rates given current economic conditions. Additionally, the combination of our sales cycle coupled with challenging economic conditions could have a negative impact on the results of our operations.

We have a history of losses and are uncertain of our future profitability.

We recorded operating income of approximately $23.6 million for the fiscal year ended March 31, 2013 and ended the period with an accumulated deficit of $109 million. We recorded operating income of approximately $7.2 million and $6.2 million for the fiscal years ended March 31, 2012 and 2011, respectively. Although we have achieved operating income in each of our four most recent fiscal years, we suffered operating losses in each of the three prior fiscal years and may incur operating losses in the foreseeable future, which may be substantial. As we expand our geographic reach and service offerings, and further invest in R&D, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to maintain operating profitability on an annual basis or on a quarterly basis in the future.

Our business depends on continued, unimpeded access to the Internet by us and our users, but Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users.

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

Certain states take the position that offerings by VoIP companies, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has preempted states from regulating VoIP offerings like ours in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

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

Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity leased from our Internet bandwidth suppliers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions or delays in network service. Any failure on our part or the part of our third party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

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

We also rely on third party vendors for IP phones to utilize our service. We currently do not have long-term supply contracts with any of these vendors. As a result, most of these third party vendors are not obligated to provide products or services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third party vendors to deliver IP phones of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, some of our products may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

Our infringement of a third party's proprietary technology could disrupt our business.

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

We have recently been named as defendants in several patent infringement lawsuits. For example:

  On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants.
  On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants.

If we were found to be infringing on the intellectual property rights of any third party in these lawsuits or other claims and proceedings that may be asserted against us in the future, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows. More information regarding the two pending suits is provided below under Part I, Item 3. "LEGAL PROCEEDINGS."

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

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2013, we had been awarded 86 United States patents and have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents that effectively protect our intellectual property. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours. We have, in the past, licensed and, in the future, expect to continue licensing our technology to others, many of whom are located or may be located abroad. There are no assurances that such licensees will protect our technology from misappropriation. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are frequently modified or replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our ability to offer services outside the U.S. is subject to different local regulatory environments, which may be unknown, complicated and uncertain.

Regulatory treatment of VoIP telephony outside the United States varies from country to country and often the laws are unclear. In January 2013, we launched our Virtual Office services in Canada. We currently distribute our products and services directly to consumers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our customers and resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications provider in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on the use of our services in international locations.

As we expand our operations internationally, we expect to become subject to additional government regulations. Such regulations include, but are not limited to: licensing obligations, emergency services obligations, data retention and transfer laws and regulations, privacy laws and regulations, consumer protection, national security laws and regulations, law enforcement obligations, financial reporting, surcharge and other fees that must be collected and remitted as well as other laws and regulations. In some cases, the relevant laws may be uncertain or unsettled complicating our ability to comply and may subject us to fines, penalties or other enforcement actions. It is possible that we could be subject to civil and criminal liabilities that may damage our business reputation and brand. Moreover, any changes in laws, regulations or enforcement policies may expose us to unknown civil and criminal risks that could requires us to modify our offerings or expose us to fines, penalties or other enforcement actions, or compel us to require with onerous obligations that we either were not previously subject or did not foresee. We may be required to exit certain foreign markets should such changes make the provision of our service unprofitable, too costly, too risky or for other reasons that could adversely impact our profitability, or our ability to compete effectively with other service providers. Any of these occurrences could negatively impact our brand and our business reputation.

We will also become subject to risks associated with changes in the regulatory structure of the telecommunications services marketplace in international markets. As in the United States, we will continue to depend on underlying carriers to terminate our traffic to the PSTN in each country where we offer services. As countries evaluate and change intercarrier payment schemes, remove and impose new obligations, our costs to provide service may increase. This could require us either to reduce our profitability or raise the retail price of our service which may make our offerings less competitive with other providers in the marketplace. We may have to exit markets that we previously thought would be profitable which could negatively impact our business, and damage our brand and reputation.

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

Until 2007, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of California sales tax and financial contributions to the 9-1-1 system and the federal Universal Service Fund. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. Currently, three jurisdictions are conducting sales tax audits of our records. As of March 31, 2013, there has been no change in the status of the assessment. We collect and have accrued for taxes that we believe are required to be remitted. While historically, the amounts that have been remitted have been within established accruals if our ultimate liability exceeds the accrued amount, it could result in significant charges to our earnings.

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

The emergency calls of customers located in areas where we are currently unable to provide E-911 service as described above are supported by a national call center that is run by a third party provider and operates 24 hours per day, seven days per week. These operators still receive the customer's registered service location and phone number automatically, and coordinate connecting the caller to the appropriate PSAP or emergency services provider and providing the customer's registered service location and phone number to those local authorities, which can also delay the delivery of emergency services. In the event that a customer experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider using our services.

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

Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services. In July 2008, the President signed into law the "New and Emerging Technologies 911 Improvement Act of 2008." The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of the liability protections to our national call center solution is unclear at the present time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

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

Recently, the FCC clarified its intercarrier compensation order with respect to the compensation arrangements for the origination of VoIP traffic. Pursuant to the clarification order, local exchange carriers will be able to tariff default charges, which are charges imposed in the absence of commercial agreements between parties exchanging traffic bound for the PSTN, equal to intrastate originating access for originating intrastate toll VoIP traffic. The order makes clear that VoIP traffic includes traffic that originates or terminates in IP, or both, and also without regard to whether the traffic originates in time-division multiplexing or Internet protocol format. Local exchange carriers will have the ability to tariff default charges for the origination of intrastate toll VoIP traffic at intrastate rates until June 30, 2014. Starting July 1, 2014, local exchange carriers will be permitted to tariff default rates equal to interstate originating access. For all interstate VoIP traffic, interstate access rates continue to apply, consistent with the original order. At this time, we cannot predict what, if any, impact the FCC's clarification order will have on our business.

The FCC's Order reforming payments for carrier exchange services for various type of traffic also imposes call signaling requirements on VoIP providers like us. To the extent that we cannot comply with these rules, we may be subject to fines, cease and desist orders, or other penalties.

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

The FCC's Order reforming payments between carriers for various types of traffic includes a Further Notice of Proposed Rulemaking which may result in the FCC adopting additional rules applicable to the exchange of traffic between regulated providers of telecommunications services. While it is uncertain what rules, if any, the FCC will adopt and when the FCC may do so, it is possible that as a result of this proceeding the charges our underlying service providers assess us will increase when we send traffic to the PSTN. Should this occur, we may have to raise the retail rate of our offering, potentially making our services less competitive with traditional providers of telecommunications services, or our profit margins may decrease. The FCC proceeding is ongoing and we cannot predict whether the FCC will act or what rules it may adopt nor can we predict what impact it may have on our business at this time.

The FCC and Congress are investigating call completion rates to rural areas of the United States. One company made a voluntary contribution of approximately $1 million to the U.S. Treasury during the course of the FCC's investigation and agreed to implement a compliance plan. The investigations into rural call completion rates remain ongoing. We may become subject to an investigation or an enforcement action.

Although we rely on third party carriers to handle all of our traffic destined for the PSTN, including to rural areas, it is possible that the FCC could focus on our practices and procedures for routing such calls. We are monitoring call completion rates and we are working with our underlying carriers to improve call quality and completion rates throughout our network. It is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions should the FCC determine that our call completion rates to rural areas are, or have been, unacceptable.

The FCC has proposed a number of rules that would include new reporting obligations. At this time, it remains unclear what rules the FCC will adopt and whether we will be subject to additional reporting obligations. It is possible that as a result of this proceeding, our compliance costs will increase and the charges our underlying service providers assess us may increase. The FCC proceeding is still in its early stages and we cannot predict whether the FCC will act or what rules it may adopt, nor can we predict what impact it may have on our business at this time.

A petition filed by tw telecom inc. with the FCC seeks an Order that its provision of facilities-based interconnected VoIP services should be classified as "telecommunications services," "telephone exchange services," and/or "exchange access" under relevant federal law. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

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

The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act ("CALEA"). The FCC allows VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits companies like us to use the services provided by these third parties to comply with CALEA, we are ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy.

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

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide voice and video communications service and electronically billing our 8x8 customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by 8x8 subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our 8x8 transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our 8x8 services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

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

Natural disasters, war, terrorist attacks or malicious conduct could adversely impact our operations that could degrade or impede our ability to offer services.

As a provider of "cloud-based" services, our services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyberattacks. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Any of these events could have a material adverse impact on our business.

Vulnerabilities to security breaches, cyber intrusions and other malicious acts could adversely impact our business.

Critical to our provision of service is the storage, processing, and transmission of confidential and sensitive data. We store, process and transmit a wide variety of confidential and sensitive information including credit card, bank account and other financial information, proprietary, trade secret or other data that may be protected by intellectual property laws, customers' and employees' personally identifiable information, as well as other sensitive information. We, along with others in the industry, will be subject to cyber threats and security breaches, either by third parties or employees, given the nature of the information we store, process and transmit. Our continued ability to securely store, process and transmit data is essential to our business.

We are aware of the risks associated with cyber threats and we have implemented a number of measures to protect ourselves from cyber attacks. Specifically, we have redundant servers such that if we suffer equipment or software failures in one location or on one set of servers, we have the ability to provide continuity of service. We actively monitor our network for cyber threats and implement protective measures periodically. We conduct vulnerability assessments and penetration testing and engage in remedial action based on such assessments. Depending on the evolving nature of cyber threats and the measures we may have to implement to continue to maintain the security of our networks and data, our profitability may be adversely be impacted or we may have to increase the retail price of our services that may make our offerings less competitive with other communications providers.

But, like all other companies in the marketplace, there is no guarantee that we will not be adversely impacted by cyberattacks. If our employees or third parties obtain unauthorized access to our secure network, or if our network is penetrated, our service could be disrupted, sensitive information could be lost, stolen or disclosed that could have variety of negative impacts including legal liability in form of class action lawsuits, investigations by federal and state law enforcement agencies, could expose us to fines or penalties, and could harm our business reputation where any of these eventualities could have a material negative impact on our business.

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn (excluding cancellations within 30 days of sign-up), was 1.8% for the fiscal year ended March 31, 2013 compared with 2.0% for the fiscal year ended March 31, 2012. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

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
  the mix of products and services sold;
  the number of additional business customers, on a net basis;
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

As of March 31, 2013, we had cash and cash equivalents and investments of approximately $52.3 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital to pursue our strategic objectives. We may seek additional funding through public or private equity or debt financing. Recently, we filed a shelf registration statement with the SEC that was declared effective on April 5, 2013. This shelf registration statement allows us to sell up to an additional amount of approximately $250 million of our securities from time to time during the next three years. We might decide to raise additional capital at such times and upon such terms as management considers favorable and in our interests, including, but not limited to, from the sale of our debt and/or equity securities under our shelf registration statement, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us. Any such financings may be upon terms that are potentially dilutive to existing stockholders. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in San Jose, CA in a facility that is approximately 104,657 square feet of office space. We believe our new facilities will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 4 to the consolidated financial statements contained in Part II, Item 8 of this Report.

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

On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants.  On August 17, 2011, the suit against us was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure.  On August 17, 2011, we were sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. We believe we have factual and legal defenses to these claims and we are presenting a vigorous defense.  Further, on November 28, 2012, the U.S. Patent & Trademark Office ("USPTO") initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds, affecting each claim of the patent which is the basis for the complaint filed against the Company.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  There is a pending motion to stay the litigation based on the possibility that at least one of the rejections will be upheld.  We cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants.  The lawsuit alleges infringement of a patent that is now believed to be expired.  On November 1, 2011, Klausner dismissed the complaint voluntarily and filed new complaints separating the defendants, including a new Complaint against us.  We believe we have factual and legal defenses to these claims and we are presenting a vigorous defense, and we have filed several motions consistent therewith including a motion to transfer and a motion to dismiss the complaint as filed on February 23, 2012.  On March 21, 2013, Chief Judge Davis granted our Motion to Change Venue, and has thereby ordered that this case be transferred to the US District Court for the Northern District of California on or after April 4, 2013.  This case been transferred accordingly.  We have not answered the complaint.  We cannot estimate potential liability in this case at this early stage of litigation.

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

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 15, 2013, there were 257 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2013:
First quarter	$ 4.36	$ 3.80
Second quarter	$ 7.02	$ 4.14
Third quarter	$ 7.58	$ 5.62
Fourth quarter	$ 7.95	$ 6.00
Fiscal 2012:
First quarter	$ 4.97	$ 2.80
Second quarter	$ 5.44	$ 3.00
Third quarter	$ 4.67	$ 3.13
Fourth quarter	$ 4.73	$ 3.11

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2008 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

On August 1, 2012, we sold 53,899 shares of common stock at $3.315 per share, and 94,951 shares of common stock at $3.774 per share to employee participants in our Employee Stock Purchase Plan, or ESPP. On February 1, 2013, we sold 98,256 shares of common stock at $3.774 per share, and 54,197 shares of common stock at $4.65 per share to employee participants in our ESPP. None of the shares sold in the transactions on these two dates were registered. Our ESPP was created pursuant to section 423 of the Internal Revenue Code and allows our eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of a share of our common stock at the beginning of each two year offering period, or the end of a six month purchase period, whichever is lower. The employees are allowed to completely withdraw all of their payroll contributions prior to the applicable purchase date. Under our ESPP, the purchase dates are February 1 and August 1 of each calendar year.

ITEM 6. SELECTED FINANCIAL DATA
	Years Ended March 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Total revenues	$107,614	$85,803	$70,163	$63,396	$64,674
Net income (loss)	$13,939	$69,228	$6,494	$3,879	$(2,500)
Net income (loss) per share:
Basic	$0.20	$1.04	$0.10	$0.06	$(0.04)
Diluted	$0.19	$0.99	$0.10	$0.06	$(0.04)
Total assets	$152,611	$130,733	$26,584	$23,712	$21,856
Fair value of warrant liability	$-	$-	$-	$167	$21
Accumulated deficit	$(109,179)	$(123,118)	$(192,346)	$(198,840)	$(202,719)
Total stockholders' equity	$137,033	$118,450	$15,861	$13,300	$9,030

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were founded in 1987 and completed an initial public offering of common stock in 1997. We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as web-based conferencing and unified communications services. We offer the 8x8 Virtual Office hosted PBX service, 8x8 Virtual Contact Center service, the 8x8 Virtual Office Pro unified communications solution and 8x8 Cloud-Based Computing solutions. As of March 31, 2013, we had more than 32,500 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, contact center seats, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.). Since fiscal 2004, substantially all of our revenues have been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements in Part II, Item 8 of this Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We have identified the policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our consolidated financial statements. Although we believe our judgments and estimates are appropriate, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying 8x8 IP Telephone constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, we allocate 8x8 revenues, including activation fees, among the 8x8 IP telephones and subscriber services based on the fair value determined by their relative selling prices. Revenues allocated to these devices are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized when the related services are provided. We record revenue net of any sales-related taxes that are billed to our customers. We believe this approach results in consolidated financial statements that are more easily understood by investors. The cost of the products sold is recognized contemporaneously with the recognition of product revenue.

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

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2013, the accounts receivable balance was $3,880,000, net of an allowance for doubtful accounts of $480,000, including a reserve for disputed credits, and an estimated returns reserve of $152,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Income and Other Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax expense and to assess temporary differences resulting from book-tax accounting differences for items such as accrued vacation. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which include net operating loss and tax credit carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. During the fourth quarter of fiscal 2012, we reassessed the need for a valuation allowance against our net deferred tax asset and concluded that it was more likely than not that we would be able to realize a significant portion of our deferred tax assets. Accordingly, we released most of our valuation allowance related to our deferred tax asset which resulted in a credit to the income statement of approximately $62.1 million. We determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) our attainment of three consecutive years of net income, (2) the acquisition of Contactual in the second quarter of fiscal 2012, (3) the completion of the Section 382 ownership analysis under the Internal Revenue Code for Contactual in the fourth quarter of fiscal 2012. During the fourth quarter of fiscal 2013, we evaluated the need for a valuation allowance against our net deferred tax asset and concluded that an additional allowance was needed. Therefore, we increased our valuation allowance related to our state net operating loss and tax credit carryovers which resulted in a debit to the income statement of approximately $1.0 million. We determined that an increase in our valuation allowance was appropriate as a result of the change in the net income apportionment methodology in California. In making this determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of March 31, 2013, the net deferred tax asset on the consolidated balance sheet represented the projected tax benefit we expect to realize. We continue to maintain a valuation allowance against the remainder of our deferred tax assets that we believe we will not be able to utilize.

We have received inquiries, demands or audit requests from several state, municipal and 9-1-1 taxing agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We recorded no expense for the years ended March 31, 2013, 2012 and 2011 for estimated tax exposure for such assessments.

Stock-Based Compensation

We account for our employee stock options, stock purchase rights and restricted stock units granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, the 2012 Equity Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2013, 2012 and 2011, was measured based on ASC 718 criteria. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for actual and pro forma stock-based compensation we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2013, 2012 and 2011, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

Due to the adoption of ASC 718, some option exercises result in tax deductions in excess book deductions based on the option value at the time of grant. We recognize these windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. We use the "with and without" approach as described in ASC 740, in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax credits and alternative tax credits and as such, we recognize the full effect of these deductions in the consolidated income statement in the period in which the taxable event occurs.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Gross business customer additions (1)	2,808	2,617	2,915	2,943	2,892
Number of new services sold (1)(2)	50,728	44,391	42,920	41,146	39,221
Average number of subscribed services
per new business customer (3)	18.1	17.0	14.7	14.0	13.6
Business subscriber acquisition cost
per service (4)	$ 92	$ 98	$ 89	$ 97	$ 99

Total business customers (5)	32,535	31,473	30,498	29,913	28,671
Average number of subscribed services
per business customer (6)	11.5	11.2	10.6	10.1	9.8
Business customer average monthly
service revenue per customer (7)	$ 263	$ 260	$ 256	$ 250	$ 244

Business customer churn (less
cancellations within 30 days
of sign-up) (8)	1.7%	1.6%	2.4%	1.7%	2.0%
Business service revenue churn	1.5%	2.6%	1.0%	2.3%	1.6%

Overall service margin	80%	78%	76%	75%	76%
Overall product margin	-17%	-34%	-22%	-30%	-15%
Overall gross margin	71%	68%	68%	67%	68%

(1)	Does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").
(2)	Number of recurring revenue services sold to business customers during the period.
(3)	Number of new services sold divided by gross business customer additions.
(4)

The combined costs of advertising, marketing, promotions, sales commissions and equipment subsidies for new services sold during the period divided by the number of new services sold during the period.

(5)

Business customers are defined as customers paying for service. Customers that are currently in the 30-day trial period are considered to be customers that are paying for service. Customers subscribing to Virtual Office Solo or Zerigo services are not included as business customers.

(6)

The simple average number of subscribed services divided by the simple average number of business customers during the period. The simple average number of subscribed services is the number of subscribed services on the first day of the period plus the number of subscribed services on the last day of the period divided by two. The simple average number of business customers is the number of business customers on the first day of the period plus the number of business customers on the last day of the period divided by two.

(7)

Business customer average monthly service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

(8)

Business customer churn is calculated by dividing the number of business customers that terminated (after the expiration of the 30-day trial) by the simple average number of business customers and dividing the result by the number of months in the period. In the second quarter of fiscal 2013, an affiliate with 411 business customers representing approximately $9,000 of monthly service revenue cancelled service. Excluding these 411 cancellations, business customer churn (less cancellations within 30 days of sign-up) was 1.9%.

We believe it is useful to monitor these metrics together and not individually, as we do not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report.

We have minimal seasonality in our business but typically sales of new subscriptions in our fourth fiscal quarter are greater than any of the first three quarters of the fiscal year. We believe this occurs because the customers we target have a tendency to spend a greater portion of their annual capital budgets at the beginning of the calendar year rather than the last three quarters of the year.

REVENUE
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Service revenue	$98,212	$78,382	$64,998	$19,830	25.3%	$13,384	20.6%
Percentage of total revenue	91.3%	91.4%	92.6%

Service revenue consists primarily of revenues attributable to the provision of our 8x8 services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2013, compared with fiscal year 2012, was primarily attributable to an increase in 8x8 service revenues resulting from growth of our business service subscriber base. Our business service subscriber base grew from approximately 28,500 customers at the end of fiscal 2012 to approximately 32,500 customers on March 31, 2013. The increase was partially offset by a decrease in customers of our residential services. These changes were consistent with the redirection of our marketing efforts toward our business customer service. We expect the trends to continue in future periods.

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

	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Product revenue	$9,402	$7,421	$5,165	$1,981	26.7%	$2,256	43.7%
Percentage of total revenue	8.7%	8.6%	7.4%

Product revenue consists primarily of revenues from sales of IP telephones, primarily attributable to our 8x8 service.

The increase in fiscal year 2013 from fiscal year 2012 resulted from a $2.0 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

The increase in fiscal year 2012 from fiscal year 2011 resulted from a $2.3 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

No single customer represented more than 10% of our total revenues during fiscal 2013, 2012 or 2011.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2013	2012	2011
United States	$104,387	$83,841	$69,455
Other locations	3,227	1,962	708
	$107,614	$85,803	$70,163

COST OF REVENUE
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Cost of service revenue	$22,201	$18,065	$14,508	$4,136	22.9%	$3,557	24.5%
Percentage of service revenue	22.6%	23.0%	22.3%

Cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

The increase in cost of service revenue for fiscal 2013 from fiscal 2012 was primarily due to a $2.6 million increase in third party network service expenses, a $0.8 million increase in payroll and related expenses, a $0.7 million increase in depreciation expenses, a $0.4 million increase in amortization expense due to intangibles acquired in acquisitions, a $0.1 million increase in consultant and outside service expenses. The increase in cost of service revenues was partially offset by a $0.3 million reduction in license and fee expenses, a $0.1 million decrease in expensed computer equipment and furniture and fixtures and a $0.1 million reduction in other cost of service expenses.

The increase in the cost of service revenue for fiscal 2012 from fiscal 2011 was primarily due to a $1.2 million increase in third party network service expenses, a $1.1 million increase in payroll and related expenses, a $0.4 million increase in consultant and outside service expenses, a $0.4 million increase in amortization expense due to intangibles acquired in the acquisitions of Contactual, Inc. and Zerigo, Inc., a $0.3 million increase in depreciation expenses, a $0.2 million increase in expensed computer equipment and furniture and fixtures, and a $0.1 million increase in repair and maintenance expenses. The increase in cost of service revenues was partially offset by a $0.2 million reduction in license and fee expenses and a $0.1 million decrease in recruiting expenses.

	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Cost of product revenue	$11,801	$9,822	$8,115	$1,979	20.1%	$1,707	21.0%
Percentage of product revenue	125.5%	132.4%	157.1%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the product.

The increase in the cost of product revenue for fiscal 2013 from fiscal 2012 was primarily due to a $1.8 million increase in the shipment of equipment to our business customers, a $0.1 million increase in warranty expense, and a $0.1 million increase in freight costs.

The increase in the cost of product revenue for fiscal 2012 from fiscal 2011 was primarily due to a $1.8 million increase in the shipment of equipment to our business customers and a $0.1 million increase in freight costs. The increase in cost of product revenues was partially offset by a $0.2 million decrease in payroll and related expenses due to reduction in headcount.

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Research and development	$8,147	$6,745	$4,819	$1,402	20.8%	$1,926	40.0%
Percentage of total revenue	7.6%	7.9%	6.9%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. We expense research and development costs as they are incurred.

The increase in research and development expenses for fiscal 2013 from fiscal 2012 was primarily attributable to a $1.1 million increase in payroll and related expenses, a $0.1 million increase in recruiting expenses, and a $0.2 million increase in other research and development expenses.

The increase in research and development expenses for fiscal 2012 from fiscal 2011 was primarily attributable to a $1.5 million increase in payroll and related expenses, a $0.3 million increase in consulting and outside service expenses and a $0.1 million increase in other research and development expenses.

SALES AND MARKETING EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Sales and marketing	$46,244	$37,980	$31,744	$8,264	21.8%	$6,236	19.6%
Percentage of total revenue	43.0%	44.3%	45.2%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in sales and marketing expenses for fiscal 2013 from fiscal 2012 was primarily due to a $6.2 million increase in payroll and related expenses from an increase in our sales force, a $0.4 million increase in third party sales commissions, $0.3 million increase in sales promotion expenses, a $0.3 million increase in bad debt expense, a $0.2 million increase in amortization expense due to intangibles acquired in acquisitions, and a $0.9 million net increases in other sales and marketing expenses.

The increase in sales and marketing expenses for fiscal 2012 from fiscal 2011 was primarily due to a $4.3 million increase in payroll and related expenses due to an increase in our sales force, a $0.7 million increase in advertising expenses, a $0.5 million increase in sales promotion expenses, a $0.3 million increase in amortization of customer relationship intangible, a $0.2 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in travel and meal expenses, a $0.2 million increase in tradeshow expenses, a $0.1 million increase in public relation expenses, a $0.1 million increase in bad debt expense and a $0.1 million increase in credit card processing fees. This increase was partially offset by a $0.6 million reduction in legal expenses, as fiscal 2011 included a $0.6 million accrual related to the memorandum of understanding to settle a lawsuit against us in fiscal 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
General and administrative	$8,619	$6,012	$4,733	$2,607	43.4%	$1,279	27.0%
Percentage of total revenue	8.0%	7.0%	6.7%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

The increase in general and administrative expenses for fiscal 2013 from fiscal 2012 was primarily due to a $1.0 million increase in payroll and related expenses, a $0.9 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in sales and use tax expense, a $0.2 million increase in recruiting expense and a $0.3 million increase in other general and administrative expenses.

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

GAIN ON PATENT SALE
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Gain on patent sale	$(12,965)	$-	$-	$(12,965)	N/A	$-	N/A
Percentage of total revenue	-12.0%	0.0%	0.0%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents. We recognized a gain of slightly less than $12.0 million, net of transaction costs, in the first fiscal quarter of 2013 and approximately $1.0 million in the fourth fiscal quarter of 2013 due to the third party purchaser entering into a license agreement with its customer. The gain on patent sale has been recorded as a reduction of operating expenses in the consolidated statements of income.

INTEREST INCOME (LOSS) AND OTHER, NET
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Interest income (loss) and other, net	$105	$(305)	$138	$410	-134.4%	$(443)	-321.0%
Percentage of total revenue	0.1%	-0.4%	0.2%

This item primarily consisted of capital gains distribution and interest income in fiscal 2013 and 2011. Our interest income (loss) and other, net, primarily consists of an impairment charge to write down the strategic investment in Stonyfish, Inc. and interest and investment income earned on our cash, cash equivalents and investment balances in fiscal 2012.

The increase in other income (loss) and other, net for fiscal 2013 from fiscal 2012 consists primarily of an increase in capital gain distributions due on mutual funds and interest income earned.

The decrease in other income (loss) and other, net for fiscal 2012 from fiscal 2011 consists primarily of the impairment charge due to the write down of our strategic investment of $0.4 million offset by capital gain distributions earned on our mutual funds and interest income earned on our cash, cash equivalents and investment balances of $0.1 million.

INCOME ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Income on change in fair
value of warrant liability	$-	$-	$167	$-	N/A	$(167)	-100.0%
Percentage of total revenue	0.0%	0.0%	0.2%

In connection with the sale of shares of our common stock in fiscal 2005 and 2006, we issued warrants in three different equity financings. The income on change in fair value of the warrant liability in fiscal 2011 is due to the partial exercise and expiration of all remaining warrants in the third quarter of fiscal 2011.

PROVISION (BENEFIT) FOR INCOME TAXES
	Years Ended March 31,			Year-over-Year Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollar amounts in thousands)
Provision (benefit) for income taxes	$9,733	$(62,354)	$55	$72,087	-115.6%	$(62,409)	-113470.9%
Percentage of total revenue	9.0%	-72.7%	0.1%

We recorded an income tax provision of $9.7 million in fiscal year 2013 of which $8.7 million related to net income from operations, including the sale of patent under our patent purchase agreement, and $1.0 million due to an increase in our valuation allowance. During the fourth quarter of fiscal 2013, we evaluated the need for a valuation allowance against our net deferred tax asset and determined that an additional $1.0 million was needed for certain net operating loss carryovers that may expire before utilization. Therefore, we increased the valuation allowance related to the deferred tax asset which resulted in a debit to the consolidated income statement of approximately $1.0 million.

We recorded an income tax benefit of $62.4 million in fiscal 2012, primarily related to the release of $62.1 million of our valuation allowance in the fourth quarter of fiscal 2012 and the release of $0.4 million of our valuation allowance due to the acquisition of Zerigo in the first fiscal quarter of 2012 partially offset by $0.1 million of state income tax expense. During the fourth quarter of fiscal 2012, we evaluated the need for a valuation allowance against our net deferred tax assets and concluded that it was more likely than not that we would be able to realize our deferred tax assets with the exception of certain net operating loss and tax credit carryforwards. Accordingly, in the fourth quarter of fiscal 2012, we released a significant portion of our valuation allowance related to our net deferred tax assets. The effective tax rate for the fiscal year ended March 31, 2012 differed from the statutory federal income tax rate primarily because we utilized prior net operating losses and available tax credits when we had a valuation allowance against our deferred tax assets.  Therefore, our income tax provision consisted primarily of minimum and capital state income taxes and foreign income tax.

As of March 31, 2011, we provided a full valuation allowance related to our net deferred tax assets as we believed the objective and verifiable evidence of our historical pre-tax net losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets.

At March 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $149.3 million and $95.4 million, respectively, that expire at various dates beginning in 2014 and continuing through 2032. In addition, at March 31, 2013, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $2.4 million and $3.7 million, respectively. The federal credit carryforwards will begin expiring in 2021 continuing through 2033, while the California credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be limited in certain circumstances.

At March 31, 2013 and 2012, we had net deferred tax assets before valuation allowances of approximately $55.6 million and $63.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $52.3 million of cash and cash equivalents and investments. By comparison, at March 31, 2012, we had $24.4 million in cash and cash equivalents. We currently have no borrowing arrangements. We believe we have sufficient liquidity to fund operations for the foreseeable future. In addition, we have a shelf registration statement that would allow us to raise up to $250 million from the sale of new securities of ours. Please refer to Part I, Item 1A, Risk Factors "We may need to raise additional capital to support our future operations."

2013 to 2012

Net cash provided by operating activities for fiscal 2013 was $31.8 million, compared with $9.2 million provided by operating activities for fiscal 2012. The increase in cash provided by operating activities was primarily due to the sale of patent under our patent purchase agreement ($13.0 million) and use of our deferred tax assets to reduce our cash taxes due ($9.3 million). Cash provided by operating activities has historically been affected by:

  the amount of net income;
  sales of subscriptions;
  changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals;
  add-backs of non-cash expense items such as depreciation and amortization; and
  the expense associated with stock-based awards.

Net cash used in investing activities was $5.9 million in fiscal 2013, compared with $3.0 million used in investing activities in fiscal 2012. The increase in cash used in investing activities during fiscal 2013 is primarily related to the purchase of additional equipment and leasehold improvements related to our new facility ($3.4 million) offset by a reduction in cash used to purchase businesses in fiscal 2012 ($0.7 million).

Net cash provided by financing activities was $2.0 million in fiscal 2013, compared with net cash used of $0.3 million in financing activities in fiscal 2012. Our financing activities for fiscal 2013 provided cash of $2.5 million due to issuance of common stock under our employee stock purchase plan and the issuance of shares related to the exercise of options. The cash provided by financing activities in fiscal 2013 was partially offset by $0.5 million due to repurchase of restricted shares and payment of capital leases.

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

Net cash used in financing activities was $0.3 million in fiscal 2012, compared with $4.8 million used in financing activities in fiscal 2011. Our financing activities for fiscal 2012 used cash of $2.6 million for the repurchase of shares of common stock under our share repurchase plan, $0.4 million for the buyout of stock options under the existing provisions of our 1996 Stock Plan and 1999 Nonstatutory Stock Option Plan and $0.3 million for capital lease payments. The use of cash in financing activities in fiscal 2012 was partially offset by $3.0 million in cash provided by the issuance of common stock under our employee stock option plans and employee stock purchase plan, as well as the issuance of restricted shares.

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2013 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2014	2015	2016	2017	2018	Total
Capital leases	$22	$21	$7	$-	$-	$50
Office leases	1,578	1,625	1,674	1,724	4,698	11,299
Purchase obligations
Third party customer support provider	2,158	-	-	-	-	2,158
Third party network service providers	2,091	1,579	52	-	-	3,722
Open purchase orders	48	-	-	-	-	48
	$5,897	$3,225	$1,733	$1,724	$4,698	$17,277

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At March 31, 2013, the total remaining obligation under the contract was $2.2 million.

We entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2014 through 2016. At March 31, 2013, the total remaining obligations under these contracts were $3.7 million.

At March 31, 2013, we had open purchase orders of $48,000, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

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

During the years ended March 31, 2013 and 2012, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders 8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company), as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2013. We also have audited the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report on internal control over financial reporting, appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc., as of March, 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
May 28, 2013

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$50,305	$22,426
Short-term investments	1,964	1,942
Accounts receivable, net	3,880	2,279
Inventory	511	581
Deferred cost of goods sold	182	122
Deferred tax asset	6,096	7,730
Other current assets	732	806
Total current assets	63,670	35,886
Property and equipment, net	6,673	3,820
Intangible assets, net	10,194	11,622
Goodwill	25,150	25,150
Non-current deferred tax asset	46,352	53,977
Other assets	572	278
Total assets	$152,611	$130,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,644	$5,476
Accrued compensation	3,629	3,105
Accrued warranty	452	387
Accrued taxes	1,912	1,472
Deferred revenue	1,236	891
Other accrued liabilities	862	884
Total current liabilities	13,735	12,215

Non-current liabilities	1,843	68

Total liabilities	15,578	12,283

Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2013 and 2012	-	-
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 72,108,980 shares and 70,679,493 shares
at March 31, 2013 and 2012, respectively	72	71
Additional paid-in capital	246,176	241,555
Accumulated other comprehensive loss	(36)	(58)
Accumulated deficit	(109,179)	(123,118)
Total stockholders' equity	137,033	118,450
Total liabilities and stockholders' equity	$152,611	$130,733

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2013	2012	2011
Service revenue	$98,212	$78,382	$64,998
Product revenue	9,402	7,421	5,165
Total revenue	107,614	85,803	70,163

Operating expenses:
Cost of service revenue	22,201	18,065	14,508
Cost of product revenue	11,801	9,822	8,115
Research and development	8,147	6,745	4,819
Sales and marketing	46,244	37,980	31,744
General and administrative	8,619	6,012	4,733
Gain on patent sale	(12,965)	-	-
Total operating expenses	84,047	78,624	63,919
Income from operations	23,567	7,179	6,244
Other income (loss), net	105	(305)	138
Income on change in fair value of warrant liability	-	-	167
Income before provision (benefit) for income taxes	23,672	6,874	6,549
Provision (benefit) for income taxes	9,733	(62,354)	55
Net income	$13,939	$69,228	$6,494

Net income per share:
Basic	$0.20	$1.04	$0.10
Diluted	$0.19	$0.99	$0.10

Weighted average number of shares:
Basic	71,390	66,413	63,087
Diluted	74,700	70,149	65,873

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS

	Years Ended March 31,
	2013	2012	2011
Net income	$13,939	$69,228	$6,494
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	22	15	(73)
Comprehensive income	$13,961	$69,243	$6,421

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2010	63,172,536	$63	$212,077	$-	$(198,840)	$13,300
Issuance of common stock under
stock plans	1,869,546	2	2,272	-	-	2,274
Issuance of common stock on
exercise of warrant	293,281	-	880	-	-	880
Issuance of common stock for
acquisition of Central Host, Inc.	432,276	-	600	-	-	600
Issuance of restricted common stock	200,000	-	278	-	-	278
Repurchase of common stock	(3,588,609)	(3)	(7,808)	-	-	(7,811)
Buyback of employee stock options	-	-	(539)	-	-	(539)
Stock compensation charge	-	-	458	-	-	458
Unrealized investment loss	-	-	-	(73)	-	(73)
Net income	-	-	-	-	6,494	6,494
Balance at March 31, 2011	62,379,030	62	208,218	(73)	(192,346)	15,861
Issuance of common stock under
stock plans	2,261,724	2	3,050	-	-	3,052
Issuance of common stock for
acquisition of businesses, net
of issuance costs	6,692,569	7	31,565	-	-	31,572
Repurchase of common stock	(653,830)	-	(2,400)	-	-	(2,400)
Buyback of employee stock options
and stock purchase rights	-	-	(384)	-	-	(384)
Stock compensation charge	-	-	1,506	-	-	1,506
Unrealized investment gain	-	-	-	15	-	15
Net income	-	-	-	-	69,228	69,228
Balance at March 31, 2012	70,679,493	71	241,555	(58)	(123,118)	118,450
Issuance of common stock under
stock plans	1,503,238	1	2,400	-	-	2,401
Cost of issuance of common stock	-	-	(43)	-	-	(43)
Repurchase of common stock	(73,751)	-	(419)	-	-	(419)
Stock compensation charge	-	-	2,634	-	-	2,634
Income tax benefit from stock-
based compensation	-	-	49	-	-	49
Unrealized investment gain	-	-	-	22	-	22
Net income	-	-	-	-	13,939	13,939
Balance at March 31, 2013	72,108,980	$72	$246,176	$(36)	$(109,179)	$137,033

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$13,939	$69,228	$6,494
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,523	1,535	1,235
Amortization	1,428	788	94
Stock-based compensation expense	2,634	1,506	458
Tax benefit from stock-based compensation	(49)	-	-
Change in fair value of warrant liability	-	-	(167)
Deferred income tax expense (benefit)	9,308	(62,422)	-
Other	616	561	84
Changes in assets and liabilities:
Accounts receivable	(2,171)	(1,059)	(358)
Inventory	27	1,535	29
Other current and noncurrent assets	(30)	489	75
Deferred cost of goods sold	(60)	1	(16)
Accounts payable	410	(1,214)	916
Accrued compensation	524	128	278
Accrued warranty	65	25	31
Accrued taxes	440	(356)	24
Deferred revenue	345	(197)	(475)
Other current and noncurrent liabilities	1,839	(1,337)	(113)
Net cash provided by operating activities	31,788	9,211	8,589

Cash flows from investing activities:
Acquisitions of property and equipment	(5,678)	(2,300)	(2,057)
Cost of capitalized software	(190)	-	-
Restricted cash decrease	-	28	-
Purchase of investments	-	-	(2,000)
Purchase of strategic investment	-	-	(315)
Acquisition of businesses, net of cash acquired	-	(713)	(998)
Proceeds from the sale of property and equipment	-	-	6
Net cash used in investing activities	(5,868)	(2,985)	(5,364)

Cash flows from financing activities:
Capital lease payments	(86)	(275)	(38)
Repurchase of common stock	(419)	(2,550)	(7,662)
Buyback of employee stock options and stock purchase rights	-	(384)	(539)
Proceeds from exercise of warrants	-	-	880
Tax benefit from stock-based compensation	49	-	-
Proceeds from (cost of) issuance of common stock, net	(43)	(60)	278
Proceeds from issuance of common stock under employee stock plans	2,458	2,995	2,274
Net cash provided by (used in) financing activities	1,959	(274)	(4,807)
Net increase (decrease) in cash and cash equivalents	27,879	5,952	(1,582)
Cash and cash equivalents, beginning of year	22,426	16,474	18,056
Cash and cash equivalents, end of year	$50,305	$22,426	$16,474

Supplemental and non-cash disclosures:
Issuance of common stock in connection with acquisitions of businesses	$-	$31,358	$600
Fair value of options assumed in connection with acquisitions of businesses	-	274	-
Acquisition of property and equipment, net in connection with
acquisitions of businesses	-	364	80
Acquisition of capital lease in connection with acquisitions of businesses	-	317	-
Transfer of net assets in purchase of strategic investment	-	-	41
Assets acquired under capital lease	-	45	-
Interest paid	8	5	10
Income taxes paid	415	94	6

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

The Company offers the 8x8 Virtual Office hosted PBX service, 8x8 Virtual Contact Center service, 8x8 Virtual Office Pro unified communications solution and 8x8 Cloud-Based Computing solutions. Between November 2002 and April 2009, the Company marketed its services under the Packet8 brand. In May 2009, the Company began marketing its services under the 8x8 brand. As of March 31, 2013, the Company had more than 32,500 business customers. Each business customer subscribes to a number of various lines and services (e.g. physical phone extensions, contact center seats, virtual extensions, fax lines, toll free numbers, receptionist software, unified communications services, etc.).

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ended March 31, 2013).

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the 8x8 service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of ASC 605-25, the Company allocates 8x8 revenues, including activation fees, between the 8x8 IP telephones and subscriber services based on the fair value determined by their relative selling prices. Revenues allocated to these devices are recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. All other revenues are recognized as license and service revenues when the related services are provided. The Company records revenue net of any sales-related taxes that are billed to its customers. The Company believes this approach results in financial statements that are more easily understood by users.

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

License and related revenue

During fiscal 2013, 2012 and 2011, revenues from software and technology licensing and related arrangements were limited. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties surrounding product acceptance exist, fees from the agreement are fixed or determinable, and collection is probable. The Company uses the relative selling price method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the relative selling price of all undelivered elements exists. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable's selling price. If evidence of the relative selling price of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. The Company recognizes royalties upon notification of sale by its licensees. Revenue from consulting, training, and development services is recognized as the services are performed.

DEFERRED COST OF GOODS SOLD

Deferred cost of goods sold represents the cost of products sold for which the end customer or distributor has a right of return. The cost of the products sold is recognized contemporaneously with the recognition of revenue, when the subscriber has accepted the service.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Management determines the appropriate categorization of its investments at the time of purchase and reevaluates the classification at each reporting date. The cost of the Company's investments is determined based upon specific identification.

The Company's investments are comprised of money market and mutual funds. At March 31, 2013 and 2012, all investments were classified as available-for-sale and reported at fair value, based upon quoted market prices, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the consolidated statements of operations and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Available-for-sale investments are presented as short-term investments in the balance sheet and were (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Costs	Loss	Fair Value
As of March 31, 2013
Mutual Funds	$2,000	$(36)	$1,964
Total available-for-sale investments	$2,000	$(36)	$1,964

Included in (in thousands):
Short-term investments			1,964
Total			$1,964

		Gross
	Amortized	Unrealized	Estimated
	Costs	Loss	Fair Value
As of March 31, 2012
Mutual Funds	$2,000	$(58)	$1,942
Total available-for-sale investments	$2,000	$(58)	$1,942

Included in (in thousands):
Short-term investments			1,942
Total			$1,942

ACCOUNTS RECEIVABLE ALLOWANCE

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers.  Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The allowance for doubtful accounts was $328,000 and $140,000 at March 31, 2013 and 2012, respectively.

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

	March 31,
	2013	2012
	(in thousands)
Work-in-process	$23	$55
Finished goods	488	526
	$511	$581

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

	March 31,
	2013	2012
	(in thousands)
Machinery and computer equipment	$9,097	$8,211
Furniture and fixtures	447	252
Licensed software	2,136	1,992
Construction in process	-	90
Leasehold improvements	3,343	263
	15,023	10,808
Less: accumulated depreciation and amortization	(8,350)	(6,988)
	$6,673	$3,820

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the income from operations.

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

Amortization expense for the customer relationship intangible asset is included in selling, general and administrative expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	March 31, 2013			March 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(1,256)	$6,986	$8,242	$(432)	$7,810
Customer relationships	3,305	(1,054)	2,251	3,305	(450)	2,855
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$12,504	$(2,310)	$10,194	$12,504	$(882)	$11,622

At March 31, 2013, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2014	$1,334
2015	1,325
2016	1,325
2017	1,318
2018	1,070
Thereafter	2,865
Total	$9,237

WARRANTY EXPENSE

The Company accrues for estimated product warranty cost upon revenue recognition. Accruals for product warranties are calculated based on the Company's historical warranty experience adjusted for any specific requirements.

WARRANT LIABILITY

The Company accounts for issued warrants in accordance with ASC 480-10 which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. The Company previously had two outstanding warrants that were classified as liabilities. Both of these warrants expired on December 19, 2010.

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

The Company accounts for software to be sold or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed ("ASC 985-20") which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material.

At March 31, 2013, the Company capitalized $0.2 million of software development costs in accordance with ASC 985-20. At March 31, 2013, there were no accumulated amortization costs related to capitalized software. Prior to March 31, 2012, costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, all software development costs for software to be sold or otherwise marketed incurred prior to March 31, 2012 have been expensed as incurred.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software ("ASC 350-40"), which requires capitalization of certain software development costs incurred during the application development stage. No such costs were capitalized during the periods presented.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $6.5 million, $6.6 million and $5.9 million for the years ended March 31, 2013, 2012 and 2011, respectively.

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

The Company sells its products to business customers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For the years ended March 31, 2013 and 2012, the Company wrote-off accounts receivables for approximately $0.5 million and $0.2 million, respectively. For the year ended March 31, 2011, the Company experienced minimal write-offs for bad debts and doubtful accounts. At March 31, 2013 and 2012, no customer accounted for more than 10% of accounts receivable.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company's investments are carried at fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock options, stock purchase rights and restricted stock units granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, 2012 Equity Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

To value option grants and stock purchase rights under the Equity Compensation Plans for stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2013, 2012 and 2011, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2013, 2012 and 2011, was measured based on ASC 718 criteria. Compensation expense for all share-based payment awards are recognized using the straight- line single-option method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2013	2012	2011
Cost of service revenue	$211	$129	$50
Cost of product revenue	-	-	-
Research and development	428	260	111
Sales and marketing	1,363	859	192
General and administrative	632	258	105
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	2,634	1,506	458
Tax benefit	-	-	-
Stock based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$2,634	$1,506	$458

COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income and comprehensive income is due to unrealized gains or losses on investments classified as available-for-sale. Comprehensive income is reflected in the consolidated statements of comprehensive income.

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

	Years Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)

Numerator:
Net income available to common stockholders	$13,939	$69,228	$6,494

Denominator:
Common shares	71,390	66,413	63,087

Denominator for basic calculation	71,390	66,413	63,087
Employee stock options	2,958	3,327	2,564
Employee restricted purchase rights	352	409	222
Denominator for diluted calculation	74,700	70,149	65,873

Net income per share
Basic	$0.20	$1.04	$0.10
Diluted	$0.19	$0.99	$0.10

The following shares attributable to outstanding stock options, restricted purchase rights and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Years Ended March 31,
	2013	2012	2011
Common stock options	953	435	1,093
Stock purchase rights	16	73	33
	969	508	1,126

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Under ASU 2013-02, the guidance requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. ASU 2013-02 is effective for all entities that issue financial statements presented in conformity with U.S. GAAP and that report items of other comprehensive income prospectively for reporting periods beginning after December 15, 2012. The Company does not believe that the adoption of ASU 2013-02 will have a material impact on the Company's consolidated results of operation and financial condition.

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

In the second quarter of fiscal 2013, the Company received a $1.7 million allowance for reimbursement for the cost of tenant improvements that the Company included in cash flows from operating activities. At March 31, 2013, total deferred rent included in other accrued liabilities and non-current liabilities was $0.2 million and $1.8 million, respectively. At March 31, 2012, total deferred rent included in other accrued liabilities and non-current liabilities was less than $0.1 million and $0, respectively.

2. INCOME TAXES

For the years ended March 31, 2013, 2012 and 2011, the Company recorded a provision (benefit) for income taxes of $9,733,000, ($62,354,000) and $55,000, respectively. The provision for the year ended March 31, 2013 was attributable to federal and state current and deferred taxes.  For the year ended March 31, 2012, the Company recorded a benefit for income taxes of $62.4 million which was primarily attributable to the release of a significant portion of the valuation allowance related to the Company's deferred tax assets.  The provision for the year ended March 31, 2011 was attributable to foreign and state current tax. The components of the consolidated provision for income taxes for fiscal 2013, 2012 and 2011 consisted of the following (in thousands):

	March 31,
Current:	2013	2012	2011
Federal	$-	$-	$-
State	473	76	53
Foreign	-	(8)	2
	473	68	55

Deferred
Federal	$7,465	$(56,665)	$-
State	1,795	(5,757)	-
Foreign	-	-	-
Total deferred tax provision (benefit)	9,260	(62,422)	-
Income tax provision (benefit)	$9,733	$(62,354)	$55

The Company's income before income taxes included $0, $0 and $3,000 of foreign subsidiary income for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
Current deferred tax assets	2013	2012
Net operating loss carryforwards	$4,795	$6,518
Inventory valuation	18	45
Reserves and allowances	2,182	1,167
Net current deferred tax assets	6,995	7,730

Net operating loss carryforwards	48,002	54,783
Research and development and other credit carryforwards	3,026	2,436
Fixed assets and intangibles	(2,468)	(1,172)
Net non-current deferred tax assets	48,560	56,047
Valuation allowance	(3,107)	(2,070)
Total	$52,448	$61,707

As of March 31, 2013 and 2012, management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. At March 31, 2012, management determined that it was more likely than not that the deferred tax assets would be realized with respect to most federal and state deferred tax assets, except for certain net operating loss and tax credit carryforwards. As a result a tax benefit of approximately $62.1 million was recorded. At March 31, 2013, management evaluated the need for a valuation allowance and determined that that an additional valuation allowance of approximately $1.0 million was needed. The net change in the valuation allowance for the years ended March 31, 2013 and 2012 was an increase of $1.0 million and a decrease of $65.0 million, respectively.

The Company's state income taxes payable have been reduced by the tax benefits associated with employee stock option transactions. These benefits, credited directly to stockholders' equity, amounted to $49,000 for the year ended March 31, 2013 and $0 for the year ended March 31, 2012.

At March 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $149.3 million and $95.4 million, respectively, which expire at various dates beginning in 2014 and continuing through 2032. The net operating loss carryforwards include approximately $6.7 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2013, the Company had research and development credit carryforwards for federal and state tax reporting purposes of approximately $2.4 million and $3.7 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2021 and continuing through 2033, while the California credits will carry forward indefinitely. A reconciliation of the tax provision to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2013	2012	2011
Tax provision at statutory rate	$8,048	$2,337	$2,226
State income taxes before valuation allowance,
net of federal effect	846	408	372
Research and development credits	(385)	(211)	(128)
Change in valuation allowance	1,038	(65,042)	(2,147)
Loss from change in fair value of warrant liability	-	-	(57)
Compensation/option differences	(207)	(87)	(291)
Non-deductible compensation	403	220	75
Other	(10)	21	5
	$9,733	$(62,354)	$55

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

	Unrecognized Tax Benefits
	2013	2012	2011
Balance at beginning of year	$2,483	$1,726	$1,743
Gross increases - tax position in prior period	73	111	-
Gross decreases - tax position in prior period	-	-	(157)
Gross increases - tax positions related to the current year	468	646	140
Settlements	-	-	-
Lapse of statue of limitations	-	-	-
Balance at end of year	$3,024	$2,483	$1,726

At March 31, 2013, the company had a liability for unrecognized tax benefits of $3.0 million, all of which, if recognized, would affect the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1995 through fiscal 2013 tax years generally remain subject to examination by federal and most state tax authorities.

The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2013, 2012 and 2011, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. Management currently believes that the Section 382 limitation will not limit utilization of the carryforwards prior to their expiration, with the exception of certain acquired loss and tax credit carryforwards of Contactual, Inc.

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

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and 2012 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,376	$-	$-	$14,376

Short-term investments:
Mutual funds	1,964	-	-	1,964

Total	$16,340	$-	$-	$16,340

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Cash equivalents:
Money market funds	$14,366	$-	$-	$14,366

Short-term investments:
Mutual funds	1,942	-	-	1,942

Total	$16,308	$-	$-	$16,308

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of income were as follows (in thousands):

	Years Ended March 31,
	2013	2012	2011
Balance at beginning of year	$387	$362	$331
Accruals for warranties	611	496	446
Payments	(546)	(471)	(415)
Balance at end of year	$452	$387	$362

Leases

The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

At March 31, 2013, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending March 31,
2014	$1,578
2015	1,625
2016	1,674
2017	1,724
2018 and Thereafter	4,698
Total	$11,299

Rent expense for the years ended March 31, 2013, 2012 and 2011 was $1,195,000, $746,000 and $608,000, respectively.

Capital Leases

The Company has non-cancelable capital lease agreements for office equipment bearing interest at various rates. At March 31, 2013, future minimum annual lease payments under noncancelable capital leases were as follows (in thousands):

Year ending March 31:
2014	$22
2015	21
2016	7
Total minimum payments	50
Less: Amount representing interest	(6)
44
Less: Short-term portion of capital lease obligations	(18)
Long-term portion of capital lease obligations	$26

Capital leases included in office equipment were $110,000 and $139,000 at March 31, 2013 and 2012, respectively. Total accumulated amortization was $69,000 and $46,000 at March 31, 2013 and 2012, respectively. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000 effective April 1, 2010. The agreement requires a 150-day notice to terminate. At March 31, 2013, the total remaining obligation under the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2014 through 2016. At March 31, 2013, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2014	$2,091
2015	1,579
2016	52
Total minimum payments	$3,722

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

On February 22, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants.  On August 17, 2011, the Company was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure.  On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense.  Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds, affecting each claim of the patent which is the basis for the complaint filed against the Company.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.

There is a pending motion to stay the litigation based on the possibility that at least one of the rejections will be upheld.  The Company cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants.  The lawsuit alleges infringement of a patent that is now believed to be expired.  On November 1, 2011, Klausner dismissed the Complaint voluntarily and filed new complaints separating the defendants, including a new Complaint against 8x8.  The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense, and has filed several motions consistent therewith including a motion to transfer and a motion to dismiss the complaint as filed on February 23, 2012.  On March 21, 2013, Chief Judge Davis granted 8x8's Motion to Change Venue, and has thereby ordered that this case be transferred to the US District Court for the Northern District of California on or after April 4, 2013.  This case been transferred accordingly.  The Company has not answered the complaint.  The Company cannot estimate potential liability in this case at this early stage of litigation.

State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of taxes. Four states currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company.

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

5. STOCKHOLDERS' EQUITY

1996 Stock Plan

In June 1996, the Company's board of directors adopted the 1996 Stock Plan ("1996 Plan"). A total of 12,035,967 shares were reserved for issuance under the 1996 Plan prior to its expiration in June 2006. The 1996 Plan provided for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted could not be less than the determined fair market value at the date of grant. Options generally vested over four years and had a ten-year term.

1996 Director Option Plan

The Company's 1996 Director Option Plan ("Director Plan") was adopted in June 1996 and became effective in July 1997. A total of 1,650,000 shares of common stock were reserved for issuance under the Director Plan prior to its expiration in June 2006. The Director Plan provided for both discretionary and periodic grants of nonstatutory stock options to non-employee directors of the Company (the "Outside Directors"). The exercise price per share of all options granted under the Director Plan was equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vested over a period of four years. Options granted to Outside Directors under the Director Plan had a ten year term, or shorter upon termination of an Outside Director's status as a director.

1999 Nonstatutory Stock Option Plan

In fiscal 2000, the Company's board of directors approved the 1999 Nonstatutory Stock Option Plan ("1999 Plan") with 600,000 shares initially reserved for issuance thereunder. In fiscal 2001, the number of shares reserved for issuance was increased to 3,600,000 shares by the Company's board of directors. Under the terms of the 1999 Plan, options could not be issued to either officers or directors of the Company unless granted to an officer in connection with the officer's initial employment by the Company. Options generally vested over four years and expire ten years after grant. The 1999 Plan was not approved by the stockholders of the Company. In May 2006, the Company's board of directors cancelled the 1999 Plan, and no new grants may be made from the 1999 Plan. There were no outstanding options under this plan at March 31, 2013.

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

2012 Equity Incentive Plan

In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, and the 2012 Plan became effective in August 2012.  The Company reserved 4,100,000 shares of the Company's common stock for issuance under this plan.  The 2012 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock and restricted stock units generally vest over four years and expire ten years after grant. The 2012 Plan expires in June 2022.

Option, Stock Purchase Right and Restricted Stock Unit Activity

Stock Purchase Right activity since March 31, 2010 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2010	353,720	$0.71	3.26
Granted	836,432	1.72
Vested	(175,269)	0.96
Forfeited	(128,438)	1.46
Balance at March 31, 2011	886,445	1.51	3.00
Granted	563,100	3.64
Vested	(326,683)	1.55
Forfeited	(156,462)	2.99
Balance at March 31, 2012	966,400	2.50	2.61
Granted	443,436	5.75
Vested	(367,017)	2.14
Forfeited	(84,244)	2.89
Balance at March 31, 2013	958,575	$4.11	2.52

Restricted Stock Unit activity since June 22, 2012 is summarized as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Purchase Price	Term (in Years)
Balance at June 22, 2012	-	$-
Granted	25,000	-
Vested	-	-
Forfeited	-	-
Balance at March 31, 2013	25,000	$-	2.47

Option activity under the Company's stock option plans since March 31, 2010, is summarized as follows:

..			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2010	2,869,411	9,267,403	$1.90
Granted - Options	(502,000)	502,000	2.69
Stock purchase rights	(836,432)	-	1.72
Exercised	-	(1,204,776)	1.48
Canceled/Forfeited	1,595,431	(1,595,431)	3.92
Termination of plans	(1,572,431)	-
Balance at March 31, 2011	1,553,979	6,969,196	1.56
Granted - Options (2)	(685,500)	857,474	4.05
Stock purchase rights (1)	(563,100)	-	3.64
Exercised	-	(1,645,308)	1.35
Canceled/Forfeited	147,027	(147,027)	2.07
Termination of plans	(76,860)	-
Balance at March 31, 2012	375,546	6,034,335	1.90
Change in options available for grant	4,100,000	-	-
Granted - Options	(932,000)	932,000	5.80
Stock purchase rights	(443,436)	-	5.75
Restricted Stock Units	(25,000)	-	-
Exercised	-	(835,246)	1.49
Canceled/Forfeited - Options	139,545	(139,545)	4.00
Canceled/Forfeited - Restricted Stock Units	4,000	-	-
Termination of plans	(43,394)	-
Balance at March 31, 2013	3,175,261	5,991,544	$2.52

(1) The reduction to shares available for grant includes awards granted of 563,100 shares.
(2) The increase to shares subject to options outstanding includes 171,974 shares subject to options assumed under the 2003 Contactual Plan.

Significant option groups outstanding at March 31, 2013 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.26	1,766,500	$1.04	4.7	$10,265,945	1,766,500	$1.04	$10,265,945
$ 1.27 to $ 1.72	1,475,904	$1.53	2.3	7,854,890	1,475,904	$1.53	7,854,890
$ 1.73 to $ 3.35	1,312,347	$2.57	5.3	5,623,096	947,413	$2.48	4,141,566
$ 3.36 to $ 5.87	1,394,793	$5.30	8.6	2,166,680	343,177	$4.99	637,058
$ 5.88 to $ 5.89	42,000	$5.89	9.6	40,320	4,375	$5.89	4,200
	5,991,544			$25,950,931	4,537,369		$22,903,659

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2013 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2013.

The total intrinsic value of options exercised in the years ended March 31, 2013, 2012 and 2011 was $3.3 million, $4.6 million and $1.4 million, respectively. As of March 31, 2013, there was $7.4 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.91 years.

Cash received from option exercises and purchases of shares under the Purchase Plans for the years ended March 31, 2013, 2012 and 2011 were $2.4 million, $3.1 million and $2.3 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2013 was $49,000.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Employee Stock Purchase Plan in 2003 and reactivated the Employee Stock Purchase Plan in fiscal 2005. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2013, 2012 and 2011, 301,303, 358,166 and 489,501 shares, respectively, were issued under the Employee Stock Purchase Plan. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until 2017.

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

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2013	2012	2011
Expected volatility	70%	72%	69%
Expected dividend yield	-	-	-
Risk-free interest rate	0.5% to 0.8%	0.3% to 1.2%	1.2% to 2.0%
Weighted average expected option term	5.3 years	4.8 years	4.3 years
Weighted average fair value of options granted	$3.32	$2.30	$1.45

The estimated fair value of stock purchase rights granted under the Purchase Plans were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2013	2012	2011
Expected volatility	40%	73%	61%
Expected dividend yield	-	-	-
Risk-free interest rate	0.14%	0.10%	0.23%
Weighted average expected rights term	0.75 years	0.75 years	0.75 years
Weighted average fair value of rights granted	$1.78	$1.67	$0.79

STOCK REPURCHASES

On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase an additional $10.0 million of its common stock from time to time until October 19, 2011. The stock repurchase plan expired on October 19, 2011. The stock repurchase activity since March 31, 2010 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2010	282,376	$0.75	$211,741
Repurchase of common stock	3,588,609	2.30	7,810,949
Balance at March 31, 2011	3,870,985	2.26	8,022,690
Repurchase of common stock	301,800	2.95	888,964
Balance at March 31, 2012	4,172,785	2.23	8,911,654
Repurchase of common stock	-	-	-
Balance at March 31, 2013	4,172,785	$2.23	$8,911,654

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to consolidated stockholders' equity during the period of repurchase.

In fiscal 2012, the Company also repurchased in two transactions at current market prices 352,030 shares with a total repurchase price of $1.5 million from former and current members of the board of directors outside of the stock repurchase plan.

In fiscal 2013, the Company also withheld 73,751 shares related to net share settlement of restricted stock awards with a total price of $0.4 million.

6. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. In January 2007, the Company reactivated the employer matching contribution. The matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The matching expense in 2013, 2012 and 2011 was $0.3 million, $0.3 million and $0.2 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

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

The following table presents net revenues by groupings of similar products (in thousands):

	Years Ended March 31,
	2013	2012	2011
8x8 service, equipment and other	$107,614	$85,800	$70,056
Technology licensing and related software	-	3	107
Total revenues	$107,614	$85,803	$70,163

Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2013, 2012 and 2011.

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

9. STRATEGIC INVESTMENT

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

10. PATENT SALE

In June 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for approximately $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. In February 2013, the third party entered into a separate license agreement with its customer; therefore, the Company earned an additional $1.0 million under the patent purchase agreement. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

8X8, INC.
CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2013	2012	2012	2012	2012	2011	2011	2011
Service revenue	$25,905	$24,958	$24,177	$23,172	$22,148	$21,200	$18,013	$17,021
Product revenue	2,746	2,382	2,194	2,080	2,051	2,078	1,806	1,486
Total revenue	28,651	27,340	26,371	25,252	24,199	23,278	19,819	18,507
Operating expenses:
Cost of service revenue	5,217	5,473	5,825	5,686	5,301	4,890	4,059	3,815
Cost of product revenue	3,216	3,203	2,672	2,710	2,355	2,584	2,613	2,270
Research and development	2,174	2,117	2,030	1,826	1,843	1,955	1,540	1,407
Sales and marketing	13,042	11,651	11,010	10,541	10,904	9,816	9,076	8,184
General, and administrative	2,349	2,136	2,070	2,064	1,640	1,481	1,666	1,225
Gain on patent sale	(1,000)	-	-	(11,965)	-	-	-	-
Total operating expenses	24,998	24,580	23,607	10,862	22,043	20,726	18,954	16,901
Income from operations	3,653	2,760	2,764	14,390	2,156	2,552	865	1,606
Other income (loss), net	15	73	9	8	(363)	49	(11)	20
Income before provision
(benefit) for income taxes	3,668	2,833	2,773	14,398	1,793	2,601	854	1,626
Provision (benefit) for
income taxes (1)	2,007	913	1,032	5,781	(62,070)	15	22	(321)
Net income	$1,661	$1,920	$1,741	$8,617	$63,863	$2,586	$832	$1,947

Net income per share:
Basic	$0.02	$0.03	$0.02	$0.12	$0.91	$0.04	$0.01	$0.03
Diluted	$0.02	$0.03	$0.02	$0.12	$0.87	$0.04	$0.01	$0.03
Shares used in per share calculations:
Basic	71,998	71,611	71,261	70,717	70,205	69,445	63,710	62,264
Diluted	75,053	74,988	74,558	74,110	73,648	73,214	67,759	65,808

(1)

Comparability affected by the increase in the valuation allowance related to the deferred tax asset which resulted in an increase in the provision for income taxes of $1.0 million in the fourth quarter of fiscal 2013 and the income tax benefit of $62.1 million recorded in the fourth quarter of 2012 related to the release of deferred tax asset valuation allowance.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Moss Adams LLP, an independent registered public accounting firm has audited and reported on the consolidated financial statements of 8x8, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about July 25, 2013, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about July 25, 2013, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about July 25, 2013, which information is incorporated into this report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 5 STOCKHOLDERS' EQUITY."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about July 25, 2013, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on or about July 25, 2013, which information is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 28, 2013.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Executive Officer (Principal Executive Officer)	May 28, 2013
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 28, 2013
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 28, 2013
/s/ MANSOUR SALAME Mansour Salame	Director	May 28, 2013
/s/ ERIC SALZMAN Eric Salzman	Director	May 28, 2013
/s/ VIKRAM VERMA Vikram Verma	Director	May 28, 2013

8X8, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1(a)	Agreement and Plan of Merger Reorganization dated September 11, 2011 by and among Registrant, Cabernet Merger Corporation, Contactual, Inc., and Leapfrog Ventures II, L.P., as the Representative
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012*** PDF provided as courtesy
3.2 (b)	Bylaws of Registrant
10.1 (c)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2	Reserved
10.3 (d)*	1996 Stock Plan, as amended, and form of Stock Option Agreement
10.4 (e)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement
10.5 (f)*	1996 Director Option Plan, as amended and Form of Director Option Agreement
10.5.1 (g)*	Form of Director Option Agreement for 1996 Director Option Plan
10.6	Reserved
10.7 (h)*	2006 Stock Plan, as amended
10.8	Reserved
10.9 (i)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan
10.10 (j)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan
10.11	Reserved
10.12 (k)	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC
10.13 (l)	Acquisition Agreement between 8x8, Inc., Central Host, Inc. and Andrew Schwabecher
10.14 (m)*	Employment offer letter agreement between 8x8, Inc. and Debbie Jo Severin dated March 5, 2009
10.15 (n)*	Employment offer letter agreement between 8x8, Inc. and Kim Niederman dated February 3, 2011
10.16(o)*	Annual Executive Incentive Plan.
10.17(p)*	Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.18(p)*	Form of Stock Option Agreement under the Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.19(q)*	2012 Equity Incentive Plan
10.20(r)*	Form of Stock Option Agreement under the 2012 Equity Incentive Plan
10.21(r)*	Notice of Grant of Restricted Stock Unit Award and Agreement under the 2012 Equity Incentive Plan
10.22(s)*	Management Incentive Bonus Plan
21.1	Subsidiaries of Registrant. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24.1	Power of Attorney (included on page 71)
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14 PDF provided as courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14 PDF provided as courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________

* Indicates management contract or compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

***Filed herewith.

(a)	Incorporated by reference to exhibit 2.1 to the Registrant's Form 8-K filed September 14, 2011 (File No. 000-21783).
(b)	Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed December 19, 2007 (File No. 000-21783).
(c)	Incorporated by reference to the same numbered exhibits to the Registrant's Registration Statement on Form S-1 Commission File No. 333-15627), as amended, declared effective July 1, 1997.
(d)	Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(e)	Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137599).
(f)	Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).
(g)	Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(h)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(i)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).
(j)	Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(k)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 24, 2012 (File no. 000-21783).
(l)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 27, 2010 (File No. 000-21783).
(m)	Incorporated by reference to exhibit 10.13 to the Registrant's Form 10-K filed May 23, 2011 (File No. 000-21783).
(n)	Incorporated by reference to exhibit 10.14 to the Registrant's Form 10-K filed May 23, 2011 (File No. 000-21783).
(o)	Incorporated by reference to exhibit 10.15 to the Registrant's Form 10-Q filed July 22, 2011 (File No. 000-21783).
(p)	Incorporated by reference to exhibit 10.16 and 10.17 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).
(q)	Incorporated by reference to exhibit 10.19 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(r)	Incorporated by reference to exhibit 10.20 and 10.21 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(s)	Incorporated by reference to exhibit 10.19 to the Registrant's Form 10-Q filed January 25, 2013 (File No. 000-21783).