Form 10-Q
period 2013-06-30
8X8 INC /DE/
filed 2013-07-26
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

      The number of shares of the Registrant's Common Stock outstanding as of July 24, 2013 was 72,766,173.

FORM 10-Q     PDF as a courtesy
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$55,915	$50,305
Short-term investments	1,899	1,964
Accounts receivable, net	3,595	3,880
Inventory	567	511
Deferred cost of goods sold	152	182
Deferred tax asset	5,049	6,096
Other current assets	955	732
Total current assets	68,132	63,670
Property and equipment, net	6,636	6,673
Intangible assets, net	9,854	10,194
Goodwill	25,150	25,150
Non-current deferred tax asset	46,526	46,352
Other assets	983	572
Total assets	$157,281	$152,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,500	$5,644
Accrued compensation	3,711	3,629
Accrued warranty	474	452
Accrued taxes	2,104	1,912
Deferred revenue	1,609	1,236
Other accrued liabilities	905	862
Total current liabilities	14,303	13,735

Non-current liabilities	1,767	1,817
Other non-current liabilities	21	26
Total liabilities	16,091	15,578

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	73	72
Additional paid-in capital	248,258	246,176
Accumulated other comprehensive loss	(101)	(36)
Accumulated deficit	(107,040)	(109,179)
Total stockholders' equity	141,190	137,033
Total liabilities and stockholders' equity	$157,281	$152,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2013	2012
Service revenue	$27,252	$23,172
Product revenue	2,752	2,080
Total revenue	30,004	25,252

Operating expenses:
Cost of service revenue	5,221	5,686
Cost of product revenue	3,347	2,710
Research and development	2,336	1,826
Sales and marketing	13,121	10,541
General and administrative	2,790	2,064
Gain on patent sale	-	(11,965)
Total operating expenses	26,815	10,862
Income from operations	3,189	14,390
Other income, net	15	8
Income before provision for income taxes	3,204	14,398
Provision for income taxes	1,065	5,781
Net income	$2,139	$8,617

Net income per share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12

Weighted average number of shares:
Basic	72,510	70,717
Diluted	75,756	74,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2013	2012
Net income	$2,139	$8,617
Other comprehensive income, net of tax
Unrealized gain (loss) on investments in securities	(65)	26
Comprehensive income	$2,074	$8,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,139	$8,617
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	675	505
Amortization	340	357
Stock-based compensation	907	556
Deferred income tax provision	873	5,778
Other	158	75
Changes in assets and liabilities:
Accounts receivable, net	132	(626)
Inventory	(61)	(19)
Other current and noncurrent assets	(306)	(148)
Deferred cost of goods sold	30	(14)
Accounts payable	(316)	(35)
Accrued compensation	82	(22)
Accrued warranty	22	18
Accrued taxes and fees	192	112
Deferred revenue	373	(183)
Other current and noncurrent liabilities	(7)	(45)
Net cash provided by operating activities	5,233	14,926

Cash flows from investing activities:
Purchases of property and equipment	(466)	(1,048)
Cost of capitalized software	(328)	-
Net cash used in investing activities	(794)	(1,048)

Cash flows from financing activities:
Capital lease payments	(5)	(43)
Repurchase of common stock	(120)	(74)
Proceeds from issuance of common stock under employee stock plans	1,296	87
Net cash provided by (used in) financing activities	1,171	(30)
Net increase in cash and cash equivalents	5,610	13,848

Cash and cash equivalents at the beginning of the period	50,305	22,426
Cash and cash equivalents at the end of the period	$55,915	$36,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets cloud-based business communications services encompassing internally developed Voice over Internet Protocol ("VoIP") technologies. These services enable telephony and video applications as well as web-based conferencing and unified communications capabilities. The Company also provides managed hosting and cloud-based computing services. As of June 30, 2013, the Company had approximately 33,700 business customers.

The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996. The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2014 refers to the fiscal year ending March 31, 2014).

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2013. In the opinion of the Company's management, these financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2013 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and do not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2013 and notes thereto included in the Company's fiscal 2013 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Service and Product Revenue

The Company recognizes service revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. The Company defers recognition of service revenues in instances when cash receipts are received before services are delivered and recognizes deferred revenues ratably as services are provided.

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the ASC 985-605, the Company records shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on sales to distributors, retailers, and resellers until products are resold to the customer.

The Company records revenue net of any sales-related taxes that are billed to its customers. The Company believes this approach results in consolidated financial statements that are more easily understood by users. Under the terms of the Company's typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. The Company has determined that it has sufficient history of subscriber conduct to make a reasonable estimate of cancellations within the 30-day trial period. Therefore, the Company recognizes new subscriber revenue in the month in which the new order was shipped, net of an allowance for expected cancellations.

Multiple Element Arrangements

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 VoIP service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, the Company allocates the arrangement consideration to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  When VSOE cannot be established, the Company attempts to establish the selling price of deliverables based on relevant TPE. TPE is determined based on manufacturer's prices for similar deliverables when sold separately, when possible. When the Company is unable to establish selling price using VSOE or TPE, it uses a BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to:

  the price list established by its management which is typically based on general pricing practices and targeted gross margin of products and services sold; and
  analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

In accordance with the guidance of ASC 605-25, when the Company enters into revenue arrangements with multiple deliverables the Company allocates arrangement consideration, including activation fees, among the 8x8 IP telephones and subscriber services based on the their relative selling prices. Arrangement consideration allocated to the IP telephones is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

No customer represented greater than 10% of the Company's total revenue for the three months ended June 30, 2013 or 2012. Revenue from technology licensing and related software and customers outside the United States was not material for the three months ended June 30, 2013 or 2012.

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

Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	June 30, 2013			March 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(1,462)	$6,780	$8,242	$(1,256)	$6,986
Customer relationships	3,305	(1,188)	2,117	3,305	(1,054)	2,251
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$12,504	$(2,650)	$9,854	$12,504	$(2,310)	$10,194

At June 30, 2013, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2014	$994
2015	1,325
2016	1,325
2017	1,318
2018	1,070
Thereafter	2,865
Total	$8,897

Research, Development and Software Costs

The Company accounts for software to be sold or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material.

In the first fiscal quarter of 2014, the Company capitalized $0.3 million of software development costs in accordance with ASC 985-20. At June 30, 2013, total capitalized software development costs included in other long-term assets was approximately $0.5 million and there were no accumulated amortization costs related to capitalized software.

Stock Purchase Right/Restricted Stock Unit and Option Activity

Stock purchase right activity for the three months ended June 30, 2013 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2013	958,575	$4.11	2.52
Granted	-	-
Released	(85,205)	2.29
Forfeited	(8,750)	5.30
Balance at June 30, 2013	864,620	$4.27	2.36

Restricted stock unit activity for the three months ended June 30, 2013 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Purchase	Contractual
	Shares	Price	Term (in Years)
Balance at March 31, 2013	25,000	$-	2.47
Granted	73,500	-
Released	-	-
Forfeited	-	-
Balance at June 30, 2013	98,500	$-	2.28

Option activity for the three months ended June 30, 2013 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2013	3,175,261	5,991,544	$2.52
Granted - options	(90,000)	90,000	7.56
Stock purchase rights/restricted stock unit (1)	(73,500)	-	-
Exercised	-	(575,570)	2.25
Canceled/forfeited	10,046	(10,046)	3.83
Termination of plans	(1,774)	-	-
Balance at June 30, 2013	3,020,033	5,495,928	$2.63

(1) The reduction to shares available for grant includes awards granted of 73,500 shares.

The following table summarizes the stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
Range of		Price	Contractual	Intrinsic		Price	Intrinsic
Exercise Price	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,760,000	$1.04	4.4	$12,676,010	1,760,000	$1.04	$12,676,010
$1.27 - $1.77	1,112,961	$1.49	2.7	7,515,829	1,112,961	$1.49	7,515,829
$1.78 - $3.35	1,205,402	$2.61	5.3	6,786,158	880,627	$2.54	5,021,497
$3.36 - $5.87	1,285,565	$5.35	8.9	3,711,260	330,931	$5.16	1,019,054
$5.88 - $7.56	132,000	$7.03	9.7	159,900	10,749	$6.47	18,999
	5,495,928			$30,849,157	4,095,268		$26,251,389

Stock-based Compensation Expense

As of June 30, 2013, there was $7.1 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 2.74 years.

To value option grants and stock purchase rights for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock price volatility, expected life, risk-free interest rates and future dividend payments. During the three month periods ended June 30, 2013 and 2012, the Company used the historical volatility of the Company's stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period the stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
Expected volatility	66%	70%
Expected dividend yield	-	-
Risk-free interest rate	0.73%	0.60%
Weighted average expected option term	4.50 years	4.30 years

Weighted average fair value of options granted	$3.96	$2.25

In accordance with ASC 718 - Stock Compensation, the Company recorded $718,000 and $382,000 in compensation expense relative to stock-based awards for the three months ended June 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, or ESPP, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the ESPP as a compensatory plan and recorded compensation expense of $189,000 and $174,000 for the three months ended June 30, 2013 and 2012, respectively, in accordance with ASC 718.

As of June 30, 2013, there was $186,000 of total unrecognized compensation cost related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three months ended June 30, 2013 and 2012.

The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three months ended June 30, 2013 and 2012 which was recorded as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Cost of service revenues	$68	$43
Cost of product revenues	-	1
Research and development	154	95
Sales and marketing	347	316
General and administrative	338	101
Total stock-based compensation expense related to
employee stock options and employee stock purchases, pre-tax	907	556

Tax benefit	-	-
Stock-based compensation expense related to employee
stock options and employee stock purchases, net of tax	$907	$556

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and March 31, 2013 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,378	$-	$-	$14,378

Short-term investments:
Mutual funds	1,899	-	-	1,899

Total	$16,277	$-	$-	$16,277

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,376	$-	$-	$14,376

Short-term investments:
Mutual funds	1,964	-	-	1,964

Total	$16,340	$-	$-	$16,340

4. BALANCE SHEET DETAIL

	June 30,	March 31,
	2013	2013
Inventory (in thousands):
Work-in-process	$23	$23
Finished goods	544	488
	$567	$511

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options and under the ESPP.

	Three Months Ended
	June 30,
	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$2,139	$8,617

Denominator:
Common shares	72,510	70,717

Denominator for basic calculation	72,510	70,717
Employee stock options	2,911	2,759
Stock purchase rights	335	309
Employee stock purchase plan	-	325
Denominator for diluted calculation	75,756	74,110

Net income per share
Basic	$0.03	$0.12
Diluted	$0.03	$0.12

The following shares attributable to outstanding stock options and stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Employee stock options	935	774
Stock purchase rights	2	3
Total anti-dilutive employee share-based securities	937	777

6. INCOME TAXES

For the three months ended June 30, 2013, the Company recorded a provision for income taxes of $1.1 million which was primarily attributable to net income from operations. For the three months ended June 30, 2012, the Company recorded a provision for income taxes of $5.8 million which was primarily attributable to net income from operations, including the gain on sale of patents.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2013, there was $3.0 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three-month period ended June 30, 2013 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2013 may be subject to examination by the Internal Revenue Service, California and various other states. As of July 24, 2013, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2009 to 2010.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$452	$387
Accruals for warranties	177	171
Settlements	(155)	(153)
Balance at end of period	$474	$405

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2013 and 2014. At June 30, 2013, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2014	$1,732
2015	1,579
2016	52
Total minimum payments	$3,363

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

On February 22, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, the Company was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense.  Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds, affecting each claim of the patent which is the basis for the complaint filed against the Company.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, the Company filed an informational pleading in support of (and joining) a pending motion to stay the proceeding in the District Court, which granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority. The Company cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. The lawsuit alleges infringement of a patent that is now believed to have expired. On November 1, 2011, Klausner dismissed the Complaint voluntarily and filed new complaints separating the defendants, including a new Complaint against 8x8. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense. The Company has filed several motions, including a motion to transfer and a motion to dismiss the complaint on February 23, 2012. On March 21, 2013, the District Court granted 8x8's Motion to Change Venue, and has ordered the transfer of the case to the US District Court for the Northern District of California. The Company has not answered the complaint yet and cannot estimate potential liability in this case at this early stage of the litigation.

State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of taxes. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company.

8. PATENT SALE

On June 22, 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. In the fourth quarter of fiscal 2013, the Company recognized a gain of $1.0 million due to the third party purchaser entering into a license agreement. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our voice over Internet protocol, or VoIP, telephony products and services, the reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, our ability to compete effectively in the hosted telecommunications services business, actions by our competitors, including price reductions for their telephone services, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our need for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2013 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market telecommunications services for Internet protocol, or IP, telephony and video applications as well as contact center, web-based conferencing and unified communications services, and cloud-based computing services. As of June 30, 2013, we had approximately 33,700 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of VoIP products, services and technology. Prior to fiscal 2003, our focus was on our VoIP semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2014 refers to the fiscal year ending March 31, 2014).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. As of June 30, 2013, there had been no material changes to our critical accounting policies and estimates.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,
	2013	2013	2012	2012	2012
Gross business customer additions (1)	2,702	2,808	2,617	2,915	2,943
Number of new services sold (1)(2)	47,353	50,728	44,391	42,920	41,146
Average number of subscribed services
per new business customer (3)	17.5	18.1	17.0	14.7	14.0
Business subscriber acquisition cost
per service (4)	$ 96	$ 92	$ 98	$ 89	$ 97

Total business customers (5)	33,662	32,535	31,473	30,498	29,913
Average number of subscribed services
per business customer (6)	11.8	11.5	11.2	10.6	10.1
Business customer average monthly
service revenue per customer (7)	$ 268	$ 263	$ 260	$ 256	$ 250

Monthly business customer churn (less
cancellations within 30 days
of sign-up) (8)	1.4%	1.7%	1.6%	2.4%	1.7%
Monthly business service revenue churn	1.2%	1.5%	2.6%	1.0%	2.3%

Overall service margin	81%	80%	78%	76%	75%
Overall product margin	-22%	-17%	-34%	-22%	-30%
Overall gross margin	71%	71%	68%	68%	67%

(1)	Does not include customers of Virtual Office Solo or Zerigo, Inc. ("Zerigo").
(2)	Number of recurring revenue services sold to business customers during the period.
(3)	Number of new services sold divided by gross business customer additions.
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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$27,252	$23,172	$4,080	17.6%
Percentage of total revenue	90.8%	91.8%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 services and royalties earned under our VoIP technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the first quarter of fiscal 2014 primarily due to the increase in our business customer subscriber base. Our business subscriber base grew from approximately 30,000 business customers on June 30, 2012, to approximately 33,700 on June 30, 2013. The increase was partially offset by a decrease in customers of our residential services. These changes were consistent with the redirection of our marketing efforts toward our business customer service. We expect the trends to continue in future periods.

	June 30,		Dollar	Percent
Product revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,752	$2,080	$672	32.3%
Percentage of total revenue	9.2%	8.2%

Product revenue consists primarily of revenue from sales of IP telephones attributable to our 8x8 service. Product revenue increased in the first quarter of fiscal 2014 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of our total revenue for the three months ended June 30, 2013 and 2012. Revenue from customers outside the United States was not material for the three months ended June 30, 2013 or 2012.

	June 30,		Dollar	Percent
Cost of service revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,221	$5,686	$(465)	-8.2%
Percentage of service revenue	19.2%	24.5%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended June 30, 2013 decreased over the comparable period in the prior fiscal year primarily due to a $0.3 million reduction in third party network service expenses, a $0.1 million reduction in license and fee expenses and a $0.1 million reduction in other cost of service expenses.

	June 30,		Dollar	Percent
Cost of product revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,347	$2,710	$637	23.5%
Percentage of product revenue	121.6%	130.3%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended June 30, 2013 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers.

	June 30,		Dollar	Percent
Research and development	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,336	$1,826	$510	27.9%
Percentage of total revenue	7.8%	7.2%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. In the first fiscal quarter of 2014, we capitalized $0.3 million of software development costs in accordance with ASC 985-20. We expensed all other research and development costs as they were incurred. The research and development expenses for the three months ended June 30, 2013 increased over the comparable period in the prior fiscal year primarily due to a $0.2 million increase in payroll and related costs, a $0.2 million consulting and outside service expenses, and a $0.1 million increase in other research and development expenses.

	June 30,		Dollar	Percent
Sales and marketing	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$13,121	$10,541	$2,580	24.5%
Percentage of total revenue	43.7%	41.7%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the first quarter of fiscal 2014 increased over the same quarter in the prior fiscal year primarily because of a $1.6 million increase in payroll and related costs, a $0.3 million increase in advertising expenses, a $0.1 million increase in bad debt expenses, a $0.1 million increase in travel and meal expenses, a $0.1 million increase in credit card discount fees, a $0.1 million increase in indirect channel commission expenses, a $0.1 million increase in tradeshow expenses and a $0.2 million increase in other sales and marketing expenses.

	June 30,		Dollar	Percent
General and administrative	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,790	$2,064	$726	35.2%
Percentage of total revenue	9.3%	8.2%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the first quarter of fiscal 2014 increased over the same quarter in the prior fiscal year primarily because of a $0.6 million increase in payroll and related costs, a $0.2 million increase in rent expenses. The increase in general and administrative expenses was partially offset by a $0.1 million reduction in other general and administrative expenses.

	June 30,		Dollar	Percent
Gain on patent sale	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$(11,965)	$11,965	-100.0%
Percentage of total revenue	0.0%	-47.4%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents for $12.0 million in cash. We recognized a $12.0 million gain on this transaction, which has been recorded as a reduction of operating expenses in the consolidated statements of operations. The gain was comprised of the $12.0 million of proceeds, net of transaction costs.

	June 30,		Dollar	Percent
Other income, net	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$15	$8	$7	87.5%
Percentage of total revenue	0.0%	0.0%

In the three months ended June 30, 2013 and 2012, other income, net primarily consisted of interest income earned on our cash, cash equivalents and investments.

	June 30,		Dollar	Percent
Provision for income tax	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,065	$5,781	$(4,716)	-81.6%
Percentage of income
before provision for income taxes	33.2%	40.2%

For the three months ended June 30, 2013, we recorded a provision for income taxes of $1.1 million which was primarily attributable to net income from operations, reduced by $0.2 million for a true-up of prior period city income tax returns that was treated as a discrete item for the quarter. For the three months ended June 30, 2012, we recorded a provision for income taxes of $5.8 million which was primarily attributable to net income from operations, including the gain on sale of patents.

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

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $57.8 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2013 was approximately $5.2 million, compared with $14.9 million for the three months ended June 30, 2012. The decrease in cash flow was primarily due to a $12.0 million gain on the sale of a patent family in June 2012, net of an increase in service and product revenue in the first three months of fiscal 2013. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $0.8 million during the three months ended June 30, 2013, compared with $1.0 million used in investing activities for the three months ended June 30, 2012. The decrease in cash used in investing activities during the three months ended June 30, 2013 is primarily related to a decrease in the purchase of additional equipment ($0.5 million).

Our financing activities for the three months ended June 30, 2013 consisted primarily of cash from the issuance of shares due to exercise of employee stock options ($1.3 million) offset by cash used to repurchase shares of our common stock ($0.1 million).

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2013 totaled $110,000 with accumulated amortization of $73,000.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At June 30, 2013, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At June 30, 2013, future minimum annual payments under these third party network service contracts were $1,732,000 in 2014, $1,579,000 in 2015 and $52,000 in 2016.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements — "Note 7".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2013, which we filed with the Securities and Exchange Commission on May 28, 2013.

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

Date: July 26, 2013

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)