Form 10-Q
period 2013-09-30
8X8 INC /DE/
filed 2013-11-08
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

      The number of shares of the Registrant's Common Stock outstanding as of November 1, 2013 was 73,164,127.

FORM 10-Q     PDF as a courtesy
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$59,345	$50,305
Short-term investments	1,909	1,964
Accounts receivable, net	4,686	3,880
Inventory	403	511
Deferred cost of goods sold	188	182
Deferred tax asset	3,870	6,096
Other current assets	4,108	732
Total current assets	74,509	63,670
Property and equipment, net	6,335	6,673
Intangible assets, net	9,523	10,194
Goodwill	23,939	25,150
Non-current deferred tax asset	46,526	46,352
Other assets	1,066	572
Total assets	$161,898	$152,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,908	$5,644
Accrued compensation	3,646	3,629
Accrued warranty	552	452
Accrued taxes	1,746	1,912
Deferred revenue	2,197	1,236
Other accrued liabilities	796	862
Total current liabilities	14,845	13,735

Non-current liabilities	1,717	1,817
Other non-current liabilities	16	26
Total liabilities	16,578	15,578

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	73	72
Additional paid-in capital	250,147	246,176
Accumulated other comprehensive loss	(91)	(36)
Accumulated deficit	(104,809)	(109,179)
Total stockholders' equity	145,320	137,033
Total liabilities and stockholders' equity	$161,898	$152,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service revenue	$27,826	$23,101	$54,325	$45,291
Product revenue	2,989	2,194	5,741	4,274
Total revenue	30,815	25,295	60,066	49,565

Operating expenses:
Cost of service revenue	5,209	5,216	9,995	10,294
Cost of product revenue	3,783	2,672	7,130	5,382
Research and development	2,640	2,030	4,976	3,856
Sales and marketing	13,745	10,800	26,817	21,068
General and administrative	3,125	2,054	5,897	4,107
Gain on patent sale	-	-	-	(11,965)
Total operating expenses	28,502	22,772	54,815	32,742
Income from operations	2,313	2,523	5,251	16,823
Other income, net	1	9	16	17
Income from continuing operations before
provision for income taxes	2,314	2,532	5,267	16,840
Provision for income taxes	826	935	1,787	6,680
Income from continuing operations	1,488	1,597	3,480	10,160
Income from discontinued operations,
net of income tax provision	154	144	301	198
Gain on disposal of discontinued operations,
net of income tax provision of $463	589	-	589	-
Net income	$2,231	$1,741	$4,370	$10,358

Income per share - continuing operations
Basic	$0.02	$0.02	$0.05	$0.15
Diluted	$0.02	$0.02	$0.05	$0.14
Income per share - discontinued operations
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.01	$0.00	$0.01	$0.00
Net income per share:
Basic	$0.03	$0.02	$0.06	$0.15
Diluted	$0.03	$0.02	$0.06	$0.14
Weighted average number of shares:
Basic	72,970	71,261	72,788	70,989
Diluted	76,232	74,558	76,035	74,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$2,231	$1,741	$4,370	$10,358
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	10	41	(55)	67
Comprehensive income	$2,241	$1,782	$4,315	$10,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,370	$10,358
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,287	1,132
Amortization of intangible assets	671	714
Amortization of capitalized software	37	-
Gain on disposal of discontinued operations	(589)	-
Stock-based compensation	2,013	1,062
Deferred income tax provision	1,589	6,579
Other	390	207
Changes in assets and liabilities:
Accounts receivable, net	(1,179)	(2,050)
Inventory	91	(19)
Other current and noncurrent assets	(431)	(258)
Deferred cost of goods sold	(6)	(3)
Accounts payable	22	(277)
Accrued compensation	17	(58)
Accrued warranty	100	(11)
Accrued taxes and fees	(166)	205
Deferred revenue	961	94
Other current and noncurrent liabilities	(166)	1,688
Net cash provided by operating activities	9,011	19,363

Cash flows from investing activities:
Purchases of property and equipment	(1,445)	(4,730)
Cost of capitalized software	(473)	-
Net cash used in investing activities	(1,918)	(4,730)

Cash flows from financing activities:
Capital lease payments	(10)	(59)
Repurchase of common stock	(257)	(147)
Proceeds from issuance of common stock under employee stock plans	2,214	1,255
Net cash provided by financing activities	1,947	1,049
Net increase in cash and cash equivalents	9,040	15,682

Cash and cash equivalents at the beginning of the period	50,305	22,426
Cash and cash equivalents at the end of the period	$59,345	$38,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets a comprehensive portfolio of cloud-based communications and collaboration solutions that include hosted cloud telephony, unified communications, call center, video conferencing and virtual desktop software and services. These unified communications and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. The Company also provides cloud-based computing services. As of September 30, 2013, the Company had approximately 34,700 business customers.

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

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2013. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

RECLASSIFICATION

Certain amounts previously reported within the Company's consolidated statements of income have been reclassified to conform to the current period presentation. The reclassification included certain prior-period amounts related to the Company's discontinued operations which have been reclassified to conform to the current period presentation.

The reclassification had no impact on the Company's previously reported net income or basic and diluted net income per share amounts.

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

Multiple Element Arrangements

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 cloud service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, the Company allocates the arrangement consideration to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

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

In accordance with the guidance of ASC 605-25, when the Company enters into revenue arrangements with multiple deliverables the Company allocates arrangement consideration, including activation fees, among the 8x8 IP telephones and subscriber services based on their relative selling prices. Arrangement consideration allocated to the IP telephones is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

No customer represented greater than 10% of the Company's total revenue for the three and six months ended September 30, 2013 or 2012. Revenue from technology licensing and related software and customers outside the United States was not material for the three and six months ended September 30, 2013 or 2012.

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

Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	September 30, 2013			March 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(1,668)	$6,574	$8,242	$(1,256)	$6,986
Customer relationships	2,997	(1,005)	1,992	3,305	(1,054)	2,251
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$12,196	$(2,673)	$9,523	$12,504	$(2,310)	$10,194

At September 30, 2013, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2014	$663
2015	1,325
2016	1,325
2017	1,318
2018	1,070
Thereafter	2,865
Total	$8,566

Research, Development and Software Costs

The Company accounts for software to be sold or otherwise marketed in accordance with ASC 985-20 - Costs of Software to be Sold, Leased or Marketed, which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material.

In the first six months of fiscal 2014, the Company capitalized approximately $473,000 of software development costs in accordance with ASC 985-20. At September 30, 2013, total capitalized software development costs included in other long-term assets was approximately $663,000 and accumulated amortization costs related to capitalized software was approximately $37,000.

Stock Purchase Right/Restricted Stock Unit and Option Activity

Stock purchase right activity for the six months ended September 30, 2013 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2013	958,575	$4.11	2.52
Granted	-	-
Released	(243,337)	3.47
Forfeited	(56,125)	4.55
Balance at September 30, 2013	659,113	$4.30	2.14

Restricted stock unit and performance stock unit activity for the six months ended September 30, 2013 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Purchase	Contractual
	Shares	Price	Term (in Years)
Balance at March 31, 2013	25,000	$-	2.47
Granted	1,049,292	-
Released	-	-
Forfeited	-	-
Balance at September 30, 2013	1,074,292	$-	2.19

Option activity for the six months ended September 30, 2013 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2013	3,175,261	5,991,544	$2.52
Change in options available for grant	1,000,000		-
Granted - options	(1,125,400)	1,125,400	9.49
Stock purchase rights/restricted stock unit (1)	(1,049,292)	-	-
Exercised	-	(673,362)	2.20
Canceled/forfeited	13,067	(13,067)	4.07
Termination of plans	(1,774)	-	-
Balance at September 30, 2013	2,011,862	6,430,515	$3.77

(1) The reduction to shares available for grant includes awards granted of 1,049,292 shares.

The following table summarizes the stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
Range of		Price	Contractual	Intrinsic		Price	Intrinsic
Exercise Price	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,735,000	$1.04	4.3	$15,667,960	1,735,000	$1.04	$15,667,960
$1.27 - $1.88	1,291,461	$1.53	2.4	11,024,811	1,291,461	$1.53	11,024,811
$1.89 - $4.45	1,300,570	$3.18	6.5	8,960,360	810,677	$3.03	5,704,330
$4.46 - $9.70	1,643,084	$7.20	9.3	4,713,849	287,801	$5.76	1,241,094
$9.71 - $9.74	460,400	$9.74	10.0	151,932	-	$-	-
	6,430,515			$40,518,912	4,124,939		$33,638,195

Stock-based Compensation Expense

The Company accounts for its employee stock options, stock purchase rights, restricted stock units, and restricted performance stock units granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, the 2012 Equity Incentive Plan, the 2013 New Employee Inducement Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the three and six months ended September 30, 2013 and 2012, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for share-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

The Company issued restricted performance stock units to a group of executives with vesting that is contingent on both market performance and continued service. For the market-based restricted performance stock units issued during the three and six months ended September 30, 2013:

  the number of shares of the Company's stock to be received at vesting if applicable service requirements are also met will range from 0% to 100% of the target amount based total shareholder return ("TSR"), which compares the performance of the price per share of the Company's common stock with the NASDAQ Composite Index ("Index") for the three performance periods ending March 31, 2015, March 31, 2016 and March 31, 2017, in the following manner: where in each such measurement period, (1) if the performance return on the price per share of the Company's common stock exceeds the performance return on the NASDAQ Composite Index, (which shall be determined by subtracting the percentage return on the NASDAQ Composite Index from the percentage return on the price per share of the Common Stock), then all of the TSR Performance Shares for such measurement period will be deemed earned and will vest; (2) if the performance return on the price per share of Common Stock is more than 50% lower than the performance return on the NASDAQ Composite Index, then none of the TSR Performance Shares for such measurement period will be deemed earned and will vest; and (3) if the performance return on the price per share of Common Stock is between 0% and 50% lower than the performance return on the NASDAQ Composite Index, then the number of TSR Performance Shares deemed earned and vesting for such measurement period will be reduced by 2% for each 1% by which the performance return on the NASDAQ Composite Index exceeds the performance return on the Common Stock, and the number of shares of the Company's stock to be received at vesting will range from 0% or 100% of the target amount based on four tranches, with each tranche vesting at the later of (a) the satisfaction of the applicable service-based vesting requirement for that tranche, and (b) on the first date that the average stock price of the Company's common stock for a consecutive 30 trading day period exceeds 150% of the grant date stock price. The minimum service vesting requirement for each tranche is as follows:
    Tranche 1: One year following the date of the grant
    Tranche 2: Two years following the date of the grant
    Tranche 3: Three years following the date of the grant
    Tranche 4: Four years following the date of the grant

To value these market-based restricted performance stock units under the Equity Compensation Plans, the Company used a Monte Carlo simulation model on the date of grant.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.  For the three and six months ended September 30, 2013, the Company used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history and expectation of future dividend payout.  Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method and includes the impact of estimated forfeitures.

As of September 30, 2013, there was $19.9 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.05 years.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected volatility	64%	68%	64%	68%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.98%	0.71%	1.88%	0.71%
Weighted average expected option term	6.20 years	5.40 years	6.10 years	5.30 years

Weighted average fair value of options granted	$5.76	$3.38	$5.62	$3.33

In accordance with ASC 718 - Stock Compensation, the Company recorded $1,040,000 and $438,000 in compensation expense relative to stock-based awards for the three months ended September 30, 2013 and 2012, and $1,758,000 and $820,000 for the six months ended September 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, or ESPP, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the ESPP as a compensatory plan and recorded compensation expense of $66,000 and $68,000 for the three months ended September 30, 2013 and 2012, and $255,000 and $242,000 for the six months ended September 30, 2013 and 2012, respectively, in accordance with ASC 718.

The estimated fair value of ESPP options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected volatility	38%	34%	38%	34%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.11%	0.16%	0.11%	0.16%
Weighted average expected ESPP option term	0.75 years	0.75 years	0.75 years	0.75 years

Weighted average fair value of ESPP options granted	$2.60	$1.45	$2.60	$1.45

As of September 30, 2013, there was $153,000 of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three and six months ended September 30, 2013 and 2012.

The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and six months ended September 30, 2013 and 2012 which was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of service revenue	$68	$43	$136	$86
Cost of product revenue	-	-	-	1
Research and development	141	75	295	170
Sales and marketing	393	308	740	624
General and administrative	504	80	842	181
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax	1,106	506	2,013	1,062

Tax benefit	-	-	-	-
Stock-based compensation expense related to employee
stock options and employee stock purchases, net of tax	$1,106	$506	$2,013	$1,062

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax credit Carryforward Exist ("ASU 2013-11"). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations. ASU 2013-11 will be effective for the fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company does not believe that the adoption of ASU 2013-11 will have a material impact on the Company's consolidated results of operation and financial condition.

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and March 31, 2013 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,379	$-	$-	$14,379

Short-term investments:
Mutual funds	1,909	-	-	1,909

Total	$16,288	$-	$-	$16,288

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,376	$-	$-	$14,376

Short-term investments:
Mutual funds	1,964	-	-	1,964

Total	$16,340	$-	$-	$16,340

4. BALANCE SHEET DETAIL

	September 30,	March 31,
	2013	2013
Inventory (in thousands):
Work-in-process	$22	$23
Finished goods	381	488
	$403	$511

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$1,488	$1,597	$3,480	$10,160
Income from discontinued operations, net of income tax provision	743	144	890	198
Net income available to common stockholders	2,231	1,741	4,370	10,358

Denominator:
Common shares	72,970	71,261	72,788	70,989

Denominator for basic calculation	72,970	71,261	72,788	70,989
Employee stock options	2,913	2,975	2,896	2,896
Stock purchase rights	349	322	351	325
Employee stock purchase plan	-	-	-	-
Denominator for diluted calculation	76,232	74,558	76,035	74,210

Income per share - continuing operations
Basic	$0.02	$0.02	$0.05	$0.15
Diluted	$0.02	$0.02	$0.05	$0.14
Income per share - discontinued operations
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.01	$0.00	$0.01	$0.00
Net income per share
Basic	$0.03	$0.02	$0.06	$0.15
Diluted	$0.03	$0.02	$0.06	$0.14

The following shares attributable to outstanding stock options and stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Employee stock options	325	824	495	732
Stock purchase rights	72	127	55	64
Total anti-dilutive employee share-based securities	397	951	550	796

6. INCOME TAXES

For the three and six months ended September 30, 2013, the Company recorded a provision for income taxes of $1.4 million and $2.5 million which was primarily attributable to income from continuing operations ($0.8 million and $1.8 million, respectively), income from discontinued operations ($0.1 million and $0.2 million respectively) and gain on disposal of discontinued operations ($0.5 million). For the three and six months ended September 30, 2012, the Company recorded a provision for income taxes of $1.0 million and $6.8 million which was primarily attributable to income from continuing operations including the gain on sale of patents ($0.9 million and $6.7 million, respectively), income from discontinued operations ($0.1 million and $0.1 million respectively).

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2013, there were $3.0 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits in the six-month period ended September 30, 2013 and does not believe it is reasonably possible that the unrecognized tax benefit will materially change in the next 12 months. To the extent that the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2013 may be subject to examination by the Internal Revenue Service, California and various other states. As of October 23, 2013, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2009 to 2010.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$474	$405	$452	$387
Accruals for warranties	293	105	470	276
Settlements	(215)	(134)	(370)	(287)
Balance at end of period	$552	$376	$552	$376

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2014 through 2016. At September 30, 2013, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2014	$1,003
2015	1,579
2016	52
Total minimum payments	$2,634

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

8. PATENT SALE

On June 22, 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. In the fourth quarter of fiscal 2013, the Company collected and recognized a gain of $1.0 million attributable to a license agreement obtained by the third party purchaser. As of September 30, 2013, there remain a maximum of $2.0 million of potential future payments under the agreement based on future license agreements obtained by the third party purchaser. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

9. DISCONTINUED OPERATIONS

On September 30, 2013, the Company completed the sale of its dedicated server hosting business to IRC Company, Inc. ("IRC") and, as a result, no longer provides dedicated server hosting services. In the transaction, IRC purchased all of the Company's 100% of the stock of Central Host, Inc. and all of the assets specific to the dedicated server hosting business.

The Company sold its dedicated server hosting business for total consideration of $3.0 million in cash. The $3.0 million cash was received on October 1, 2013, and was recorded in other current assets on the September 30, 2013 condensed consolidated balance sheet.

The dedicated server hosting business has been reported as discontinued operations. The results of operations and financial position of these discontinued operations are as follows:

Results of operations:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$677	$1,076	$1,430	$2,058
Operating expense	420	835	922	1,727
Income before income taxes	257	241	508	331
Provision for income taxes	103	97	207	133
Income from discontinued operations	154	144	301	198
Gain on disposal of discontinued operations,
net of income tax provision of $463k	589	-	589	-

Financial position:
	September 30,	March 31,
	2013	2013
Assets
Property and equipment, net	$-	$845
Intangible assets, net	-	8
Goodwill	-	1,210
	$-	$2,063

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our cloud communications and collaboration services, the quality and reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, our ability to compete effectively in the hosted telecommunications and cloud-based computing services business, actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our need for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2013 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market a comprehensive portfolio of cloud-based communications and collaboration solutions that include hosted cloud telephony, unified communications, call center, video conferencing and virtual desktop software and services. These unified communications and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. We also provide cloud-based computing services. As of September 30, 2013, we had approximately 34,700 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of these cloud products, services and technology. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2014 refers to the fiscal year ending March 31, 2014).

RECLASSIFICATION

Certain amounts previously reported within our consolidated statements of income have been reclassified to conform to the current period presentation. The reclassification included certain prior-period amounts that are related to our discontinued operations which have been reclassified to conform to the current period presentation.

The reclassification had no impact on our previously reported net income or basic and diluted net income per share amounts. The operating results discussed under "Results of Operations" exclude the impact of our discontinued operations for all periods presented.

SUMMARY AND OUTLOOK

In the second quarter of fiscal 2014, we saw a significant increase in the number of new services added during the quarter, representing a year-over-year increase of 22%, reflecting strong demand for our services in our domestic SMB and mid-market and distributed enterprise customer market. We will continue to pursue opportunities to sell our comprehensive suite of services to small and medium businesses, or SMBs, and mid-market and distributed enterprises who wish to consolidate their cloud communications and collaborative service requirements with a single service provider.

Second, our continued focus on mid-market and channels is bearing fruit with 33% of new monthly recurring revenue sold in the quarter coming from this sector. We continued to show an increase in the average number of services to which our new business customers subscribed, leading to improvement in our average monthly service revenue per customer.

Third, we continue to focus on selling a greater number of services to our existing customer base. Our comprehensive suite of services, combined with our highly scalable service architecture enables our customers to quickly and easily deploy additional 8x8 products and services to distributed locations and remote employees.

Fourth, we continued to build on our Global Reach initiative. We launched our services platform in Europe through a new London data center this quarter. We are now in the process of migrating services for US customers with European offices to this facility and remain on track to open our next data center in Hong Kong by the end of this calendar year and in South America in the first quarter of calendar 2014. Beyond serving the needs of existing customers, it is our intent to penetrate these markets through a variety of additional methods including strategic alliances, partners and acquisitions.

Fifth, we achieved another milestone this quarter with the completion and delivery of our Virtual Desktop Infrastructure, or VDI, service under private label for our Japanese telecom partner SoftBank Group, which it has begun offering to certain of its enterprise customers. Our VDI technology adds a new dimension to our cloud services portfolio, which we believe will address certain needs of our mid-market customers as well. This market is at an early stage, but we believe there are significant possibilities for deployment of this new technology.

To support these initiatives and strengthen our business, we intend to increase our annual spending on research and development, sales and marketing by approximately $5.0 to $6.0 million over the next 12 months.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the period ended September 30, 2013.

Stock-Based Compensation

We account for our employee stock options, stock purchase rights, restricted stock units, and restricted performance stock units granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, the 2012 Equity Incentive Plan, the 2013 New Employee Inducement Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income was measured based on ASC 718 criteria. Compensation expense for share-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures. Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the three and six months ended September 30, 2013 and 2012, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

To value restricted performance stock units under the Equity Compensation Plans, we used a Monte Carlo simulation model.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.  For the three and six months ended September 30, 2013, we used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history and expectation of future dividend payout.

ASC 718 requires us to calculate the additional paid-in-capital pool, or APIC Pool, available to absorb tax deficiencies recognized subsequent to adopting ASC 718, as if we had adopted ASC 718 at its effective date of January 1, 1995. There are two allowable methods to calculate our APIC Pool: (1) the long form method or (2) the short form method as set forth in ASC 718. We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish the APIC Pool.

Due to the adoption of ASC 718, some option exercises result in tax deductions in excess of book deductions based on the option value at the time of grant. We recognize these windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. We use the "with and without" approach as described in ASC 740, in determining the order in which our tax attributes are utilized. The "with and without" approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of ours have been considered in the annual tax accrual computation. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax credits and alternative tax credits and as such, we recognize the full effect of these deductions in the consolidated income statement in the period in which the taxable event occurs.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics (1)
	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,
	2013	2013	2013	2012	2012	2012
Gross business customer additions (2)	2,961	2,693	2,800	2,612	2,908	2,912
Number of new services sold (2)(3)	52,412	47,318	50,670	44,366	42,853	40,986
Average number of subscribed services
per new business customer (4)	17.7	17.6	18.1	17.0	14.7	14.1
Business subscriber acquisition cost
per service (5)	$ 94	$ 96	$ 91	$ 97	$ 86	$ 93

Total business customers (2)(6)	34,674	33,374	32,242	31,177	30,191	29,593
Average number of subscribed services
per business customer (7)	12.2	12.0	11.6	11.3	10.8	10.2
Business customer average monthly
service revenue per customer (8)	$ 268	$ 263	$ 256	$ 252	$ 247	$ 242

Monthly business customer churn (less
cancellations within 30 days
of sign-up) (9)	1.5%	1.5%	1.7%	1.6%	2.4%	1.7%
Monthly business service revenue churn	1.2%	1.2%	1.2%	2.3%	0.9%	2.3%

Overall service margin	81%	82%	81%	80%	77%	77%
Overall product margin	-27%	-22%	-17%	-34%	-22%	-30%
Overall gross margin	71%	72%	71%	69%	69%	68%

(1)	Selected operating statistics table include continuing operations and excludes dedicated server hosting business sold September 30, 2013.
(2)	Does not include customers of Virtual Office Solo, DNS or Cloud VPS.
(3)	Number of recurring revenue services sold to business customers during the period.
(4)	Number of new services sold divided by gross business customer additions.
(5)

The combined costs of advertising, marketing, promotions, sales commissions and equipment subsidies for new services sold during the period divided by the number of new services sold during the period.

(6)

Business customers are defined as customers paying for service. Customers that are currently in the 30-day trial period are considered to be customers that are paying for service. Customers subscribing to Virtual Office Solo, DNS or Cloud VPS services are not included as business customers.

(7)

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

(8)

Business customer average monthly service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

(9)

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$27,826	$23,101	$4,725	20.5%
Percentage of total revenue	90.3%	91.3%
Six months ended	$54,325	$45,291	$9,034	19.9%
Percentage of total revenue	90.4%	91.4%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communications and collaboration services, and royalties earned under our cloud technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the second quarter of fiscal 2014 primarily due to the increase in our business customer subscriber base. Our business subscriber base grew from approximately 30,200 business customers on September 30, 2012, to approximately 34,700 on September 30, 2013 and an increase in the average monthly service revenue per customer. The increase for the first six months of fiscal 2014 also was primarily attributable to the increase in our business customer base from approximately 32,200 businesses on April 1, 2013 to approximately 34,700 on September 30, 2013 and an increase in the average monthly service revenue per customer.

	September 30,		Dollar	Percent
Product revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,989	$2,194	$795	36.2%
Percentage of total revenue	9.7%	8.7%
Six months ended	$5,741	$4,274	$1,467	34.3%
Percentage of total revenue	9.6%	8.6%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three and six months ended September 30, 2013 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of our total revenue for the three and six months ended September 30, 2013 and 2012. Revenue from customers outside the United States was not material for the three and six months ended September 30, 2013 or 2012.

	September 30,		Dollar	Percent
Cost of service revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,209	$5,216	$(7)	-0.1%
Percentage of service revenue	18.7%	22.6%
Six months ended	$9,995	$10,294	$(299)	-2.9%
Percentage of service revenue	18.4%	22.7%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended September 30, 2013 decreased over the comparable period in the prior fiscal year primarily due to a $0.3 million reduction in third-party network service expenses. The decrease in expense was partially offset by a $0.1 million increase in payroll and related expenses, a $0.1 million increase in license and fee expenses and a $0.1 million increase in other cost of service expenses.

Cost of service revenue for the six months ended September 30, 2013 decreased from the comparable period in the prior fiscal year primarily due to a $0.5 million decrease in third party network service fees partially offset by a $0.2 million increase in payroll and related expenses.

	September 30,		Dollar	Percent
Cost of product revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,783	$2,672	$1,111	41.6%
Percentage of product revenue	126.6%	121.8%
Six months ended	$7,130	$5,382	$1,748	32.5%
Percentage of product revenue	124.2%	125.9%

The cost of product revenue consists of costs associated with systems, components, system manufacturing, assembly and testing performed by third-party vendors, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, quality assurance, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three and six months ended September 30, 2013 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers.

	September 30,		Dollar	Percent
Research and development	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,640	$2,030	$610	30.0%
Percentage of total revenue	8.6%	8.0%
Six months ended	$4,976	$3,856	$1,120	29.0%
Percentage of total revenue	8.3%	7.8%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three months ended September 30, 2013, we capitalized $0.2 million of software development costs in accordance with ASC 985-20. We expensed all other research and development costs as they were incurred. The research and development expenses for the three months ended September 30, 2013 increased over the comparable period in the prior fiscal year primarily due to a $0.3 million increase in payroll and related costs and a $0.3 million increase in consulting and outside service expenses, net of the capitalized software development costs.

During the six months ended September 30, 2013, we capitalized $0.5 million of software development costs in accordance with ASC 985-20. The research and development expenses for the six months ended September 30, 2013 increased over the comparable period in the prior fiscal year due to a $0.5 million increase in payroll and related costs, a $0.5 million increase in consulting and outside service expenses and a $0.1 million increase in other research and development expenses, net of the capitalized software development costs.

	September 30,		Dollar	Percent
Sales and marketing	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$13,745	$10,800	$2,945	27.3%
Percentage of total revenue	44.6%	42.7%
Six months ended	$26,817	$21,068	$5,749	27.3%
Percentage of total revenue	44.6%	42.5%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the second quarter of fiscal 2014 increased over the same quarter in the prior fiscal year primarily because of a $1.8 million increase in payroll and related costs, a $0.4 million increase in advertising expenses, a $0.3 million increase in temporary personnel, consulting and outside service expenses, a $0.1 million increase in bad debt expenses, a $0.1 million increase in credit card discount fees, a $0.1 million increase in indirect channel commission expenses, and a $0.1 million increase in tradeshow expenses.

Sales and marketing expenses for the first six months of fiscal 2014 increased over the same period in the prior fiscal year primarily because of a $3.5 million increase in payroll and related costs, $0.8 million increase in advertising expense, a $0.2 million increase in bad debt expense, a $0.2 million increase in credit card discount fees, a $0.2 million increase in indirect channel commission expenses, a $0.1 million increase in travel and meal expenses, a $0.1 million increase in recruiting expenses, a $0.1 million increase in temporary personnel, consulting and outside service expenses, a $0.1 million increase in trade show expenses, $0.1 million increase in sales promotion expenses and a $0.3 million increase in other sales and marketing expenses.

	September 30,		Dollar	Percent
General and administrative	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,125	$2,054	$1,071	52.1%
Percentage of total revenue	10.1%	8.1%
Six months ended	$5,897	$4,107	$1,790	43.6%
Percentage of total revenue	9.8%	8.3%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the second quarter of fiscal 2014 increased over the same quarter in the prior fiscal year primarily because of a $0.7 million increase in payroll and related costs, a $0.1 million increase in travel and meal expenses, a $0.1 million increase in property and franchise tax expense, a $0.1 million increase in legal expenses and a $0.1 million increase in other general and administrative expenses.

General and administrative expenses for the first six months of fiscal 2014 increased over the same period in the prior fiscal year primarily because of a $1.3 million increase in payroll and related expenses, a $0.2 million increase in legal expenses, a $0.2 million increase in rent expense, a $0.2 million increase in depreciation expense, a $0.1 million increase in personal property and franchise taxes, a $0.1 million increase in sales and use tax expense and a $0.1 million increase in utility expenses. The increase in general and administrative expenses was partially offset by a $0.1 million decrease of temporary personnel, consulting and outside service expenses and a $0.3 million decrease in other general and administrative expenses.

In the third quarter of fiscal 2014, the Company will record a one-time charge of approximately $0.1 million in severance pay and $1.1 million in stock-based compensation related to the resignation of the Company's president in October 2013.

	September 30,		Dollar	Percent
Gain on patent sale	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	-
Percentage of total revenue	0.0%	0.0%
Six months ended	$-	$(11,965)	$11,965	-100.0%
Percentage of total revenue	0.0%	-24.1%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents for $12.0 million in cash. We recognized a $12.0 million gain on this transaction, which we recorded as a reduction of operating expenses in the consolidated statements of operations. The gain was comprised of the $12.0 million of proceeds, net of transaction costs.

	September 30,		Dollar	Percent
Other income, net	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$1	$9	$(8)	-88.9%
Percentage of total revenue	0.0%	0.0%
Six months ended	$16	$17	$(1)	-5.9%
Percentage of total revenue	0.0%	0.0%

In the three and six months ended September 30, 2013 and 2012, other income, net primarily consisted of interest income earned on our cash, cash equivalents and investments.

	September 30,		Dollar	Percent
Provision for income tax	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$826	$935	$(109)	-11.7%
Percentage of income
before provision for income taxes	35.7%	36.9%
Six months ended	$1,787	$6,680	$(4,893)	-73.2%
Percentage of income
before provision for income taxes	33.9%	39.7%

For the three months ended September 30, 2013, we recorded a provision for income taxes of $0.8 million which was primarily attributable to income from continuing operations. For the three months ended September 30, 2012, we recorded a provision for income taxes of $0.9 million which was primarily attributable to income from continuing operations.

For the six months ended September 30, 2013, we recorded a provision for income taxes of $1.8 million which was primarily attributable to income from continuing operations, reduced by $0.2 million for a true-up of prior period city income tax returns that were treated as discrete items for fiscal 2014. For the six months ended September 30, 2012, we recorded a provision for income taxes of $6.7 million which was primarily attributable to income from continuing operations, including the gain on patent sale.

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

Income from discontinued operations,	September 30,		Dollar	Percent
net of income tax provision	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$154	$144	$10	6.9%
Percentage of total revenue	0.5%	0.6%
Six months ended	$301	$198	$103	52.0%
Percentage of total revenue	0.5%	0.4%

On September 30, 2013, we sold our dedicated hosting server business. The current and historical results of our dedicated server hosting business have been reclassified to income from discontinued operations, net of income tax provision.

Gain on disposal of discontinued	September 30,		Dollar	Percent
operations, net of income tax provision	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$589	$-	$589	100.0%
Percentage of total revenue	1.9%	0.0%
Six months ended	$589	$-	$589	100.0%
Percentage of total revenue	1.0%	0.0%

For the three and six months ended September 30, 2013, we recorded a gain on disposal of our dedicated server hosting business of $1.1 million, net of a tax provision of $0.5 million.

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $61.3 million in cash, cash equivalents and short-term investments.

Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards. Net cash provided by operating activities for the six months ended September 30, 2013 was approximately $9.0 million, compared with $19.4 million for the six months ended September 30, 2012. The decrease in cash flow occurred primarily because the latter period included a $12.0 million gain on the sale of a patent family in June 2012. However, there was an increase in service and product revenue and a $0.6 million gain on disposal of discontinued operations, net of income taxes in the first six months of fiscal 2014. We do not expect that the disposition of our dedicated server hosting business to have an adverse effect on our liquidity.

Net cash used in investing activities was $1.9 million during the six months ended September 30, 2013, compared with $4.7 million used in investing activities for the six months ended September 30, 2012 during which period we spent approximately $3.7 million on the purchase of additional furniture and fixtures and leasehold improvements in connection with our move to a new headquarters facility in San Jose, California.

Our financing activities for the six months ended September 30, 2013 consisted primarily of cash from the issuance of shares due to exercise of employee stock options and the purchase of shares under the employee stock purchase plan ($2.2 million) offset by cash used to repurchase shares of our common stock ($0.3 million).

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2013 totaled $110,000 with accumulated amortization of $78,000.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At September 30, 2013, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At September 30, 2013, future minimum annual payments under these third party network service contracts were $1,003,000 in fiscal 2014, $1,579,000 in fiscal 2015 and $52,000 in fiscal 2016.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 7".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2013, which we filed with the Securities and Exchange Commission on May 28, 2013, in addition to the following updated risk factor disclosures. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends on the growth and customer acceptance of our services.

Our future success depends on our ability to significantly increase revenue generated from our cloud communications and collaboration services to business customers, including SMBs and mid-market and larger distributed enterprises. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions on terms favorable to us, increase their usage of our services, and purchase additional services from us. For customer demand and adoption of our cloud communications and collaboration services to grow, the quality, cost and feature benefits of these services must be sufficient to cause customers to adopt them. For example, our cloud telephony and contact center services must continue to evolve so that high-quality service and features can be consistently provided at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell new customers and obtain renewals from existing customers could be impaired. As a result, we may be unable to extend our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

Historically, our core service offerings have been our cloud telephony and contact center services, which contributed a substantial majority of our revenues in the six months ended September 30, 2013 and the fiscal year ended March 31, 2013. Marketing and selling new and enhanced features and services, and additional communications and collaboration offerings, may require increasingly sophisticated and costly sales efforts. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and their reactions to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our business may suffer.

To support the successful marketing and sale of our services to new and existing customers, we must continue to offer high-quality education and customer support. Providing this education and support requires that our customer support personnel have specific technical knowledge and expertise, making it more difficult and costly for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer support will increase as we expand our business and pursue new mid-market and distributed enterprise customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional functionality and services to existing customers will suffer and our reputation with existing or potential customers will be harmed.

Furthermore, we operate in an industry that is subject to significant federal and state regulation in the United States and regulation by various governments and governmental bodies in other countries in which we offer our communications and collaboration services. Regulations may impede the growth of our business, impose significant additional costs, and require substantial changes to software and other technology. Also, new regulations may be adopted that materially reduce demand for our services by businesses.

We face significant risks in our strategy to target mid-market and larger distributed enterprises for sales of our services and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

We currently derive a minority of our revenues from sales of our cloud communications and collaboration services to mid-market and larger distributed enterprises, but we believe penetrating these customers is key to our future growth. As we target more of our sales efforts to mid-market and larger distributed enterprises, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and customization challenges, and revenue recognition may be delayed for some complex transactions, all of which could harm our business and operating results. In this market segment, the customer's decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. As a result of these factors, these sales opportunities may require us to devote greater sales support and engineering services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and engineering resources to a smaller number of larger transactions, while potentially delaying revenue recognition on transactions for which we must meet technical or implementation requirements. Furthermore, we may invest significant time and resources with no assurance that a sale will ever be made. We will also face challenges building and training an integrated sales force capable of fully addressing the services and features contained in all of the components in our communications and collaboration suite, as well as a staff of expert engineering and customer support personnel capable of addressing the full range of installation and deployment issues that can arise with a comprehensive suite of services like ours. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. If we fail to effectively execute our strategy to target mid-market and larger distributed enterprises, our results of operations and our overall ability to grow our customer base could be materially and adversely affected.

In addition, larger customers may demand more features, integration services and customization. We have a limited history of selling our services to larger businesses and may experience new challenges in providing our cloud communications and collaboration services to large customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer's dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and increasing or maintaining profitability.

The business of cloud communications and collaboration services is competitive, and we expect it to become increasingly competitive in the future. We may also face competition from large Internet companies, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

In connection with our cloud telephony services, we face competition from incumbent telephone companies, cable companies and alternative voice and video communication providers, including other providers of cloud telephony services. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. The incumbent telephone companies are our primary competitors in cloud communications and collaboration. These competitors include AT&T, CenturyLink and Verizon Communications as well as rural incumbents, such as Windstream. In addition, in connection with all of our collaboration and communications services, we face competition from traditional private branch exchange, or PBX, providers, including Cisco Systems and Avaya and other providers of cloud telephony and contact center services, such as Comcast, inContact, Microsoft and RingCentral.

Many of our current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements that offer a more complete or better integrated product to customers. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share. In addition, our customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on short notice.

Given the significant price competition in the markets for our products, we are at a significant disadvantage compared to many of our competitors, especially those with substantially greater resources who may be better able to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust our expenses to compensate for such shortfall. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

Because we recognize revenue from customer subscriptions over the term of the relevant contract, the effects of customer additions, cancellations and changes in subscribed services are not immediately reflected in full in our operating results.

As a subscription-based business, we recognize revenue over the term of each of our contracts, which generally range from one to five years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our cloud communications and collaboration services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new sales or cancellations of our services and subscriptions from new customers or for additional services from existing customers will impact our ongoing monthly recurring revenue but will not be reflected fully in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

We have a history of losses and are uncertain of our future profitability.

We recorded operating income of $5.3 million for the six months ended September 30, 2013 and operating income of $23.6 million for the fiscal year ended March 31, 2013. We recorded operating income of approximately $7.2 million and $6.2 million for the fiscal years ended March 31, 2012 and 2011, respectively. We had an accumulated deficit of $104.8 million at September 30, 2013. Although we have achieved operating income in each of our four most recent fiscal years, we suffered operating losses in each of the three prior fiscal years and may incur operating losses in the future, which may be substantial. As we expand our geographic reach and service offerings, and further invest in research and development and sales and marketing, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to maintain operating profitability on an annual basis or on a quarterly basis in the future.

A higher rate of customer cancellations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our customers generally do not have long-term contracts with us and may discontinue their subscriptions for our services after the expiration of their subscription period, which range from one to five years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict cancellation rates for our customers. Our cancellation rates may increase or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline and our business will suffer.

Our rate of business customer terminations, or average monthly business customer churn (excluding cancellations within 30 days of sign-up), on a net basis, was 1.8% for the fiscal year ended March 31, 2013 compared with 2.0% for the fiscal year ended March 31, 2012, and was 1.5% in each of the second and first fiscal quarters of 2014, compared with 2.4% and 1.7% in the second and first quarters of fiscal 2013, respectively. Our business customer churn rate is not identical to our business customer service revenue churn rate, which generally has been lower than the business customer churn rate, and has ranged from 0.9% to 2.3% over the six consecutive quarters ended September 30, 2013. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers of communications and collaborations services, alternative technologies, and adverse business conditions also influence our churn rate.

Because of churn, we must acquire new customers on an ongoing basis to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net income could decrease.

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. In general, a majority of our customers may terminate their subscriptions for our services on 30 days' notice. Even though our customer churn rates improved in fiscal 2013, we believe that approximately 50% of our total customer churn is related to customers' financial condition and we cannot be certain that we will continue to experience the same improvement in churn rates given current economic conditions. Due to the length of our sales cycle, especially in adding new mid-market and larger distributed enterprises as customers, we may experience delays in acquiring new customers to replace those that have terminated our services. Such delays would be exacerbated if general economic conditions worsen. An increase in churn, particularly in challenging economic times, could have a negative impact on the results of our operations.

The impact of the current economic climate and adverse credit markets may impact demand for our products and services by our targeted customers.

The majority of our existing and target customers are in the SMB and mid-market business sectors. These businesses may be more likely to be significantly affected by economic downturns than larger, more established businesses. They also may be more likely to require working capital financing from local and regional banks whose lending activities have been reduced substantially since 2008, as a result of which many of our existing and target customers may lack the funds necessary to add new equipment and services such as ours. Additionally, these customers often have limited discretionary funds which they may choose to spend on items other than our products and services. If small and medium businesses continue to experience economic hardship, this could negatively affect the overall demand for our products and services, delay and lengthen sales cycles and lead to slower growth or even a decline in our revenue, net income and cash flows.

The market for cloud communications and collaboration services is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business.

We operate in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced cloud communications and collaboration products and services that provide higher levels of performance and reliability at lower cost. If we are unable to develop new services that address our customers' needs, to deliver our applications in one seamless integrated product offering that addresses our customers' needs, or to enhance and improve our services in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our services. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our services is provided via the cloud, which, itself, has been disruptive to the previous premise-based model. If new technologies emerge that are able to deliver communications and collaboration services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.

Maintaining adequate research and development personnel and resources is essential to new product development and continued innovation, and we intend to increase our investment in research and development activities to add new features and services to our offerings. If we are unable to develop new features and services internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors' research and development programs. In addition, there is no guarantee that our research and development efforts will succeed, or that our new products and services will enable us to maintain or grow our revenue or recover our development costs. Our failure to maintain adequate research and development resources, to compete effectively with the research and development programs of our competitors and to successfully monetize our research and development efforts could materially and adversely affect our business and results of operations.

We may not be able to scale our business quickly enough to meet our customers' growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our communications and collaboration services by mid-market and larger distributed enterprises expands and as customers continue to integrate our services across their enterprises, we will need to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services, to serve our growing customer base. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our cloud communications and collaboration services to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

To provide our services, we rely on third parties for all of our network connectivity and co-location facilities.

We currently use the infrastructure of third-party network service providers, including the services of Equinix, Inc., and Level 3 Communications, Inc., to provide all of our cloud services over their networks rather than deploying our own networks.

We also rely on third-party network service providers to originate and terminate substantially all of the PTSN calls using our cloud-based services. We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States. This decision has resulted in lower capital and operating costs for our business in the short-term, but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition or operating results. The rates we pay to our network service providers may also increase, which may reduce our profitability and increase the retail price of our service.

While we believe that relations with our current service providers are good, and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Although we believe that we could replace our current providers, if necessary, our ability to provide service to our subscribers could be impacted during this any such transition, which could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.

Due to our reliance on these service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or products or those of another vendor, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operating results.

Our physical infrastructure is concentrated in a few facilities and any failure in our physical infrastructure or services could lead to significant costs and disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.

Our leased network and data centers are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large data center facilities. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

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

We may also be required to transfer our servers to new data center facilities in the event that we are unable to renew our leases on acceptable terms, or at all, or the owners of the facilities decide to close their facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, any financial difficulties, such as bankruptcy or foreclosure, faced by our third-party data center operators, or any of the service providers with which we or they contract, may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our increasing needs for capacity, our ability to grow our business could be materially and adversely impacted.

We depend on third-party vendors for IP phones and software endpoints, and any delay or interruption in supply by these vendors would result in delayed or reduced shipments to our customers and may harm our business.

We rely on third-party vendors for IP phones and software endpoints required to utilize our service. We currently do not have long-term supply contracts with any of these vendors. As a result, most of these third-party vendors are not obligated to provide products or services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third-party vendors to deliver IP phones of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, some of our products may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.

If we do not or cannot maintain the compatibility of our communications and collaboration software with third-party applications and mobile platforms that our customers use in their businesses, our revenue will decline.

The functionality and popularity of our communications and collaboration services depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management and other proprietary application suites. Third-party providers of applications and application programmable interfaces, or APIs, may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

Our services also allow our customers to use and manage our cloud communications and collaboration services on smartphones, tablets and other mobile devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smartphones, tablets or other mobile devices or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Google Inc., our future growth and our results of operations could suffer.

If our software fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our customers use our service to manage important aspects of their businesses, and any errors, defects, disruptions to our service or other performance problems with our service could hurt our reputation and may damage our customers' businesses. Our services and the systems infrastructure underlying our communications and collaboration platform incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects, or the loss, damage or inadvertent release of confidential customer data, could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.

Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers, content creators and brand advertisers. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

Our business depends on continued, unimpeded access to the Internet by us and our users, but Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. These providers have the ability generally to increase their rates, which may effectively increase the cost to our customers of using our cloud communications and collaboration services.

On December 23, 2010, the Federal Communications Commission, or FCC, adopted an order that imposes "network neutrality" obligations on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. The FCC rules became effective on November 20, 2011. Numerous parties have appealed these rules, and these appeals have been consolidated before the U.S. Court of Appeals for the District of Columbia. We cannot predict the outcome of these appeals or the impact of these rules on our business at this time. Although we believe interference with access to our products and services is unlikely, broadband Internet access provider interference has occurred, in limited circumstances in the United States, and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

Vulnerabilities to security breaches, cyber intrusions and other malicious acts could adversely impact our business.

Our operations depend on our ability to protect our network from interruption by damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service, or DDOS, attacks by hackers intent on bringing down our services, and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols, DDOS mitigation and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss.

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

We are aware of the risks associated with cyber threats and we have implemented a number of measures to protect ourselves from cyberattacks. Specifically, we have redundant servers such that if we suffer equipment or software failures in one location or on one set of servers, we have the ability to provide continuity of service. We actively monitor our network for cyber threats and implement protective measures periodically. We conduct vulnerability assessments and penetration testing and engage in remedial action based on such assessments. Depending on the evolving nature of cyber threats and the measures we may have to implement to continue to maintain the security of our networks and data, our profitability may be adversely be impacted or we may have to increase the price of our services that may make our offerings less competitive with other communications providers.

But, like all other companies in the marketplace, there is no guarantee that we will not be adversely impacted by cyberattacks. If our employees or third parties obtain unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by federal and state law enforcement agencies, and exposure to fines or penalties, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as HIPAA, a security breach that exposes protected information may make us susceptible to claims of false advertising and unfair trade practices for misrepresenting our level of compliance, in addition to any liability we may have for the breach itself.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.

We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies. Data privacy and protection is highly regulated, and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information, including credit card data, provided to us by our customers. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties.  Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities or others, which could result in significant liability to us as well as harm to our reputation.

We could be liable for breaches of security on our website, fraudulent activities of our users, or the failure of third party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide communication and collaboration service and electronically billing our customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of transactions effected using our cloud-based services involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

We must maintain Payment Card Industry Data Security Standard, or PCI DSS, compliance to bill our customers via credit card. If we fail to meet minimum-security standards for PCI DSS compliancy, credit card providers such as American Express Company or Visa Inc. could refuse to process credit card transactions on our behalf and our ability to collect payments from our customers would be adversely impacted.

We may also experience losses due to subscriber fraud and theft of service. Subscribers have, in the past, obtained access to our service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been significant. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results. In addition, software and security flaws in our software can result in unauthorized access to our core network resulting in damages such as fraudulent toll usage on our network.

Additionally, third parties have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers' data or to our data. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill.

Natural disasters, war, terrorist attacks or malicious conduct could adversely impact our operations that could degrade or impede our ability to offer services.

As a provider of "cloud-based" services, our services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyberattacks. Our headquarters, global networks operations center and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. Any of these events could have a material adverse impact on our business.

We license technology from third parties that we do not control and cannot be assured of retaining.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future, will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in delays or reductions in the installation and deployment of our cloud communications and collaboration services until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. Software defects in the core IP and networking hardware we license from vendors, over which we have little or no control, can adversely affect our ability to deliver services to our customers and could harm our business. These licenses are on standard commercial terms made generally available by the companies providing the licenses. The cost and terms of these licenses individually are not material to our business.

Our infringement of a third party's proprietary technology could disrupt our business.

There has been substantial litigation in the communications, cloud telephony services, semiconductor, electronics, and related industries regarding intellectual property rights and, from time to time, third parties may claim that we, our customers, our licensees or parties' indemnified by us are infringing, misappropriating or otherwise violating their intellectual property rights. Third parties may also claim that our employees have misappropriated or divulged their former employers' trade secrets or confidential information. Our broad range of current and former technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. For example, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C., or AT&T IP, expressing the belief that we must license a specified patent for use in our 8x8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. At the same time, we began an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We have continued to engage in discussions with AT&T IP to explore a mutually agreeable resolution of the parties' respective assertions regarding these intellectual property issues. We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters.

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that technology, which we may not be able to negotiate at a price that is acceptable or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

We have recently been named as defendants in two patent infringement lawsuits. On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. If we are found to be infringing on the intellectual property rights of any third party in these lawsuits or other claims and proceedings that may be asserted against us in the future, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows. More information regarding the two pending suits is provided under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Inability to protect our proprietary technology would disrupt our business.

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of November 1, 2013, we have been awarded 91 United States patents and additional United States and foreign patent applications were pending. We cannot predict whether such pending patent applications will result in issued patents, and if they do, whether such patents will effectively protect our intellectual property. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, infringed or misappropriated. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.

We attempt to further protect our proprietary technology and content by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology.

Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of our proprietary rights or the rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage.

Acquisitions may divert our management's attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.

In fiscal 2012, we completed two acquisitions of businesses. In fiscal 2011, we completed one acquisition and one investment in another company and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

As a result of these potential problems and risks, among others, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipate. In addition, there can be no assurance that any potential transaction will be successfully completed or that, if completed, the acquired business or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

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

  changes in market demand;

  the timing of customer subscriptions for our cloud communications and collaboration services;

  customer cancellations;

  changes in the competitive dynamics of our market, including consolidation among competitors or customers;

  lengthy sales cycles and/or regulatory approval cycles;

  new product introductions by us or our competitors;

  market acceptance of new or existing services and features;

  the mix of our customer base and sales channels;

  the mix of services sold;

  the number of additional customers, on a net basis;

  the amount and timing of costs associated with recruiting, training and integrating new employees;

  unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;

  continued compliance with industry standards and regulatory requirements;

  introduction and adoption of our cloud communications and collaboration services in markets outside of the United States; and

  general economic conditions.

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

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our cloud-based communications and collaboration services rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are frequently modified or replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our communications and collaboration services, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

For example:

  Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers diminishing or eliminating our pricing advantage. The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or absorb the costs, which would reduce our profit margins. Furthermore, the FCC has ruled that states can require us to contribute to state Universal Service Fund programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the services we provide. We currently pass-through Universal Service Fund contributions to our customers, which may result in our services becoming less competitive as compared to those provided by others.

  We may become subject to state regulation for certain service offerings. Certain states take the position that offerings by VoIP providers, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has preempted states from regulating VoIP services like ours in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

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

  There may be risks associated with our ability to comply with requirements of the Telecommunications Relay Service. The FCC requires providers of interconnected VoIP services to comply with certain regulations pertaining to people with disabilities and to contribute to the Telecommunications Relay Services fund. We are also required to offer 7-1-1 abbreviated dialing for access to relay services.

  There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies. The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. The FCC allows VoIP providers to comply with CALEA through the use of a service provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network.

  The FCC may require us to deploy an E-911 service that automatically determines the location of our customers. On June 1, 2007, the FCC released a Notice of Proposed Rulemaking, or the VoIP E-911 order, in which it tentatively concluded that all interconnected VoIP providers that allow customers to use their service in more than one location (nomadic VoIP service providers, such as us), must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers) Since then, the FCC has been conducting proceedings and inquiries concerning the implementation of such a rule. The outcome of these proceedings cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our customers on the Internet. We cannot guarantee that emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services from outside of the United States. The FCC's current VoIP E-911 order or follow-on orders or clarifications or their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

  The FCC adopted orders reforming the system of payments between regulated carriers that we partner with to interface with the public switch telephone network. The FCC reformed the system under which regulated providers of telecommunications services compensate each other for various types of traffic, including VoIP traffic that terminates on the PSTN and applied new call signaling requirements to VoIP providers and other service providers. The FCC's new rules require, among other things, interconnected VoIP providers, like us, that originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass calling party number or charge number signaling information they receive from other providers unaltered, to subsequent providers in the call path. While we believe we are in compliance with this rule, to the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. The FCC's Order reforming payments between carriers for various types of traffic also includes a Further Notice of Proposed Rulemaking. Depending on the rules adopted by the FCC in this proceeding, the payments we make to underlying carriers to access the PSTN may increase, which may result in us increasing the retail price of our service, potentially making our offering less competitive with traditional providers of telecommunications services, or may reduce our profitability.

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

The FCC may determine that our nomadic emergency calling service does not satisfy the requirements of its VoIP E-911 order because, in some instances, our nomadic emergency calling service requires that we route an emergency call to a national emergency call center instead of connecting our customers directly to a local public-safety answering point through a dedicated connection and through the appropriate selective router.

Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services. In July 2008, the President signed into law the New and Emerging Technologies 911 Improvement Act of 2008. The law provides public safety entities, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of the liability protections to our national call center service is unclear at the present time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

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

Decreasing telecommunications rates and increasing regulatory charges may diminish or eliminate our competitive pricing advantage versus legacy providers.

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

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. The risks and challenges associated with sales of our cloud communications and collaboration services to customers outside North America are different in some ways from those associated with sales in North America, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives will involve a variety of risks, including:

  localization of our service, including translation into foreign languages and associated expenses;

  changes in a specific country's or region's political or economic conditions;

  unexpected changes in regulatory requirements, taxes or trade laws;

  more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

  differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

  challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

  difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

  increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

  different pricing environments, longer sales cycles, longer accounts receivable payment cycles and other collection difficulties;

  currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

  limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

  laws and business practices favoring local competitors or general preferences for local vendors;

  limited or insufficient intellectual property protection;

  political instability or terrorist activities;

  exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

  adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

We have limited experience in operating our business internationally, which increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Our ability to offer services outside the United States is subject to different local regulatory environments, which may be unknown, complicated and uncertain.

Regulatory treatment of VoIP telephony and cloud-based services outside the United States varies from country to country and often the laws are unclear. In January 2013, we launched our Virtual Office services in Canada. We currently distribute our products and services directly to consumers and through resellers that may be subject to telecommunications regulations in their home countries. The failure by us or our customers and resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications provider in that country. In such case, our failure to do so could subject us to fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on the use of our services in international locations.

As we expand our operations internationally, we expect to become subject to additional government regulations. Such regulations include, but are not limited to: licensing obligations, emergency services obligations, data retention and transfer laws and regulations, privacy laws and regulations, consumer protection, national security laws and regulations, law enforcement obligations, financial reporting, surcharge and other fees that must be collected and remitted as well as other laws and regulations. For example, as a provider of electronic communications services in the UK, we are subject to regulation in the UK by the Office of Communications. Some of these regulatory obligations include providing access to emergency call services (E999/112); providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are also required to comply with laws and matters relating to, among other things, competition law, distance selling, e-commerce and consumer protection. We must also comply with various reporting and recordkeeping requirements.

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

We will also become subject to risks associated with changes in the regulatory structure of the telecommunications services marketplace in international markets. As in the United States, we will continue to depend on underlying carriers to terminate our traffic to the PSTN in each country where we offer services. As countries evaluate and change intercarrier payment schemes, remove and impose new obligations, our costs to provide service may increase. This could require us either to reduce our profitability or raise the price of our service which may make our offerings less competitive with other providers in the marketplace. We may have to exit markets that we previously thought would be profitable which could negatively impact our business, and damage our brand and reputation.

We support local number portability, or LNP, which allows our customers to retain their existing telephone numbers when subscribing to our services. A new customer of our services must maintain both the new 8x8 service and the customer's existing telephone service during the number transfer process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. In foreign countries, we anticipate longer delays in porting existing telephone numbers. The additional delay that we experience is due to our reliance on third party carriers to transfer the numbers, as well as the delay the existing telephone service provider may contribute to the process. Local number portability is considered an important feature by many potential customers, especially our business customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers or retaining existing customers.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our communications and collaboration services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our services which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

We may need to raise additional capital to support our future operations.

As of September 30, 2013, we had cash and cash equivalents and investments of approximately $61.3 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital to pursue our strategic objectives. We may seek additional funding through public or private equity or debt financing. We filed a shelf registration statement with the SEC that was declared effective on April 5, 2013. This shelf registration statement allows us to sell up to an additional amount of approximately $250 million of our securities from time to time during the three year period subsequent to the effective date of the registration statement. We might decide to raise additional debt or equity capital at such times and upon such terms as management considers favorable and in our interests, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us. Any such financings may be upon terms that are dilutive to existing stockholders. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

  the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

  the requirement that a special meeting of stockholders may be called only by a majority vote of our Board of Directors, the Chairman of our Board of Directors, our Chief Executive Officer or by stockholders holdings shares of our common stock representing in the aggregate a majority of votes then outstanding, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

  the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate a hostile acquisition; and

  advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

  We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (i) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (ii) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (iii) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could discourage potential takeover attempts.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.2	Employment Agreement dated September 9, 2013 between the Company and Vikram Verma (PDF as a courtesy)
10.6	Employment Agreement dated September 9, 2013 between the Company and Darren Hakeman (PDF as a courtesy)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)