Form 10-Q
period 2013-12-31
8X8 INC /DE/
filed 2014-01-31
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

      The number of shares of the Registrant's Common Stock outstanding as of January 24, 2014 was 87,874,850.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$172,114	$50,305
Short-term investments	1,901	1,964
Accounts receivable, net	5,169	3,880
Inventory	828	511
Deferred cost of goods sold	215	182
Deferred tax asset	4,532	6,096
Other current assets	1,999	732
Total current assets	186,758	63,670
Property and equipment, net	7,485	6,673
Intangible assets, net	15,606	10,194
Goodwill	38,235	25,150
Non-current deferred tax asset	47,366	46,352
Other assets	1,101	572
Total assets	$296,551	$152,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,497	$5,644
Accrued compensation	5,311	3,629
Accrued warranty	634	452
Accrued taxes	2,109	1,912
Deferred revenue	3,208	1,236
Other accrued liabilities	1,711	862
Total current liabilities	19,470	13,735

Non-current liabilities	1,672	1,817
Other non-current liabilities	12	26
Total liabilities	21,154	15,578

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	88	72
Additional paid-in capital	379,802	246,176
Accumulated other comprehensive income (loss)	227	(36)
Accumulated deficit	(104,720)	(109,179)
Total stockholders' equity	275,397	137,033
Total liabilities and stockholders' equity	$296,551	$152,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service revenue	$29,737	$24,023	$84,062	$69,314
Product revenue	3,008	2,382	8,749	6,656
Total revenue	32,745	26,405	92,811	75,970

Operating expenses:
Cost of service revenue	5,584	4,890	15,579	15,184
Cost of product revenue	4,041	3,203	11,171	8,585
Research and development	3,325	2,117	8,301	5,973
Sales and marketing	16,051	11,561	42,868	32,629
General and administrative	5,547	2,119	11,444	6,226
Gain on patent sale	-	-	-	(11,965)
Total operating expenses	34,548	23,890	89,363	56,632
Income (loss) from operations	(1,803)	2,515	3,448	19,338
Other income, net	586	73	602	90
Income (loss) from continuing operations before
provision (benefit) for income taxes	(1,217)	2,588	4,050	19,428
Provision (benefit) for income taxes	(1,306)	814	481	7,494
Income from continuing operations	89	1,774	3,569	11,934
Income from discontinued operations,
net of income tax provision	-	146	301	344
Gain on disposal of discontinued operations,
net of income tax provision of $463	-	-	589	-
Net Income	$89	$1,920	$4,459	$12,278

Income per share - continuing operations:
Basic	$0.00	$0.03	$0.05	$0.17
Diluted	$0.00	$0.03	$0.05	$0.16
Income per share - discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00
Net income per share:
Basic	$0.00	$0.03	$0.06	$0.17
Diluted	$0.00	$0.03	$0.06	$0.16
Weighted average number of shares:
Basic	79,742	71,611	75,071	71,197
Diluted	83,182	74,988	78,389	74,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$89	$1,920	$4,459	$12,278
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(8)	(44)	(63)	23
Foreign currency translation adjustment	326	-	326	-
Comprehensive income	$407	$1,876	$4,722	$12,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,459	$12,278
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,888	1,816
Amortization of intangible assets	1,074	1,071
Amortization of capitalized software	92	-
Gain on disposal of discontinued operations	(589)	-
Gain on escrow settlement	(565)	-
Stock-based compensation	5,245	1,827
Deferred income tax provision	87	7,359
Other	490	409
Changes in assets and liabilities:
Accounts receivable, net	(1,104)	(1,700)
Inventory	(245)	(25)
Other current and noncurrent assets	(570)	(48)
Deferred cost of goods sold	211	(18)
Accounts payable	(1,290)	(38)
Accrued compensation	1,217	663
Accrued warranty	182	35
Accrued taxes and fees	62	495
Deferred revenue	757	61
Other current and noncurrent liabilities	172	1,806
Net cash provided by operating activities	11,573	25,991

Cash flows from investing activities:
Purchases of property and equipment	(2,081)	(5,245)
Acquisition of business, net of cash acquired	(18,474)	-
Proceeds from disposition of discontinued operations, net of transaction costs	3,000	-
Cost of capitalized software	(590)	-
Net cash used in investing activities	(18,145)	(5,245)

Cash flows from financing activities:
Capital lease payments	(26)	(73)
Repurchase of common stock	(320)	(285)
Proceeds from issuance of common stock, net of issuance costs	125,758	-
Proceeds from issuance of common stock under employee stock plans	2,959	1,743
Net cash provided by financing activities	128,371	1,385

Effect of exchange rate changes on cash	10	-
Net increase in cash and cash equivalents	121,809	22,131

Cash and cash equivalents at the beginning of the period	50,305	22,426
Cash and cash equivalents at the end of the period	$172,114	$44,557

Supplemental cash flow information
Income taxes paid	479	415
Interest paid	4	8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets a comprehensive portfolio of cloud-based communication and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These unified communication and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. The Company also provides cloud-based computing services. As of December 31, 2013, the Company had approximately 36,800 business customers.

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

Common Stock Offering

In November 2013, the Company completed an underwritten registered offering of common stock in which it sold 14,375,000 shares for total cash proceeds of approximately $125.8 million, net of issuance costs of $0.6 million. The shares issued in the offering had been registered under a shelf registration statement previously filed with the Securities and Exchange Commission relating to up to $250,000,000 of the Company's securities. A member of the Company's board of directors participated in the offering and purchased 30,000 shares at the public offering price.

Acquisition of Voicenet Solutions Limited

On November 11, 2013, the Company entered into a share purchase agreement with the shareholders and optionholders of Voicenet Solutions Limited, a provider of cloud communications and collaboration services in the United Kingdom. See note 12.

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

The March 31, 2013 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2013 and notes thereto included in the Company's fiscal 2013 Annual Report on Form 10-K.

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

Multiple Element Arrangements

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 cloud service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, the Company allocates the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

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

Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	December 31, 2013			March 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(1,874)	$6,368	$8,242	$(1,256)	$6,986
Customer relationships	9,483	(1,202)	8,281	3,305	(1,054)	2,251
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$18,682	$(3,076)	$15,606	$12,504	$(2,310)	$10,194

At December 31, 2013, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2014	$567
2015	2,252
2016	2,252
2017	2,245
2018	1,997
Thereafter	5,336
Total	$14,649

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

In the first nine months of fiscal 2014, the Company capitalized approximately $590,000 of software development costs in accordance with ASC 985-20. At December 31, 2013, total capitalized software development costs included in other long-term assets was approximately $779,000 and accumulated amortization costs related to capitalized software was approximately $92,000.

Foreign Currency Translation

The Company has determined that the functional currency of its UK foreign subsidiary is the subsidiary's local currency, the British Pound Sterling ("GBP"), which the Company believes most appropriately reflects the current economic facts and circumstances of the UK subsidiary's operations. The assets and liabilities of the subsidiary are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity in the consolidated balance sheets.

Stock Purchase Right/Restricted Stock Unit and Option Activity

Stock purchase right activity for the nine months ended December 31, 2013 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2013	958,575	$4.11	2.52
Granted	19,180	9.42
Vested	(318,591)	3.33
Forfeited	(81,109)	4.96
Balance at December 31, 2013	578,055	$4.59	2.04

Restricted stock unit and performance stock unit activity for the nine months ended December 31, 2013 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Purchase	Contractual
	Shares	Price	Term (in Years)
Balance at March 31, 2013	25,000	$-	2.47
Granted	1,235,350	-
Vested	(1,250)	-
Forfeited	(34,320)	-
Balance at December 31, 2013	1,224,780	$-	2.00

Option activity for the nine months ended December 31, 2013 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2013	3,175,261	5,991,544	$2.52
Change in options available for grant	1,000,000		-
Granted - options	(1,390,400)	1,390,400	9.57
Stock purchase rights/restricted stock unit (1)	(1,254,530)	-	-
Exercised	-	(921,685)	2.41
Canceled/forfeited - options	56,048	(56,048)	3.38
Canceled/forfeited - restricted stock unit	34,320
Termination of plans	(1,774)	-	-
Balance at December 31, 2013	1,618,925	6,404,211	$4.06

(1) The reduction to shares available for grant includes awards granted of 1,254,530 shares.

The following table summarizes the stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
Range of		Price	Contractual	Intrinsic		Price	Intrinsic
Exercise Price	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,735,000	$1.04	4.0	$15,806,760	1,735,000	$1.04	$15,806,760
$1.27 - $1.88	1,284,568	$1.53	2.1	11,067,416	1,284,568	$1.53	11,067,416
$1.89 - $5.87	1,963,492	$4.45	5.8	11,187,811	981,709	$3.99	6,044,878
$5.88 - $9.74	1,346,151	$9.40	9.7	1,014,399	41,651	$8.41	72,417
$9.75 - $10.97	75,000	$10.97	9.8	-	-	$-	-
	6,404,211			$39,076,386	4,042,928		$32,991,471

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

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the three and nine months ended December 31, 2013 and 2012, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

The Company issued restricted performance stock units to a group of executives with vesting that is contingent on both market performance and continued service. For the market-based restricted performance stock units issued during the nine months ended December 31, 2013:

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

To value these market-based restricted performance stock units under the Equity Compensation Plans, the Company used a Monte Carlo simulation model on the date of grant.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.  For the nine months ended December 31, 2013, the Company used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history and expectation of future dividend payout.  Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method on a tranche by tranche basis and includes the impact of estimated forfeitures.

On October 18, 2013, the board of directors approved the modification of unvested stock options to purchase 74,479 shares of common stock and unvested stock purchase rights totaling 37,000 shares of common stock held by the Company's president upon his resignation. The options held by the Company's president upon his resignation, taken as a whole, had a weighted average exercise price of $4.05 per share and range from $2.72 to $5.87 per share, and a weighted average remaining vesting term of 0.5 years. Approximately $1,068,000 of the $3,232,000 of stock-based compensation charge in the third quarter of 2013 applied to the options held by the former president of the Company and was recorded in general and administrative expenses.

As of December 31, 2013, there was $18.8 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 3.02 years.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Expected volatility	63%	68%	64%	68%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.62%	0.68%	1.86%	0.70%
Weighted average expected option term	5.59 years	4.50 years	6.00 years	5.28 years

Weighted average fair value of options granted	$5.64	$3.18	$5.64	$3.32

In accordance with ASC 718 - Stock Compensation, the Company recorded $2,069,000 and $650,000 in compensation expense relative to stock-based awards for the three months ended December 31, 2013 and 2012, and $3,827,000 and $1,471,000 for the nine months ended December 31, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, or ESPP, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable nine month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the ESPP as a compensatory plan and recorded compensation expense of $95,000 and $115,000 for the three months ended December 31, 2013 and 2012, and $350,000 and $356,000 for the nine months ended December 31, 2013 and 2012, respectively, in accordance with ASC 718.

The estimated fair value of ESPP options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Expected volatility	-	-	38%	34%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	-	0.11%	0.16%
Weighted average expected ESPP option term	-	-	0.75 years	0.75 years

Weighted average fair value of
ESPP options granted	$-	$-	$2.60	$1.45

As of December 31, 2013, there was $58,000 of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three and nine months ended December 31, 2013 and 2012.

The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and nine months ended December 31, 2013 and 2012 which was recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of service revenue	$101	$63	$237	$149
Cost of product revenue	-	-	-	1
Research and development	339	125	634	295
Sales and marketing	660	355	1,400	979
General and administrative	2,132	222	2,974	403
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax	3,232	765	5,245	1,827

Tax benefit	-	-	-	-
Stock-based compensation expense related to employee
stock options and employee stock purchases, net of tax	$3,232	$765	$5,245	$1,827

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

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and March 31, 2013 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,379	$-	$-	$14,379

Short-term investments:
Mutual funds	1,901	-	-	1,901
Total	$16,280	$-	$-	$16,280

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,376	$-	$-	$14,376

Short-term investments:
Mutual funds	1,964	-	-	1,964
Total	$16,340	$-	$-	$16,340

4. BALANCE SHEET DETAIL
	December 31,	March 31,
	2013	2013
Inventory (in thousands):
Work-in-process	$22	$23
Finished goods	806	488
	$828	$511

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$89	$1,774	$3,569	$11,934
Income from discontinued operations, net of income tax provision	-	146	890	344
Net income available to common stockholders	89	1,920	4,459	12,278

Denominator:
Common shares	79,742	71,611	75,071	71,197
Denominator for basic calculation	79,742	71,611	75,071	71,197
Employee stock options	2,982	3,023	2,938	2,947
Stock purchase rights	425	336	380	339
Employee stock purchase plan	33	18	-	-
Denominator for diluted calculation	83,182	74,988	78,389	74,483

Income per share - continuing operations
Basic	$0.00	$0.03	$0.05	$0.17
Diluted	$0.00	$0.03	$0.05	$0.16
Income per share - discontinued operations
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00
Net income per share
Basic	$0.00	$0.03	$0.06	$0.17
Diluted	$0.00	$0.03	$0.06	$0.16

The following shares attributable to outstanding stock options and stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Employee stock options	1,266	885	550	878
Stock purchase rights	18	-	190	-
Total anti-dilutive employee stock-based securities	1,284	885	740	878

6. INCOME TAXES

For the three months ended December 31, 2013, the Company recorded a benefit for income taxes of $1.3 million.  For the nine months ended December 31, 2013, the Company recorded a provision for income taxes of $0.5 million which was primarily attributable to income from continuing operations ($0.7 million), income from discontinued operations ($0.2 million) and gain on disposal of discontinued operations ($0.5 million), reduced by a tax benefit for an adjustment to credit carryforwards ($0.9 million). For the three and nine months ended December 31, 2012, the Company recorded a provision for income taxes of $0.9 million and $7.7 million which was primarily attributable to income from continuing operations including the gain on sale of patents ($0.8 million and $7.5 million, respectively) and income from discontinued operations ($0.1 million and $0.2 million respectively).

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2013, there were $3.0 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate. At December 31, 2013, the Company determined that it was more-likely-than-not that some of the unrecognized tax benefit from credit carryforwards should be realized which resulted in the recognition of $0.9 million benefit to income taxes. The Company does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2013 may be subject to examination by the Internal Revenue Service, California and various other states. As of January 24, 2014, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2009 to 2013.

7. SEGMENT REPORTING

ASC 280, "Segment Reporting" establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment.

No customer represented greater than 10% of the Company's total revenues for the three or nine months ended December 31, 2013 or 2012. The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Americas (principally US)	96%	99%	98%	99%
Europe	3%	0%	1%	0%
Asia Pacific	1%	1%	1%	1%
	100%	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	December 31,	March 31,
	2013	2013
United States	$5,787	$6,673
United Kingdom	1,352	-
Asia	346	-
Total	$7,485	$6,673

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Balance at beginning of period	$552	$376	$452	$387
Accruals for warranties	274	168	744	445
Settlements	(192)	(122)	(562)	(410)
Balance at end of period	$634	$422	$634	$422

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2014 through 2016. At December 31, 2013, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2014	$502
2015	1,579
2016	52
Total minimum payments	$2,133

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

9. GAIN ON SETTLEMENT OF ESCROW CLAIM

In December 2013, the Company settled an escrow claim for indemnification with the sellers of Contactual, Inc. Under the terms of the settlement, the Company recorded a gain of $0.6 million. Under the terms of the Contactual merger agreement and the escrow agreement, each indemnifying seller must pay his, her or its pro rata share of the obligations owed to the Company by January 30, 2014. Also, under the Contactual merger agreement each indemnifying seller may individually elect to pay such pro rata share in cash instead of shares of the Company's common stock in the escrow fund valued at the Company's average closing price of $4.146667 per share in his, her or its sole discretion. The settlement proceeds have been recognized in other income. Upon receipt of the cash or shares on or before January 30, 2014, the remaining escrow account balance will be released to the sellers.

10. PATENT SALE

On June 22, 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. In the fourth quarter of fiscal 2013, the Company collected and recognized a gain of $1.0 million attributable to a license agreement obtained by the third party purchaser. As of December 31, 2013, there remained a maximum of $2.0 million of potential future payments under the agreement based on future license agreements obtained by the third party purchaser. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

11. DISCONTINUED OPERATIONS

On September 30, 2013, the Company completed the sale of its dedicated server hosting business to IRC Company, Inc. ("IRC") and, as a result, no longer provides dedicated server hosting services. In the transaction, IRC purchased 100% of the stock of Central Host, Inc., which had been wholly owned by the Company and all of the assets specific to the dedicated server hosting business.

The Company sold its dedicated server hosting business for total consideration of $3.0 million in cash, which was received on October 1, 2013.

The dedicated server hosting business has been reported as discontinued operations. The results of operations and financial position of these discontinued operations are as follows:

Results of operations:
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue	$-	$935	$1,430	$2,993
Operating expense	-	690	922	2,417
Income before income taxes	-	245	508	576
Provision for income taxes	-	99	207	232
Income from discontinued operations	-	146	301	344
Gain on disposal of discontinued operations,
net of income tax provision of $463k	-	-	589	-

Financial position:

	December 31,	March 31,
	2013	2013
Assets
Property and equipment, net	$-	$845
Intangible assets, net	-	8
Goodwill	-	1,210
	$-	$2,063

12. ACQUISITION

Voicenet Solutions Limited

On November 11, 2013, the Company entered into a share purchase agreement with the shareholders and optionholders of Voicenet Solutions Limited ("Voicenet"), a provider of cloud communications and collaboration services in the United Kingdom (the "Transaction"). The Company completed the acquisition of Voicenet on November 29, 2013. The Company purchased all of the outstanding shares of Voicenet for total consideration transferred of $19.3 million; $3.0 million was placed in escrow and eligible for release to the Voicenet shareholders and optionholders in installments on the first and second anniversaries of the closing date. The shares of Voicenet are held by a wholly-owned subsidiary of 8x8 recently formed in the United Kingdom, such that Voicenet is an indirect, wholly-owned subsidiary of 8x8.

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the operating synergies expected to be realized through the acquisition of Voicenet and the workforce of the acquired business. The finite−lived intangible assets consist of customer relationship, with an estimated weighted-average useful life of 7 years. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using the excess earnings method. Intangible assets will be amortized on a straight-line basis.

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$854
Current assets	1,134
Property and equipment	956
Intangible asset - customer relationship	6,381
Total assets acquired	9,325
Liabilities assumed:
Current liabilities	(4,058)
Total liabilities assumed	(4,058)
Net identifiable assets acquired	5,267
Goodwill	14,061
Total consideration transferred	$19,328

Voicenet contributed revenue of approximately $0.8 million and a net loss of approximately $0.2 million for the period from the date of acquisition to December 31, 2013. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of Voicenet. Inclusion of such information would require the Company to make estimates and assumptions regarding Voicenet's historical financial results that we believe may ultimately prove inaccurate.

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

BUSINESS OVERVIEW

We develop and market a comprehensive portfolio of cloud-based communication and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These communication and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. We also provide cloud-based computing services. As of December 31, 2013, we had approximately 36,800 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of these cloud products, services and technology. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

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

SUMMARY AND OUTLOOK

In the third quarter of fiscal 2014, we displayed continued momentum in four areas. First, we saw an increase in the number of new services added during the quarter, representing a year-over-year increase of 38%, reflecting demand for our services in our domestic small and medium businesses, or SMBs, and mid-market and distributed enterprise customer market. We intend to continue to pursue opportunities to sell our comprehensive suite of services to SMBs and mid-market and distributed enterprises who wish to consolidate their cloud communications and collaborative service requirements with a single service provider.

Second, our continued focus on mid-market and channels resulted in 35% of our new monthly recurring revenue sold in the quarter coming from this sector. We continued to show an increase in the average number of services to which our new business customers subscribed, leading to improvement in our average monthly service revenue per customer.

Third, we continued to focus on selling a greater number of services to our existing customer base. Our comprehensive suite of services, combined with our highly scalable service architecture enables our customers to quickly and easily deploy additional 8x8 products and services to distributed locations and remote employees.

Fourth, we continued to build on our Global Reach initiative by acquiring Voicenet in the United Kingdom in November 2013. In addition, we installed our services infrastructure in a new Hong Kong data center in January 2014. We are in the process of migrating services for non-US customers to our new overseas infrastructure and plan to open our next data center in South America in fiscal 2015. Beyond serving the needs of existing customers, it is our intent to penetrate these markets through a variety of additional methods including strategic alliances, partners and acquisitions.

To support these initiatives and strengthen our business, we intend to continue investing in research and development and sales and marketing at rates comparable to the third quarter of fiscal 2014 for the foreseeable future.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the period ended December 31, 2013.

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

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the three and nine months ended December 31, 2013 and 2012, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

To value restricted performance stock units under the Equity Compensation Plans, we used a Monte Carlo simulation model.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.  For the three and nine months ended December 31, 2013, we used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date~~.~~ The dividend yield assumption was based on our history and expectation of future dividend payout.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics (1)
	Dec 31,	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,
	2013	2013	2013	2013	2012	2012
Gross business customer additions (2)	3,001	2,961	2,693	2,800	2,612	2,908
Number of new services sold (2)(3)	61,286	52,412	47,318	50,670	44,366	42,853
Average number of subscribed services
per new business customer (4)	20.4	17.7	17.6	18.1	17.0	14.7
Business subscriber acquisition cost
per service (5)	$ 92	$ 94	$ 96	$ 91	$ 97	$ 86

Total business customers (2)(6)	36,753	34,674	33,374	32,242	31,177	30,191
Average number of subscribed services
per business customer (7)	12.6	12.2	12.0	11.6	11.3	10.8
Business customer average monthly
service revenue per customer (8)	$ 274	$ 268	$ 263	$ 256	$ 252	$ 247

Monthly business customer churn (less
cancellations within 30 days
of sign-up) (9)	1.6%	1.5%	1.5%	1.7%	1.6%	2.4%
Monthly business service revenue churn	1.5%	1.2%	1.2%	1.2%	2.3%	0.9%

Overall service margin	81%	81%	82%	81%	80%	77%
Overall product margin	-34%	-27%	-22%	-17%	-34%	-22%
Overall gross margin	71%	71%	72%	71%	69%	69%

(1)	Selected operating statistics table include continuing operations and excludes dedicated server hosting business sold September 30, 2013.
(2)	Does not include customers of Virtual Office Solo, DNS or Cloud VPS.
(3)	Number of recurring revenue services sold to business customers during the period.
(4)	Number of new services sold divided by gross business customer additions.
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

(9)

Business customer churn is calculated by dividing the number of business customers that terminated (after the expiration of the 30-day trial) by the simple average number of business customers and dividing the result by the number of months in the period. In the quarter ended September 30, 2012, an affiliate with 411 business customers representing approximately $9,000 of monthly service revenue cancelled service. Excluding these 411 cancellations, business customer churn (less cancellations within 30 days of sign-up) was 1.9%.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$29,737	$24,023	$5,714	23.8%
Percentage of total revenue	90.8%	91.0%
Nine months ended	$84,062	$69,314	$14,748	21.3%
Percentage of total revenue	90.6%	91.2%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services, and royalties earned from cloud technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the third quarter of fiscal 2014 primarily due to the increase in our business customer subscriber base and an increase in the average monthly service revenue per customer. Our business subscriber base grew from approximately 31,500 business customers on December 31, 2012, to approximately 36,800 on December 31, 2013. The increase in revenues for the first nine months of fiscal 2014 also was primarily attributable to the increase in our business customer base from approximately 32,200 businesses on April 1, 2013 to approximately 36,800 on December 31, 2013 and an increase in the average monthly service revenue per customer.

	December 31,		Dollar	Percent
Product revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,008	$2,382	$626	26.3%
Percentage of total revenue	9.2%	9.0%
Nine months ended	$8,749	$6,656	$2,093	31.4%
Percentage of total revenue	9.4%	8.8%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three and nine months ended December 31, 2013 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three or nine months ended December 31, 2013 or 2012. The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Americas (principally US)	96%	99%	98%	99%
Europe	3%	0%	1%	0%
Asia Pacific	1%	1%	1%	1%
	100%	100%	100%	100%

	December 31,		Dollar	Percent
Cost of service revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,584	$4,890	$694	14.2%
Percentage of service revenue	18.8%	20.4%
Nine months ended	$15,579	$15,184	$395	2.6%
Percentage of service revenue	18.5%	21.9%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended December 31, 2013 increased over the comparable period in the prior fiscal year primarily due to a $0.4 million increase in expenses due to the acquisition of Voicenet, a $0.1 million increase in payroll and related expenses, a $0.1 million increase in license and fee expenses and a $0.1 million increase in other cost of service expenses.

Cost of service revenue for the nine months ended December 31, 2013 increased from the comparable period in the prior fiscal year primarily due to a $0.4 million increase in payroll and related expenses, a $0.4 million increase in expenses incurred by Voicenet, a $0.1 million increase in amortization of capitalized software costs, and a $0.1 million increase in expensed computer and software expenses. The increase in cost of service revenue was partially offset by a $0.6 million decrease in third party network service fees.

	December 31,		Dollar	Percent
Cost of product revenue	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,041	$3,203	$838	26.2%
Percentage of product revenue	134.3%	134.5%
Nine months ended	$11,171	$8,585	$2,586	30.1%
Percentage of product revenue	127.7%	129.0%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three and nine months ended December 31, 2013 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers and the acquisition of Voicenet ($0.1 million).

	December 31,		Dollar	Percent
Research and development	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,325	$2,117	$1,208	57.1%
Percentage of total revenue	10.2%	8.0%
Nine months ended	$8,301	$5,973	$2,328	39.0%
Percentage of total revenue	8.9%	7.9%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three months ended December 31, 2013, we capitalized $0.1 million of software development costs in accordance with ASC 985-20. We expensed all other research and development costs as they were incurred. The research and development expenses for the three months ended December 31, 2013 increased over the comparable period in the prior fiscal year primarily due to a $0.6 million increase in payroll and related costs, a $0.5 million increase in consulting and outside service expenses and a $0.1 million increase in travel and meal expenses, net of capitalized software development costs.

During the nine months ended December 31, 2013, we capitalized $0.6 million of software development costs in accordance with ASC 985-20. The research and development expenses for the nine months ended December 31, 2013 increased over the comparable period in the prior fiscal year due to a $1.1 million increase in payroll and related costs, a $1.0 million increase in consulting and outside service expenses, a $0.1 million increase in travel and meal expenses and a $0.1 million increase in other research and development expenses, net of the capitalized software development costs.

	December 31,		Dollar	Percent
Sales and marketing	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$16,051	$11,561	$4,490	38.8%
Percentage of total revenue	49.0%	43.8%
Nine months ended	$42,868	$32,629	$10,239	31.4%
Percentage of total revenue	46.2%	42.9%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the third quarter of fiscal 2014 increased over the same quarter in the prior fiscal year primarily because of a $2.7 million increase in payroll and related costs, a $0.4 million increase in advertising expenses, a $0.4 million increase in expenses incurred by Voicenet, a $0.3 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in indirect channel commission expenses, a $0.1 million increase in credit card discount fees, a $0.1 million increase in expensed software, $0.1 million increase in travel and meal expenses, and a $0.1 million increase in tradeshow expenses.

Sales and marketing expenses for the first nine months of fiscal 2014 increased over the same period in the prior fiscal year primarily because of a $6.2 million increase in payroll and related costs, $1.3 million increase in advertising expense, a $0.4 million increase in temporary personnel, consulting and outside service expenses, a $0.4 million increase in expenses incurred by Voicenet, a $0.4 million increase in indirect channel commission expenses, a $0.2 million increase in credit card discount fees, a $0.2 million increase in travel and meal expenses, a $0.2 million increase in trade show expenses, a $0.1 million increase in sales promotion expenses, a $0.1 million increase in expensed software, a $0.1 million increase in bad debt expense, a $0.1 million increase in recruiting expenses, and a $0.5 million increase in other sales and marketing expenses.

	December 31,		Dollar	Percent
General and administrative	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,547	$2,119	$3,428	161.8%
Percentage of total revenue	16.9%	8.0%
Nine months ended	$11,444	$6,226	$5,218	83.8%
Percentage of total revenue	12.3%	8.2%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the third quarter of fiscal 2014 increased over the same quarter in the prior fiscal year primarily because of a $2.2 million increase in payroll and related costs, including a one-time charge of approximately $0.1 million in severance pay and $1.1 million in stock-based compensation related to the resignation of the Company's president in October 2013, a $0.5 million increase in legal fees primarily related to the acquisition of Voicenet, a $0.2 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in accounting and tax expenses, a $0.1 million increase in license and fee expenses, a $0.1 million increase in facility maintenance and janitorial service expenses, a $0.1 million increase in expenses due to the acquisition of Voicenet, a $0.1 million increase in sales and use tax expense, and a $0.1 million increase in property and franchise tax expense. The increase in general and administrative expenses was partially offset by a $0.2 million reduction in other general and administrative expenses.

General and administrative expenses for the first nine months of fiscal 2014 increased over the same period in the prior fiscal year primarily because of a $3.5 million increase in payroll and related expenses, including a one-time charge of approximately $0.1 million in severance pay and $1.1 million in stock-based compensation related to the resignation of the Company's president in October 2013, a $0.7 million increase in legal expenses, a $0.2 million increase in accounting and tax expenses, a $0.2 million increase in rent expense, a $0.2 million increase in depreciation expense, a $0.2 million increase in facility maintenance and janitorial service expenses, a $0.2 million increase in sales and use tax expense, a $0.2 million increase in personal property and franchise taxes, a $0.1 million increase in temporary personnel, consulting and outside service expenses a $0.1 million increase in license and fee expenses, a $0.1 million increase in expenses due to the acquisition of Voicenet, a $0.1 million in travel and meal expenses, and a $0.1 million increase in utility expenses. The increase in general and administrative expenses was partially offset by a $0.1 million decrease in recruiting expenses and a $0.6 million decrease in other general and administrative expenses.

	December 31,		Dollar	Percent
Gain on patent sale	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	-
Percentage of total revenue	0.0%	0.0%
Nine months ended	$-	$(11,965)	$11,965	-100.0%
Percentage of total revenue	0.0%	-15.7%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents for $12.0 million in cash. We recognized a $12.0 million gain on this transaction, which we recorded as a reduction of operating expenses in the consolidated statements of operations. The gain was comprised of the $12.0 million of proceeds, net of transaction costs.

	December 31,		Dollar	Percent
Other income, net	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$586	$73	$513	702.7%
Percentage of total revenue	1.8%	0.3%
Nine months ended	$602	$90	$512	568.9%
Percentage of total revenue	0.6%	0.1%

In the three and nine months ended December 31, 2013, other income, net primarily consisted of $0.6 million gain related to settlement in December 2013 of an escrow claim related to the acquisition of Contactual, Inc. and interest income earned on our cash, cash equivalents and investments.

In the three and nine months ended December 31, 2012, other income, net primarily consisted of interest income earned on our cash, cash equivalents and investments.

	December 31,		Dollar	Percent
Provision for income tax	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$(1,306)	$814	$(2,120)	-260.4%
Percentage of income
before provision for income taxes	107.3%	31.5%
Nine months ended	$481	$7,494	$(7,013)	-93.6%
Percentage of income
before provision for income taxes	11.9%	38.6%

For the three months ended December 31, 2013, we recorded a benefit for income taxes of $1.3 million which was primarily attributable to income from continuing operations reduced by a tax benefit for an adjustment to credit carryforwards treated as a one-time item for the quarter.  For the three months ended December 31, 2012, we recorded a provision for income taxes of $0.8 million which was primarily attributable to income from continuing operations.

For the nine months ended December 31, 2013, we recorded a provision for income taxes of $0.5 million which was primarily attributable to income from continuing operations, reduced by $0.9 million for an adjustment to credit carryforwards and other true-ups for prior years that were treated as one-time items for fiscal 2014.  For the nine months ended December 31, 2012, we recorded a provision for income taxes of $7.5 million which was primarily attributable to income from continuing operations, including the gain on patent sale.

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

Income from discontinued operations,	December 31,		Dollar	Percent
net of income tax provision	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$146	$(146)	-100.0%
Percentage of total revenue	0.0%	0.6%
Nine months ended	$301	$344	$(43)	-12.5%
Percentage of total revenue	0.3%	0.5%

On September 30, 2013, we sold our dedicated server hosting business. The current and historical results of our dedicated server hosting business have been reclassified to income from discontinued operations, net of income tax provision. For the three months ended December 31,2013, we recorded a provision for income taxes of $0.1 million related to discontinued operations. For the nine months ended December 31,2013 and 2012, we recorded a provision for income taxes of $0.2 million related to discontinued operations.

Gain on disposal of discontinued	December 31,		Dollar	Percent
operations, net of income tax provision	2013	2012	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	100.0%
Percentage of total revenue	0.0%	0.0%
Nine months ended	$589	$-	$589	100.0%
Percentage of total revenue	0.6%	0.0%

For the nine months ended December 31, 2013, we recorded a gain on disposal of our dedicated server hosting business of $1.1 million, net of a tax provision of $0.5 million.

Liquidity and Capital Resources

As of December 31, 2013, we had approximately $174.0 million in cash, cash equivalents and short-term investments.

Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards. Net cash provided by operating activities for the nine months ended December 31, 2013 was approximately $11.6 million, compared with $26.0 million for the nine months ended December 31, 2012. The decrease in cash flow occurred primarily because the latter period included a $12.0 million gain on the sale of a patent family in June 2012. The decrease in cash flows was partially offset by a $0.9 million tax benefit for an adjustment to credit carryforwards treated as a one-time item in the third quarter of fiscal 2014, a $0.6 million settlement of the Contactual escrow claim and a $0.6 million gain on disposal of dedicated server hosting business, net of income taxes in the first nine months of fiscal 2014. We do not expect that the disposition of our dedicated server hosting business to have an adverse effect on our liquidity.

Net cash used in investing activities was $18.1 million during the nine months ended December 31, 2013 during which period we acquired Voicenet for $18.5 million, net of cash acquired, we spent approximately $2.0 million on the purchase of property and equipment, and we capitalized $0.6 million of software development costs. The cash used in investing activities was partially offset by the proceeds from disposition of our dedicated server hosting business. The net cash used in investing activities for the nine months ended December 31, 2012 was $5.2 million during which period we spent approximately $5.2 million on the purchase of additional furniture and fixtures and leasehold improvements in connection with our move to a new headquarters facility in San Jose, California and computer equipment.

Our financing activities for the nine months ended December 31, 2013 consisted primarily of cash from the underwritten registered offering of common stock in which it sold 14,375,000 shares for total cash proceeds of approximately $125.8 million, net of issuance costs of $0.6 million and the exercise of employee stock options and the purchase of shares under the employee stock purchase plan ($3.0 million). Cash used to repurchase shares of our common stock ($0.3 million), For the nine-month period ended December 31, 2012, our financing activities consisted primarily of cash proceeds of $1.7 million related to the exercise of employee stock options and the purchase of shares under the employee stock purchase plan and $0.3 million of cash used to repurchase shares of our common stock.

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2013 totaled $110,000 with accumulated amortization of $83,000.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At December 31, 2013, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At December 31, 2013, future minimum annual payments under these third party network service contracts were $502,000 in fiscal 2014, $1,579,000 in fiscal 2015 and $52,000 in fiscal 2016.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2013, which we filed with the Securities and Exchange Commission on May 28, 2013 and updated risk factor disclosures in Part II, Item 1A of our quarterly report on Form 10-Q filed November 8, 2013, and the following updated risk factor:

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

On December 23, 2010, the Federal Communications Commission, or FCC, adopted an order that imposes "network neutrality" obligations on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. The FCC rules became effective on November 20, 2011. Numerous parties have appealed these rules, and these appeals were consolidated before the U.S. Court of Appeals for the District of Columbia. On January 14, 2014, this appellate court ruled that the FCC's Open Internet ("network neutrality") rules prohibiting broadband providers from discriminating against third party content and prohibiting the blocking of third party content exceed the FCC's authority under the Communications Act. The Court did, however, give the FCC a partial victory by finding that the FCC has general authority over broadband Internet services under Section 706 of Telecommunications Act of 1996 which directs the FCC to encourage broadband deployment on a reasonable and timely basis and take steps to accelerate broadband deployment when such deployment is lagging. The Court also found that the FCC's reasons for adopting the Open Internet rules were sufficiently related to hastening broadband deployment. The FCC's Chairman has released a preliminary statement that the FCC is considering all options, including an appeal. The FCC can seek a rehearing by the entire D.C. Circuit or can petition for review to the Supreme Court. We cannot predict the outcome of these appeals or the impact of these rules on our business at this time. Although we believe interference with access to our products and services is unlikely, broadband Internet access provider interference has occurred, in limited circumstances in the United States, and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

Acquisitions may divert our management's attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.

In fiscal 2014, we completed one acquisition in the United Kingdom and divested our dedicated server hosting business; in fiscal 2012, we completed two acquisitions of businesses; and in fiscal 2011, we completed one acquisition and one investment in another company and, if appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

As of December 31, 2013, we had cash and cash equivalents and investments of approximately $174.0 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital to pursue our strategic objectives. We may seek additional funding through public or private equity or debt financing. We filed a shelf registration statement with the SEC that was declared effective on April 5, 2013. This shelf registration statement allows us to sell up to an additional amount of approximately $120 million of our securities, after taking into account our common stock offering in November 2013, from time to time during the three year period subsequent to the effective date of the registration statement. We might decide to raise additional debt or equity capital at such times and upon such terms as management considers favorable and in our interests, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us. Any such financings may be upon terms that are dilutive to existing stockholders. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.8(t)*	Severance Agreement and General Release
10.23(u)	Share Purchase Agreement, dated November 11, 2013, by and among 8x8 UK Investments Limited and 8x8, Inc. and the material sellers and the material optionholders and Voicenet Solutions Limited.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

(t) Incorporated by reference to exhibit 10.8 to the Registrant's Form 8-K filed November 5, 2013 (File No. 000-21783)

(u) Incorporated by reference to exhibit 2.2 to the Registrant's Form 8-K filed November 13, 2013 (File No. 000-21783).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2014

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)