Form 10-K
period 2014-03-31
8X8 INC /DE/
filed 2014-05-27
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    ☒        NO    ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $716,570,616. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 21, 2014 was 88,561,088.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2014 for the 2014 Annual Meeting of Stockholders.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED MARCH 31, 2014

PART I

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, market acceptance of new or existing services and features, success of our efforts to target mid-market and larger distributed enterprises, changes in the competitive dynamics of the markets in which we compete, customer cancellations and rate of churn, impact of current economic climate and adverse credit markets on our target customers, our ability to scale our business, our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure, risk of failure of our software, our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, introduction and adoption of our cloud communications and collaboration services in markets outside of the United States, and general economic conditions that could adversely affect our business and operating results. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2014 refers to the fiscal year ended March 31, 2014). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

We are a leading provider of unified communications and collaboration, or UCC, services in the cloud for small and medium businesses, or SMBs, and mid-market and distributed enterprises. We deliver a broad suite of UCC services to in-office and mobile devices spanning cloud telephony, virtual contact center and virtual meeting through our proprietary unified software as a service, or SaaS, platform. We currently serve approximately 38,000 business customers with over 500,000 subscriptions, making us a leading provider of UCC services in the cloud. Our software abstracts complex networking, redundancy, security and interconnection requirements to provide a seamless and easy-to-use solution for our customers. Our software also integrates with leading enterprise resource planning, or ERP, customer relationship management, or CRM, human capital management, or HCM, and other third-party application suites, such as Salesforce.com and NetSuite, to provide organizations an integrated, fully functional business communications and collaboration experience that is critical to operate their businesses.

Our customers range from startups to large, distributed enterprises. We offer customers a secure, turnkey solution which can be deployed easily through our proprietary integrated cloud services, spans the breadth of communications and collaboration needs and is provided reliably and at an affordable cost. This allows customers to focus on their business instead of trying to manage the complexities of deploying UCC platforms and integrating these platforms with other applications that have already been outsourced to the cloud, such as ERP, CRM and/or HCM.

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

Our Industry

Businesses are increasingly focused on utilizing mobility and UCC solutions to enable increased productivity, improve interactions with customers and partners, and enhance organizational agility and responsiveness. Legacy solutions have proven to be increasingly expensive and cumbersome and do not meet these evolving business requirements. Companies of all sizes are managing an increasingly mobile and globally distributed workforce that seeks to leverage multiple means of communications and collaboration, including voice, text, video and desktop. The rapid rise of mobile devices in the enterprise has created demand for "bring your own device," or BYOD, provisioning capabilities. Additionally, companies are looking to increase their competitive edge by integrating ERP, CRM and HCM applications and other back-office information technology, or IT, systems with their communications and collaboration systems. Finally, as cyber threats proliferate and hackers become more sophisticated, voice and data security and compliance are at the forefront of business requirements. Legacy providers have struggled to keep up with the new business paradigm and continue to require long, high-touch sales and setup cycles in an effort to solve carrier and hardware complexity. New cloud-based providers deliver point solutions and typically do not provide a secure, comprehensive UCC platform in the cloud.

Cloud Market Opportunity

We believe that the addressable market for our unified cloud communications and collaboration services is large, growing and underpenetrated. Our services directly address multiple markets. According to TechNavio, an independent research firm, the worldwide Unified Communications as a Service, or UCaaS market will grow at a 24.6% CAGR from $2.0 billion in 2012 to $4.9 billion in 2016. Gartner forecasts that the cloud-based Contact Center market will grow at an 18.5% CAGR from $467 million in 2012 to $921 million in 2016. The global web event services market is forecasted by Frost & Sullivan to grow at a 15.4% CAGR from $354 million in 2012 to $628 million in 2016. We address these markets with our Virtual Office, Virtual Contact Center and Virtual Meeting solutions, respectively.

We believe the market has reached an inflection point where existing legacy providers are unable to provide a broad UCC solution, and the adoption of cloud-based UCC services will increase as companies embrace its significant benefits.

Legacy Approaches are Cumbersome and Expensive

Companies are facing increasing complexity with deployments of communications and collaboration services. The exponential growth and variety of mobile devices (with employees seeking to import their personal devices into the workplace environment), a globally distributed workforce, demand for full functionality with third-party applications and other back office IT systems and increasing security and regulatory concerns create numerous challenges for companies seeking a comprehensive UCC solution, including:

  Hardware/Software Vendor, Carrier and Sub-Carrier Complexity. Establishing connectivity and communications through the myriad of hardware and software vendors, carriers, sub-carriers and international carriers is becoming ever more complex. Companies need reliable connectivity without complex configurations that require long lead times to implement.
  Device Proliferation / BYOD. The exponential growth of mobile devices has resulted in BYOD in the workplace and, as a result, has increased companies' need for communications and collaboration services in order to improve employee productivity. Furthermore, companies need to manage and secure voice and data while protecting customer privacy.

  Globally Distributed Enterprises and Workforces. Companies of all sizes and their employees are distributed globally and there is a need to support communications and collaboration across locations and between employees on a unified system that can be easily deployed and work reliably.
  Applications Requirements. As companies look to gain an edge in an increasingly competitive environment, ERP applications help improve efficiency while CRM applications help manage and streamline customer interactions and HCM applications facilitate communication with companies' employees. Many of these applications provide additional benefits and improved productivity when integrated with a communications and collaborations suite, allowing employees to communicate information quickly.
  Compliance. Increasing regulations and compliance procedures add complexity to the already difficult task of managing communications for dozens or hundreds of employees. Companies need a way to secure data and prevent fraudulent use of communication services. Additionally, a continually evolving regulatory environment requires complex software to secure voice and data communications and comply with privacy protection regulations.
  Cost of Deployment. In addition to these complex requirements, chief information officers are facing increased budget scrutiny and a need to implement a scalable solution at an affordable cost.

Shortcomings of Existing Solutions

The current market is primarily comprised of two categories of solutions that are unable to adequately address today's business communications and collaboration requirements:

  Legacy Providers. Legacy providers typically provide on-premise solutions that require a long, complex and high-touch sales and setup process with proprietary hardware. These on-premise solutions are difficult to deploy and expensive to maintain in multiple locations for a globally distributed workforce. In addition, the legacy solutions do not provide the resiliency and business continuity capabilities required by customers.
  Point Solution Cloud Providers. New cloud providers have emerged to address the need for rapid provisioning and simple deployment of communications or collaboration software. However, these solutions are typically siloed and do not currently provide a comprehensive communications and collaboration suite.

The 8x8 Solution

The 8x8 solution runs on our unified software platform. At the core of our platform are two central technologies delivering functionality for today's business requirements. Our Infrastructure Manager abstracts complex global interconnectivity between VoIP and traditional PSTN to provide easy-to-use connectivity for our customers. Our Integration Manager integrates with third-party applications, including Salesforce.com, Microsoft Dynamics, NetSuite and many others, to provide integrated applications functionality within our communications and collaboration services. We have been awarded 92 United States patents. Our solution provides the following key benefits:

  Comprehensive SaaS Suite. Our services consist of Virtual Office, Virtual Contact Center and Virtual Meeting, providing a single platform for our customers' UCC needs. Our platform is integrated and enables cross-suite functionality. Our customers receive transparent subscription pricing without the billing complexities and minute overages typically associated with traditional providers. Furthermore, software updates and related services are delivered without complex hardware or on-premise infrastructure upgrade cycles and can significantly reduce set-up times.
  Rapid Cloud Provisioning. Our UCC in the cloud solution allows for rapid provisioning of business phones and mobile devices globally. Customers only need to install our application on their mobile device or plug in our pre-configured IP phones to use a turnkey cloud telephony solution and access our software platform.
  Applications Integration. We integrate with third-party applications including Salesforce.com, Microsoft Dynamics, NetSuite, Zendesk, SugarCRM, eAgent and many others to provide enhanced functionality within our UCC services.
  Security and Compliance. We have invested heavily in complying with state and federal regulations including FISMA, HIPAA, HITECH and PCI DSS.

  Affordability. Our cloud UCC services are typically more affordable than traditional services and offer more UCC functionality at a fraction of the cost of traditional providers, even before including additional system integration costs that are likely to be incurred when deploying traditional services.

Our Strategy

Our objective is to provide our reliable, scalable and profitable cloud UCC solutions globally. We leverage our proprietary, standards-based, unified software platform to deliver innovative, easy-to-deploy, highly secure and competitively priced offerings to small and medium size business ("SMBs") and mid-market and large distributed enterprises. We intend to bring high-quality cloud telephony, virtual contact center, and virtual meeting services to businesses at an affordable price. Our cloud UCC solution enhances the way our customers communicate and collaborate. We intend to continue to focus our marketing primarily towards our business customer services.

Our Growth Initiatives

Our growth initiatives reflect our goal to be the leading global provider of UCC in the cloud. The following are key elements of our growth strategy:

  Upsell our Products and Services. Our services provide additional benefits when used in concert, and we intend to upsell our products and services by educating our customers on the additional functionality that can be achieved with our UCC platform.

  Increase Mid-Market and Distributed Enterprise Adoption. We plan to capitalize on the increasing penetration of cloud-based communications and collaboration solutions in mid-market and distributed enterprises by increasing focus on our direct and channel sales strategy.

  Expand Globally. We intend to focus on penetrating select markets outside the United States in order to capture more of the growing global market for UCC in the cloud which we believe is underpenetrated and lends itself to a cost effective and easily deployable cloud solution.

  Build New Products and Service Offerings on our Platform. We believe our unified software platform can be leveraged to offer additional products and services. We intend to integrate our service offerings further and provide additional functionality for our customers.

  Pursue Strategic Acquisitions. We intend to identify, acquire and integrate strategic technologies, assets and businesses that we believe will build out our breadth of SaaS offerings and drive growth, both domestically and internationally.

Our Platform

Our unified software platform delivers a comprehensive, easy-to-use communications and collaboration solution for SMBs and mid-market and distributed enterprises. Our Infrastructure Manager software abstracts complex global interconnectivity between VoIP and traditional PSTN, enabling a turnkey UCC solution for our customers. Additionally, our Integration Manager software integrates with third-party applications and other back-end IT systems, allowing our customers to access important data while communicating with their clients or collaborating with colleagues. These core components of our software platform enable rapid workspace and phone provisioning and seamless deployment of our UCC solutions globally. Furthermore, we have invested heavily in complying with state and federal regulations, including FISMA, HIPAA, HITECH and PCI DSS. Although we cannot ever be certain that our systems fully comply with these complex regulations, we have expended significant resources on developing software and obtaining third party risk assessments that enable us to serve customers that are required to comply with these regulations.

Our services work on smartphones, tablets, PCs, IP phones and mobile phones. In addition, our platform integrates with third party applications such as Salesforce.com, NetSuite, Microsoft Dynamics, SugarCRM, Zendesk, eAgent and many others to provide enhanced functionality.

Our Services

Virtual Office

Virtual Office, our flagship service, was launched in March 2004 and is targeted at the SMB and mid-market and distributed enterprise markets. Virtual Office is an affordable, easy-to-use alternative to traditional business phone, PBX systems or Centrex class services from legacy telecommunications providers that offers features and services neither provide. Virtual Office allows users with a broadband Internet connection anywhere in the world to be part of a virtual PBX that includes automated attendants to assist callers, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other business class PBX features typically found on premise based PBX equipment. The service is provided through our proprietary software that runs on our UCC platform located in our host data centers. In some instances, we sell pre-configured office phones used in connection with our services to our customers.

As a completely cloud-based service, Virtual Office enables SMB customers to rapidly deploy and easily manage enterprise-grade PBX and business telephony capabilities, including full mobility, with no upfront capital expense and no requirement for in-house IT resources. Furthermore, our cloud-based delivery model provides seamless connectivity across multiple offices and facilities, worldwide, for our larger mid-market and distributed enterprise customers.

Virtual Office subscribers have the ability to choose any phone number available to our subscribers regardless of a user's geographic location. Subscribers also can port existing telephone numbers, including toll-free numbers, from other service providers at no additional cost. Each extension in the virtual PBX can be located anywhere in the world that is serviced by a high-speed Internet connection. Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges from third party telecommunications carriers. Virtual Office offers the following features:

  Auto-attendant providing dial by extension, name or group;
  Unlimited calling to the US, Canada, certain additional countries and other subscribers to our services, as well as low international rates;
  Phone numbers in more than 50 countries with any desired area code for each extension;
  Conference bridge, three-way calling, music on hold, call park/pick-up, call transfer, hunt groups, and do not disturb;
  Business-class voice mail including email alerts and direct transfer to mailbox;
  Call waiting / Caller-ID;
  Distinctive tone ringing;
  Optional receptionist console application offering:
    Multiple call viewing and handling;
    Direct transfer to extension's voicemail;
    Supervised transfers; and
    View of extension status.

In order to meet the needs of our growing mid-market and distributed enterprise customers, we provide an enterprise offering of Virtual Office called Virtual Office Pro. Virtual Office Pro is a powerful unified communications service that allows subscribers to manage essential, advanced business communications functions online through a centralized web-based portal via a PC, laptop, tablet or smartphone. Integrated with Virtual Office, Virtual Office Pro enhances business productivity by providing users with a comprehensive, rapidly accessible suite of communication tools used in everyday business interactions. We also sell the Virtual Office Pro service on a standalone basis so that a business customer would no longer be required to buy a physical VoIP telephone from us in order to access our Virtual Office services. Virtual Office Pro offers the following features:

  A visual overview and online control of Virtual Office business calling activity including point-and-click access to inbound and outbound calls and call management features such as call transfer, do not disturb ("DND") and call forwarding;
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

Virtual Contact Center

We introduced the Virtual Contact Center service in July 2007. Virtual Contact Center is a fully integrated cloud-based call center solution that works with any broadband Internet connection and provides enterprise class contact center functionality combined with Virtual Office calling features. The Virtual Contact Center allows companies to quickly deploy and operate multi-channel contact centers within our Virtual Office infrastructure without the time and expense of purchasing, installing and maintaining costly, specialized equipment. Delivered entirely as a cloud service, the Virtual Contact Center requires no specialized hardware or software, no telecom equipment and no up-front capital expenditures by the customer. Virtual Contact Center offers features such as skills-based routing, multi-media management, real time monitoring and reporting, voice recording and logging, historical reporting, Interactive Voice Response, integration with third party CRM and ERP solutions, and contact and case management tools.

Virtual Meeting

We launched our Virtual Meeting service in September 2009 as an affordable, easy-to-use web event service that allows businesses to meet with customers, share and edit documents collaboratively, conduct training classes or deliver presentations from any computer with any browser from any location. Virtual Meeting allows unlimited meetings of unlimited duration for up to 50 participants per meeting. Additionally, Virtual Meeting seamlessly integrates with Virtual Office so users can easily search the corporate directory or share their workspace with other meeting participants. Virtual Meeting also enables meeting recording and management. Delivered as a cloud-based service, Virtual Meeting requires nothing more than a web browser for customers to create web events. Additionally, we offer Virtual Room, a video collaboration service, which is a low-cost alternative to traditional tele-presence solutions.

Sales, Marketing and Promotional Activities

We currently sell and market our services to end users through our direct sales force, website, and channel partners. Our sales force primarily handles inbound telephone calls and website leads which are generated from third party lead generation sources and direct web advertising such as Google, or traditional advertising channels such as in-flight magazines and billboards. Sales representatives are paid a base salary or hourly rate and monthly commission for selling our products and services. The commission is based on new sales made by the sales representative. Our sales department employs more than 100 people.

Competition

Given the breadth of our communications and collaboration platform, we face competition from a variety of firms, none of whom currently competes directly with our entire set of cloud UCC services, but who separately compete with us on one or more of such services. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and breadth of services delivered via the Internet. For more information regarding the risks associated with such competition, please refer to our "Risk Factors" below.

Incumbent Telephone Companies and Alternative Voice Communications Providers

In telephony, we face competition from incumbent telephone companies, cable companies and alternative voice and video communication providers, including cloud telephony providers. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers.

The incumbent telephone companies are our primary competitors in telephony. These competitors include AT&T, CenturyLink and Verizon Communications. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have. Moreover, they also provide some of the broadband services that are required to use our service, which is a significant competitive advantage. However, the services offered by these competitors are typically more expensive to adopt, typically require on-premise implementations and require regular hardware and IT infrastructure upgrades. Furthermore, these competitors typically provide limited functionality needed for our customers to integrate their communication systems with their IT infrastructure, therefore requiring additional system integration investments and set up.

Competitors of our cloud telephony and contact center service also include traditional PBX providers including Cisco Systems, Inc. and Avaya Holdings Corp. and other cloud telephony and contact center providers such as Comcast Corporation, inContact, Inc., Microsoft Corporation and RingCentral, Inc. These competitors have services offerings primarily limited to telephony and do not offer the breadth nor deployment simplicity of our cloud UCC services.

We believe our integrated UCC services compete favorably with our competitors because a deployment of a collection of their services offered that is equivalent to a similar deployment of our services is likely to be more expensive and difficult to manage. In addition, in a distributed office setting, on-premise solutions typically will be more expensive due to the requirement to locate on-premise equipment in each office location. Furthermore, the incumbent telephone companies may not have service offerings across the customer's entire office footprint due to the geographic centric business model of traditional telecommunications companies that limits their terrestrial service offering to geographies where they have physical network facilities. By way of example, the largest incumbent telephone exchange carriers do not have nationwide coverage across the United States for their traditional fixed line telephony service.

Communications and Collaboration Software Vendors

We also face competition from communications and collaboration vendors, including Citrix, Microsoft, VMware, Cisco and other companies. These competitors provide software solutions that compete with our cloud-based services offering in contact center, unified communications, and virtual meeting. While none of these competitors currently have services offerings that span the entire breadth of our services offerings, they each have strong software solutions for their respective communications and/or collaboration silos. Many of these competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have. However, we believe that a deployment of a collection of their software solutions that is equivalent to a similar deployment of our services is likely to be more expensive for the customer.

Operations

Our Infrastructure Manager consists of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of our Infrastructure Manager include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, detailed call record storage and billing and integration with third-party applications. We maintain a call switching platform in software that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premise equipment.

Network Operations Center

We maintain a network operations center at our headquarters in San Jose, California and employ a staff of approximately 50 individuals with experience in voice and data operations to provide 24-hour operations support, seven days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners such as Level 3 Communications, Inc. and data center providers such as Equinix, Inc. to augment our monitoring and response efforts.

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

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Level3 Communications, Verizon Communications and Inteliquent. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network.

Research and Development

The UCC in the cloud market is characterized by rapid technological changes and advancements. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services. Future development also will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, support of new customer premise equipment, new unified software services and the enhancement of existing products and services that are essential to our success.

We currently employ more than 75 individuals in research, development and engineering activities in our facilities in San Jose, California as well as outsourced software development consultants. Research and development expenses in each of the fiscal years ended March 31, 2014, 2013 and 2012 were $11.6 million, $8.1 million and $6.7 million, respectively.

Regulatory Matters

VoIP and other communications and collaboration services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and has not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings. In addition, many state regulatory agencies impose taxes on VoIP services, and certain states take the position that offerings by VoIP providers are intrastate telecommunications services and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has preempted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. However, this issue has not been resolved definitively as a matter of law, and it remains possible that the FCC could determine that such services are not information services, or that there could be a judicial or legislative determination that the states are not preempted from regulating VoIP services as traditional telecommunications services. We cannot predict how this issue will be resolved or its future impact on our business at this time.

The effect of any future laws, regulations and orders on our operations, including, but not limited to, our cloud-based communications and collaboration services, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers, which could result in making our services less competitive with traditional telecommunications services if we increase our prices or decreasing our profit margins if we attempt to absorb such costs.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectual property. As of March 31, 2014, we have been awarded 92 United States patents, more than 60 of which we currently hold and which we expect to expire between 2014 and 2032. We have additional United States and foreign patents pending. We cannot predict whether our pending patent applications will result in issued patents.

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

Geographic Areas

Most of our customers and substantially all of our revenues are in the U.S. Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2014, 2013 and 2012. We have only one reportable segment. Financial information relating to revenues generated in different geographic areas are set forth in Note 7 to our consolidated financial statements contained in Part II, Item 8 of this Report.

Employees

As of March 31, 2014, our workforce consisted of 484 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Vikram Verma, Chief Executive Officer. Vikram Verma, age 49, has served as Chief Executive Officer since September 2013 and as a director since January 2012. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Mr. Verma received a B.S.E.E. degree from Florida Institute of Technology, an M.S.E. degree from the University of Michigan in electrical engineering, and a graduate degree of Engineer in Electrical Engineering from Stanford University.

Bryan Martin, Chairman and Chief Technology Officer. Bryan Martin, age 46, has served as Chairman of the Board of Directors since December 2003, has served as the Chief Technology Officer since September 2013 and as a director since February 2002. From February 2002 to September 2013, he served as the Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Dan Weirich, Chief Financial Officer. Dan Weirich, age 40, has served as our Chief Financial Officer since July 2006. From November 2008 to March 2011, Mr. Weirich also served as our President. From June 2006 to July 2006, Mr. Weirich served as our Acting Chief Financial Officer. He was our Vice President of Operations from April 2006 to June 2006 and Director of Strategic Sales from March 2004 to April 2006. Prior to joining us, Mr. Weirich served in various roles for iAsiaWorks, Qwest Communications and Phoenix Network. He received a B.S. in International Business from the University of Colorado at Boulder.

Darren Hakeman, Senior Vice President of Product and Strategy. Darren Hakeman, age 44, has served as our Senior Vice President of Product and Strategy since September 2013. From 2009 to 2013, Hakeman worked as a strategic advisor to leading Silicon Valley companies and emerging start-ups including Authentication Metrics, Inc. (now Agari), Blackfire Research, and a major global security company. Prior to 2009, he served as Senior Vice President of Operations for a SaaS Business Unit of Lockheed Martin that emerged following Lockheed's acquisition of Savi Technology, Inc. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Huw Rees, Senior Vice President of Business Development. Huw Rees, age 53, has served as Senior Vice President of Business Development and Vice President of Business Development since November 2008. From January 2001 to November 2008, Mr. Rees served as our Vice President, Sales and Marketing. He served as the Chairman and Chief Executive Officer of the Company's wholly owned subsidiary, Centile, Inc., from July 2001 until September 2003. Additionally, he served as Vice President, Sales and Business Development of Centile from March 2001 to July 2001. He served as Vice President, Sales of the Solutions Group of the Company from August 2000 until February 2001 and as Director, North American Sales of the Company from April 1999 to August 2000. He previously worked at Mitel Corporation as Sales Manager of the Western Region and also in sales management roles at GEC Plessey Inc. and Marconi PLC. He received a B.Sc. (Hons) from the University of Manchester, Institute of Science and Technology in Electrical and Electronic Engineering and a M.B.A. from the University of LaVerne.

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

Historically, our core service offerings have been our cloud telephony and contact center services, which contributed a substantial majority of our revenues in fiscal years ended March 31, 2014, 2013 and 2012. Marketing and selling new and enhanced features and services, and additional communications and collaboration offerings, may require increasingly sophisticated and costly sales efforts. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and their reactions to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our business may suffer.

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

We currently derive a minority of our revenues from sales of our cloud communications and collaboration services to mid-market and larger distributed enterprises, but we believe penetrating these customers is key to our future growth. As we target more of our sales efforts to mid-market and larger distributed enterprises, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and customization challenges, and revenue recognition may be delayed for some complex transactions, all of which could harm our business and operating results. In this market segment, the customer's decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. As a result of these factors, these sales opportunities may require us to devote greater sales support and engineering services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and engineering resources to a smaller number of larger transactions, while potentially delaying revenue recognition on transactions for which we must meet technical or implementation requirements. Furthermore, we may invest significant time and resources with no assurance that a sale will ever be made. We also face challenges building and training an integrated sales force capable of fully addressing the services and features contained in all of the components in our communications and collaboration suite, as well as a staff of expert engineering and customer support personnel capable of addressing the full range of installation and deployment issues that can arise with a comprehensive suite of services like ours. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. If we fail to effectively execute our strategy to target mid-market and larger distributed enterprises, our results of operations and our overall ability to grow our customer base could be materially and adversely affected.

In addition, larger customers may demand more features, integration services and customization. We have a limited history of selling our services to larger businesses and have experienced and may continue to experience new challenges in providing our cloud communications and collaboration services to large customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we might incur additional costs to address the situation, the profitability of that work might be impaired, and the customer's dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, could further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

Given the significant price competition in the markets for our services, we are at a significant disadvantage compared with many of our competitors, especially those with substantially greater resources who may be better able to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust our expenses to compensate for such shortfall. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

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

We recorded operating income of $3.1 million for the fiscal year ended March 31, 2014 and ended the period with an accumulated deficit of $106.7 million. We recorded operating income adjusted for discontinued operations of approximately $22.7 million and $8.6 million for the fiscal years ended March 31, 2013 and 2012, respectively. Although we have achieved operating income in each of our four most recent fiscal years, we suffered operating losses in each of the three prior fiscal years and may incur operating losses in the future, which may be substantial. As we expand our geographic reach and service offerings, and further invest in research and development and sales and marketing, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to maintain operating profitability on an annual basis or on a quarterly basis in the future.

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

Our average monthly business service revenue churn was 1.3% for the fiscal year ended March 31, 2014 compared with 1.7% for the fiscal year ended March 31, 2013. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers of communications and collaborations services, alternative technologies, and adverse business conditions also influence our churn rate.

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

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. Even though our customer churn rates improved in fiscal 2014, we believe that between 25% and 50% of our total customer churn is related to customers' financial condition and we cannot be certain that we will continue to experience the same improvement in churn rates given current economic conditions. Due to the length of our sales cycle, especially in adding new mid-market and larger distributed enterprises as customers, we may experience delays in acquiring new customers to replace those that have terminated our services. Such delays would be exacerbated if general economic conditions worsen. An increase in churn, particularly in challenging economic times, could have a negative impact on the results of our operations.

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

The functionality and popularity of our communications and collaboration services depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management and other proprietary application suites. Third-party providers of applications and application programmable interfaces, or APIs, may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back- end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

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

On January 14, 2014, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded part of the Commission's Open Internet rules.  Subsequently, on May 15, 2014, the Federal Communications Commission or FCC released a Notice of Proposed Rulemaking to consider new rules.  We cannot predict the outcome of this rulemaking or predict whether any new rules will be subject to a legal appeal.  Although we believe interference with access to our products and services is unlikely, broadband Internet access provider interference has occurred in limited circumstances in the United States and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

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

But, like all other companies in the marketplace, there is no guarantee that we will not be adversely impacted by cyber attacks. If our employees or third parties obtain unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by federal and state law enforcement agencies, and exposure to fines or penalties, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as HIPAA, a security breach that exposes protected information may make us susceptible to claims of false advertising and unfair trade practices for misrepresenting our level of compliance, in addition to any liability we may have for the breach itself.

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

We must maintain Payment Card Industry Data Security Standard, or PCI DSS, compliance to bill our customers via credit card. If we fail to meet minimum-security standards for PCI DSS compliance, credit card providers such as American Express Company or Visa Inc. could refuse to process credit card transactions on our behalf and our ability to collect payments from our customers would be adversely impacted.

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

As a provider of "cloud-based" services, our services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyber attacks. Our headquarters, global networks operations center and one of our third- party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. Any of these events could have a material adverse impact on our business.

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

We have recently been named as defendants in four patent infringement lawsuits. On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. On March 31, 2014, we were named a defendant in a lawsuit, CallWave Communications LLC v. 8x8, Inc. On April 23, 2014, we were named but not served as a defendant in a lawsuit, TQP Development LLC v. 8x8, Inc. On April 30, 2014 (and before any service of the complaint), TQP Development filed papers to dismiss this lawsuit and other lawsuits that were filed on or about the same time. If we are found to be infringing on the intellectual property rights of any third party in these lawsuits or other claims and proceedings that may be asserted against us in the future, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows. More information regarding the four pending suits is provided under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Inability to protect our proprietary technology would disrupt our business.

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2014, we had been awarded 92 United States patents, more than 60 of which we currently hold and which we expect to expire between 2014 and 2032. We have additional United States and foreign patents pending. We cannot predict whether such pending patent applications will result in issued patents, and if they do, whether such patents will effectively protect our intellectual property. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, infringed or misappropriated. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.

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

On November 29, 2013, we acquired Voicenet Solutions Limited ("Voicenet"), a UK-based provider of cloud communications and collaboration services in the United Kingdom. In fiscal 2012, we completed two acquisitions of businesses. In fiscal 2011, we completed one acquisition and one investment in another company. If appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

For example:

  The FCC has implemented network neutrality rules in the past and is considering new rulemaking proceedings regarding network neutrality. In December 2010, the FCC adopted new net neutrality rules that would protect services like ours from such interference. Several parties sought judicial review of the FCC's net neutrality rules, and in January 2014 the anti-blocking and unreasonable discrimination provisions of the rules were vacated. While the court ruling did not foreclose the FCC from adopting anti-blocking or non-discrimination rules, interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets. Most foreign countries have not adopted formal net neutrality rules like those adopted by the FCC.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In November 2013, we acquired Voicenet, demonstrating our commitment to expand our business outside of North America. The risks and challenges associated with sales of our cloud communications and collaboration services to customers outside North America are different in some ways from those associated with sales in North America, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives will involve a variety of risks, including:

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

As of March 31, 2014, we had cash and cash equivalents and investments of approximately $178.4 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital to pursue our strategic objectives. We may seek additional funding through public or private equity or debt financing, including pursuant to the shelf registration statement of which this prospectus supplement is a part. We might decide to raise additional debt or equity capital at such times and upon such terms as management considers favorable and in our interests, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us. Any such financings may be upon terms that are dilutive to existing stockholders. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in San Jose, CA in a facility that is approximately 104,657 square feet of leased office space. Outside the United States our operations are conducted primarily in leased sites located in the United Kingdom. We believe our facilities will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases see Note 4 to the consolidated financial statements contained in Part II, Item 8 of this Report.

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

On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, we were dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, we were sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. We believe we have factual and legal defenses to these claims and are presenting a vigorous defense.  Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds and affecting each claim of the patent which is the basis for the complaint filed against us.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, we filed an informational pleading in support of and joining a motion to stay the proceeding in the District Court; the District Court granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority.  On March 24, 2014, the USPTO issued another Office Action in which the rejections of the claims are maintained.  We cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. The lawsuit alleges infringement of a patent that is now believed to have expired. On November 1, 2011, Klausner dismissed the Complaint voluntarily and filed new complaints separating the defendants, including a new Complaint against 8x8. We believe we have factual and legal defenses to these claims and are presenting a vigorous defense.  On March 21, 2013, the District Court granted 8x8's Motion to Change Venue, and has ordered the transfer of the case to the US District Court for the Northern District of California. An answer to the complaint was filed on April 25, 2014.  We cannot estimate potential liability in this case at this early stage of the litigation.

On March 31, 2014, we were named a defendant in a lawsuit, CallWave Communications LLC v. 8x8, Inc.  CallWave Communications also sued Fonality Inc. on March 31, 2014, and previously sued other companies including Verizon, Google, T-Mobile, and AT&T.  We are currently assessing factual and legal defenses to these claims and expect to present a vigorous defense.  We have not answered the complaint yet and cannot estimate potential liability in this case at this early stage of the litigation.

On April 23, 2014, we were named but not served as a defendant in a lawsuit, TQP Development, LLC v. 8x8, Inc. On April 30, 2014 (and before any service of the complaint), TQP Development filed papers to dismiss this lawsuit and other lawsuits that were filed on or about the same time.

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

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 15, 2014, there were 251 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2014:
First quarter	$ 8.27	$ 6.47
Second quarter	$ 10.84	$ 8.37
Third quarter	$ 11.95	$ 8.95
Fourth quarter	$ 11.47	$ 9.56
Fiscal 2013:
First quarter	$ 4.36	$ 3.80
Second quarter	$ 7.02	$ 4.14
Third quarter	$ 7.58	$ 5.62
Fourth quarter	$ 7.95	$ 6.00

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2009 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA
	Years Ended March 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Total revenues	$128,597	$103,786	$83,372	$70,163	$63,396
Net income	$2,514	$13,939	$69,228	$6,494	$3,879
Net income per share:
Basic	$0.03	$0.20	$1.04	$0.10	$0.06
Diluted	$0.03	$0.19	$0.99	$0.10	$0.06
Total assets	$299,203	$152,611	$130,733	$26,584	$23,712
Fair value of warrant liability	$-	$-	$-	$-	$167
Accumulated deficit	$(106,665)	$(109,179)	$(123,118)	$(192,346)	$(198,840)
Total stockholders' equity	$278,178	$137,033	$118,450	$15,861	$13,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of UCC services in the cloud for SMBs and mid-market and distributed enterprises. We deliver a broad suite of UCC services to in-office and mobile devices spanning cloud telephony, virtual contact center and virtual meeting through our proprietary unified SaaS platform. We currently serve approximately 38,000 business customers with over 500,000 subscriptions, making us a leading provider of UCC services in the cloud. Our software abstracts complex networking, redundancy, security and interconnection requirements to provide a seamless and easy-to-use solution for our customers. Our software also integrates with leading ERP, CRM, HCM and other third-party application suites, such as Salesforce.com and NetSuite, to provide organizations an integrated, fully functional business communications and collaboration experience that is critical to operate their businesses.

SUMMARY AND OUTLOOK

In fiscal year 2014, we displayed continued momentum in four areas. First, we saw an increase in the number of new services added during the year, representing a year-over-year increase of 26%, reflecting demand for our services in our domestic small and medium businesses, or SMBs, and mid-market and distributed enterprise customer market. We intend to continue to pursue opportunities to sell our comprehensive suite of services to SMBs and mid-market and distributed enterprises who wish to consolidate their cloud communications and collaborative service requirements with a single service provider.

Second, our continued focus on mid-market and distributed enterprise customers resulted in 34% of our new monthly recurring revenue sold in the fiscal year coming from this the mid-market and channel sales teams that target these customers compared with 25% in fiscal 2013. We continued to show an increase in our average monthly service revenue per customer to $287 in the fourth quarter of fiscal 2014 compared to $256 in the same period of fiscal 2013 which is the result of our success in selling to larger, more established customers.

Third, we continued to focus on selling a greater number of services to our existing customer base. Our comprehensive suite of services, combined with our highly scalable service architecture enables our customers to quickly and easily deploy additional 8x8 products and services to distributed locations and remote employees.

Fourth, we continued to build on our Global Reach initiative by acquiring Voicenet in the United Kingdom in November 2013. In addition, we installed our services infrastructure in a new Hong Kong data center in January 2014. We are in the process of migrating services for non-US customers to our new overseas infrastructure. Beyond serving the needs of existing customers, it is our intent to penetrate these markets through a variety of additional methods including strategic alliances, partners and acquisitions.

To support these initiatives and strengthen our business, we intend to continue investing in research and development and sales and marketing at rates comparable to the third and fourth quarters of fiscal 2014 for the foreseeable future.

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

Service and Product Revenue

We recognize revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 985-605, we record shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. We defer recognition of revenue on product sales to distributors, retailers, and resellers until the products have been sold to the end customer.

We record revenue net of any sales-related taxes that are billed to its customers. We believe this approach results in consolidated financial statements that are more easily understood by users.

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

Multiple Element Arrangements

ASC 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 cloud service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, we allocate the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

VSOE generally exists only when we sell the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant TPE. TPE is determined based on manufacturer's prices for similar deliverables when sold separately, when possible. When we are unable to establish selling price using VSOE or TPE, we use BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

  the price list established by its management which is typically based on general pricing practices and targeted gross margin of products and services sold; and

  analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

In accordance with the guidance of ASC 605-25, when we enter into revenue arrangements with multiple deliverables we allocate arrangement consideration, including activation fees, among the 8x8 IP telephones and subscriber services based on their relative selling prices. Arrangement consideration allocated to the IP telephones that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed above under Item 1A,"Risk Factors."

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2014, the accounts receivable balance was $5,503,000, net of an allowance for doubtful accounts of $629,000, including a reserve for disputed credits, and an estimated returns reserve of $163,000. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.

Income and Other Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax expense and to assess temporary differences resulting from book-tax accounting differences for items such as accrued vacation. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would reduce income tax expense in the period such determination was made.

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which include net operating loss and tax credit carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. During the fourth quarter of fiscal 2012, we reassessed the need for a valuation allowance against our net deferred tax asset and concluded that it was more likely than not that we would be able to realize a significant portion of our deferred tax assets. Accordingly, we released most of our valuation allowance related to our deferred tax asset which resulted in a credit to the income statement of approximately $62.1 million. We determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) our attainment of three consecutive years of net income, (2) the acquisition of Contactual in the second quarter of fiscal 2012, (3) the completion of the Section 382 ownership analysis under the Internal Revenue Code for Contactual in the fourth quarter of fiscal 2012. During the fourth quarters of fiscal 2014 and 2013, we evaluated the need for a valuation allowance against our net deferred tax asset and concluded that an additional allowance was needed. Therefore, we increased our valuation allowance related to our state and federal net operating loss and tax credit carryovers which resulted in reversals of previous income statement credits of approximately $1.3 million and $1.0 million, respectively. We determined that an increase in our valuation allowance was appropriate as a result of the change in the net income apportionment methodology in California and the acquisition of Voicenet in the third quarter of fiscal 2014. In making this determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of March 31, 2014, the net deferred tax asset on the consolidated balance sheet represented the projected tax benefit we expect to realize. We continue to maintain a valuation allowance against the portion of our deferred tax assets that we believe we will not be able to utilize.

We have received inquiries, demands or audit requests from several state, municipal and 9-1-1 taxing agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We recorded $0.1 million, $0 and $0 of expense for the years ended March 31, 2014, 2013 and 2012, respectively, for estimated tax exposure for such assessments.

Stock-Based Compensation

We account for our employee stock options, stock purchase rights, restricted stock units, and restricted performance stock units granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, the 2012 Equity Incentive Plan, the 2013 New Employee Inducement Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation . Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2014, 2013 and 2012, was measured based on ASC 718 criteria. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures. Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the twelve months ended March 31, 2014 and 2013, we used the historical volatility of our stock over a period equal to the expected life of the options to their fair value. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

To value restricted performance stock units under the Equity Compensation Plans, we used a Monte Carlo simulation model.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.  For the twelve months ended March 31, 2014, we used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics (1)
	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Gross business customer additions (2)	3,276	3,001	2,961	2,693	2,800
Number of new services sold (2)(3)	64,312	61,286	52,412	47,318	50,670
Average number of subscribed services
per new business customer (4)	19.6	20.4	17.7	17.6	18.1
Business subscriber acquisition cost
per service (5)	$84	$92	$94	$96	$91

Total business customers (2)(6)	37,933	36,753	34,674	33,374	32,242
Average number of subscribed services
per business customer (7)	13.5	12.6	12.2	12.0	11.6
Business customer average monthly
service revenue per customer (8)	$287	$274	$268	$263	$256

Monthly business customer churn (less
cancellations within 30 days
of sign-up) (9)	1.7%	1.6%	1.5%	1.5%	1.7%
Monthly business service revenue churn	1.2%	1.5%	1.2%	1.2%	1.2%

Overall service margin	79%	81%	81%	82%	81%
Overall product margin	-23%	-34%	-27%	-22%	-17%
Overall gross margin	70%	71%	71%	72%	71%

(1)	Selected operating statistics table include continuing operations and excludes dedicated server hosting business sold September 30, 2013.
(2)	Does not include customers of Virtual Office Solo, DNS or Cloud VPS.

(3)	Number of recurring revenue services sold to business customers during the period.
(4)	Number of new services sold divided by gross business customer additions.
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

We have minimal seasonality in our business but typically sales of new subscriptions in our fourth fiscal quarter are greater than any of the first three quarters of the fiscal year. We believe this occurs because the customers we target have a tendency to spend a relatively greater portion of their annual capital budgets at the beginning of the calendar year compared with each of the last three quarters of the year.

REVENUE
	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Service revenue	$116,607	$94,384	$75,951	$22,223	23.5%	$18,433	24.3%
Percentage of total revenue	90.7%	90.9%	91.1%

Service revenue consists primarily of revenues attributable to the provision of our cloud communication and collaboration services and royalties earned from cloud technology licenses. We expect that cloud communication and collaboration service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2014, compared with fiscal year 2013, was primarily attributable to an increase in our business customer subscriber base and an increase in the average monthly service revenue per customer. Our business service subscriber base grew from approximately 32,500 customers at the end of fiscal 2013 to approximately 38,000 customers on March 31, 2014. We expect the trends to continue in future periods.

The increase in fiscal year 2013, compared with fiscal year 2012, was primarily attributable to an increase in cloud communications and collaboration service revenues resulting from growth of our business service subscriber base. Our business service subscriber base grew from approximately 28,500 customers at the end of fiscal 2012 to approximately 32,500 customers on March 31, 2013. The increase was partially offset by a decrease in customers of our residential services. Those changes were consistent with the redirection of our marketing efforts toward our business customer service.

	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Product revenue	$11,990	$9,402	$7,421	$2,588	27.5%	$1,981	26.7%
Percentage of total revenue	9.3%	9.1%	8.9%

Product revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service.

The increase in fiscal year 2014 from fiscal year 2013 resulted from a $2.6 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

The increase in fiscal year 2013 from fiscal year 2012 resulted from a $2.0 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

No single customer represented more than 10% of our total revenues during fiscal 2014, 2013 or 2012.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment (in thousands):

	Years Ended March 31,
	2014	2013	2012
Americas (principally US)	97%	99%	99%
Europe	2%	0%	0%
Asia Pacific	1%	1%	1%
	100%	100%	100%

COST OF REVENUE
	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Cost of service revenue	$22,445	$19,928	$15,974	$2,517	12.6%	$3,954	24.8%
Percentage of service revenue	19.2%	21.1%	21.0%

Cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

The increase in cost of service revenue for fiscal 2014 from fiscal 2013 was primarily due to a $0.9 million increase in payroll and related expenses, a $0.8 million increase in third party network service expenses, a $0.2 million increase in consultant and outside service expenses and a $0.2 million increase in repair and maintenance expenses.

The increase in cost of service revenue for fiscal 2013 from fiscal 2012 was primarily due to a $2.5 million increase in third party network service expenses, a $0.9 million increase in payroll and related expenses, a $0.4 million increase in depreciation expenses, a $0.4 million increase in amortization expense due to intangibles acquired in acquisitions, a $0.1 million increase in consultant and outside service expenses. The increase in cost of service revenues was partially offset by a $0.3 million reduction in license and fee expenses.

	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Cost of product revenue	$15,170	$11,801	$9,822	$3,369	28.5%	$1,979	20.1%
Percentage of product revenue	126.5%	125.5%	132.4%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the product.

The increase in the cost of product revenue for fiscal 2014 from fiscal 2013 was primarily due to a $2.7 million increase in the shipment of equipment to our business customers, a $0.3 million increase in warranty expense, and a $0.2 million increase in freight costs.

The increase in the cost of product revenue for fiscal 2013 from fiscal 2012 was primarily due to a $1.8 million increase in the shipment of equipment to our business customers, a $0.1 million increase in warranty expense, and a $0.1 million increase in freight costs.

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Research and development	$11,633	$8,147	$6,745	$3,486	42.8%	$1,402	20.8%
Percentage of total revenue	9.0%	7.8%	8.1%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the fiscal year ended March 31, 2014, we capitalized $0.8 million of software development costs in accordance with ASC 985-20. We expensed all other research and development costs as they were incurred.

The increase in research and development expenses for fiscal 2014 from fiscal 2013 was primarily attributable to a $1.7 million increase in payroll and related expenses and a $1.5 million increase in temporary personnel, consulting and outside service expenses.

The increase in research and development expenses for fiscal 2013 from fiscal 2012 was primarily attributable to a $1.1 million increase in payroll and related expenses, a $0.1 million increase in recruiting expenses, and a $0.2 million increase in other research and development expenses.

SALES AND MARKETING EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Sales and marketing	$60,906	$45,573	$36,227	$15,333	33.6%	$9,346	25.8%
Percentage of total revenue	47.4%	43.9%	43.5%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in sales and marketing expenses for fiscal 2014 from fiscal 2013 was primarily due to a $10.2 million increase in payroll and related expenses from an increase in our sales force, a $1.1 million increase in advertising expenses, a $0.8 million increase in temporary personnel, consulting and outside service expenses, a $0.5 million increase in third party sales commissions, a $0.5 million increase in travel and meal expenses, a $0.4 million increase in credit card processing fees, a $0.3 million increase in trade show expenses, a $0.3 million increase in amortization expense due to intangibles acquired in acquisitions and a $0.2 million increase in expensed computer, software and light furniture.

The increase in sales and marketing expenses for fiscal 2013 from fiscal 2012 was primarily due to a $6.4 million increase in payroll and related expenses from an increase in our sales force, a $0.9 million increase in advertising expenses, a $0.4 million increase in third party sales commissions, a $0.3 million increase in sales promotion expenses, a $0.3 million increase in bad debt expense, a $0.2 million increase in amortization expense due to intangibles acquired in acquisitions, a $0.2 million increase in travel and meal expenses and a $0.7 million net increases in other sales and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
General and administrative	$15,368	$8,558	$5,973	$6,810	79.6%	$2,585	43.3%
Percentage of total revenue	12.0%	8.2%	7.2%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

The increase in general and administrative expenses for fiscal 2014 from fiscal 2013 was primarily due to a $4.8 million increase in payroll and related expenses including a one-time charge of approximately $0.1 million in severance pay and $1.1 million in stock-based compensation related to the resignation of the Company's president in October 2013, a $0.6 million increase in legal expenses, a $0.6 million increase in facility lease and maintenance expenses, a $0.2 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in sales and use tax expense, a $0.2 million increase in property and franchise tax expenses, and a $0.2 million increase in accounting and tax expenses.

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

GAIN ON PATENT SALE
	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Gain on patent sale	$-	$(12,965)	$-	$12,965	N/A	$(12,965)	N/A
Percentage of total revenue	0.0%	-12.5%	0.0%

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

INTEREST INCOME (LOSS) AND OTHER, NET
	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Interest income (loss) and other, net	$742	$105	$(305)	$637	606.7%	$410	-134.4%
Percentage of total revenue	0.6%	0.1%	-0.4%

This item primarily consisted of gain on settlement of escrow claim, capital gains distribution and interest income in fiscal 2014 and capital gains distribution and interest income in fiscal 2013. Our interest income (loss) and other, n consists of an impairment charge to write down the strategic investment in Stonyfish, Inc. and interest and investment income earned on our cash, cash equivalents and investment balances in fiscal 2012.

The increase in other income (loss) and other, net for fiscal 2014 from fiscal 2013 consists primarily of an increase in gain on settlement of escrow claim, interest income earned on investments and capital gain distributions due on mutual funds.

The increase in other income (loss) and other, net for fiscal 2013 from fiscal 2012 consists primarily of an increase in capital gain distributions due on mutual funds and interest income earned.

PROVISION (BENEFIT) FOR INCOME TAXES

	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Provision (benefit) for income taxes	$2,219	$9,399	$(62,354)	$(7,180)	-76.4%	$71,753	-115.1%
Percentage of total revenue	1.7%	9.1%	-74.8%

We recorded an income tax provision of $2.2 million in fiscal year 2014 of which $0.9 million related to net income from operations and $1.3 million due to an increase in our valuation allowance. During the fourth quarter of fiscal 2014, we evaluated the need for a valuation allowance against our net deferred tax asset and determined that an additional $1.3 million was needed for certain net operating loss and research credit carryovers that may expire before utilization. Therefore, we increased the valuation allowance related to the deferred tax asset which resulted in an additional provision for income taxes to the consolidated income statement of approximately $1.3 million.

We recorded an income tax provision of $9.4 million in fiscal year 2013 of which $8.4 million related to net income from operations, including the sale of patent under our patent purchase agreement, and $1.0 million due to an increase in our valuation allowance. During the fourth quarter of fiscal 2013, we evaluated the need for a valuation allowance against our net deferred tax asset and determined that an additional $1.0 million was needed for certain net operating loss carryovers that may expire before utilization. Therefore, we increased the valuation allowance related to the deferred tax asset which resulted in a debit to the consolidated income statement of approximately $1.0 million.

At March 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $149.2 million and $93.5 million, respectively that expire at various dates beginning in 2015 and continuing through 2034. In addition, at March 31, 2014, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $2.7 million and $4.4 million, respectively. The federal credit carryforwards will begin expiring in 2021 continuing through 2034, while the California credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be limited in certain circumstances.

At March 31, 2014 and 2013, we had net deferred tax assets before valuation allowances of approximately $55.4 million and $55.6 million, respectively.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES
	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Income (loss) from discontinued
operations, net of income
tax provision	$320	$489	$(1,452)	$(169)	-34.6%	$1,941	-133.7%
Percentage of total revenue	0.2%	0.5%	-1.7%

On September 30, 2013, we sold our dedicated server hosting business. The current and historical results of our dedicated server hosting business have been reclassified to income (loss) from discontinued operations, net of income tax provision. For the years ended March 31, 2014, 2013 and 2012, income taxes were $0.2, million, $0.3 million and $0 million, respectively.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES

	Years Ended March 31,			Year-over-Year Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollar amounts in thousands)
Gain on disposal of discontinued operations,
net of income tax provision	$596	$-	$-	$596	N/A	$-	N/A
Percentage of total revenue	0.5%	0.0%	0.0%

For the year ended March 31, 2014, we recorded a gain on disposal of our dedicated server hosting business of $1.1 million, net of a tax provision of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had $178.4 million of cash and cash equivalents and investments. By comparison, at March 31, 2013, we had $52.3 million in cash and cash equivalents and investments. We currently have no borrowing arrangements. We believe we have sufficient liquidity to fund operations for the foreseeable future. In addition, we have a shelf registration statement that would allow us to raise up to an additional $123.7 million from the sale of new securities of ours. Please refer to Part I, Item 1A, Risk Factors "We may need to raise additional capital to support our future operations."

2014 to 2013

Net cash provided by operating activities for fiscal 2014 was $14.9 million, compared with $31.8 million provided by operating activities for fiscal 2013. Cash used in or provided by operating activities has historically been affected by:

  the amount of net income;
  sales of subscriptions;
  changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals;
  add-backs of non-cash expense items such as depreciation and amortization; and
  the expense associated with stock options and stock-based awards.

Net cash used in investing activities was $136.5 million in fiscal 2014, compared with $5.9 million used in investing activities in fiscal 2013. The increase in cash used in investing activities during fiscal 2014 was primarily related to the purchase of investments ($141.6 million) and the acquisition of a business ($18.5 million). The increase in cash used in investing activities during fiscal 2014 was partially offset by the sale of investments in fiscal 2014 ($24.2 million).

Net cash provided by financing activities was $130.5 million in fiscal 2014, compared with $2.0 million in financing activities in fiscal 2013. Our financing activities for fiscal 2014 provided cash of approximately $125.8 million, net of issuance costs of $0.6 million, related to underwritten registered offering of common stock in which we sold 14,375,000 shares and $5.2 million due to issuance of common stock under our employee stock purchase plan and the issuance of shares related to the exercise of options. The cash provided by financing activities in fiscal 2014 was partially offset by $0.5 million due to repurchase of restricted shares and payment of capital leases.

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

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2014 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2015	2016	2017	2018	2019	Thereafter
Capital leases	$139	$40	$-	$-	$-	$-
Office leases	1,745	1,803	1,853	1,789	1,843	1,093
Purchase obligations
Third party customer support provider	2,158	-	-	-	-	-
Third party network service providers	1,809	52	-	-	-	-
Open purchase orders	48	-	-	-	-	-
	$5,899	$1,895	$1,853	$1,789	$1,843	$1,093

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We lease our UK headquarters in Aylesbury UK under an operating lease agreement that expires in March 2017, with a break clause in March 2015 exercisable with six months' notice.  The lease has a base monthly rent of $10,700 until March 2015, rising to $11,522 thereafter, and requires us to pay property taxes, service charges, utilities and normal maintenance costs.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $430,000. The agreement requires a 150-day notice to terminate. At March 31, 2014, the total remaining obligation under the contract was $2.2 million.

We entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2015 through 2016. At March 31, 2014, the total remaining obligations under these contracts were $1.9 million.

At March 31, 2014, we had open purchase orders of $48,000, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

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

During the years ended March 31, 2014 and 2013, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company), as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2014. We also have audited the Company's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Management's Report on Internal Control Over Financial Reporting, on November 29, 2013, the Company acquired Voicenet Solutions Limited ("Voicenet"). For the purposes of assessing internal control over financial reporting, management excluded Voicenet, whose financial statements constitute 2% of the Company's consolidated total assets (excluding $20.8 million of goodwill and intangible assets, net, which were integrated into the Company's control environment) and 3% of consolidated net revenues as of and for the year ended March 31, 2014. Accordingly, our audit did not include the internal control over financial reporting of Voicenet. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc., as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
May 27, 2014

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$59,159	$50,305
Short-term investments	47,181	1,964
Accounts receivable, net	5,503	3,880
Inventory	811	511
Deferred cost of goods sold	263	182
Deferred tax asset	2,065	6,096
Other current assets	1,951	732
Total current assets	116,933	63,670
Long-term investments	72,021	-
Property and equipment, net	7,711	6,673
Intangible assets, net	15,095	10,194
Goodwill	38,461	25,150
Non-current deferred tax asset	47,797	46,352
Other assets	1,185	572
Total assets	$299,203	$152,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,789	$5,644
Accrued compensation	4,583	3,629
Accrued warranty	660	452
Accrued taxes	2,323	1,912
Deferred revenue	1,857	1,236
Other accrued liabilities	1,909	862
Total current liabilities	18,121	13,735

Non-current liabilities	1,619	1,843
Non-current deferred revenue	1,285	-

Total liabilities	21,025	15,578

Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2014 and 2013	-	-
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 88,525,015 shares and 72,108,980 shares
at March 31, 2014 and 2013, respectively	88	72
Additional paid-in capital	384,325	246,176
Accumulated other comprehensive gain (loss)	430	(36)
Accumulated deficit	(106,665)	(109,179)
Total stockholders' equity	278,178	137,033
Total liabilities and stockholders' equity	$299,203	$152,611

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2014	2013	2012
Service revenue	$116,607	$94,384	$75,951
Product revenue	11,990	9,402	7,421
Total revenue	128,597	103,786	83,372

Operating expenses:
Cost of service revenue	22,445	19,928	15,974
Cost of product revenue	15,170	11,801	9,822
Research and development	11,633	8,147	6,745
Sales and marketing	60,906	45,573	36,227
General and administrative	15,368	8,558	5,973
Gain on patent sale	-	(12,965)	-
Total operating expenses	125,522	81,042	74,741
Income from operations	3,075	22,744	8,631
Other income (loss), net	742	105	(305)
Income from continuing operations before
provision (benefit) for income taxes	3,817	22,849	8,326
Provision (benefit) for income taxes	2,219	9,399	(62,354)
Income from continuing operations	1,598	13,450	70,680
Income (loss) from discontinued operations,
net of income tax provision	320	489	(1,452)
Gain on disposal of discontinued operations,
net of income tax provision of $456	596	-	-
Net income	$2,514	$13,939	$69,228

Income per share - continuing operations:
Basic	$0.02	$0.19	$1.06
Diluted	$0.02	$0.18	$1.01

Income (loss) per share - discontinued operations:
Basic	$0.01	$0.01	$(0.02)
Diluted	$0.01	$0.01	$(0.02)

Net income per share:
Basic	$0.03	$0.20	$1.04
Diluted	$0.03	$0.19	$0.99

Weighted average number of shares:
Basic	78,310	71,390	66,413
Diluted	81,658	74,700	70,149

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended March 31,
	2014	2013	2012
Net income	$2,514	$13,939	$69,228
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(41)	22	15
Foreign currency translation adjustment	507	-	-
Comprehensive income	$2,980	$13,961	$69,243

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2011	62,379,030	$62	$208,218	$(73)	$(192,346)	$15,861
Issuance of common stock under
stock plans	2,261,724	2	3,050	-	-	3,052
Issuance of common stock for
acquisition of businesses, net
of issuance costs	6,692,569	7	31,565	-	-	31,572
Repurchase of common stock	(653,830)	-	(2,400)	-	-	(2,400)
Buyback of employee stock options
and stock purchase rights	-	-	(384)	-	-	(384)
Stock compensation charge	-	-	1,506	-	-	1,506
Unrealized investment gain	-	-	-	15	-	15
Net income	-	-	-	-	69,228	69,228
Balance at March 31, 2012	70,679,493	71	241,555	(58)	(123,118)	118,450
Issuance of common stock under
stock plans	1,503,238	1	2,400	-	-	2,401
Cost of issuance of common stock	-	-	(43)	-	-	(43)
Repurchase of common stock	(73,751)	-	(419)	-	-	(419)
Stock compensation charge	-	-	2,634	-	-	2,634
Income tax benefit from stock-
based compensation	-	-	49	-	-	49
Unrealized investment gain	-	-	-	22	-	22
Net income	-	-	-	-	13,939	13,939
Balance at March 31, 2013	72,108,980	72	246,176	(36)	(109,179)	137,033
Issuance of common stock, net of
issuance costs	14,375,000	14	125,736	-	-	125,750
Issuance of common stock under
stock plans	2,091,435	2	5,165	-	-	5,167
Repurchase of common stock	(50,400)	-	(489)	-	-	(489)
Stock compensation charge	-	-	7,595	-	-	7,595
Income tax benefit from stock-
based compensation	-	-	142	-	-	142
Unrealized investment loss	-	-	-	(41)	-	(41)
Foreign currency translation adjustment	-	-	-	507	-	507
Net income	-	-	-	-	2,514	2,514
Balance at March 31, 2014	88,525,015	$88	$384,325	$430	$(106,665)	$278,178

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$2,514	$13,939	$69,228
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,567	2,523	1,535
Amortization of intangibles	1,643	1,428	788
Amortization of capitalized software	147	-	-
Net Accretion of discount and amortization of
premium on marketable securities	114	-	-
Gain on disposal of discontinued operations	(596)	-	-
Gain on escrow settlement	(565)	-	-
Stock-based compensation expense	7,595	2,634	1,506
Tax benefit from stock-based compensation	(142)	(49)	-
Deferred income tax expense (benefit)	2,266	9,308	(62,422)
Other	650	616	561
Changes in assets and liabilities:
Accounts receivable	(1,575)	(2,171)	(1,059)
Inventory	(276)	27	1,535
Other current and noncurrent assets	(488)	(30)	489
Deferred cost of goods sold	163	(60)	1
Accounts payable	(1,035)	410	(1,214)
Accrued compensation	488	524	128
Accrued warranty	208	65	25
Accrued taxes	276	440	(356)
Deferred revenue	681	345	(197)
Other current and noncurrent liabilities	282	1,839	(1,337)
Net cash provided by operating activities	14,917	31,788	9,211

Cash flows from investing activities:
Acquisitions of property and equipment	(2,853)	(5,678)	(2,300)
Cost of capitalized software	(755)	(190)	-
Restricted cash decrease	-	-	28
Purchase of investments	(141,604)	-	-
Sales of investments	24,219	-	-
Acquisition of businesses, net of cash acquired	(18,474)	-	(713)
Proceeds from disposition of discontinued operations, net of transaction costs	3,000	-	-
Net cash used in investing activities	(136,467)	(5,868)	(2,985)

Cash flows from financing activities:
Capital lease payments	(85)	(86)	(275)
Repurchase of common stock	(489)	(419)	(2,550)
Buyback of employee stock options and stock purchase rights	-	-	(384)
Tax benefit from stock-based compensation	142	49	-
Proceeds from (cost of) issuance of common stock, net of issuance costs	125,750	(43)	(60)
Proceeds from issuance of common stock under employee stock plans	5,167	2,458	2,995
Net cash provided by (used in) financing activities	130,485	1,959	(274)

Effect of exchange rate changes on cash	(81)	-	-
Net increase in cash and cash equivalents	8,854	27,879	5,952
Cash and cash equivalents, beginning of year	50,305	22,426	16,474
Cash and cash equivalents, end of year	$59,159	$50,305	$22,426

Supplemental and non-cash disclosures:
Issuance of common stock in connection with acquisitions of businesses	$-	$-	$31,358
Fair value of options assumed in connection with acquisitions of businesses	-	-	274
Acquisition of property and equipment, net in connection with
acquisitions of businesses	956	-	364
Acquisition of capital lease in connection with acquisitions of businesses	216	-	317
Assets acquired under capital lease	-	-	45
Interest paid	5	8	5
Income taxes paid	427	415	94

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets a comprehensive portfolio of unified communications and collaboration ("UCC") services. The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company is a leading provider of UCC services in the cloud for SMBs and mid-market and distributed enterprises. The Company delivers a broad suite of UCC services to in-office and mobile devices spanning cloud telephony, virtual contact center and virtual meeting through its proprietary unified software as a service, or SaaS, platform. The Company currently serves approximately 38,000 business customers with over 500,000 subscriptions, making it a leading provider of UCC services in the cloud. The Company's software abstracts complex networking, redundancy, security and interconnection requirements to provide a seamless and easy-to-use solution for its customers. The Company's software also integrates with leading ERP, CRM, or HCM, and other third-party application suites, such as Salesforce.com and NetSuite, to provide organizations an integrated, fully functional business communications and collaboration experience that is critical to operate their businesses.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2014 refers to the fiscal year ended March 31, 2014).

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

Acquisition of Voicenet Solutions Limited

In November 2013, the Company entered into a share purchase agreement with the shareholders and optionholders of Voicenet Solutions Limited, a provider of cloud communications and collaboration services in the United Kingdom. See note 8.

RECLASSIFICATION

Certain amounts previously reported within the Company's consolidated statements of income have been reclassified to conform to the current period presentation. The reclassification includes:

  Reclassifying certain prior period amounts related to the Company's discontinued operations.

The reclassification had no impact on the Company's previously reported net income or basic or diluted net income per share amounts.

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

REVENUE RECOGNITION

Service and Product Revenue

The Company recognizes service revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable, and collectability is reasonably assured. The Company defers recognition of service revenues in instances when cash receipts are received before services are delivered and recognizes deferred revenues ratably as services are provided.

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 985-605, the Company records shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on sales to distributors, retailers, and resellers until products are resold to the customer.

The Company records revenue net of any sales-related taxes that are billed to its customers. The Company believes this approach results in consolidated financial statements that are more easily understood by users.

Under the terms of the Company's typical subscription agreement, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. The Company has determined that it has sufficient history of subscriber conduct to make a reasonable estimate of cancellations within the 30-day trial period. Therefore, the Company recognizes new subscriber revenue that is fixed or determinable and that are not contingent on future performance or future deliverables in the month in which the new order was shipped, net of an allowance for expected cancellations.

Multiple Element Arrangements

ASC 605-25 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 services with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, the Company allocates the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

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

In accordance with the guidance of ASC 605-25, when the Company enters into revenue arrangements with multiple deliverables the Company allocates arrangement consideration, including activation fees, among the 8x8 IP telephones and subscriber services based on their relative selling prices. Arrangement consideration allocated to the IP telephones that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

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

The Company's investments are comprised of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, international government securities and money market funds. At March 31, 2014 and 2013, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the consolidated statements of income and computed using the specific identification method. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of a major financial institution.

Available-for-sale investments were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2014	Costs	Gain	Loss	Fair Value
Money market funds	$32,611	$-	$-	$32,611
Fixed income
Mutual funds	1,964	-	(55)	1,909
Commercial paper	30,374	5	-	30,379
Corporate debt	63,621	35	(39)	63,617
Municipal securities	5,435	5	(1)	5,439
Asset backed securities	17,049	6	(1)	17,054
International government securities	800	4	-	804
Total available-for-sale investments	$151,854	$55	$(96)	$151,813

Reported as (in thousands):
Cash and cash equivalents				$32,611
Short-term investments				47,181
Long-term investments				72,021
Total				$151,813

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2013	Costs	Gain	Loss	Fair Value
Money market funds	$14,376	$-	$-	$14,376
Fixed income
Mutual funds	2,000	-	(36)	1,964
Total available-for-sale investments	$16,376	$-	$(36)	$16,340

Reported as (in thousands):
Cash and cash equivalents				$14,376
Short-term investments				1,964
Total				$16,340

Contractual maturities of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, international government securities and money market funds as of March 31, 2014 are set forth below (in thousands):

Due within one year	$79,792
Due after one year	72,021
Total	$151,813

ACCOUNTS RECEIVABLE ALLOWANCE

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers.  Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible. The allowance for doubtful accounts was $466,000 and $328,000 at March 31, 2014 and 2013, respectively.

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

	March 31,
	2014	2013
	(in thousands)
Work-in-process	$23	$23
Finished goods	788	488
	$811	$511

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

	March 31,
	2014	2013
	(in thousands)
Machinery and computer equipment	$9,557	$9,097
Furniture and fixtures	505	447
Licensed software	3,517	2,136
Leasehold improvements	3,468	3,343
	17,047	15,023
Less: accumulated depreciation and amortization	(9,336)	(8,350)
	$7,711	$6,673

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the income from operations.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, such as property and equipment, intangible assets subject to amortization, and capitalized software, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No such impairment charges were recorded in the periods presented.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized, but are annually tested for impairment and more often if there is an indicator of impairment. The Company has two reporting units.

As of January 1, 2014, the Company completed its annual impairment test. No goodwill impairment charges were recorded in the periods presented.

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2012	$25,150
Increase in goodwill related to acquisitions	-
Balance as of March 31, 2013	25,150
Increase in goodwill related to acquisitions	14,155
Decrease in goodwill related to disposal of
discontinued operations	(1,210)
Other	366
Balance as of March 31, 2014	$38,461

Any changes in goodwill amounts resulting from foreign currency translations are presented as "Other" in the above table.

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	March 31, 2014			March 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(2,080)	$6,162	$8,242	$(1,256)	$6,986
Customer relationships	9,686	(1,710)	7,976	3,305	(1,054)	2,251
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$18,885	$(3,790)	$15,095	$12,504	$(2,310)	$10,194

At March 31, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2015	$2,261
2016	2,261
2017	2,253
2018	2,005
2019	1,759
Thereafter	3,599
Total	$14,138

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

In fiscal 2014 and 2013, the Company capitalized approximately $0.8 million and $0.2 million, respectively of software development costs in accordance with ASC 985-20. At March 31, 2014 and 2013, total capitalized software development costs included in other long-term assets was approximately $1.0 million and $0.2 million, respectively, and accumulated amortization costs related to capitalized software was approximately $0.1 million and $0, respectively. Prior to March 31, 2012, costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, all software development costs for software to be sold or otherwise marketed incurred prior to March 31, 2012 have been expensed as incurred.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software ("ASC 350-40"), which requires capitalization of certain software development costs incurred during the application development stage. No such costs were capitalized during the periods presented.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $7.3 million, $6.5 million and $6.6 million for the years ended March 31, 2014, 2013 and 2012, respectively.

FOREIGN CURRENCY TRANSLATION

The Company has determined that the functional currency of its UK foreign subsidiary is the subsidiary's local currency, the British Pound Sterling, which the Company believes most appropriately reflects the current economic facts and circumstances of the UK subsidiary's operations. The assets and liabilities of the subsidiary are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity in the consolidated balance sheets.

BUSINESS SEGMENTS

The Company has one reportable operating segment. The Company's chief operating decision makers, the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, evaluate performance of the Company and make decisions regarding allocation of resources based on total Company results (see Note 7).

SUBSCRIBER ACQUISITION COSTS

Subscriber acquisition costs are expensed as incurred and include the advertising, marketing, promotions, commissions, rebates and equipment subsidy costs associated with the Company's efforts to acquire new subscribers.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Under the asset and liability approach, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributed to temporary differences and carryforwards. If necessary, the deferred tax assets are reduced by the amount of benefits that, based on available evidence, is more likely than not expected to be realized.

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

The Company sells its products to business customers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. For the years ended March 31, 2014, 2013 and 2012, the Company wrote-off accounts receivables for approximately $0.4 million, $0.5 million and $0.2 million, respectively. At March 31, 2014 and 2013, no customer accounted for more than 10% of accounts receivable.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock options, stock purchase rights, restricted stock units and restricted performance stock units granted under the 1996 Stock Plan, 1996 Director Option Plan, 1999 Nonstatutory Stock Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, the 2012 Equity Incentive Plan, the 2013 New Employee Inducement Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2014, 2013 and 2012, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

The Company issued restricted performance stock units to a group of executives with vesting that is contingent on both market performance and continued service. For the market-based restricted performance stock units issued during the fiscal year ended March 31, 2014:

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

In October 2013, the board of directors approved the modification of unvested stock options to purchase 74,479 shares of common stock and unvested stock purchase rights totaling 37,000 shares of common stock held by the Company's president upon his resignation. The options held by the Company's president upon his resignation, taken as a whole, had a weighted average exercise price of $4.05 per share and range from $2.72 to $5.87 per share, and a weighted average remaining vesting term of 0.5 years. Approximately $1,068,000 of the $7,595,000 of stock-based compensation charge in fiscal year 2014 applied to the options held by the former president of the Company and was recorded in general and administrative expenses.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2014, 2013 and 2012, was measured based on ASC 718 criteria. Compensation expense for all stock-based payment awards are recognized using the straight-line single-option method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2014	2013	2012
Cost of service revenue	$372	$211	$129
Cost of product revenue	-	-	-
Research and development	967	428	260
Sales and marketing	2,217	1,363	859
General and administrative	4,039	632	258
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	7,595	2,634	1,506
Tax benefit	-	-	-
Stock-based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$7,595	$2,634	$1,506

COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income and comprehensive income is due to foreign currency translation adjustments and unrealized gains or losses on investments classified as available-for-sale. Comprehensive income is reflected in the consolidated statements of comprehensive income.

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

	Years Ended March 31,
	2014	2013	2012
	(In Thousands, Except Per Share Amounts)
Numerator:
Income from continuing operations	$1,598	$13,450	$70,680
Income (loss) from discontinued operations, net
of income tax provision	916	489	(1,452)
Net income available to common stockholders	$2,514	$13,939	$69,228

Denominator:
Common shares	78,310	71,390	66,413

Denominator for basic calculation	78,310	71,390	66,413
Employee stock options	2,927	2,958	3,327
Employee restricted purchase rights	421	352	409
Denominator for diluted calculation	81,658	74,700	70,149

Income per share - continuing operations:
Basic	$0.02	$0.19	$1.06
Diluted	$0.02	$0.18	$1.01

Income (loss) per share - discontinued operations:
Basic	$0.01	$0.01	$(0.02)
Diluted	$0.01	$0.01	$(0.02)

Net income per share:
Basic	$0.03	$0.20	$1.04
Diluted	$0.03	$0.19	$0.99

The following shares attributable to outstanding stock options, restricted purchase rights and warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Years Ended March 31,
	2014	2013	2012
Common stock options	750	953	435
Stock purchase rights	18	16	73
	768	969	508

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

At March 31, 2014, total deferred rent included in other accrued liabilities and non-current liabilities was $0.2 million and $1.6 million, respectively. At March 31, 2013, total deferred rent included in other accrued liabilities and non-current liabilities was $0.2 million and $1.8 million, respectively.

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

In April 2014, The FASB has issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements" (Topic 205) and "Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (Topic 360). The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company does not believe that the adoption of ASU 2014-08 will have a material impact on the Company's consolidated results of operation and financial condition.

2. INCOME TAXES

For the years ended March 31, 2014, 2013 and 2012, the Company recorded a provision (benefit) for income taxes of $2,219,000, $9,399,000 and ($62,354,000), respectively. The provision for the year ended March 31, 2014 and 2013 was attributable to federal and state current and deferred taxes.  For the year ended March 31, 2012, the Company recorded a benefit for income taxes of $62.4 million which was primarily attributable to the release of a significant portion of the valuation allowance related to the Company's deferred tax assets.  The components of the consolidated provision for income taxes for fiscal 2014, 2013 and 2012 consisted of the following (in thousands):

	March 31,
Current:	2014	2013	2012
Federal	$-	$-	$-
State	276	434	76
Foreign	-	-	(8)
	276	434	68

Deferred
Federal	$1,578	$7,185	$(56,665)
State	365	1,780	(5,757)
Foreign	-	-	-
Total deferred tax provision (benefit)	1,943	8,965	(62,422)
Income tax provision (benefit)	$2,219	$9,399	$(62,354)

The Company's income before income taxes included $0.8 million, $0 and $0 of foreign subsidiary loss for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
Current deferred tax assets	2014	2013
Net operating loss carryforwards	$333	$4,795
Inventory valuation	33	18
Reserves and allowances	1,791	2,182
Net current deferred tax assets	2,157	6,995

Net operating loss carryforwards	51,598	48,002
Research and development and other credit carryforwards	4,488	3,026
Fixed assets and intangibles	(2,819)	(2,468)
Net non-current deferred tax assets	53,267	48,560
Valuation allowance	(5,562)	(3,107)
Total	$49,862	$52,448

As of March 31, 2014 and 2013, management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. At March 31, 2014, management evaluated the need for a valuation allowance and determined that a valuation allowance of approximately $5.6 million was needed. At March 31, 2013, management evaluated the need for a valuation allowance and determined that a valuation allowance of approximately $3.1 million was needed. The net change in the valuation allowance for the years ended March 31, 2014 and 2013 was an increase of $2.5 million and $1.0, respectively.

At March 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $149.2 million and $93.5 million, respectively, which expire at various dates beginning in 2015 and continuing through 2034. The net operating loss carryforwards include approximately $22.6 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2014, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $2.7 million and $4.4 million, respectively. The federal credit carryforwards will expire at various dates beginning in 2021 and continuing through 2034, while the California credits will carry forward indefinitely. A reconciliation of the tax provision to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
Tax provision at statutory rate	$1,285	$7,768	$2,337
State income taxes before valuation allowance,
net of federal effect	196	822	408
Research and development credits	(1,534)	(385)	(211)
Change in valuation allowance	1,264	1,038	(65,042)
Compensation/option differences	(264)	(207)	(87)
Non-deductible compensation	605	403	220
Acquisition costs	230	-	-
Expiring CA NOLs	240	-	-
Foreign loss not benefited	271	-	-
Other	(74)	(40)	21
	$2,219	$9,399	$(62,354)

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

	Unrecognized Tax Benefits
	2014	2013	2012
Balance at beginning of year	$3,024	$2,483	$1,726
Gross increases - tax position in prior period	-	73	111
Gross decreases - tax position in prior period	(1,081)	-	-
Gross increases - tax positions related to the current year	222	468	646
Settlements	-	-	-
Lapse of statute of limitations	-	-	-
Balance at end of year	$2,165	$3,024	$2,483

At March 31, 2014, the company had a liability for unrecognized tax benefits of $2.2 million, all of which, if recognized, would decrease the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1995 through fiscal 2014 tax years generally remain subject to examination by federal and most state tax authorities.

The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2014, 2013 and 2012, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and 2013 (in thousands):

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014

Cash equivalents:
Money market funds	$32,611	$-	$-	$32,611
Short-term investments:
Mutual funds	1,909	-	-	1,909
Commercial paper	-	30,379	-	30,379
Corporate debt	-	14,893	-	14,893
Long-term investments:
Corporate debt	-	48,724	-	48,724
Municipal securities	-	5,439	-	5,439
Asset backed securities	-	17,054	-	17,054
International government securities	-	804	-	804

Total	$34,520	$117,293	$-	$151,813

	Quoted Prices
	in Active
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2013

Cash equivalents:
Money market funds	$14,376	$-	$-	$14,376

Short-term investments:
Mutual funds	1,964	-	-	1,964

Total	$16,340	$-	$-	$16,340

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of income were as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
Balance at beginning of year	$452	$387	$362
Accruals for warranties	953	611	496
Payments	(745)	(546)	(471)
Balance at end of year	$660	$452	$387

Leases

The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

The Company leases its UK headquarters in Aylesbury UK under an operating lease agreement that expires in March 2017, with a break clause in March 2015 exercisable with six months' notice.  The lease has a base monthly rent of $10,700 until March 2015, rising to $11,522 thereafter, and requires us to pay property taxes, service charges, utilities and normal maintenance costs.

At March 31, 2014, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending March 31,
2015	$1,745
2016	1,803
2017	1,853
2018	1,789
2019 and Thereafter	2,936
Total	$10,126

Rent expense for the years ended March 31, 2014, 2013 and 2012 was $1,506,000, $1,195,000, and $746,000, respectively.

Capital Leases

The Company has non-cancelable capital lease agreements for office equipment bearing interest at various rates. At March 31, 2014, future minimum annual lease payments under non-cancelable capital leases were as follows (in thousands):

Year ending March 31:
2015	$139
2016	40
Total minimum payments	179
Less: Amount representing interest	(2)
177
Less: Short-term portion of capital lease obligations	(137)
Long-term portion of capital lease obligations	$40

Capital leases included in office equipment were $607,000 and $110,000 at March 31, 2014 and 2013, respectively. Total accumulated amortization was $355,000 and $69,000 at March 31, 2014 and 2013, respectively. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $430,000 effective April 1, 2010. The agreement requires a 150-day notice to terminate. At March 31, 2014, the total remaining obligation under the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network service providers which expire on various dates in fiscal 2015 through 2016. At March 31, 2014, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2015	$1,809
2016	52
Total minimum payments	$1,861

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

On February 22, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, the Company was dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, the Company was sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense.  Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds and affecting each claim of the patent which is the basis for the complaint filed against the Company.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, the Company filed an informational pleading in support of and joining a motion to stay the proceeding in the District Court; the District Court granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority.  On March 24, 2014, the USPTO issued another Office Action in which the rejections of the claims are maintained.  The Company cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, the Company was named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants. The lawsuit alleges infringement of a patent that is now believed to have expired. On November 1, 2011, Klausner dismissed the Complaint voluntarily and filed new complaints separating the defendants, including a new Complaint against 8x8. The Company believes it has factual and legal defenses to these claims and is presenting a vigorous defense.  On March 21, 2013, the District Court granted 8x8's Motion to Change Venue, and has ordered the transfer of the case to the US District Court for the Northern District of California. An answer to the complaint was filed on April 25, 2014.  The Company cannot estimate potential liability in this case at this early stage of the litigation.

On March 31, 2014, the Company was named a defendant in a lawsuit, CallWave Communications LLC v. 8x8, Inc.  CallWave Communications also sued Fonality Inc. on March 31, 2014, and previously sued other companies including Verizon, Google, T-Mobile, and AT&T.  The Company is currently assessing factual and legal defenses to these claims and expects to present a vigorous defense.  The Company has not answered the complaint yet and cannot estimate potential liability in this case at this early stage of the litigation.

On April 23, 2014, the Company was named but not served as a defendant in a lawsuit, TQP Development, LLC v. 8x8, Inc. On April 30, 2014 (and before any service of the complaint), TQP Development filed papers to dismiss this lawsuit and other lawsuits that were filed on or about the same time.

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

2013 New Employee Inducement Incentive Plan

In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan ("2013 Plan").  The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan.  The 2013 Plan provides for granting nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Options, generally expire ten years after grant. The 2013 Plan expires in September 2023.

Option, Stock Purchase Right and Restricted Stock Unit Activity

Stock Purchase Right activity since March 31, 2011 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2011	886,445	$1.51	3.00
Granted	563,100	3.64
Vested	(326,683)	1.55
Forfeited	(156,462)	2.99
Balance at March 31, 2012	966,400	2.50	2.61
Granted	443,436	5.75
Vested	(367,017)	2.14
Forfeited	(84,244)	2.89
Balance at March 31, 2013	958,575	4.11	2.52
Granted	22,380	9.69
Vested	(392,844)	3.25
Forfeited	(98,484)	5.18
Balance at March 31, 2014	489,627	$4.83	1.93

Restricted Stock Unit activity since June 22, 2012 is summarized as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual
	Shares	Purchase Price	Term (in Years)
Balance at June 22, 2012	-	$-
Granted	25,000	6.91
Vested	-	-
Forfeited	-	-
Balance at March 31, 2013	25,000	6.91	2.47
Granted	1,291,200	9.11
Vested	(133,000)	9.49
Forfeited	(48,344)	9.61
Balance at March 31, 2014	1,134,856	$9.00	2.00

Option activity under the Company's stock option plans since March 31, 2011, is summarized as follows:

..			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2011	1,553,979	6,969,196	$1.56
Granted - Options (2)	(685,500)	857,474	4.05
Stock purchase rights (1)	(563,100)	-	-
Exercised	-	(1,645,308)	1.35
Canceled/Forfeited	147,027	(147,027)	2.07
Termination of plans	(76,860)	-
Balance at March 31, 2012	375,546	6,034,335	1.90
Change in options available for grant	4,100,000	-	-
Granted - Options	(932,000)	932,000	5.80
Stock purchase rights	(443,436)	-	-
Restricted stock units	(25,000)	-	-
Exercised	-	(835,246)	1.49
Canceled/Forfeited - Options	139,545	(139,545)	4.00
Canceled/Forfeited - Restricted Stock Units	4,000	-	-
Termination of plans	(43,394)	-
Balance at March 31, 2013	3,175,261	5,991,544	2.52
Change in options available for grant	1,000,000	-	-
Granted - Options	(1,465,400)	1,465,400	9.66
Stock purchase rights	(992,572)	-	-
Restricted stock units	(321,008)	-	-
Exercised	-	(1,283,470)	2.75
Canceled/Forfeited - Options	171,092	(171,092)	5.25
Canceled/Forfeited - Restricted Stock Units	146,828	-	-
Termination of plans	(100,258)	-
Balance at March 31, 2014	1,613,943	6,002,382	$4.14

(1) The reduction to shares available for grant includes awards granted of 563,100 shares.
(2) The increase to shares subject to options outstanding includes 171,974 shares subject to options assumed under the 2003 Contactual Plan.

Significant option groups outstanding at March 31, 2014 and related weighted average exercise price and contractual life information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.26	1,725,000	$1.04	3.8	$16,855,760	1,725,000	$1.04	$16,855,760
$ 1.27 to $ 1.79	1,257,178	$1.53	1.9	11,663,456	1,257,178	$1.53	11,663,456
$ 1.80 to $ 5.87	1,564,614	$4.58	6.0	9,740,969	774,413	$4.16	5,150,429
$ 5.88 to $ 9.74	1,305,590	$9.40	8.9	1,847,196	69,271	$8.79	139,929
$ 9.75 to $ 11.26	150,000	$11.11	9.8	-	-	$-	-
	6,002,382			$40,107,381	3,825,862		$33,809,574

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2014 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2014.

The total intrinsic value of options exercised in the years ended March 31, 2014, 2013 and 2012 was $8.2 million, $3.3 million and $4.6 million, respectively. As of March 31, 2014, there was $17.8 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.84 years.

Cash received from option exercises and purchases of shares under the Equity Compensation Plans for the years ended March 31, 2014, 2013 and 2012 were $5.2 million, $2.4 million and $3.1 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2014 and 2013 was $142,000 and $49,000, respectively.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Employee Stock Purchase Plan in 2003 and reactivated the Employee Stock Purchase Plan in fiscal 2005. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2014, 2013 and 2012, 282,062, 301,303 and 358,166 shares, respectively, were issued under the Employee Stock Purchase Plan. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until 2017.

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

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2014	2013	2012
Expected volatility	64%	70%	72%
Expected dividend yield	-	-	-
Risk-free interest rate	0.7% to 2.2%	0.5% to 0.8%	0.3% to 1.2%
Weighted average expected option term	6.1 years	5.3 years	4.8 years

Weighted average fair value of options granted	$5.70	$3.32	$2.30

The estimated fair value of stock purchase rights granted under the Equity Compensation Plans were estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2014	2013	2012
Expected volatility	40%	40%	73%
Expected dividend yield	-	-	-
Risk-free interest rate	0.09%	0.14%	0.10%
Weighted average expected rights term	0.75 years	0.75 years	0.75 years

Weighted average fair value of rights granted	$2.83	$1.78	$1.67

STOCK REPURCHASES

On October 19, 2010, the Company's board of directors authorized the Company to create a new stock repurchase plan to purchase an additional $10.0 million of its common stock from time to time until October 19, 2011. The stock repurchase plan expired on October 19, 2011. The stock repurchase activity since March 31, 2011 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased
Balance at March 31, 2011	3,870,985	$2.26	$8,022,690
Repurchase of common stock	301,800	2.95	888,964
Balance at March 31, 2012	4,172,785	2.23	8,911,654
Repurchase of common stock	-	-	-
Balance at March 31, 2013	4,172,785	2.23	8,911,654
Repurchase of common stock	-	-	-
Balance at March 31, 2014	4,172,785	$2.23	$8,911,654

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

In fiscal 2013, the Company also withheld 73,751 shares related to tax withholdings on restricted stock awards with a total price of $0.4 million.

In fiscal 2014, the Company also withheld 50,400 shares related to tax withholdings on restricted stock awards with a total price of $0.5 million.

6. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. In January 2007, the Company reactivated the employer matching contribution. The matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The matching expense in 2014, 2013 and 2012 was $0.4 million, $0.3 million and $0.3 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

7. SEGMENT REPORTING

ASC 280 "Segment Reporting" establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has one reportable operating segment. The Company's chief operating decision makers, the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, evaluate performance of the Company and make decisions regarding allocation of resources based on total Company results.

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Years Ended March 31,
	2014	2013	2012
Americas (principally US)	97%	99%	99%
Europe	2%	0%	0%
Asia Pacific	1%	1%	1%
	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	March 31,
	2014	2013
United States	$6,305	$6,673
Europe	1,087	-
Asia	319	-
	$7,711	$6,673

8. ACQUISITION

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

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite−lived intangible assets consist of customer relationship, with an estimated weighted-average useful life of 7 years. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using the excess earnings method. Intangible assets are amortized on a straight-line basis.

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$854
Current assets	1,114
Property and equipment	956
Intangible asset - customer relationship	6,381
Total assets acquired	9,305
Liabilities assumed:
Current and non-current liabilities	(4,132)
Total liabilities assumed	(4,132)
Net identifiable assets acquired	5,173
Goodwill	14,155
Total consideration transferred	$19,328

None of the goodwill recognized is expected to be deductible for income tax purposes.

Voicenet contributed revenue of approximately $3.3 million and a net loss of approximately $0.8 million for the period from the date of acquisition to March 31, 2014. The Company determined that it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of Voicenet. Inclusion of such information would require the Company to make estimates and assumptions regarding Voicenet's historical financial results that we believe may ultimately prove inaccurate.

9. GAIN ON SETTLEMENT OF ESCROW CLAIM

In December 2013, the Company settled an escrow claim for indemnification with the sellers of Contactual, Inc. Under the terms of the settlement, the Company recorded a gain of $0.6 million in other income. Under the terms of the Contactual merger agreement and the escrow agreement, each indemnifying seller paid his, her or its pro rata share of the obligations owed to the Company on January 29, 2014. Upon receipt of the cash on January 29, 2014, the Company released the remaining escrow account balance to the sellers of Contactual Inc.

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

The dedicated server hosting business has been reported as discontinued operations. The results of operations and financial position of these discontinued operations are as follows:

Results of operations:
	Years Ended March 31,
	2014	2013	2012
Revenue	$1,430	$3,828	$2,431
Operating expense	922	3,005	3,883
Income (loss) before income taxes	508	823	(1,452)
Provision for income taxes	188	334	-
Income (loss) from discontinued operations	320	489	(1,452)
Gain on disposal of discontinued operations,
net of income tax provision of $456k	596	-	-

Financial position:
	March 31,	March 31,
	2014	2013
Assets
Property and equipment, net	$-	$845
Intangible assets, net	-	8
Goodwill	-	1,210
	$-	$2,063

8X8, INC.
CONSOLIDATED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2014	2013	2013	2013	2013	2012	2012	2012
Service revenue	$32,545	$29,737	$27,826	$26,499	$25,070	$24,023	$23,101	$22,190
Product revenue	3,241	3,008	2,989	2,752	2,746	2,382	2,194	2,080
Total revenue	35,786	32,745	30,815	29,251	27,816	26,405	25,295	24,270
Operating expenses:
Cost of service revenue	6,866	5,584	5,209	4,786	4,744	4,890	5,216	5,078
Cost of product revenue	3,999	4,041	3,783	3,347	3,216	3,203	2,672	2,710
Research and development	3,332	3,325	2,640	2,336	2,174	2,117	2,030	1,826
Sales and marketing	18,038	16,051	13,745	13,072	12,944	11,561	10,800	10,268
General, and administrative	3,924	5,547	3,125	2,772	2,332	2,119	2,054	2,053
Gain on patent sale	-	-	-	-	(1,000)	-	-	(11,965)
Total operating expenses	36,159	34,548	28,502	26,313	24,410	23,890	22,772	9,970
Income (loss) from operations	(373)	(1,803)	2,313	2,938	3,406	2,515	2,523	14,300
Other income net	140	586	1	15	15	73	9	8
Income (loss) from continuing
operations before provision
(benefit) for income taxes	(233)	(1,217)	2,314	2,953	3,421	2,588	2,532	14,308
Provision (benefit) for
income taxes (1)	1,738	(1,306)	826	961	1,905	814	935	5,745
Income (loss) from continuing
operations	(1,971)	89	1,488	1,992	1,516	1,774	1,597	8,563
Income from discontinued
operations, net of income
tax provision	19	-	154	147	145	146	144	54
Gain on disposal of discontinued
operations, net of income tax
provision of $456	7	-	589	-	-	-	-	-
Net income (loss)	$(1,945)	$89	$2,231	$2,139	$1,661	$1,920	$1,741	$8,617

Income (loss) per share
continuing operations:
Basic	$(0.02)	$0.00	$0.02	$0.03	$0.02	$0.02	$0.02	$0.12
Diluted	$(0.02)	$0.00	$0.02	$0.03	$0.02	$0.02	$0.02	$0.12
Income per share
discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.00	$0.00	$0.01	$0.00	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00	$0.00	$0.01	$0.00	$0.00
Net income (loss) per share:
Basic	$(0.02)	$0.00	$0.03	$0.03	$0.02	$0.03	$0.02	$0.12
Diluted	$(0.02)	$0.00	$0.03	$0.03	$0.02	$0.03	$0.02	$0.12
Shares used in per share calculations:
Basic	88,184	79,742	72,970	72,510	71,998	71,611	71,261	70,717
Diluted	88,184	83,182	76,232	75,756	75,053	74,988	74,558	74,110

(1)

Comparability affected by the increase in the valuation allowance related to the deferred tax asset which resulted in an increase in the provision for income taxes of $1.3 million and $1.0 million in the fourth quarter of fiscal 2014 and 2013, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On November 29, 2013, the Company completed the acquisition of Voicenet Solutions, Ltd ("Voicenet"). As permitted by applicable guidelines established by the Securities and Exchange Commission, the Company's management excluded Voicenet's operations from its assessment of internal control over financial reporting as of March 31, 2014. Voicenet's operations represented 2% of the Company's consolidated total assets, excluding goodwill and intangible assets, net, and 3% of the Company's consolidated net sales as of and for the year ended March 31, 2014. Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about July 24, 2014, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about July 24, 2014, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about July 24, 2014, which information is incorporated into this report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 5 STOCKHOLDERS' EQUITY."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about July 24, 2014, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on or about July 24, 2014, which information is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 27, 2014.

8X8, INC.
By: /s/ VIKRAM VERMA Vikram Verma, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Vikram Verma and Daniel Weirich, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ VIKRAM VERMA Vikram Verma	Chief Executive Officer (Principal Executive Officer)	May 27, 2014
/s/ DANIEL WEIRICH Daniel Weirich	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 27, 2014
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Technology Officer	May 27, 2014
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 27, 2014
/s/ ERIC SALZMAN Eric Salzman	Director	May 27, 2014
/s/ IAN POTTER Ian Potter	Director	May 27, 2014
/s/ JASWINDER PAL SINGH Jaswinder Pal Singh	Director	May 27, 2014
/s/ VLADIMIR JACIMOVIC Vladimir Jacimovic	Director	May 27, 2014

8X8, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1 (w)	Restated Certificate of Incorporation of Registrant, dated August 22, 2012
3.2 (a)	Bylaws of Registrant
10.1 (b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2 (c)	Employment Agreement dated September 9, 2013 between the Company and Vikram Verma
10.3 (d)*	1996 Stock Plan, as amended, and form of Stock Option Agreement
10.4 (e)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement
10.5 (f)*	1996 Director Option Plan, as amended and Form of Director Option Agreement
10.5.1 (g)*	Form of Director Option Agreement for 1996 Director Option Plan
10.6 (h)	Employment Agreement dated September 9, 2013 between the Company and Darren Hakeman
10.7 (i)*	2006 Stock Plan, as amended
10.8 (j)*	Severance Agreement and General Release
10.9 (k)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan
10.10 (l)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan
10.11	Reserved
10.12 (m)	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC
10.13 (n)	Acquisition Agreement between 8x8, Inc., Central Host, Inc. and Andrew Schwabecher
10.14 (o)*	Employment offer letter agreement between 8x8, Inc. and Debbie Jo Severin dated March 5, 2009
10.15	Reserved
10.16(p)*	Annual Executive Incentive Plan.
10.17(q)*	Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.18(q)*	Form of Stock Option Agreement under the Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.19(r)*	2012 Equity Incentive Plan
10.20(s)*	Form of Stock Option Agreement under the 2012 Equity Incentive Plan
10.21(s)*	Notice of Grant of Restricted Stock Unit Award and Agreement under the 2012 Equity Incentive Plan
10.22(t)*	Management Incentive Bonus Plan
10.23(u)	8x8, Inc. 2013 New Employee Inducement Incentive Plan
10.24(u)	Form of Stock Option Agreement under the 2013 New Employee Inducement Incentive Plan
10.25(u)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 2013 New Employee Inducement Incentive Plan
10.23(v)	Share Purchase Agreement, dated November 11, 2013, by and among 8x8 UK Investments Limited and 8x8, Inc. and the material sellers and the material optionholders and Voicenet Solutions Limited
21.1**	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on page 71)
31.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14
31.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14
32.1**	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________

* Indicates management contract or compensatory plan or arrangement.

**Filed herewith.

(a)	Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed October 23, 2013 (File No. 000-21783).
(b)	Incorporated by reference to the same numbered exhibits to the Registrant's Registration Statement on Form S-1 Commission File No. 333-15627), as amended, declared effective July 1, 1997.
(c)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783)
(d)	Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(e)	Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137599).
(f)	Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).
(g)	Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(h)	Incorporated by reference to exhibit 10.6 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783)
(i)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(j)	Incorporated by reference to exhibit 10.8 to the Registrant's Form 8-K filed November 5, 2013 (File No. 000-21783)
(k)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).
(l)	Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(m)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 24, 2012 (File no. 000-21783).
(n)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 27, 2010 (File No. 000-21783).
(o)	Incorporated by reference to exhibit 10.13 to the Registrant's Form 10-K filed May 23, 2011 (File No. 000-21783).
(p)	Incorporated by reference to exhibit 10.15 to the Registrant's Form 10-Q filed July 22, 2011 (File No. 000-21783).
(q)	Incorporated by reference to exhibit 10.16 and 10.17 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).
(r)	Incorporated by reference to exhibit 10.19 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(s)	Incorporated by reference to exhibit 10.20 and 10.21 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(t)	Incorporated by reference to exhibit 10.19 to the Registrant's Form 10-Q filed January 25, 2013 (File No. 000-21783).
(u)	Incorporated by reference to exhibit 10.23, 10.24 and 10.25 to the Registrant's Form S-8 filed September 10, 2013 (File No. 333-191080).
(v)	Incorporated by reference to exhibit 2.2 to the Registrant's Form 8-K filed November 13, 2013 (File no. 000-21783)
(w)	Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-K filed May 28, 2013 (File no. 000-21783)