Form 10-Q
period 2014-06-30
8X8 INC /DE/
filed 2014-07-25
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

      The number of shares of the Registrant's Common Stock outstanding as of July 23, 2014 was 88,727,860.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$55,073	$59,159
Short-term investments	126,937	47,181
Accounts receivable, net	5,947	5,503
Inventory	753	811
Deferred cost of goods sold	106	263
Deferred tax asset	1,732	2,065
Other current assets	2,201	1,951
Total current assets	192,749	116,933
Long-term investments	-	72,021
Property and equipment, net	8,339	7,711
Intangible assets, net	14,670	15,095
Goodwill	38,802	38,461
Non-current deferred tax asset	47,520	47,797
Other assets	1,074	1,185
Total assets	$303,154	$299,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,217	$6,789
Accrued compensation	5,264	4,583
Accrued warranty	619	660
Accrued taxes	2,453	2,323
Deferred revenue	1,741	1,857
Other accrued liabilities	1,492	1,909
Total current liabilities	19,786	18,121

Non-current liabilities	1,555	1,619
Non-current deferred revenue	1,072	1,285
Total liabilities	22,413	21,025

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	89	88
Additional paid-in capital	386,340	384,325
Accumulated other comprehensive gain	969	430
Accumulated deficit	(106,657)	(106,665)
Total stockholders' equity	280,741	278,178
Total liabilities and stockholders' equity	$303,154	$299,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2014	2013
Service revenue	$34,276	$26,499
Product revenue	3,637	2,752
Total revenue	37,913	29,251

Operating expenses:
Cost of service revenue	6,997	4,786
Cost of product revenue	3,969	3,347
Research and development	3,406	2,336
Sales and marketing	19,160	13,072
General and administrative	3,878	2,772
Total operating expenses	37,410	26,313
Income from operations	503	2,938
Other income, net	177	15
Income from continuing operations before provision for income taxes	680	2,953
Provision for income taxes	672	961
Income from continuing operations	8	1,992
Income from discontinued operations, net of income tax provision	-	147
Net income	$8	$2,139

Income per share - continuing operations:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Income per share - discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net income per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Weighted average number of shares:
Basic	88,592	72,510
Diluted	91,445	75,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2014	2013
Net income	$8	$2,139
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	86	(65)
Foreign currency translation adjustment	453	-
Comprehensive income	$547	$2,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$8	$2,139
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	755	675
Amortization of intangible assets	567	340
Amortization of capitalized software	85	-
Net accretion of discount and amortization of premium on
marketable securities	192	-
Stock-based compensation	1,847	907
Deferred income tax provision	610	873
Other	9	158
Changes in assets and liabilities:
Accounts receivable, net	(402)	132
Inventory	47	(61)
Other current and noncurrent assets	(175)	(306)
Deferred cost of goods sold	157	30
Accounts payable	988	(316)
Accrued compensation	674	82
Accrued warranty	(41)	22
Accrued taxes and fees	128	192
Deferred revenue	(352)	373
Other current and noncurrent liabilities	(447)	(7)
Net cash provided by operating activities	4,650	5,233

Cash flows from investing activities:
Purchases of property and equipment	(1,026)	(466)
Cost of capitalized software	-	(328)
Proceeds from maturity of investments	3,300	-
Sales of investments - available for sale	18,992	-
Purchases of investments - available for sale	(30,134)	-
Net cash used in investing activities	(8,868)	(794)

Cash flows from financing activities:
Capital lease payments	(46)	(5)
Repurchase of common stock	(48)	(120)
Proceeds from issuance of common stock under employee stock plans	170	1,296
Net cash provided by financing activities	76	1,171

Effect of exchange rate changes on cash	56	-
Net (decrease) increase in cash and cash equivalents	(4,086)	5,610

Cash and cash equivalents at the beginning of the period	59,159	50,305
Cash and cash equivalents at the end of the period	$55,073	$55,915

Supplemental cash flow information
Income taxes paid	$85	$156
Interest paid	1	1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets a comprehensive portfolio of cloud-based communications and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These unified communications and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. The Company also provides cloud-based computing services. As of June 30, 2014, the Company had 39,340 business customers.

The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996. The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ending March 31, 2015).

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2014. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2014 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2014 and notes thereto included in the Company's fiscal 2014 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Reclassification

Certain amounts previously reported within the Company's consolidated statements of income have been reclassified to conform to the current period presentation. The reclassification included certain prior-period amounts related to the Company's discontinued operations.

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

The Company's investments are comprised of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, international government securities and money market funds. At June 30, 2014 and March 31, 2014, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the consolidated statements of income and computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of a major financial institution.

Available-for-sale investments were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2014	Costs	Gain	Loss	Fair Value
Money market funds	$25,020	$-	$-	$25,020
Fixed income
Mutual funds	1,909	21	-	1,930
Commercial paper	24,583	6	-	24,589
Corporate debt	69,163	69	(8)	69,224
Municipal securities	5,434	4	(3)	5,435
Asset backed securities	20,067	11	(3)	20,075
Mortgage backed securities	4,882	-	(3)	4,879
International government securities	800	5	-	805
Total available-for-sale investments	$151,858	$116	$(17)	$151,957

Reported as (in thousands):
Cash and cash equivalents				$25,020
Short-term investments				126,937
Total				$151,957

Contractual maturities of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, international government securities and money market funds as of June 30, 2014 are set forth below (in thousands):

Due within one year	$75,972
Due after one year	75,985
Total	$151,957

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2014	Costs	Gain	Loss	Fair Value
Money market funds	$32,611	$-	$-	$32,611
Fixed income
Mutual funds	1,964	-	(55)	1,909
Commercial paper	30,374	5	-	30,379
Corporate debt	63,621	35	(39)	63,617
Municipal securities	5,435	5	(1)	5,439
Asset backed securities	17,049	6	(1)	17,054
International government securities	800	4	-	804
Total available-for-sale investments	$151,854	$55	$(96)	$151,813

Reported as (in thousands):
Cash and cash equivalents				$32,611
Short-term investments				47,181
Long-term investments				72,021
Total				$151,813

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

Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	June 30, 2014			March 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(2,286)	$5,956	$8,242	$(2,080)	$6,162
Customer relationships	9,686	(1,929)	7,757	9,686	(1,710)	7,976
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$18,885	$(4,215)	$14,670	$18,885	$(3,790)	$15,095

At June 30, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2015	$1,712
2016	2,282
2017	2,275
2018	2,027
2019	1,781
Thereafter	3,636
Total	$13,713

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

In the first three months of fiscal 2015, the Company expensed all research and development costs in accordance with ASC 985-20. At June 30, 2014, total capitalized software development costs included in other long-term assets was approximately $945,000 and accumulated amortization costs related to capitalized software was approximately $233,000.

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

Stock Purchase Right/Restricted Stock Unit and Option Activity

Stock purchase right activity for the three months ended June 30, 2014 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2014	489,627	$4.83	1.93
Granted	31,432	7.88
Vested	(56,057)	2.80
Forfeited	(24,625)	5.50
Balance at June 30, 2014	440,377	$5.27	1.91

Restricted stock unit and performance stock unit activity for the three months ended June 30, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Purchase	Contractual
	Shares	Price	Term (in Years)
Balance at March 31, 2014	1,134,856	$-	2.00
Granted	77,750	-
Vested	(7,875)	-
Forfeited	(74,204)	-
Balance at June 30, 2014	1,130,527	$-	1.80

Option activity for the three months ended June 30, 2014 is summarized as follows:

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2014	1,613,943	6,002,382	$4.14
Granted - options	(10,000)	10,000	7.88
Stock purchase rights/restricted stock unit (1)	(109,182)	-	-
Exercised	-	(137,940)	1.55
Canceled/forfeited - options	269,056	(269,056)	5.10
Canceled/forfeited - restricted stock unit	74,393	-	-
Balance at June 30, 2014	1,838,210	5,605,386	$4.16

(1) The reduction to shares available for grant includes awards granted of 109,182 shares.

The following table summarizes the stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
Range of		Price	Contractual	Intrinsic		Price	Intrinsic
Exercise Price	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,628,745	$1.04	3.6	$11,472,489	1,628,745	$1.04	$11,472,489
$1.27 - $1.79	1,238,578	$1.53	1.7	8,110,169	1,238,578	$1.53	8,110,169
$1.80 - $5.87	1,345,025	$4.67	6.7	4,593,163	834,255	$4.24	3,201,363
$5.88 - $9.74	1,243,038	$9.49	9.2	95,930	93,135	$8.92	40,317
$10.97 - $11.26	150,000	$11.11	9.5	-	-	$-	-
	5,605,386			$24,271,751	3,794,713		$22,824,338

Stock-based Compensation Expense

The Company accounts for its employee stock options, stock purchase rights, restricted stock units including restricted performance stock units granted under the 1996 Stock Plan, 1996 Director Option Plan, the 2006 Stock Plan, the 2003 Contactual Plan, the 2012 Equity Incentive Plan, the 2013 New Employee Inducement Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the three months ended June 30, 2014 and 2013, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

As of June 30, 2014, there was $15.6 million of unamortized stock-based compensation expense related to unvested stock awards which is expected to be recognized over a weighted average period of 2.83 years.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
Expected volatility	59%	66%
Expected dividend yield	-	-
Risk-free interest rate	1.53%	0.73%
Weighted average expected option term	5.00 years	4.50 years

Weighted average fair value of options granted	$4.01	$3.96

In accordance with ASC 718 - Stock Compensation, the Company recorded $1,671,000 and $718,000 in compensation expense relative to stock-based awards for the three months ended June 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, or ESPP, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable nine month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the ESPP as a compensatory plan and recorded compensation expense of $176,000 and $189,000 for the three months ended June 30, 2014 and 2013, respectively, in accordance with ASC 718.

As of June 30, 2014, there was $179,000 of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three months ended June 30, 2014 and 2013.

The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three months ended June 30, 2014 and 2013 which was recorded as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Cost of service revenue	$115	$68
Cost of product revenue	-	-
Research and development	314	154
Sales and marketing	744	347
General and administrative	674	338
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax	1,847	907

Tax benefit	-	-
Stock-based compensation expense related to employee
stock options and employee stock purchases, net of tax	$1,847	$907

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and March 31, 2014 (in thousands):

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2014

Cash equivalents:
Money market funds	$25,020	$-	$-	$25,020
Short-term investments:
Mutual funds	1,930	-	-	1,930
Commercial paper	-	24,589	-	24,589
Corporate debt	-	69,224	-	69,224
Municipal securities	-	5,435	-	5,435
Asset backed securities	-	20,075	-	20,075
Mortgage backed securities	-	4,879	-	4,879
International government securities	-	805	-	805

Total	$26,950	$125,007	$-	$151,957

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014

Cash equivalents:
Money market funds	$32,611	$-	$-	$32,611
Short-term investments:
Mutual funds	1,909	-	-	1,909
Commercial paper	-	30,379	-	30,379
Corporate debt	-	14,893	-	14,893
Long-term investments:
Corporate debt	-	48,724	-	48,724
Municipal securities	-	5,439	-	5,439
Asset backed securities	-	17,054	-	17,054
International government securities	-	804	-	804

Total	$34,520	$117,293	$-	$151,813

4. BALANCE SHEET DETAIL

	June 30,	March 31,
	2014	2014
Inventory (in thousands):
Work-in-process	$9	$23
Finished goods	744	788
	$753	$811

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

	Three Months Ended
	June 30,
	2014	2013
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$8	$1,992
Income from discontinued operations, net of income tax provision	-	147
Net income available to common stockholders	8	2,139

Denominator:
Common shares	88,592	72,510

Denominator for basic calculation	88,592	72,510
Employee stock options	2,480	2,911
Stock purchase rights	373	335
Denominator for diluted calculation	91,445	75,756

Income per share - continuing operations:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Income per share - discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net income per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

The following shares attributable to outstanding stock options and stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Employee stock options	1,370	935
Stock purchase rights	79	2
Total anti-dilutive employee stock-based securities	1,449	937

6. INCOME TAXES

For the three months ended June 30, 2014, the Company recorded a provision for income taxes of $0.7 million, which was primarily attributable to net income from continuing operations. For the three months ended June 30, 2013, the Company recorded a provision for income taxes of $1.1 million, which was primarily attributable to net income from continuing operations ($1.0 million) and from discontinued operations ($0.1 million).

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2014, there were $2.2 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate.  The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three-month period ended June 30, 2014, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2014 may be subject to examination by the Internal Revenue Service, California and various other states. As of July 23, 2014, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2010 to 2014.

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

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2014 or 2013. The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended
	June 30,
	2014	2013
Americas (principally US)	91%	99%
Europe	8%	0%
Asia Pacific	1%	1%
	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	June 30,	March 31,
	2014	2014
United States	$6,483	$6,305
Europe	1,567	1,087
Asia	289	319
Total	$8,339	$7,711

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Balance at beginning of period	$660	$452
Accruals for warranties	54	177
Payments	(95)	(155)
Balance at end of period	$619	$474

Minimum Third Party Customer Support Commitments

In the third quarter of fiscal 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. The total remaining obligation under the amended contract is $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2015 through 2016. At June 30, 2014, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2015	$1,355
2016	214
Total minimum payments	$1,569

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

On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, we were dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, we were sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. We believe we have factual and legal defenses to these claims and are presenting a vigorous defense.  Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds and affecting each claim of the patent which is the basis for the complaint filed against us.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, we filed an informational pleading in support of and joining a motion to stay the proceeding in the District Court; the District Court granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority.  On March 24, 2014, the USPTO issued another Office Action in which the rejections of the claims were maintained.  We cannot estimate potential liability in this case at this early stage of litigation.

On October 25, 2011, we were named a defendant in a lawsuit, Klausner Technologies, Inc. v. Oracle Corporation et al., along with 30 other defendants filed in the U.S. District Court for the District of Delaware. Based on a transfer of ownership of the patent in suit, the lawsuit against 8x8 became IPVX Patent Holdings, Inc., v. 8x8, Inc. The lawsuit alleges infringement of a patent that is believed to have expired.  On November 1, 2011, IPVX dismissed the complaint voluntarily and filed new complaints separating the defendants, including a new complaint against 8x8.  On March 21, 2013, the District Court granted 8x8's Motion to Change Venue, and ordered the transfer of the case to the U.S. District Court for the Northern District of California.  The Company filed its answer to the complaint on April 25, 2014.  On July 7, 2014, the parties agreed to participate in a Court-facilitated mediation session, and subsequently agreed to settle all claims in the suit under confidential terms which await finalization; subject to such the written agreement being finalized, this lawsuit is dismissed.   The impact of the settlement on the Company will be immaterial.

On March 31, 2014, we were named a defendant in a lawsuit, CallWave Communications LLC v. 8x8, Inc.  CallWave Communications also sued Fonality Inc. on March 31, 2014, and previously sued other companies including Verizon, Google, T-Mobile, and AT&T.  We are currently assessing factual and legal defenses to these claims and expect to present a vigorous defense.  We have answered the complaint and filed counterclaims in response thereto.  We cannot estimate potential liability in this case at this early stage of the litigation.

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

The dedicated server hosting business has been reported as discontinued operations. The results of operations position of these discontinued operations is as follows:

Results of operations:
	Three Months Ended
	June 30,
	2014	2013
Revenue	$-	$753
Operating expense	-	502
Income before income taxes	-	251
Provision for income taxes	-	104
Income from discontinued operations	-	147

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

BUSINESS OVERVIEW

We develop and market a comprehensive portfolio of cloud-based communication and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These communication and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. We also provide cloud-based computing services. As of June 30, 2014, we had 39,340 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of these cloud products, services and technology. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ending March 31, 2015).

RECLASSIFICATION

Certain amounts previously reported within our consolidated statements of income have been reclassified to conform to the current period presentation. The reclassification included certain prior-period amounts that are related to our discontinued operations.

The reclassification had no impact on our previously reported net income or basic and diluted net income per share amounts. The operating results discussed under "Results of Operations" exclude the impact of our discontinued operations for all periods presented.

SUMMARY AND OUTLOOK

In the first quarter of fiscal 2015, we displayed continued momentum with revenue increasing 30% year over year to a record $37.9 million; our channel and mid-market sales increasing 94% year over year, representing 44% of new monthly recurring revenue sold in the quarter; and average monthly service revenue per business customer of $293, up 11% compared with $263 in the same period last year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics (1)
	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,
	2014	2014	2013	2013	2013
Total business customers (2)	39,340	37,933	36,753	34,674	33,374
Business customers average monthly
service revenue per customer (3)	$ 293	$ 287	$ 274	$ 268	$ 263
Monthly business service revenue churn	0.4%	1.2%	1.5%	1.2%	1.2%

Overall service margin	80%	79%	81%	81%	82%
Overall product margin	-9%	-23%	-34%	-27%	-22%
Overall gross margin	71%	70%	71%	71%	72%

(1)	Selected operating statistics table include continuing operations and excludes dedicated server hosting business sold September 30, 2013.
(2)

Business customers are defined as customers paying for service. Customers that are currently in the 30-day trial period are considered to be customers that are paying for service. Customers subscribing to Virtual Office Solo, DNS or Cloud VPS services are not included as business customers.

(3)

Business customer average monthly service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$34,276	$26,499	$7,777	29.3%
Percentage of total revenue	90.4%	90.6%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services, and royalties earned from cloud technology licenses. We expect that cloud communication and collaboration service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the first quarter of fiscal 2015 primarily due to the increase in our business customer subscriber base and an increase in the average monthly service revenue per customer. Our business service subscriber base grew from 33,374 business customers on June 30, 2013, to 39,340 on June 30, 2014.

	June 30,		Dollar	Percent
Product revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,637	$2,752	$885	32.2%
Percentage of total revenue	9.6%	9.4%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three months ended June 30, 2014 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2014 or 2013.

	June 30,		Dollar	Percent
Cost of service revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,997	$4,786	$2,211	46.2%
Percentage of service revenue	20.4%	18.1%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended June 30, 2014 increased over the comparable period in the prior fiscal year primarily due to a $1.1 million increase in third party network services expenses, a $0.5 million increase in payroll and related expenses, a $0.2 million increase in depreciation expense, and a $0.1 million increase in consulting, temporary personnel, and outside service expenses.

	June 30,		Dollar	Percent
Cost of product revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,969	$3,347	$622	18.6%
Percentage of product revenue	109.1%	121.6%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended June 30, 2014 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The decrease in negative margin is due to less discounting of equipment in the current period.

	June 30,		Dollar	Percent
Research and development	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,406	$2,336	$1,070	45.8%
Percentage of total revenue	9.0%	8.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three months ended June 30, 2014, we expensed all research and development costs as they were incurred in accordance with ASC 985-20. The research and development expenses for the three months ended June 30, 2014 increased over the comparable period in the prior fiscal year primarily due to a $0.3 million increase in consulting, temporary personnel, and outside service expenses, a $0.3 million decrease in amounts capitalized as software developments costs, a $0.2 million increase in stock-based compensation expenses, and a $0.1 million increase in payroll and related costs.

	June 30,		Dollar	Percent
Sales and marketing	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$19,160	$13,072	$6,088	46.6%
Percentage of total revenue	50.5%	44.7%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the first quarter of fiscal 2015 increased over the same quarter in the prior fiscal year primarily because of a $3.5 million increase in payroll and related costs, a $0.5 million increase in temporary personnel, consulting and outside service expenses, a $0.5 million increase in indirect channel commission expenses, and a $0.4 increase in stock-based compensation expenses.

	June 30,		Dollar	Percent
General and administrative	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,878	$2,772	$1,106	39.9%
Percentage of total revenue	10.2%	9.5%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the first quarter of fiscal 2015 increased over the same quarter in the prior fiscal year primarily because of a $0.3 million increase in payroll and related costs, a $0.3 million increase in stock-based compensation expenses, a $0.2 million increase in legal fees, and a $0.2 million increase in recruiting, temporary personnel, consulting and outside service expenses.

	June 30,		Dollar	Percent
Other income, net	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$177	$15	$162	1080.0%
Percentage of total revenue	0.5%	0.1%

In the three months ended June 30, 2014, other income, net primarily consisted of interest income earned on our cash, cash equivalents and investments.

	June 30,		Dollar	Percent
Provision for income tax	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$672	$961	$(289)	-30.1%
Percentage of income
before provision for income taxes	98.8%	32.5%

For the three months ended June 30, 2014, we recorded a provision for income taxes of $0.7 million which was primarily attributable to income from continuing operations. For the three months ended June 30, 2013, we recorded a provision for income taxes of $1.1 million which was primarily attributable to net income from continuing operations ($1.0 million) and discontinued operations ($0.1 million).

The effective tax rate set forth in the previous table is calculated by dividing the income tax provision by net income before income tax expense. We estimate our annual effective tax rate at the end of each quarter. In estimating the annual effective tax rate, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, permanent tax differences, the geographic mix of pre-tax income and the application and interpretations of existing tax laws.

Income from discontinued operations,	June 30,		Dollar	Percent
net of income tax provision	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$147	$(147)	-100.0%
Percentage of total revenue	0.0%	0.5%

On September 30, 2013, we sold our dedicated server hosting business. The current historical results of our dedicated server hosting business have been reclassified to income from discontinued operations, net of income tax provision.

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $182.0 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2014 was approximately $4.7 million, compared with $5.2 million for the three months ended June 30, 2013. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was approximately $8.9 million during the three months ended June 30, 2014. We spent approximately $1.0 million on the purchase of property and equipment, and we purchased $7.9 million of short-term investments, net of sales and proceeds from maturities of short-term investments. The net cash used in investing activities for the three months ended June 30, 2013 was $0.8 million during which period we spent approximately $0.5 million on the purchase of additional furniture and fixtures and leasehold and capitalized $0.3 million of software costs.

Our financing activities for the three months ended June 30, 2014 were not material. For the three-month period ended June 30, 2013, our financing activities consisted primarily of cash proceeds of $1.3 million related to the exercise of employee stock options and the purchase of shares under the employee stock purchase plan and $0.1 million of cash used to repurchase shares of our common stock.

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We lease our UK headquarters in Aylesbury UK under an operating lease agreement that expires in March 2017, with a break clause in March 2015 exercisable with six months' notice. The lease has a base monthly rent of $9,201 until March 2015, rising to $9,909 thereafter, and requires us to pay property taxes, service charges, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2014 totaled $502,000 with accumulated amortization of $325,000.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. At June 30, 2014, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At June 30, 2014, future minimum annual payments under these third party network service contracts were $1.4 million in fiscal 2015 and $0.2 million for fiscal 2016.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2014, which we filed with the Securities and Exchange Commission on May 27, 2014.

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

Date: July 25, 2014

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)