Form 10-Q
period 2014-09-30
8X8 INC /DE/
filed 2014-10-22
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

      The number of shares of the Registrant's Common Stock outstanding as of October 20, 2014 was 89,461,885.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$56,048	$59,159
Short-term investments	129,519	47,181
Accounts receivable, net	7,266	5,503
Inventory	754	811
Deferred cost of goods sold	591	263
Deferred tax asset	1,732	2,065
Other current assets	2,656	1,951
Total current assets	198,566	116,933
Long-term investments	-	72,021
Property and equipment, net	9,555	7,711
Intangible assets, net	13,826	15,095
Goodwill	38,114	38,461
Non-current deferred tax asset	46,128	47,797
Other assets	1,144	1,185
Total assets	$307,333	$299,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,898	$6,789
Accrued compensation	5,500	4,583
Accrued warranty	538	660
Accrued taxes	2,570	2,323
Deferred revenue	1,522	1,857
Other accrued liabilities	1,321	1,909
Total current liabilities	20,349	18,121

Non-current liabilities	1,494	1,619
Non-current deferred revenue	1,038	1,285
Total liabilities	22,881	21,025

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	89	88
Additional paid-in capital	389,755	384,325
Accumulated other comprehensive gain	(26)	430
Accumulated deficit	(105,366)	(106,665)
Total stockholders' equity	284,452	278,178
Total liabilities and stockholders' equity	$307,333	$299,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service revenue	$36,121	$27,826	$70,397	$54,325
Product revenue	3,477	2,989	7,114	5,741
Total revenue	39,598	30,815	77,511	60,066

Operating expenses:
Cost of service revenue	7,505	5,209	14,502	9,995
Cost of product revenue	3,762	3,783	7,731	7,130
Research and development	3,496	2,640	6,902	4,976
Sales and marketing	19,440	13,745	38,600	26,817
General and administrative	3,893	3,125	7,771	5,897
Gain on patent sale	(1,000)	-	(1,000)	-
Total operating expenses	37,096	28,502	74,506	54,815
Income from operations	2,502	2,313	3,005	5,251
Other income, net	200	1	377	16
Income from continuing operations before provision for income taxes	2,702	2,314	3,382	5,267
Provision for income taxes	1,411	826	2,083	1,787
Income from continuing operations	1,291	1,488	1,299	3,480
Income from discontinued operations, net of income tax provision	-	154	-	301
Gain on disposal of discontinued operations,
net of income tax provision of $463	-	589	-	589
Net income	$1,291	$2,231	$1,299	$4,370

Income per share - continuing operations:
Basic	$0.01	$0.02	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.05
Income per share - discontinued operations:
Basic	$0.00	$0.01	$0.00	$0.01
Diluted	$0.00	$0.01	$0.00	$0.01
Net income per share:
Basic	$0.01	$0.03	$0.01	$0.06
Diluted	$0.01	$0.03	$0.01	$0.06
Weighted average number of shares:
Basic	89,073	72,970	88,861	72,788
Diluted	91,615	76,232	91,568	76,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$1,291	$2,231	$1,299	$4,370
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(51)	10	35	(55)
Foreign currency translation adjustment	(944)	-	(491)	-
Comprehensive income	$296	$2,241	$843	$4,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,299	$4,370
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,576	1,287
Amortization of intangible assets	1,133	671
Amortization of capitalized software	170	37
Net accretion of discount and amortization of premium on
marketable securities	428	-
Gain on disposal of discontinued operations	-	(589)
Stock-based compensation	3,855	2,013
Deferred income tax provision	2,002	1,589
Other	115	390
Changes in assets and liabilities:
Accounts receivable, net	(1,883)	(1,179)
Inventory	29	91
Other current and non-current assets	(608)	(431)
Deferred cost of goods sold	(340)	(6)
Accounts payable	980	22
Accrued compensation	918	17
Accrued warranty	(122)	100
Accrued taxes and fees	249	(166)
Deferred revenue	(564)	961
Other current and non-current liabilities	(607)	(166)
Net cash provided by operating activities	8,630	9,011

Cash flows from investing activities:
Purchases of property and equipment	(2,553)	(1,445)
Cost of capitalized software	(181)	(473)
Proceeds from maturity of investments	21,600	-
Sales of investments - available for sale	25,537	-
Purchases of investments - available for sale	(57,854)	-
Net cash used in investing activities	(13,451)	(1,918)

Cash flows from financing activities:
Capital lease payments	(81)	(10)
Repurchase of common stock	(80)	(257)
Proceeds from issuance of common stock under employee stock plans	1,699	2,214
Net cash provided by financing activities	1,538	1,947

Effect of exchange rate changes on cash	172	-
Net (decrease) increase in cash and cash equivalents	(3,111)	9,040

Cash and cash equivalents at the beginning of the period	59,159	50,305
Cash and cash equivalents at the end of the period	$56,048	$59,345

Supplemental cash flow information
Income taxes paid	$93	$276
Interest paid	16	2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets a comprehensive portfolio of cloud-based communications and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These unified communications and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. The Company also provides cloud-based computing services. As of September 30, 2014, the Company had approximately 40,400 business customers.

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

In accordance with the guidance of ASC 605-25, when the Company enters into revenue arrangements with multiple deliverables the Company allocates arrangement consideration, including activation fees, among the 8x8 IP telephones and subscriber services based on their relative selling prices. Arrangement consideration allocated to the IP telephones that is fixed or determinable and that is not contingent on future performance or deliverables is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services that is fixed or determinable and that is not contingent on future performance or deliverables is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

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

The Company's investments are comprised of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, international government securities, certificates of deposit and money market funds. At September 30, 2014 and March 31, 2014, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of "other income, net" in the consolidated statements of income and are computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of a major financial institution.

Available-for-sale investments were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2014	Costs	Gain	Loss	Fair Value
Money market funds	$22,571	$-	$-	$22,571
Fixed income
Mutual funds	2,000	-	(87)	1,913
Commercial paper	18,232	5	(1)	18,236
Corporate debt	67,902	69	(2)	67,969
Municipal securities	5,435	3	(6)	5,432
Asset backed securities	26,038	6	(5)	26,039
Mortgage backed securities	6,955	-	(29)	6,926
International government securities	800	5	-	805
Certificates of deposit	2,200	-	(1)	2,199
Total available-for-sale investments	$152,133	$88	$(131)	$152,090

Reported as (in thousands):
Cash and cash equivalents				$22,571
Short-term investments				129,519
Total				$152,090

Contractual maturities of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, international government securities, certificates of deposit and money market funds as of September 30, 2014 are set forth below (in thousands):

Due within one year	$102,300
Due after one year	49,790
Total	$152,090

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2014	Costs	Gain	Loss	Fair Value
Money market funds	$32,611	$-	$-	$32,611
Fixed income
Mutual funds	1,964	-	(55)	1,909
Commercial paper	30,374	5	-	30,379
Corporate debt	63,621	35	(39)	63,617
Municipal securities	5,435	5	(1)	5,439
Asset backed securities	17,049	6	(1)	17,054
International government securities	800	4	-	804
Total available-for-sale investments	$151,854	$55	$(96)	$151,813

Reported as (in thousands):
Cash and cash equivalents				$32,611
Short-term investments				47,181
Long-term investments				72,021
Total				$151,813

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

Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	September 30, 2014			March 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(2,493)	$5,749	$8,242	$(2,080)	$6,162
Customer relationships	9,686	(2,566)	7,120	9,686	(1,710)	7,976
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$18,885	$(5,059)	$13,826	$18,885	$(3,790)	$15,095

At September 30, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2015	$1,119
2016	2,238
2017	2,231
2018	1,983
2019	1,737
Thereafter	3,561
Total	$12,869

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

In the first six months of fiscal 2015, the Company expensed all research and development costs in accordance with ASC 985-20. At September 30, 2014 and March 31, 2014, total capitalized software development costs included in other long-term assets was approximately $1.1 million and $1.0 million, respectively, and accumulated amortization costs related to capitalized software was approximately $0.3 million and $0.1 million, respectively.

In the first six months of fiscal 2014, the Company capitalized $0.5 million in accordance with ASC 985-20.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40 - Internal Use Software, which requires capitalization of certain software development costs incurred during the application development stage. In the first six months of fiscal 2015, the Company capitalized $0.5 million in accordance with ASC 350-40, of which $0.2 million is classified as other long-term assets and $0.3 million is classified as property and equipment. No such costs were capitalized in the first six months of fiscal 2014.

Foreign Currency Translation

The Company has determined that the functional currency of its UK foreign subsidiary is the subsidiary's local currency, the British Pound Sterling ("GBP"), which the Company believes most appropriately reflects the current economic facts and circumstances of the UK subsidiary's operations. The assets and liabilities of the subsidiary are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholders' equity in the consolidated balance sheets.

Stock Purchase Right/Restricted Stock Unit and Option Activity

Stock purchase right activity for the six months ended September 30, 2014 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2014	489,627	$4.83	1.93
Granted	31,432	7.88
Vested	(175,038)	3.81
Forfeited	(34,075)	5.67
Balance at September 30, 2014	311,946	$5.62	1.84

Restricted stock unit and performance stock unit activity for the six months ended September 30, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Purchase	Contractual
	Shares	Price	Term (in Years)
Balance at March 31, 2014	1,134,856	$-	2.00
Granted	248,492
Vested	(118,561)
Forfeited	(93,755)
Balance at September 30, 2014	1,171,032	$-	1.87

Option activity for the six months ended September 30, 2014 is summarized as follows (table includes stock purchase rights and RSUs; not limited to options):

			Weighted
		Shares	Average
	Shares	Subject to	Exercise
	Available	Options	Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2014	1,613,943	6,002,382	$4.14
Change in options available for grant	6,800,000	-	-
Granted - options	(106,684)	106,684	7.56
Stock purchase rights/restricted stock unit (1)	(279,924)	-	-
Exercised	-	(483,184)	1.55
Canceled/forfeited - options	278,098	(278,098)	5.11
Canceled/forfeited - restricted stock unit	93,944	-	5.67
Balance at September 30, 2014	8,399,377	5,347,784	$4.16

(1) The reduction to shares available for grant includes awards granted of 279,924 shares.

The following table summarizes stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
Range of		Price	Contractual	Intrinsic		Price	Intrinsic
Exercise Price	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,453,500	$1.03	3.3	$8,208,733	1,453,500	$1.03	$8,208,733
$1.27 - $1.79	1,103,128	$1.54	1.5	5,673,510	1,103,128	$1.54	5,673,510
$1.80 - $5.87	1,305,184	$4.68	6.1	2,607,072	869,566	$4.30	2,059,942
$5.88 - $9.74	1,335,972	$9.35	9.0	33,180	294,442	$9.40	15,899
$10.97 - $11.26	150,000	$11.11	9.3	-	-	$-	-
	5,347,784			$16,522,495	3,720,636		$15,958,084

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

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the three and six months ended September 30, 2014 and 2013, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

As of September 30, 2014, unamortized stock-based compensation expense related to unvested stock awards was approximately $15.0 million, which is expected to be recognized over a weighted average period of 2.65 years.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected volatility	58%	64%	58%	64%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.74%	1.98%	1.72%	1.88%
Weighted average expected option term	5.30 years	6.20 years	5.20 years	6.10 years

Weighted average fair value of options granted	$3.90	$5.76	$3.91	$5.62

In accordance with ASC 718 - Stock Compensation, the Company recorded $1.7 million and $1.0 million in compensation expense relative to stock-based awards for the three months ended September 30, 2014 and 2013, and $3.4 million and $1.8 million for the six months ended September 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, or ESPP, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the ESPP as a compensatory plan and recorded compensation expense of $0.3 million and $0.1 million for the three months ended September 30, 2014 and 2013, and $0.5 million and $0.3 million for the six months ended September 30, 2014 and 2013, respectively, in accordance with ASC 718.

The estimated fair value of ESPP options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected volatility	46%	38%	46%	38%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.09%	0.11%	0.09%	0.11%
Weighted average expected ESPP option term	0.75 years	0.75 years	0.75 years	0.75 years

Weighted average fair value of
ESPP options granted	$2.46	$2.60	$2.46	$2.60

As of September 30, 2014, there were approximately $0.4 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three and six months ended September 30, 2014 and 2013, respectively.

The following table summarizes the classification of stock-based compensation expense related to employee stock options and employee stock purchases under ASC 718 among the Company's operating functions for the three and six months ended September 30, 2014 and 2013 which was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of service revenue	$160	$68	$275	$136
Cost of product revenue	-	-	-	-
Research and development	315	141	629	295
Sales and marketing	910	393	1,654	740
General and administrative	623	504	1,297	842
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax	2,008	1,106	3,855	2,013

Tax benefit	-	-	-	-
Stock-based compensation expense related to employee
stock options and employee stock purchases, net of tax	$2,008	$1,106	$3,855	$2,013

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
September 30, 2014	(Level 1)	(Level 2)	(Level 3)	2014

Cash equivalents:
Money market funds	$22,571	$-	$-	$22,571
Short-term investments:
Money market funds	1,913	-	-	1,913
Commercial paper	-	18,235	-	18,235
Corporate debt	-	67,968	-	67,968
Municipal securities	-	5,433	-	5,433
Asset backed securities	-	26,039	-	26,039
Mortgage backed securities	-	6,926	-	6,926
International government securities	-	805	-	805
Certificates of deposit	-	2,200	-	2,200

Total	$24,484	$127,606	$-	$152,090

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
March 31, 2014	(Level 1)	(Level 2)	(Level 3)	2014

Cash equivalents:
Money market funds	$32,611	$-	$-	$32,611
Short-term investments:
Mutual funds	1,909	-	-	1,909
Commercial paper	-	30,379	-	30,379
Corporate debt	-	14,893	-	14,893
Long-term investments:
Corporate debt	-	48,724	-	48,724
Municipal securities	-	5,439	-	5,439
Asset backed securities	-	17,054	-	17,054
International government securities	-	804	-	804

Total	$34,520	$117,293	$-	$151,813

4. BALANCE SHEET DETAIL

	September 30,	March 31,
	2014	2014
Inventory (in thousands):
Work-in-process	$12	$23
Finished goods	742	788
	$754	$811

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$1,291	$1,488	$1,299	$3,480
Income from discontinued operations, net of income tax provision	-	743	-	890
Net income available to common stockholders	1,291	2,231	1,299	4,370

Denominator:
Common shares	89,073	72,970	88,861	72,788

Denominator for basic calculation	89,073	72,970	88,861	72,788
Employee stock options	2,187	2,913	2,335	2,896
Stock awards	355	349	372	351
Denominator for diluted calculation	91,615	76,232	91,568	76,035

Income per share - continuing operations
Basic	$0.01	$0.02	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.05
Income per share - discontinued operations
Basic	$0.00	$0.01	$0.00	$0.01
Diluted	$0.00	$0.01	$0.00	$0.01
Net income per share
Basic	$0.01	$0.03	$0.01	$0.06
Diluted	$0.01	$0.03	$0.01	$0.06

The following shares attributable to outstanding stock options and stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee stock options	1,422	325	1,396	495
Stock purchase rights	62	72	60	55
Total anti-dilutive employee stock-based securities	1,484	397	1,456	550

6. INCOME TAXES

For the three and six months ended September 30, 2014, the Company recorded a provision for income taxes of $1.4 million and $2.1 million which was primarily attributable to income from continuing operations. For the three and six months ended September 30, 2013, the Company recorded a provision for income taxes of $1.4 million and $2.5 million which was primarily attributable to income from continuing operations ($0.8 million and $1.8 million, respectively), income from discontinued operations ($0.1 million and $0.2 million respectively) and gain on disposal of discontinued operations ($0.5 million).

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2014, there were $2.2 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate.  The Company does not believe that there has been any significant change in the unrecognized tax benefits in the six-month period ended September 30, 2014, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2014 may be subject to examination by the Internal Revenue Service, California and various other states. As of October 20, 2014, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2010 to 2014.

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

No customer represented greater than 10% of the Company's total revenues for the three and six months ended September 30, 2014 or 2013. The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Americas (principally US)	92%	99%	92%	99%
Europe	7%	0%	7%	0%
Asia Pacific	1%	1%	1%	1%
	100%	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and was as follows (in thousands):

	September 30,	March 31,
	2014	2014
United States	$7,822	$6,305
Europe	1,474	1,087
Asia	259	319
Total	$9,555	$7,711

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$619	$474	$660	$452
Accruals for warranties	15	293	68	470
Settlements	(96)	(215)	(190)	(370)
Balance at end of period	$538	$552	$538	$552

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

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2015 through 2016. At September 30, 2014, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2015	$1,196
2016	1,726
2017	1,501
2018	1,035
Total minimum payments	$5,458

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

On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, we were dismissed without prejudice from this lawsuit under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, we were sued again by Bear Creek Technologies, Inc. in the United States District Court for the District of Delaware. We believe we have factual and legal defenses to these claims and are presenting a vigorous defense.  Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds and affecting each claim of the patent which is the basis for the complaint filed against us.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, we filed an informational pleading in support of and joining a motion to stay the proceeding in the District Court; the District Court granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority.  On March 24, 2014, the USPTO issued another Office Action in which the rejections of the claims were maintained.  On August 15, 2014, the USPTO issued a Right of Appeal Notice, as the USPTO maintained all rejections of the patent claims.  On September 15, 2014, Bear Creek Technologies, Inc. filed a Notice of Appeal of this decision.    We cannot estimate potential liability in this case at this early stage of litigation.

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

9. PATENT SALE

On June 22, 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. In August 2014, the Company collected and recognized a gain of $1.0 million attributable to a license agreement obtained by the third party purchaser. As of September 30, 2014, there remained a maximum of $1.0 million of potential future payments under the agreement based on future license agreements obtained by the third party purchaser. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

10. DISCONTINUED OPERATIONS

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

The dedicated server hosting business has been reported as discontinued operations. The results of operations of these discontinued operations were as follows (in thousands):

Results of operations:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$-	$677	$-	$1,430
Operating expense	-	420	-	922
Income before income taxes	-	257	-	508
Provision for income taxes	-	103	-	207
Income from discontinued operations	-	154	-	301
Gain on disposal of discontinued operations,
net of income tax provision of $463	-	589	-	589

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

BUSINESS OVERVIEW

We develop and market a comprehensive portfolio of cloud-based communication and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These communication and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. We also provide cloud-based computing services. As of September 30, 2014, we had approximately 40,400 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of these cloud products, services and technology. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ending March 31, 2015).

SUMMARY AND OUTLOOK

In the second quarter of fiscal 2015, we experienced continued momentum with revenue increasing 29% year over year to a record $39.6 million; service revenue increasing 30% year over year; average monthly service revenue per business customer of $299, up 12% compared with $268 in the same period last year; and revenue churn of 0.9%, the second consecutive quarter below 1%. In addition, revenue from our mid-market customers represented 41% of our service revenue in fiscal 2015 compared to 35% for fiscal 2014. We will continue invest in research and development, customer support and sales and marketing to enhance our service offering to target the mid-market and distributed enterprises.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics (1)
	Sept. 30,	June 30,	March 31,	Dec 31,	Sept. 30,
	2014	2014	2014	2013	2013
Total business customers (2)	40,434	39,340	37,933	36,753	34,674
Business customers average monthly
service revenue per customer (3)	$ 299	$ 293	$ 287	$ 274	$ 268
Monthly business service revenue churn	0.9%	0.4%	1.2%	1.5%	1.2%

Overall service margin	79%	80%	79%	81%	81%
Overall product margin	-8%	-9%	-23%	-34%	-27%
Overall gross margin	72%	71%	70%	71%	71%

(1)	Selected operating statistics table include continuing operations and excludes dedicated server hosting business sold September 30, 2013.
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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$36,121	$27,826	$8,295	29.8%
Percentage of total revenue	91.2%	90.3%
Six months ended	$70,397	$54,325	$16,072	29.6%
Percentage of total revenue	90.8%	90.4%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services, and royalties earned from cloud technology licenses. We expect that cloud communication and collaboration service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. Cloud and collaboration service revenues increased in the second quarter of fiscal 2015 primarily due to the increase in our business customer subscriber base (net of customer churn). Our business subscriber base grew from approximately 34,700 business customers on September 30, 2013, to approximately 40,400 on September 30, 2014, and average monthly service revenue per customer increased from $268 at September 30, 2013 to $299 at September 30, 2014.

Cloud communication and collaboration service revenues increased in the six months of fiscal 2015 also primarily due to the increases in our business customer subscriber base (net of customer churn) and average monthly service revenue per customer. Our business service subscriber base increased approximately from 37,900 business customers on April 1, 2014, to approximately 40,400 on September 30, 2014, and average monthly service revenue per customer increased from $287 at April 1, 2014 to $299 at September 30, 2014.  The increase in business customers included approximately 1,000 customers obtained through our acquisition of Voicenet Ltd, on November 29, 2013.

	September 30,		Dollar	Percent
Product revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,477	$2,989	$488	16.3%
Percentage of total revenue	8.8%	9.7%
Six months ended	$7,114	$5,741	$1,373	23.9%
Percentage of total revenue	9.2%	9.6%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three and six months ended September 30, 2014 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of our total revenues for the three months ended September 30, 2014 or 2013.

	September 30,		Dollar	Percent
Cost of service revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$7,505	$5,209	$2,296	44.1%
Percentage of service revenue	20.8%	18.7%
Six months ended	$14,502	$9,995	$4,507	45.1%
Percentage of service revenue	20.6%	18.4%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended September 30, 2014 increased over the comparable period in the prior fiscal year primarily due to a $1.3 million increase in third-party network service expenses, a $0.5 million increase in payroll and related expenses, a $0.3 million increase in depreciation, and a $0.1 million increase in stock-based compensation expenses.

Cost of service revenue for the six months ended September 30, 2014 increased over the comparable period in the prior fiscal year primarily due to a $2.4 million increase in third party network services expenses, a $0.9 million increase in payroll and related expenses, a $0.4 million increase in depreciation expense, and a $0.1 million increase in stock-based compensation expenses.

	September 30,		Dollar	Percent
Cost of product revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,762	$3,783	$(21)	-0.6%
Percentage of product revenue	108.2%	126.6%
Six months ended	$7,731	$7,130	$601	8.4%
Percentage of product revenue	108.7%	124.2%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended September 30, 2014 was consistent with the comparable period. The cost of product revenue for the six months ended September 30, 2014 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The decrease in negative margin is due to less discounting of equipment in the current period.

	September 30,		Dollar	Percent
Research and development	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,496	$2,640	$856	32.4%
Percentage of total revenue	8.8%	8.6%
Six months ended	$6,902	$4,976	$1,926	38.7%
Percentage of total revenue	8.9%	8.3%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three and six months ended September 30, 2014, we expensed all research and development costs as they were incurred in accordance with ASC 985-20. The research and development expenses for the three months ended September 30, 2014 increased over the comparable period in the prior fiscal year primarily due to a $0.4 million increase in consulting, temporary personnel, and outside service expenses, a $0.4 million increase in payroll and related costs, and a $0.2 million increase in stock-based compensation expenses.

The research and development expenses for the six months ended September 30, 2014 increased over the comparable period in the prior fiscal year primarily due to a $0.8 million increase in consulting, temporary personnel, and outside service expenses, a $0.7 million increase in payroll and related costs, and a $0.4 million increase in stock-based compensation expenses.

	September 30,		Dollar	Percent
Sales and marketing	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$19,440	$13,745	$5,695	41.4%
Percentage of total revenue	49.1%	44.6%
Six months ended	$38,600	$26,817	$11,783	43.9%
Percentage of total revenue	49.8%	44.6%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2014 increased over the same quarter in the prior fiscal year primarily because of a $2.9 million increase in payroll and related costs, a $0.5 million increase in stock-based compensation expenses, a $0.4 million increase in indirect channel commission expenses, a $0.3 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in travel expenses, a $0.2 million increase in amortization expense, offset by a $0.1 million decrease in bad debt expenses.

Sales and marketing expenses for the six months ended September 30, 2014 increased over the same period in the prior fiscal year primarily because of a $7.0 million increase in payroll and related costs, $0.9 million increase in stock-based compensation expenses, a $0.9 million increase in indirect channel commissions, a $0.7 million increase in temporary personnel, consulting and outside service expenses, a $0.5 million increase in amortization expense, a $0.4 million increase in travel expenses, a $0.2 million increase in sales promotions, and a $0.1 million increase in advertising expenses.

	September 30,		Dollar	Percent
General and administrative	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,893	$3,125	$768	24.6%
Percentage of total revenue	9.8%	10.1%
Six months ended	$7,771	$5,897	$1,874	31.8%
Percentage of total revenue	10.0%	9.8%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the three months ended September 30, 2014 increased over the same quarter in the prior fiscal year primarily because of a $0.5 million increase in payroll and related costs, a $0.2 million increase in recruiting expenses, a $0.1 million increase in stock-based compensation expenses, a $0.1 million increase in rent expense, offset by a $0.2 million decrease in legal fees.

General and administrative expenses for the six months ended September 30, 2014 increased over the same period in the prior fiscal year primarily because of a $0.8 million increase in payroll and related expenses, a $0.4 million increase in stock-based compensation expenses, a $0.3 million increase in recruiting expenses, and a $0.1 million increase in rent expense.

	September 30,		Dollar	Percent
Gain on patent sale	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$(1,000)	$-	$(1,000)	-100.0%
Percentage of total revenue	-2.5%	0.0%
Six months ended	$(1,000)	$-	$(1,000)	-100.0%
Percentage of total revenue	-1.3%	0.0%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents. We recognized a gain of $1.0 million for the three months ended September 30, 2014 due to the third party purchaser entering into a license agreement with its customer. The gain on patent sale has been recorded as a reduction of operating expenses in the consolidated statements of income.

	September 30,		Dollar	Percent
Other income, net	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$200	$1	$199	19900.0%
Percentage of total revenue	0.5%	0.0%
Six months ended	$377	$16	$361	2256.3%
Percentage of total revenue	0.5%	0.0%

In the three and six months ended September 30, 2014, other income, net primarily consisted of interest income earned on our cash, cash equivalents and investments.

	September 30,		Dollar	Percent
Provision for income tax	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$1,411	$826	$585	70.8%
Percentage of income
before provision for income taxes	52.2%	35.7%
Six months ended	$2,083	$1,787	$296	16.6%
Percentage of income
before provision for income taxes	61.6%	33.9%

For the three months ended September 30, 2014, we recorded a provision for income taxes of $1.4 million which was primarily attributable to income from continuing operations, which included a one-time $1.0 million benefit related to the patent license sale. For the three months ended September 30, 2013, we recorded a provision for income taxes of $0.8 million which was primarily attributable to income from continuing operations.

For the six months ended September 30, 2014, we recorded a provision for income taxes of $2.1 million which was primarily attributable to income from continuing operations.

For the six months ended September 30, 2013, we recorded a provision for income taxes of $1.8 million which was primarily attributable to income from continuing operations, reduced by $0.2 million as an adjustment for prior period city income tax returns that were treated as discrete items for fiscal 2014.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense. We estimate our annual effective tax rate at the end of each quarter. In estimating the annual effective tax rate, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, permanent tax differences, the geographic mix of pre-tax income and the application and interpretations of existing tax laws. Operating losses in non-US tax jurisdictions cannot presently be used to offset profits and therefore increases our effective tax rate.

Income from discontinued operations,	September 30,		Dollar	Percent
net of income tax provision	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$154	$(154)	-100.0%
Percentage of total revenue	0.0%	0.5%
Six months ended	$-	$301	$(301)	-100.0%
Percentage of total revenue	0.0%	0.5%

On September 30, 2013, we sold our dedicated server hosting business. The current historical results of our dedicated server hosting business have been reclassified to income from discontinued operations, net of income tax provision.

Gain on disposal of discontinued	September 30,		Dollar	Percent
operations, net of income tax provision	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$589	$(589)	-100.0%
Percentage of total revenue	0.0%	1.9%
Six months ended	$-	$589	$(589)	-100.0%
Percentage of total revenue	0.0%	1.0%

For the three and six months ended September 30, 2013, we recorded a gain on disposal of our dedicated server hosting business of $1.1 million, net of a tax provision of $0.5 million.

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $185.6 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the six months ended September 30, 2014 was approximately $8.6 million, compared with $9.0 million for the six months ended September 30, 2013. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was approximately $13.5 million during the six months ended September 30, 2014. We spent approximately $2.6 million on the purchase of property and equipment, and we purchased $10.7 million of short term investments, net of sales, proceeds and maturities of short-term investments. The net cash used in investing activities for the six months ended September 30, 2013 was $1.9 million during which period we spent approximately $1.4 million on the purchase of additional furniture and fixtures and leasehold and capitalized $0.5 million of software costs.

Our financing activities for the six months ended September 30, 2014 consisted primarily of cash from the issuance of shares due to exercise of employee stock options and the purchase of shares under the employee stock purchase plan of $1.7 million offset by cash used to repurchase shares of our common stock of $0.1 million and payments under capital leases of $0.1 million.

Our financing activities for the six months ended September 30, 2013 consisted primarily of cash from the issuance of shares due to exercise of employee stock options and the purchase of shares under the employee stock purchase plan of $2.2 million offset by cash used to repurchase shares of our common stock of $0.3 million.

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We lease our UK headquarters in Aylesbury UK under an operating lease agreement that expires in March 2017, with a break clause in March 2015 exercisable with six months' notice.  The lease has a base monthly rent of $10,087 until March 2015, rising to $13,285 thereafter, and requires us to pay property taxes, service charges, utilities and normal maintenance costs. The lease was amended in September 2014 for additional space.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2014 totaled $0.5 million with accumulated amortization of $0.3 million.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. At September 30, 2014, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At September 30, 2014, future minimum annual payments under these third party network service contracts were $1.2 million in fiscal 2015, $1.7 million for fiscal 2016, $1.5 million for fiscal 2017, and $1.0 million for fiscal 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.2	Employment Agreement dated October 6, 2014 between the Company and Mary Ellen Genovese
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2014

8X8, INC.
(Registrant)
By: /s/ DANIEL WEIRICH
Daniel Weirich
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)