Form 10-Q
period 2014-12-31
8X8 INC /DE/
filed 2015-01-26
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

      The number of shares of the Registrant's Common Stock outstanding as of January 21, 2015 was 89,867,601.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$52,598	$59,159
Short-term investments	135,291	47,181
Accounts receivable, net	7,233	5,503
Inventory	532	811
Deferred cost of goods sold	411	263
Deferred tax asset	1,731	2,065
Other current assets	2,521	1,951
Total current assets	200,317	116,933
Long-term investments	-	72,021
Property and equipment, net	10,179	7,711
Intangible assets, net	13,032	15,095
Goodwill	37,497	38,461
Non-current deferred tax asset	45,686	47,797
Other assets	1,307	1,185
Total assets	$308,018	$299,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,272	$6,789
Accrued compensation	6,612	4,583
Accrued warranty	423	660
Accrued taxes	2,879	2,323
Deferred revenue	1,491	1,857
Other accrued liabilities	1,375	1,909
Total current liabilities	20,052	18,121

Non-current liabilities	1,425	1,619
Non-current deferred revenue	760	1,285
Total liabilities	22,237	21,025

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	90	88
Additional paid-in capital	391,766	384,325
Accumulated other comprehensive gain (loss)	(1,153)	430
Accumulated deficit	(104,922)	(106,665)
Total stockholders' equity	285,781	278,178
Total liabilities and stockholders' equity	$308,018	$299,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service revenue	$37,802	$29,737	$108,199	$84,062
Product revenue	3,570	3,008	10,684	8,749
Total revenue	41,372	32,745	118,883	92,811

Operating expenses:
Cost of service revenue	7,544	5,584	22,046	15,579
Cost of product revenue	3,959	4,041	11,690	11,171
Research and development	3,868	3,325	10,770	8,301
Sales and marketing	20,559	16,051	59,159	42,868
General and administrative	4,617	5,547	12,388	11,444
Gain on patent sale	-	-	(1,000)	-
Total operating expenses	40,547	34,548	115,053	89,363
Income (loss) from operations	825	(1,803)	3,830	3,448
Other income, net	246	586	623	602
Income (loss) from continuing operations before
provision (benefit) for income taxes	1,071	(1,217)	4,453	4,050
Provision (benefit) for income taxes	627	(1,306)	2,710	481
Income from continuing operations	444	89	1,743	3,569
Income from discontinued operations, net of income tax provision	-	-	-	301
Gain on disposal of discontinued operations,
net of income tax provision of $463	-	-	-	589
Net income	$444	$89	$1,743	$4,459

Income per share - continuing operations:
Basic	$0.01	$0.00	$0.02	$0.05
Diluted	$0.01	$0.00	$0.02	$0.05
Income per share - discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01
Net income per share:
Basic	$0.01	$0.00	$0.02	$0.06
Diluted	$0.01	$0.00	$0.02	$0.06
Weighted average number of shares:
Basic	89,594	79,742	89,107	75,071
Diluted	91,974	83,182	91,752	78,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$444	$89	$1,743	$4,459
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments	(122)	(8)	(87)	(63)
Foreign currency translation adjustment	(1,005)	326	(1,496)	326
Comprehensive income (loss)	$(683)	$407	$160	$4,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,743	$4,459
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,513	1,888
Amortization of intangible assets	1,687	1,074
Amortization of capitalized software	255	92
Net accretion of discount and amortization of premium on
marketable securities	659	-
Gain on disposal of discontinued operations	-	(589)
Gain on escrow settlement	-	(565)
Stock-based compensation	6,489	5,245
Deferred income tax provision	2,444	87
Other	268	490
Changes in assets and liabilities:
Accounts receivable, net	(2,062)	(1,104)
Inventory	235	(245)
Other current and noncurrent assets	(505)	(570)
Deferred cost of goods sold	(179)	211
Accounts payable	(736)	(1,290)
Accrued compensation	2,044	1,217
Accrued warranty	(237)	182
Accrued taxes and fees	561	62
Deferred revenue	(840)	757
Other current and non-current liabilities	(564)	172
Net cash provided by operating activities	13,775	11,573

Cash flows from investing activities:
Purchases of property and equipment	(4,523)	(2,081)
Cost of capitalized software	(456)	(590)
Acquisition of business, net of cash acquired	-	(18,474)
Proceeds from disposition of discontinued operations, net of transaction costs	-	3,000
Proceeds from maturity of investments	31,400	-
Sales of investments - available for sale	29,580	-
Purchases of investments - available for sale	(77,821)	-
Net cash used in investing activities	(21,820)	(18,145)

Cash flows from financing activities:
Capital lease payments	(115)	(26)
Repurchase of common stock	(1,723)	(320)
Proceeds from issuance of common stock, net of issuance costs	-	125,758
Proceeds from issuance of common stock under employee stock plans	2,666	2,959
Net cash provided by financing activities	828	128,371

Effect of exchange rate changes on cash	656	10
Net (decrease) increase in cash and cash equivalents	(6,561)	121,809

Cash and cash equivalents at the beginning of the period	59,159	50,305
Cash and cash equivalents at the end of the period	$52,598	$172,114

Supplemental cash flow information
Income taxes paid	$181	$479
Interest paid	25	4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

THE COMPANY

8x8, Inc. ("8x8" or the "Company") develops and markets a comprehensive portfolio of cloud-based communications and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These unified communications and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. The Company also provides cloud-based computing services. As of December 31, 2014, the Company had approximately 41,100 business customers.

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

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 985-605, Software - Revenue Recognition, the Company records shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on sales to distributors, retailers, and resellers until products are resold to the customer.

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

Multiple Element Arrangements

ASC 605-25, Multiple Element Arrangements - Revenue Recognition, requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. The provisioning of the 8x8 cloud service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, the Company allocates the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  When VSOE cannot be established, the Company attempts to establish the selling price of deliverables based on relevant TPE. TPE is determined based on manufacturers' prices for similar deliverables when sold separately, when possible. When the Company is unable to establish selling price using VSOE or TPE, it uses a BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to:

  the price list established by its management which is typically based on general pricing practices and targeted gross margin of products and services sold; and

  analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

In accordance with the guidance of ASC 605-25, when the Company enters into revenue arrangements with multiple deliverables the Company allocates arrangement consideration, including activation fees, among the 8x8 IP telephones and subscriber services based on their relative selling prices. Arrangement consideration allocated to the IP telephones that is fixed or determinable and that is not contingent on future performance or deliverables is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services telephones that is fixed or determinable and that is not contingent on future performance or deliverables is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

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

The Company's investments are comprised of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, international government securities, certificates of deposit and money market funds. At December 31, 2014 and March 31, 2014, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive loss and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of "other income, net" in the consolidated statements of income and are computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of a major financial institution.

Available-for-sale investments were (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2014	Costs	Gain	Loss	Fair Value
Money market funds	$16,821	$-	$-	$16,821
Fixed income
Mutual funds	2,000	-	(129)	1,871
Commercial paper	22,948	4	-	22,952
Corporate debt	71,890	47	(22)	71,915
Municipal securities	5,435	3	(7)	5,431
Asset backed securities	23,598	2	(6)	23,594
Mortgage backed securities	6,583	-	(56)	6,527
International government securities	800	2	-	802
Certificates of deposit	2,200	-	(1)	2,199
Total available-for-sale investments	$152,275	$58	$(221)	$152,112

Reported as (in thousands):
Cash and cash equivalents				$16,821
Short-term investments				135,291
Total				$152,112

Contractual maturities of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, international government securities, certificates of deposit and money market funds as of December 31, 2014 are set forth below (in thousands):

Due within one year	$120,291
Due after one year	31,821
Total	$152,112

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2014	Costs	Gain	Loss	Fair Value
Money market funds	$32,611	$-	$-	$32,611
Fixed income
Mutual funds	1,964	-	(55)	1,909
Commercial paper	30,374	5	-	30,379
Corporate debt	63,621	35	(39)	63,617
Municipal securities	5,435	5	(1)	5,439
Asset backed securities	17,049	6	(1)	17,054
International government securities	800	4	-	804
Total available-for-sale investments	$151,854	$55	$(96)	$151,813

Reported as (in thousands):
Cash and cash equivalents				$32,611
Short-term investments				47,181
Long-term investments				72,021
Total				$151,813

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

Intangible Assets

Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for technology is included in cost of service revenue. The carrying values of intangible assets were as follows (in thousands):

	December 31, 2014			March 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(2,699)	$5,543	$8,242	$(2,080)	$6,162
Customer relationships	9,686	(3,154)	6,532	9,686	(1,710)	7,976
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$18,885	$(5,853)	$13,032	$18,885	$(3,790)	$15,095

At December 31, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2015	$550
2016	2,198
2017	2,191
2018	1,943
2019	1,697
Thereafter	3,496
Total	$12,075

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

In the first nine months of fiscal 2015, the Company expensed all research and development costs in accordance with ASC 985-20. At December 31, 2014 and March 31, 2014, total capitalized software development costs included in other long-term assets was approximately $1.5 million and $1.0 million, respectively, and accumulated amortization costs related to capitalized software was approximately $0.4 million and $0.1 million, respectively.

In the first nine months of fiscal 2014, the Company capitalized $0.6 million in accordance with ASC 985-20.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40 - Internal Use Software, which requires capitalization of certain software development costs incurred during the application development stage. In the first nine months of fiscal 2015, the Company capitalized $1.1 million in accordance with ASC 350-40, of which $0.6 million is classified as property and equipment and $0.5 million is classified as long-term assets. No such costs were capitalized in the first nine months of fiscal 2014.

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

Stock Purchase Right/Restricted Stock Unit and Option Activity

Stock purchase right activity for the nine months ended December 31, 2014 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2014	489,627	$4.83	1.93
Granted	31,432	7.88
Vested	(202,575)	3.96
Forfeited	(69,864)	5.36
Balance at December 31, 2014	248,620	$5.77	1.68

Restricted stock unit and performance stock unit activity for the nine months ended December 31, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Purchase	Contractual
	Shares	Price	Term (in Years)
Balance at March 31, 2014	1,134,856	$-	2.00
Granted	1,849,300
Vested	(166,758)
Forfeited	(141,600)
Balance at December 31, 2014	2,675,798	$-	2.06

Stock option activity and shares available for grant for all equity incentive plans for the nine months ended December 31, 2014 is summarized as follows:

		Shares	Weighted
	Shares	Subject to	Average
	Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
Balance at March 31, 2014	1,613,943	6,002,382	$4.14
Additional shares authorized for grant	8,000,000
Granted - options (1)	(1,295,906)	992,764	7.09
Stock purchase rights/restricted stock unit (2)	(1,880,732)	-	-
Exercised	-	(1,041,982)	1.60
Canceled/forfeited - options	392,076	(392,076)	5.74
Canceled/forfeited - restricted stock unit	142,910	-
Balance at December 31, 2014	6,972,291	5,561,088	$5.03

(1) As reflected in the preceding table, for each share awarded as a stock option under the 2012 Amended and Restated Equity Incentive Plan, an equivalent of 1.5 shares were deducted from the shares available for grant balance.
(2) The reduction to shares available for grant includes awards granted of 1,880,732 shares.

The following table summarizes stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
Range of		Price	Contractual	Intrinsic		Price	Intrinsic
Exercise Price	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 - $1.26	1,204,815	$1.10	2.83	$9,702,578	1,204,815	$1.10	$9,702,578
$1.27 - $2.58	1,118,397	$1.61	1.62	8,444,013	1,113,189	$1.61	8,407,885
$2.81 - $6.86	1,700,263	$6.03	8.05	5,326,085	658,248	$5.35	2,505,175
$7.52 - $9.74	1,387,613	$9.29	8.76	346,598	368,942	$9.63	1,866
$10.97 - $11.26	150,000	$11.11	9.02	-	21,875	$10.97	-
	5,561,088			$23,819,274	3,367,069		$20,617,504

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

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the three and nine months ended December 31, 2014 and 2013, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

The Company has issued restricted performance stock units to a group of executives with vesting that is contingent on both market performance and continued service. For the market-based restricted performance stock units issued during the nine months ended December 31, 2014:

  the number of shares of the Company's stock to be received at vesting if applicable service requirements are also met will range from 0% to 100% of the target amount based total shareholder return ("TSR"), which compares the performance of the price per share of the Company's common stock with the NASDAQ Composite Index ("Index") for the three performance periods ending March 31, 2016, March 31, 2017 and March 31, 2018, in the following manner: where in each such measurement period, (1) if the performance return on the price per share of the Company's common stock exceeds the performance return on the NASDAQ Composite Index, (which shall be determined by subtracting the percentage return on the NASDAQ Composite Index from the percentage return on the price per share of the Common Stock), then all of the TSR Performance Shares for such measurement period will be deemed earned and will vest; (2) if the performance return on the price per share of Common Stock is more than 50% lower than the performance return on the NASDAQ Composite Index, then none of the TSR Performance Shares for such measurement period will be deemed earned and will vest; and (3) if the performance return on the price per share of Common Stock is between 0% and 50% lower than the performance return on the NASDAQ Composite Index, then the number of TSR Performance Shares deemed earned and vesting for such measurement period will be reduced by 2% for each 1% by which the performance return on the NASDAQ Composite Index exceeds the performance return on the Common Stock, and the number of shares of the Company's stock to be received at vesting will range from 0% or 100% of the target amount based on four tranches, with each tranche vesting at the later of (a) the satisfaction of the applicable service-based vesting requirement for that tranche, and (b) on the first date that the average stock price of the Company's common stock for a consecutive 30 trading day period exceeds 150% of the grant date stock price. The minimum service vesting requirement for each tranche is as follows:
    Tranche 1: One year following the date of the grant
    Tranche 2: Two years following the date of the grant
    Tranche 3: Three years following the date of the grant
    Tranche 4: Four years following the date of the grant

To value these market-based restricted performance stock units under the Equity Compensation Plans, the Company used a Monte Carlo simulation model on the date of grant.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.  For the nine months ended December 31, 2014, the Company used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history and expectation of future dividend payout.  Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method on a tranche by tranche basis and includes the impact of estimated forfeitures.

As of December 31, 2014, unamortized stock-based compensation expense related to unvested stock awards was approximately $24.7 million, which is expected to be recognized over a weighted average period of 2.93 years.

The following table summarizes the assumptions used to compute reported stock-based compensation to employees and directors for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Expected volatility	61%	63%	61%	64%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.71%	1.62%	1.71%	1.86%
Weighted average expected option term	6.10 years	5.59 years	6.00 years	6.00 years
Weighted average fair value of options granted	$4.02	$5.64	$4.01	$5.64

In accordance with ASC 718 - Stock Compensation, the Company recorded $2.4 million and $2.1 million in compensation expense relative to stock-based awards for the three months ended December 31, 2014 and 2013, and $5.8 million and $4.8 million for the nine months ended December 31, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, or ESPP, eligible employees can participate and purchase common stock semi-annually through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one year offering period or the end of the applicable six month purchase period within that offering period, whichever is lower. The contribution amount may not exceed 10% of an employee's base compensation, including commissions but not including bonuses and overtime. The Company accounts for the ESPP as a compensatory plan and recorded compensation expense of $0.2 million and $0.1 million for the three months ended December 31, 2014 and 2013, and $0.7 million and $0.4 million for the nine months ended December 31, 2014 and 2013, respectively, in accordance with ASC 718.

The estimated fair value of ESPP options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Expected volatility	-	-	46%	38%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	-	0.90%	0.11%
Weighted average expected ESPP option term	-	-	0.75 years	0.75 years
Weighted average fair value of
ESPP options granted	$-	$-	$2.46	$2.60

As of December 31, 2014, there were approximately $0.2 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

ASC 718 requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow. The future realization of tax benefits related to stock-based compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation charges incurred during the three and nine months ended December 31, 2014 and 2013, respectively.

The following table summarizes the classification of stock-based compensation expense related to employee stock awards and employee stock purchases under ASC 718 among the Company's operating functions for the three and nine months ended December 31, 2014 and 2013 which was recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of service revenue	$201	$101	$476	$237
Cost of product revenue	-	-	-	-
Research and development	420	339	1,049	634
Sales and marketing	966	660	2,620	1,400
General and administrative	1,047	2,132	2,344	2,974
Total stock-based compensation expense related to employee
stock awards and employee stock purchases, pre-tax	2,634	3,232	6,489	5,245
Tax benefit	-	-	-	-
Stock-based compensation expense related to employee
stock awards and employee stock purchases, net of tax	$2,634	$3,232	$6,489	$5,245

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

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period.  If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, Accounting Changes and Error Corrections. This ASU is effective as of November 18, 2014.  The adoption did not have a material impact on the Company's results of operations, cash flows or financial position.

3. FAIR VALUE MEASUREMENT

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	2014

Cash equivalents:
Money market funds	$16,821	-	$-	$16,821
Short-term investments:
Money market funds	1,871	-	-	1,871
Commercial paper	-	22,952	-	22,952
Corporate debt	-	71,915	-	71,915
Municipal securities	-	5,431	-	5,431
Asset backed securities	-	23,594	-	23,594
Mortgage backed securities	-	6,527	-	6,527
International government securities	-	802	-	802
Certificates of deposit	-	2,199	-	2,199

Total	$18,692	$133,420	$-	$152,112

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
March 31, 2014	(Level 1)	(Level 2)	(Level 3)	2014

Cash equivalents:
Money market funds	$32,611	$-	$-	$32,611
Short-term investments:
Mutual funds	1,909	-	-	1,909
Commercial paper	-	30,379	-	30,379
Corporate debt	-	14,893	-	14,893
Long-term investments:
Corporate debt	-	48,724	-	48,724
Municipal securities	-	5,439	-	5,439
Asset backed securities	-	17,054	-	17,054
International government securities	-	804	-	804

Total	$34,520	$117,293	$-	$151,813

4. BALANCE SHEET DETAIL

	December 31,	March 31,
	2014	2014
Inventory (in thousands):
Work-in-process	$11	$23
Finished goods	521	788
	$532	$811

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$444	$89	$1,743	$3,569
Income from discontinued operations, net of income tax provision	-	-	-	890
Net income available to common stockholders	444	89	1,743	4,459

Denominator:
Common shares	89,594	79,742	89,107	75,071

Denominator for basic calculation	89,594	79,742	89,107	75,071
Employee stock options	1,963	2,982	2,210	2,938
Stock awards	417	458	435	380
Denominator for diluted calculation	91,974	83,182	91,752	78,389

Income per share - continuing operations
Basic	$0.01	$0.00	$0.02	$0.05
Diluted	$0.01	$0.00	$0.02	$0.05
Income per share - discontinued operations
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01
Net income per share
Basic	$0.01	$0.00	$0.02	$0.06
Diluted	$0.01	$0.00	$0.02	$0.06

The following shares attributable to outstanding stock options and stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Employee stock options	2,106	1,266	1,634	550
Stock purchase rights	370	18	59	190
Total anti-dilutive employee stock-based securities	2,476	1,284	1,693	740

6. INCOME TAXES

For the three and nine months ended December 31, 2014, the Company recorded a provision for income taxes of $0.6 million and $2.7 million which was primarily attributable to income from continuing operations. For the three months ended December 31, 2013, the Company recorded a benefit for income taxes of $1.3 million. For the nine months ended December 31, 2013, the Company recorded a provision for income taxes of $0.5 million which was primarily attributable to income from continuing operations ($0.7 million), income from discontinued operations ($0.2 million), and gain on disposal of discontinued operations ($0.5 million), reduced by a tax benefit for an adjustment to credit carryforwards ($0.9 million).

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2014, there were $2.2 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate.  The Company does not believe that there has been any significant change in the unrecognized tax benefits in the nine-month period ended December 31, 2014, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1995 to fiscal 2014 may be subject to examination by the Internal Revenue Service, California and various other states. As of January 21, 2014, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2010 to 2014.

7. SEGMENT REPORTING

ASC 280 - Segment Reporting, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has determined that it has only one reportable segment. The Company's chief operating decision makers, the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, evaluate performance of the Company and make decisions regarding allocation of resources based on total Company results.

No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2014 or 2013. The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Americas (principally US)	92%	96%	92%	98%
Europe	7%	3%	7%	1%
Asia Pacific	1%	1%	1%	1%
	100%	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	December 31,	March 31,
	2014	2014
Americas	$8,114	$6,305
Europe	1,518	1,087
Asia Pacific	547	319
Total	$10,179	$7,711

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenue in the condensed consolidated statements of income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Balance at beginning of period	$538	$552	$660	$452
Accruals for warranties	54	274	123	744
Settlements	(86)	(192)	(277)	(562)
Changes in estimate	(83)	-	(83)	-
Balance at end of period	$423	$634	$423	$634

Minimum Third Party Customer Support Commitments

In the third quarter of fiscal 2010, the Company amended a contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. The total remaining obligation as of December 31, 2014 under the amended contract is $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network services that expire on various dates in fiscal 2015 through 2018. At December 31, 2014, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2015	$747
2016	3,014
2017	2,452
2018	891
Total minimum payments	$7,104

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

On February 22, 2011, the Company was named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, the suit was dismissed without prejudice as to the Company under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, Bear Creek Technologies, Inc. refiled its suit against the Company in the United States District Court for the District of Delaware. Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds and affecting each claim of the patent which is the basis for the complaint filed against us.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, the Company filed an informational pleading in support of and joining a motion to stay the proceeding in the District Court; the District Court granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority.  On March 24, 2014, the USPTO issued another Office Action in which the rejections of the claims were maintained.  On August 15, 2014, the USPTO issued a Right of Appeal Notice, as the USPTO maintained all rejections of the patent claims.  On September 15, 2014, Bear Creek Technologies, Inc. filed a Notice of Appeal of this decision with the Patent Trial and Appeal Board. The case is currently on appeal. The Company believes that it has meritorious defenses to these claims and is presenting a vigorous defense, but we cannot estimate potential liability in this case at this early stage of litigation.

On March 31, 2014, the Company was named as a defendant in a lawsuit, CallWave Communications LLC v. 8x8, Inc.  CallWave Communications also sued Fonality Inc. on March 31, 2014, and previously had sued other companies including Verizon, Google, T-Mobile, and AT&T. The Company answered the complaint and filed counterclaims in response thereto. We cannot estimate potential liability in this case at this early stage of the litigation.

On December 31, 2014, the Company was named as a defendant in a lawsuit, Adaptive Data, LLC v. 8x8, Inc.  Adaptive Data, LLC also sued another 36 other defendants on December 31, 2014 and another 16 defendants on January 5, 2015 regarding the same patents asserted in our case. Service of process has not yet been effected on the Company.

State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of taxes. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company.

9. PATENT SALE

On June 22, 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. In August 2014, the Company collected and recognized a gain of $1.0 million attributable to a license agreement obtained by the third party purchaser. As of December 31, 2014, there remained a maximum of $1.0 million of potential future payments under the agreement based on future license agreements obtained by the third party purchaser. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

10. GAIN ON SETTLEMENT OF ESCROW CLAIM

In December 2013, the Company settled an escrow claim for indemnification with the sellers of Contactual, Inc. Under the terms of the settlement, the Company recorded a gain of $0.6 million. The settlement proceeds have been recognized in other income, net. Upon receipt of the cash or shares, the remaining escrow account balance was released to the sellers.

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

The Company sold its dedicated server hosting business for total consideration of $3.0 million in cash, which the Company received on October 1, 2013.

The dedicated server hosting business has been reported as discontinued operations. The results of operations of these discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$1,430
Operating expense	-	-	-	922
Income before income taxes	-	-	-	508
Provision for income taxes	-	-	-	207
Income from discontinued operations	-	-	-	301
Gain on disposal of discontinued operations,
net of income tax provision of $463	-	-	-	589

12. STOCK REPURCHASES

In July 2014, the Company's board of directors authorized the Company to purchase up to $15.0 million of its common stock from time to time until July 22, 2015 (the "Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at December 31, 2014 was approximately $13.4 million. The activity under the Repurchase Plan for the three months ended December 31, 2014 is summarized as follows:

		Weighted
	Shares	Average Price	Amount
	Repurchased	Per Share	Repurchased
Repurchase of common stock	216,965	$7.48	$1,627,210
Balance at December 31, 2014	216,965	$7.48	$1,627,210

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our cloud communications and collaboration services, the quality and reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, our ability to compete effectively in the hosted telecommunications and cloud-based computing services business, actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our need for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, our management's ability to execute our plans, strategies and objectives for future operations, including the execution of integration plans, and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our fiscal 2014 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We develop and market a comprehensive portfolio of cloud-based communication and collaboration solutions that include hosted cloud telephony, unified communications, contact center, video conferencing and virtual desktop software and services. These communication and collaboration services are offered from the Internet cloud via a software-as-a-service subscription. We also provide cloud-based computing services. As of December 31, 2014, we had approximately 41,100 business customers. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of these cloud products, services and technology. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ending March 31, 2015).

SUMMARY AND OUTLOOK

In the third quarter of fiscal 2015, our new monthly recurring revenue from midmarket and channel sales teams increased 42% year over year, reflecting strong demand for our services in our target market segment. Revenue from midmarket customers now represents 42% of our total service revenue. Average monthly service revenue per business customer increased 11% to a record $305, compared with $274 in the same period last year. Our ability to offer a broad range of cloud-based mission critical communications services is bringing us larger deals where we continue to displace incumbent, premises-based systems.

As we continue our focus on building a more profitable and sustaining midmarket customer base, one that contributes significantly greater lifetime value than the average small business customer, we are adding fewer one - two line business customers. During the quarter, we saw a reduction in net customer additions from our historical average. Our net customer additions were lower this quarter primarily due to the end of life reduction of very small iTelConnect customers, which we acquired in 2008, and an emphasis on the part of our sales team on selling larger deals. We expect this trend to continue with further reduction in our previously acquired iTel customer base and our continued focus on selling to larger businesses. As our average business customer size continues to grow, 8x8 management believes the net additional customer metric no longer correlates to our monthly recurring and top line revenue growth.

In spite of our reduction in net new customer adds, our increased focus on customer support is yielding continued low monthly business service revenue churn across our entire business customer base at 1.0% during the quarter, compared with 1.5% in the same period a year ago. In addition to building a dedicated and responsive customer service organization, we have implemented a rapid customer deployment model that we believe is unparalleled in our industry.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 2 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Dec 31,	Sept. 30,	June 30,	March 31,	Dec 31,
	2014	2014	2014	2014	2013
Total business customers (1)	41,051	40,434	39,340	37,933	36,753
Business customers average monthly
service revenue per customer (2)	$ 305	$ 299	$ 293	$ 287	$ 274
Monthly business service revenue churn	1.0%	0.9%	0.4%	1.2%	1.5%

Overall service margin	80%	79%	80%	79%	81%
Overall product margin	-11%	-8%	-9%	-23%	-34%
Overall gross margin	72%	72%	71%	70%	71%

(1)

Business customers are defined as customers paying for service. Customers that are currently in the 30-day trial period are considered to be customers that are paying for service. Customers subscribing to Virtual Office Solo, DNS or Cloud VPS services are not included as business customers.

(2)

Business customer average monthly service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$37,802	$29,737	$8,065	27.1%
Percentage of total revenue	91.4%	90.8%
Nine months ended	$108,199	$84,062	$24,137	28.7%
Percentage of total revenue	91.0%	90.6%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services. We expect that cloud communication and collaboration service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. Cloud and collaboration service revenues increased in the third quarter of fiscal 2015 primarily due to the increase in our business customer subscriber base (net of customer churn). Our business subscriber base grew from approximately 36,800 business customers on December 31, 2013, to approximately 41,100 on December 31, 2014, and average monthly service revenue per customer increased from $274 at December 31, 2013 to $305 at December 31, 2014.

Cloud communication and collaboration service revenues increased in the nine months of fiscal 2015 also primarily due to the increases in our business customer subscriber base (net of customer churn) and average monthly service revenue per customer. Our business service subscriber base increased approximately 37,900 business customers on April 1, 2014, to approximately 41,100 on December 31, 2014, and average monthly service revenue per customer increased from $287 at April 1, 2014 to $305 at December 31, 2014.  The increase in business customers included approximately 1,000 customers obtained through our acquisition of Voicenet Solutions Limited (Voicenet), on November 29, 2013.

	December 31,		Dollar	Percent
Product revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,570	$3,008	$562	18.7%
Percentage of total revenue	8.6%	9.2%
Nine months ended	$10,684	$8,749	$1,935	22.1%
Percentage of total revenue	9.0%	9.4%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three and nine months ended December 31, 2014 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of our total revenues for the three months ended December 31, 2014 or 2013.

	December 31,		Dollar	Percent
Cost of service revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$7,544	$5,584	$1,960	35.1%
Percentage of service revenue	20.0%	18.8%
Nine months ended	$22,046	$15,579	$6,467	41.5%
Percentage of service revenue	20.4%	18.5%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended December 31, 2014 increased over the comparable period in the prior fiscal year primarily due to a $1.1 million increase in third-party network service expenses, a $0.4 million increase in payroll and related expenses, a $0.3 million increase in depreciation, and a $0.1 million increase in stock-based compensation expenses.

Cost of service revenue for the nine months ended December 31, 2014 increased over the comparable period in the prior fiscal year primarily due to a $3.5 million increase in third party network services expenses, a $1.3 million increase in payroll and related expenses, a $0.7 million increase in depreciation expense, and a $0.3 million increase in stock-based compensation expenses.

	December 31,		Dollar	Percent
Cost of product revenue	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,959	$4,041	$(82)	-2.0%
Percentage of product revenue	110.9%	134.3%
Nine months ended	$11,690	$11,171	$519	4.6%
Percentage of product revenue	109.4%	127.7%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended December 31, 2014 was consistent with the comparable period. The cost of product revenue for the nine months ended December 31, 2014 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The decrease in negative margin was due to reduced discounting of equipment in the most recent period.

	December 31,		Dollar	Percent
Research and development	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,868	$3,325	$543	16.3%
Percentage of total revenue	9.3%	10.2%
Nine months ended	$10,770	$8,301	$2,469	29.7%
Percentage of total revenue	9.1%	8.9%

Our research and development expenses consist primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three and nine months ended December 31, 2014, we expensed all research and development costs as they were incurred in accordance with ASC 985-20. The research and development expenses for the three months ended December 31, 2014 increased over the comparable period in the prior fiscal year primarily due to a $0.2 million increase in consulting, temporary personnel, and outside service expenses, a $0.1 million increase in payroll and related costs, a $0.1 million increase in stock-based compensation expenses, offset by $0.1 million of payroll and related costs capitalized in accordance with ASC 350-40.

The research and development expenses for the nine months ended December 31, 2014 increased over the comparable period in the prior fiscal year primarily due to a $0.8 million increase in consulting, temporary personnel, and outside service expenses, a $0.7 million increase in payroll and related costs, a $0.4 million increase in stock-based compensation expenses, offset by $0.3 million of payroll and related costs capitalized in accordance with ASC 350-40.

	December 31,		Dollar	Percent
Sales and marketing	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$20,559	$16,051	$4,508	28.1%
Percentage of total revenue	49.7%	49.0%
Nine months ended	$59,159	$42,868	$16,291	38.0%
Percentage of total revenue	49.8%	46.2%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. The three months ended December 31, 2014 included three months of sales and marketing expenses of Voicenet compared to approximately one month for the same quarter in the prior period. In addition, the increase in sales and marketing expenses for the three months ended December 31, 2014 over the same quarter in the prior fiscal year included a $2.7 million increase in payroll and related costs, which is a result of increased headcount in both our customer success and deployment teams, a $0.3 million increase in stock-based compensation expenses, a $0.3 million increase to in trade show expenses, a $0.2 million increase in indirect channel commission expenses, a $0.2 million increase in temporary personnel, consulting and outside service expenses, and a $0.2 million increase in travel expenses.

The sales and marketing expenses for the nine months ended December 31, 2014 included marketing expenses of Voicenet for the full period compared with approximately one month of such expenses in the same period of the prior fiscal year. In addition, sales and marketing expenses for the nine months ended December 31, 2014 increased over the same period in the prior fiscal year primarily because of a $9.7 million increase in payroll and related costs, which is a result of increased headcount in both our customer success and deployment teams, a $1.2 million increase in indirect channel commissions, a $1.1 million increase in stock-based compensation expenses, a $0.9 million increase in temporary personnel, consulting and outside service expenses, a $0.6 million increase in travel expenses, and a $0.4 million increase in trade show expenses. The increases are in line with our strategy of increasing our business with customers in the mid-market and distributed enterprises segments.

	December 31,		Dollar	Percent
General and administrative	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,617	$5,547	$(930)	-16.8%
Percentage of total revenue	11.2%	16.9%
Nine months ended	$12,388	$11,444	$944	8.2%
Percentage of total revenue	10.4%	12.3%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the three months ended December 31, 2014 decreased from the same quarter in the prior fiscal year primarily because of a $1.0 million decrease in stock-based compensation expenses, a $0.4 million decrease in legal fees, a $0.1 million decrease in accounting and tax services, offset by a $0.5 million increase in payroll and related costs.

General and administrative expenses for the nine months ended December 31, 2014 increased over the same period in the prior fiscal year primarily because of a $1.3 million increase in payroll and related expenses, a $0.4 million increase in recruiting expenses, and a $0.2 million increase in rent expense, offset by a $0.6 million decrease in stock-based compensation expenses and a $0.4 million decrease in legal expenses.

	December 31,		Dollar	Percent
Other income, net	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$246	$586	$(340)	-58.0%
Percentage of total revenue	0.6%	1.8%
Nine months ended	$623	$602	$21	3.5%
Percentage of total revenue	0.5%	0.6%

In the three and nine months ended December 31, 2014, other income, net primarily consisted of interest income earned on our cash, cash equivalents and investments.

In the three and nine months ended December 31, 2013, other income, net primarily consisted of $0.6 million gain related to settlement in December 2013 of an escrow claim related to the acquisition of Contactual, Inc. and interest income earned on our cash, cash equivalents and investments.

	December 31,		Dollar	Percent
Provision (benefit) for income tax	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$627	$(1,306)	$1,933	-148.0%
Percentage of income
before provision (benefit) for income taxes	58.5%	107.3%
Nine months ended	$2,710	$481	$2,229	463.4%
Percentage of income
before provision (benefit) for income taxes	60.9%	11.9%

For the three months ended December 31, 2014, we recorded a provision for income taxes of $0.6 million which was primarily attributable to income from continuing operations. For the three months ended December 31, 2013, we recorded a benefit for income taxes of $1.3 million which was primarily attributable to income from continuing operations reduced by a tax benefit for an adjustment to credit carryforwards treated as a one-time item for the quarter.

For the nine months ended December 31, 2014, we recorded a provision for income taxes of $2.7 million which was primarily attributable to income from continuing operations. For the nine months ended December 31, 2013, we recorded a provision for income taxes of $0.5 million which was primarily attributable to income from continuing operations, and was net of a one-time $0.9 million adjustment to credit carryforwards and other true-ups for prior years. We calculate our effective tax rate by dividing the income tax provision by net income before income tax expense. We estimate our annual effective tax rate at the end of each quarter. In estimating the annual effective tax rate, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, permanent tax differences, the geographic mix of pre-tax income and the application and interpretations of existing tax laws. Operating losses in non-US tax jurisdictions cannot presently be used to offset profits and therefore increases our effective tax rate.

Income from discontinued operations,	December 31,		Dollar	Percent
net of income tax provision	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	-
Percentage of total revenue	0.0%	0.0%
Nine months ended	$-	$301	$(301)	-100.0%
Percentage of total revenue	0.0%	0.3%

On September 30, 2013, we sold our dedicated server hosting business. The current historical results of our dedicated server hosting business have been reclassified to income from discontinued operations, net of income tax provision.

Gain on disposal of discontinued	December 31,		Dollar	Percent
operations, net of income tax provision	2014	2013	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	-
Percentage of total revenue	0.0%	0.0%
Nine months ended	$-	$589	$(589)	-100.0%
Percentage of total revenue	0.0%	0.6%

For the nine months ended December 31, 2013, we recorded a gain on disposal of our dedicated server hosting business of $1.1 million, net of a tax provision of $0.5 million.

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $187.9 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the nine months ended December 31, 2014 was approximately $13.8 million, compared with $11.6 million for the nine months ended December 31, 2013. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was approximately $21.8 million during the nine months ended December 31, 2014. We spent approximately $4.5 million on the purchase of property and equipment, and we purchased $16.8 million of short term investments, net of sales, proceeds and maturities of short-term investments. The net cash used in investing activities for the nine months ended December 31, 2013 was $18.1 million during which period we acquired Voicenet for $18.5 million, net of cash acquired, we spent approximately $2.0 million on the purchase of property and equipment, and we capitalized $0.6 million of software development costs. The cash used in investing activities was partially offset by the proceeds from disposition of our dedicated server hosting business.

Our financing activities for the nine months ended December 31, 2014 consisted primarily of cash from the issuance of shares due to exercise of employee stock options and the purchase of shares under the employee stock purchase plan of $2.7 million offset by cash used to repurchase shares of our common stock of $1.7 million and payments under capital leases of $0.1 million.

Our financing activities for the nine months ended December 31, 2013 consisted primarily of cash from the underwritten registered offering of common stock in which it sold 14,375,000 shares for total cash proceeds of approximately $125.8 million, net of issuance costs of $0.6 million and the exercise of employee stock options and the purchase of shares under the employee stock purchase plan of $3.0 million and cash used to repurchase shares of our common stock of $0.3 million.

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease that requires us to pay property taxes, utilities and normal maintenance costs. At December 31, 2014, future minimum annual payments under the facility lease were $0.4 million in fiscal 2015, $1.7 million for fiscal 2016, $1.7 million for fiscal 2017, $1.8 million for fiscal 2018 and $1.8 million for fiscal 2019.

We lease our UK headquarters in Aylesbury UK under an operating lease agreement that expires in March 2017, with a break clause in March 2015 exercisable with nine months' notice.  The lease requires us to pay property taxes, service charges, utilities and normal maintenance costs. The lease was amended in September 2014 for additional space. At December 31, 2014, future minimum annual payments under the facility lease were $29,000 in fiscal 2015, $0.2 million for fiscal 2016, and $0.2 million for fiscal 2017.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2014 totaled $0.5 million with accumulated amortization of $0.3 million.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. At December 31, 2014, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At December 31, 2014, future minimum annual payments under these third party network service contracts were $0.7 million in fiscal 2015, $3.0 million for fiscal 2016, $2.5 million for fiscal 2017, and $0.9 million for fiscal 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 8."

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended December 31, 2014 is summarized as follows:

			Total Number	Approximate
			of Shares	Dollar
			Purchased	Value of Shares
	Total		as Part of	that May Yet
	Number of	Average	Publicly	be Purchased
	Shares	Price Paid	Announced	Under the
	Purchased	Per Share	Program	Program

October 1 - October 31, 2014	-	$-	-	$15,000,000

November 1 - November 30, 2014	216,965	7.48	216,965	13,372,790

December 1 - December 31, 2014	-	-	-	$13,372,790

Total	216,965	$7.48	216,965

ITEM 6. EXHIBITS

Exhibit Number	Description
10.2	Employment Agreement dated October 17, 2014 between the Company and Enzo Signore
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 23, 2015

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)