Form 10-K
period 2015-03-31
8X8 INC /DE/
filed 2015-05-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $587,802,739. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 27, 2015 was 88,152,273.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2015 for the 2015 Annual Meeting of Stockholders.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2015

PART I

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, market acceptance of new or existing services and features, success of our efforts to target mid-market and larger distributed enterprises, changes in the competitive dynamics of the markets in which we compete, customer cancellations and rate of churn, impact of current economic climate and adverse credit markets on our target customers, our ability to scale our business, our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure, risk of failure of our software, our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, introduction and adoption of our cloud communications and collaboration services in markets outside of the United States, and general economic conditions that could adversely affect our business and operating results. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ended March 31, 2015). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

8x8, Inc. offers a SaaS (Software as a Service) communication solution that is at the forefront of the disruptive shift from legacy, on-premises communications systems to cloud-based alternatives. We are a recognized leader in the business cloud communications industry, pioneering the development and use of Internet protocol voice, video and data communication technologies in a true SaaS model.

Our integrated, "pure-cloud" services platform is developed from internally owned and managed technologies and is uniquely positioned to serve mid-market and enterprise businesses making the shift to cloud based Unified Communications. 8x8 makes a full set of unified communications capabilities including cloud telephony, contact center, video and web conferencing available from anywhere in the world. With 8x8 analytics and reporting, our customers have an unprecedented view into company communications whether employees are mobile via the mobile client or in-office using a softphone, or a desk phone. These flexible, secure, highly reliable, and highly scalable services are delivered globally to more than 40,000 businesses operating in over 40 countries across six continents.

Through a combination of open API's (application program interface) and prebuilt integrations, 8x8 makes it easy to mix real time customer communications with critical customer context from internal customer data systems and industry leading Customer Relationship Management (CRM) systems, including cloud based solutions from Salesforce.com, NetSuite, and Zendesk.

Our customers range from small businesses to large, multinational enterprises. Our turnkey solution spans the breadth of communications and collaboration needs, is provided with 99.997% availability at an affordable cost and is quick and easy to deploy through our patent-pending deployment methodology. This allows customers to focus on their business instead of trying to manage the complexities of disparate Unified Communications & Collaboration (UCC) platforms and the integration of these platforms with other cloud-based business applications, such as enterprise resource planning or ERP, CRM and/or human capital management or HCM.

Available Information

We were incorporated in California in February 1987 and reincorporated in Delaware in December 1996. We maintain a corporate Internet website at the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. You also can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including 8x8.

Our Industry

Businesses are increasingly focused on utilizing mobility and UCC solutions to enable increased productivity, improve interactions with customers and partners, and enhance organizational agility and responsiveness. Legacy solutions have proven to be costly and cumbersome and do not meet these evolving business requirements. Companies of all sizes are managing a mobile and globally distributed workforce that seeks to leverage multiple means of communications and collaboration, including voice, text, video and desktop. The rapid rise of mobile devices in the enterprise has created demand for "bring your own device," or BYOD, provisioning capabilities. Additionally, companies are looking to increase their competitive edge by integrating ERP, CRM and HCM applications and other back-office information technology, or IT, systems with their communications and collaboration systems. Finally, as cyber threats proliferate and Internet hacker attacks become more sophisticated, voice and data security and compliance are at the forefront of business requirements. Legacy providers have struggled to keep up with the new business paradigm and continue to require long, high-touch sales and setup cycles in an effort to solve carrier and hardware complexity. Some of the new cloud-based providers deliver point solutions and typically do not provide a secure, comprehensive UCC platform in the cloud.

Cloud Market Opportunity

We believe that the addressable market for our cloud telephony, unified communications and contact center services is large, growing and underpenetrated. Our services directly address multiple markets. According to IDC (International Data Corporation), worldwide cloud-based UCC offerings are forecast to reach almost $8 billion in 2014 and grow to $13.5 billion in 2018 at a compound annual growth rate (CAGR) of 15.2%. Research and Markets forecasts worldwide growth in the cloud based contact center market from $4.15 billion in 2014 to $10.9 billion in 2019 at a CAGR of 21.3%.The global web event services market is forecasted by Frost & Sullivan to grow at an 11.0% CAGR from $424 million in 2013 to $712 million in 2018. We address these markets with our Virtual Office, Virtual Contact Center and Virtual Meeting solutions, respectively.

Legacy Approaches are Cumbersome and Expensive

Companies are facing increasing complexity with deployments of communications and collaboration services. The exponential growth and variety of mobile devices (with employees seeking to incorporate their personal devices into the workplace environment), the increase in a globally distributed workforces, demand for full functionality with third-party applications and other back office IT systems and increasing security and regulatory concerns create numerous challenges for companies seeking a comprehensive UCC solution, including:

  Hardware/Software Vendor, Carrier and Sub-Carrier Complexity. Establishing connectivity and communications through the myriad of hardware and software vendors, carriers, sub-carriers and international carriers is becoming ever more complex. Companies need reliable connectivity without complex configurations that require long lead times to implement and extensive IT oversight to manage.
  Device Proliferation / BYOD. The exponential growth of mobile devices has resulted in BYOD in the workplace and, as a result, has increased companies' need for communications and collaboration services in order to improve employee productivity. Furthermore, companies need to manage and secure voice and data while protecting customer privacy.
  Globally Distributed Enterprises and Workforces. Companies of all sizes and their employees are distributed globally and need to support communications and collaboration across locations and between employees on a unified system that can be easily deployed and work reliably.
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
  Compliance. Government regulations and compliance procedures add complexity to the already difficult task of managing communications for dozens or hundreds of employees. Companies need a way to secure voice and data communications, prevent fraudulent use of communication services and comply with privacy protection regulations.
  Cost of Deployment. In addition to these complex requirements, chief information officers are facing increased budget scrutiny and a need to implement a scalable solution at an affordable cost.

Shortcomings of Existing Solutions

The current market is primarily comprised of two categories of solutions that are proving unable to adequately address today's business communications and collaboration requirements:

  Legacy Providers. Legacy providers typically provide on-premises solutions that require a long, complicated and high-touch sales and setup process with proprietary hardware. These on-premises solutions are difficult to deploy and expensive to maintain in multiple locations for a globally distributed workforce. In addition, the legacy solutions do not provide the mobility, resiliency and business continuity capabilities required by customers. Legacy on-premises providers can only effectively provide service to groups of employees and the complexities of their deployment model make seamless employee communication in a distributed environment cost prohibitive. BYOD demands from employees further complicate the delivery of a companywide communication system. The result is a patchwork communications systems with security risks that stretch across the organization. Security compliancy in this environment is impossible and information insecurity increases the chances of legal costs and theft of intellectual property.
  Point Solution Cloud Providers. New cloud providers have emerged to address the need for rapid provisioning and simple deployment of communications or collaboration software. However, these solutions are typically targeted at specific application silos and do not currently provide a comprehensive communications and collaboration suite.

The 8x8 Solution

The 8x8 unified cloud communications solution addresses the shortcomings of legacy and point solution cloud services through its pure cloud Software as a Service offering. At the core of our service are two technologies that deliver highly available UCC functionality that has been pre-integrated to CRM providers. Our Infrastructure Manager abstracts complex global interconnectivity between VoIP (Voice over Internet Protocol) and traditional PSTN (public switched telephone network) providing customers with a phone system that can reach any phone in the world whether wireless or wireline. Our Integration Manager integrates with third-party applications, including Salesforce.com, Microsoft Dynamics, NetSuite, Zendesk and many others, to provide integrated applications functionality within our communications and collaboration services. To date, we have been awarded 104 United States patents related to technology developments in these and other areas. Our solution provides the following key benefits:

  Comprehensive SaaS Suite. Our services include 8x8 Virtual Office, 8x8 Virtual Office Pro, 8x8 Virtual Contact Center, 8x8 Virtual Meeting and 8x8 Virtual Office Analytics and are delivered over an integrated cloud communications platform that amalgamates telephony, unified communications (UC) and contact center users across the enterprise with single log in and shared presence to enable cross-suite functionality. Our customers receive a single invoice each month with transparent subscription pricing without the billing complexities and minute overages typically associated with traditional providers. Unlike current on premises solutions, software updates and related services are delivered without complex hardware or on-premises infrastructure upgrade cycles, revolutionizing a company's ability to take advantage of new functionality to improve business efficacy and efficiency.
  Rapid Cloud Provisioning. Our UCC in the cloud allows businesses to rapidly deploy 8x8 services within their organizations. Porting existing 1-800 numbers is often the longest part of the process. Our platform uses a proprietary deployment and provisioning methodology to ensure fast implementation compared with alternative solutions, and can be especially beneficial for companies with large and complex requirements, multiple sites, global implementations, or integration with CRM or other back end systems.
  Global Footprint. Our Global Reach® initiative has been designed to deliver a consistently high quality of service across the globe using our proprietary geo-routing technology. This has led to the launch of our cloud service at two new international data centers in fiscal 2015 - Hong Kong and Sydney, Australia. We currently maintain nine data center operations in five regions of the world - United States, Canada, United Kingdom, Hong Kong and Australia.
  Superior Quality and Reliability. We offer a comprehensive service level agreement (SLA) that guarantees the service availability and voice quality for calls transmitted over the public Internet to implement dual diverse connections to the Internet. Our SLA is subject to our customers following our guidelines for setup, and our verification. The SLA provides guarantees of more than 99.99% uptime in addition to a mean opinion score (MOS) of greater than or equal to 3.0 for at least 98% of all calls carried over the network, including those using compressed codecs such as G.729a, which typically exhibit less than toll quality MOS scores even under perfect network conditions.
  Applications Integration. We integrate with third-party applications including Salesforce.com, Microsoft Dynamics, NetSuite, Zendesk, SugarCRM, eAgent and many others to provide enhanced functionality within our UCC services.
  Security and Compliance. We have invested heavily in security and compliance with state and federal regulations including FISMA (Federal Information Security Management Act), HIPAA (Health Insurance Portability and Accountability Act) FIPS 140-2 (Federal Information Processing Standard), CPNI (Customer Proprietary Network Information), PCI-DSS (Payment Card Industry Data Security Standard) and Safe Harbor.
  Affordability. Our cloud UCC services are typically more affordable than legacy communication systems and offer more UCC functionality at a fraction of the cost of traditional providers, even before including additional system integration costs that are likely to be incurred when deploying traditional services.

Our Strategy

8x8 is committed to developing and delivering the most innovative, reliable, scalable and secure cloud communications services available. We intend to leverage our proprietary, standards-based unified software service to deliver these solutions globally to both small, medium businesses or SMBs, and larger, multinational enterprises and to bring the highest quality cloud telephony, virtual contact center, virtual meeting and analytics and reporting services to businesses at an affordable price. Our cloud communications services enhance the way our customers communicate and collaborate while delivering measurable business benefits such as improved customer engagement, increased revenue, better utilization of IT resources and business continuity.

Our Growth Initiatives

The following are key elements of our growth strategy:

  Upsell our Products and Services. Our services provide additional benefits when used in concert, and we intend to upsell our products and services by educating our customers on the additional functionality and overall business value that can be achieved with our UCC platform.

  Increase Mid-Market and Distributed Enterprise Adoption. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions in mid-market and distributed enterprises by increasing focus on our direct and channel sales strategy.

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

Our Platform

Our unified software platform delivers a comprehensive, easy-to-use communications and collaboration solution for SMBs and mid-market and distributed enterprises. Our Infrastructure Manager software abstracts complex global interconnectivity between VoIP and traditional PSTN, enabling a turnkey UCC solution for our customers. Additionally, our Integration Manager software integrates with third-party applications and other back-end IT systems, allowing our customers to access important data while communicating with their clients or collaborating with colleagues. These core components of our software platform enable rapid workspace and phone provisioning and seamless deployment of our UCC solutions globally. Furthermore, we have invested heavily in complying with state and federal regulations, including FISMA, HIPAA, HITECH, FIPS 140-2, CPNI, PCI-DSS and Safe Harbor. Although we cannot ever be certain that our systems fully comply with these complex regulations, we have expended significant resources on developing software and obtaining third party risk assessments that enable us to serve customers that are required to comply with these regulations.

Our services work on smartphones, tablets, PCs, IP phones and mobile phones. In addition, our platform integrates with third party applications such as Salesforce.com, NetSuite, Microsoft Dynamics, SugarCRM, Zendesk, eAgent and many others to provide enhanced functionality.

Our Services

8x8 Virtual Office

8x8 Virtual Office is a SaaS, cloud based replacement for legacy on premises business phone systems. Launched in March 2004, 8x8 Virtual Office is targeted at the SMB and mid-market and distributed enterprise markets. It is an affordable, easy-to-use UCC solution that allows users with a broadband Internet connection anywhere in the world access to a rich set of UCC features.

As a completely cloud-based service, Virtual Office enables SMB customers to rapidly deploy and easily manage enterprise-grade business telephony capabilities, including full mobility, with no upfront capital expense and no requirement for in-house IT resources. Furthermore, our cloud-based delivery model can provide seamless connectivity across multiple offices and facilities, worldwide, for our larger mid-market and distributed enterprise customers.

Virtual Office customers can easily move their existing phone service to 8x8 and preserve their phone number identity and investment by porting existing numbers to the new telephony service. Each extension in the virtual PBX can be located anywhere in the world that is serviced by a high-speed Internet connection. Virtual Office extension-to-extension calls and transfers are accomplished over the Internet, anywhere in the world, free of extra charges from third party telecommunications carriers. Virtual Office offers the following features:

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
    Supervised transfers; and
    View of extension status.

Virtual Office Pro extends the capabilities of Virtual Office with additional functions such as synchronization of corporate directory, an integrated Virtual Meeting allowing for scheduled or ad hoc collaboration, presence management, as well as many other features required by our growing number of mid-market and distributed enterprise customers. Virtual Office Pro offers the following features:

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

8x8 Virtual Contact Center

We introduced the 8x8 Virtual Contact Center service in July 2007. Virtual Contact Center is an integrated cloud-based call center solution that works with any broadband Internet connection and provides enterprise class contact center functionality combined with Virtual Office calling features. The Virtual Contact Center allows companies to quickly deploy and operate multi-channel contact centers without the time and expense of purchasing, installing and maintaining costly, specialized equipment. Delivered entirely as a cloud service, the Virtual Contact Center requires no specialized hardware or software, no telecom equipment and no up-front capital expenditures by the customer. Virtual Contact Center offers features such as skills-based routing, multi-media management, real time monitoring and reporting, voice recording and logging, historical reporting, Interactive Voice Response, integration with third party CRM and ERP solutions, and contact and case management tools.

8x8 Virtual Meeting

We launched the 8x8 Virtual Meeting service in September 2009 as an affordable, easy-to-use web event service that allows businesses to meet with customers, share and edit documents collaboratively, conduct training classes or deliver presentations from any computer with any browser from any location. Virtual Meeting allows unlimited meetings of unlimited duration for up to 50 participants per meeting. Additionally, Virtual Meeting seamlessly integrates with Virtual Office so users can easily search the corporate directory or share their workspace with other meeting participants. Virtual Meeting also enables meeting recording and management. Delivered as a cloud-based service, Virtual Meeting requires nothing more than a web browser for customers to create web events. Additionally, we offer Virtual Room, a video collaboration service, which is a low-cost alternative to traditional tele-presence solutions.

8x8 Virtual Office Analytics

8x8 Virtual Office Analytics is a robust suite of web-based tools that provides enterprise-level analytics that can be used to make highly informed business decisions. This suite of services delivers easy to use, customizable and rapid insights into the historical and real-time information associated with all extensions and devices in an organization's Virtual Office phone system. Virtual Office Analytics improves enterprise decision making by providing details about internal and external call activity, real-time call queue status, call quality, and individual end-point device status around the globe. This deep level of detail and intelligence can be used to improve businesses productivity in areas such as employee performance, sales campaigns and customer experience management.

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

Competition

Given the breadth of our communications and collaboration platform, we face competition from a variety of firms, none of whom currently competes directly with our entire set of cloud UCC services, but who separately compete with us on one or more areas. We believe that the principal competitive factors affecting our ability to attract and retain customers are the breadth of services delivered via the Internet, reliability, call quality, price, and customer service. For more information regarding the risks associated with such competition, please refer to our "Risk Factors" below.

Hosted or Cloud Based Telephony and Contact Center Providers

When companies make the move to cloud based providers of UCC, contact center, or phone service 8x8 competes with hosted or cloud providers to win that business. There are a number of competitors in this emerging market but none is dominant. We believe that our breadth of service including our contact center capabilities give companies of all sizes a significant incentive to choose us when competing with cloud based providers that offer either UCC capabilities or contact center capabilities but not both.

Our primary competitors of our cloud telephony and contact center service also include traditional PBX providers including Cisco Systems, Inc. and Avaya Holdings Corp. and other cloud telephony and contact center providers such as Comcast Corporation, inContact, Inc., Interactive Intelligence and RingCentral, Inc. These competitors have services offerings primarily limited to telephony. We believe our products offer unmatched breadth and deployment simplicity of our cloud UCC services.

Communications and Collaboration Software Vendors

We also face competition from communications and collaboration vendors such as Cisco, Google and Microsoft Corporation. These competitors provide software solutions that compete with our Virtual Meeting service. They represent a point solution that overlaps with our offering. While none of these competitors currently have cloud services offerings that span the entire breadth of our services offerings, they each have strong software solutions for their respective communications and/or collaboration silos. Many of these competitors are substantially larger and better capitalized than we are and have advantages with larger existing customer bases and larger marketing budgets. However, we believe that a deployment of a collection of their software solutions that is equivalent to a similar deployment of our services is likely to be more expensive for the customer.

Legacy on Premises Telephone equipment providers and Incumbent Telephony Companies

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

A deployment of a collection of services offered by these competitors equivalent to a similar deployment of our services is likely to be more expensive and difficult to manage. In addition, in a distributed office setting, on premise solutions typically will be more expensive due to the requirement to locate on premise equipment in each office location, and the incumbent telephone companies may not have service offerings across the business's entire office footprint due to the geographic centric business model of traditional telecommunications companies that limits their terrestrial service offering to geographies where they have physical network facilities. By way of example, the largest incumbent telephone exchange carriers do not have nationwide coverage across the United States for their traditional fixed line telephony service.

Operations

Our Infrastructure Manager consists of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of our Infrastructure Manager include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, detailed call record storage and billing and integration with third-party applications. We maintain a call switching platform in software that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premises equipment.

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

Customer and Technical Support

We maintain a call center at our headquarters in San Jose, California and have a staff of approximately 100 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced some customer support activities to third parties. Customers who access our services directly through our website receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions, and e-mail support.

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

Research and Development

The UCC in the cloud market is characterized by rapid technological changes and advancements, typical of most SaaS markets. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services, and make these enhancements available to our customers frequently. Our future development programs also will focus on the integration and functionality of our products and services with other SaaS products, such as Salesforce.com, Netsuite, Zendesk and others. Supporting a variety of standard and custom integration partners and services is essential to our success as a cloud services provider.

We currently employ more than 140 individuals in research, development and engineering activities in our facilities in San Jose, California as well as outsourced software development consultants. Research and development expenses in each of the fiscal years ended March 31, 2015, 2014 and 2013 were $15.1 million, $11.6 million and $8.1 million, respectively.

Regulatory Matters

VoIP and other communications and collaboration services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of VoIP and other information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and has not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings. In addition, many state regulatory agencies impose taxes and other surcharges on VoIP services, and certain states take the position that offerings by VoIP providers are intrastate telecommunications services and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has preempted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. However, this issue has not been resolved definitively as a matter of law, and it remains possible that the FCC could determine that such services are not information services, or that there could be a judicial or legislative determination that the states are not preempted from regulating VoIP services as traditional telecommunications services. We cannot predict how or when these issues will be resolved or its potential future impact on our business at this time.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of March 31, 2015, we have been awarded 104 United States patents, of which we expect to expire between 2015 and 2042. We have additional United States and foreign patent pending.

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

Geographic Areas

Most of our customers and substantially all of our revenues are in the U.S. Revenue from customers outside the United States was not material for the fiscal years ended March 31, 2015, 2014 and 2013. We have only one reportable segment. Financial information relating to revenues generated in different geographic areas are set forth in Note 12 to our consolidated financial statements contained in Part II, Item 8 of this Report.

Employees

As of March 31, 2015, our workforce consisted of 565 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Vikram Verma, Chief Executive Officer. Vikram Verma, age 50, has served as Chief Executive Officer since September 2013 and as a director since January 2012. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Mr. Verma received a B.S.E.E. degree from Florida Institute of Technology, an M.S.E. degree from the University of Michigan in electrical engineering, and a graduate degree of Engineer in Electrical Engineering from Stanford University.

Bryan Martin, Chairman and Chief Technology Officer. Bryan Martin, age 47, has served as Chairman of the Board of Directors since December 2003, has served as Chief Technology Officer since September 2013 and as a director since February 2002. From February 2002 to September 2013, he served as Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Mary Ellen Genovese, Chief Financial Officer. Mary Ellen Genovese, age 55, has served as our Chief Financial Officer since November 2014.  Ms. Genovese had been serving as our Senior Vice President of Human Resources since July 2014 and prior to that, as a consultant to the Company since April 2012. Prior to joining the Company, from 2008 to 2011, Ms. Genovese served as a consultant to a Fortune 50 security company. From 2004 through 2006, Ms. Genovese was the Chief Financial Officer of Savi Technology, Inc. Prior to joining Savi Technology, she was Chief Financial Officer of Trimble Navigation Limited from 2000 to 2004. Between 1992 and 2000, Ms. Genovese worked at Trimble in a succession of other financial and accounting positions, including VP of Finance and Corporate Controller. Ms. Genovese holds a B.S. Degree in Accounting from Fairfield University and received her CPA license from the State of Connecticut.

Darren Hakeman, Senior Vice President of Product and Strategy. Darren Hakeman, age 45, has served as our Senior Vice President of Product and Strategy since September 2013, and was a consultant to the Company starting in May 2013. From 2009 to 2013, Mr. Hakeman worked as a strategic advisor to leading Silicon Valley companies and emerging start-ups including Authentication Metrics, Inc. (now Agari), Blackfire Research, and a major global security company. Prior to 2009, he served as Senior Vice President of Operations for a SaaS Business Unit of Lockheed Martin that emerged following Lockheed's acquisition of Savi Technology, Inc. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Puneet Arora, Senior Vice President of Global Sales. Puneet Arora, age 39, has served as Senior Vice President of Global Sales since January 2015. From January 2013 to January 2015, Mr. Arora was Vice President and Head of North America Sales at LivePerson. From August 2010 to August 2012, Mr. Arora led Cloud CRM Sales - North America - West for Oracle. From September 2007 to November 2009, Mr. Arora was Vice President of Corporate Sales for Salesforce.com. He received a B.S. in Computer Engineering from Iowa State University.

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

Historically, our core service offerings have been our cloud telephony and contact center services, which contributed a substantial majority of our revenues in fiscal years ended March 31, 2015, 2014 and 2013. Marketing and selling new and enhanced features and services, and additional communications and collaboration offerings, may require increasingly sophisticated and costly sales efforts. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and their reactions to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our business may suffer.

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

We currently derive a minority of our revenues from sales of our cloud communications and collaboration services to mid-market and larger distributed enterprises, but we believe penetrating these customers is key to our future growth. We have a limited history of selling our services to larger businesses and have experienced and may continue to experience new challenges in providing our cloud communications and collaboration services to large customers. As we have targeted more of our sales efforts to mid-market and larger distributed enterprises, our sales cycle has become more time-consuming and expensive. As we expand farther into this market segment, we may encounter pricing pressure and implementation and customization challenges, and revenue recognition may be delayed for some complex transactions, all of which could harm our business and operating results. In this market segment, the customer's decision to use our service may be an enterprise-wide decision and, if so, these types of sales may require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more features, integration services and customization. Furthermore, larger customers' networks can be complex, and their lack of local IT expertise can adversely impact the quality of services that we deliver over their networks, and can result in delays in the implementation of our services that can adversely affect the installation of our services, which may lead to the cancellation of orders or services. This may create a perception that we are unable to deliver high quality of service to the end-users, negatively impacting our reputation and creating an adverse perception of our abilities to implement and deliver services resulting in cancellation of orders or services. Moreover, larger customers demand higher levels of customer service and in-person visits, which can impact our cost structure to implement and deliver services. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we might incur additional costs to address the situation, the profitability of that work might be impaired, and the customer's dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, could injure our reputation and further damage our business by affecting our ability to compete for new business with current and prospective customers.

Larger customers also might require services in different international locations where we may encounter technical, logistical, infrastructure and regulatory limitations on our ability to implement or deliver our services, and be unable to provide the required services. These issues could limit the expansion of our services for some of these customers or result in cancellation of all of our services to those customers that want just one vendor internationally

As a result of these factors, these sales opportunities may require us to devote greater sales support and engineering services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and engineering resources to a smaller number of larger transactions, while potentially delaying revenue recognition on transactions for which we must meet technical or implementation requirements. Such delays in revenue recognition could adversely impact our periodic revenues and cause our operating results to become more volatile, and materially adversely affect our operating results. Furthermore, we may invest significant time and resources with no assurance that a sale will ever be made. We also face challenges building and training an integrated sales force capable of fully addressing the services and features contained in all of the components in our communications and collaboration suite, as well as a staff of expert engineering and customer support personnel capable of addressing the full range of installation and deployment issues of larger customers that can arise with a comprehensive suite of services like ours. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. If we fail to effectively execute our strategy to target mid-market and larger distributed enterprises, our results of operations and our overall ability to grow our customer base could be materially and adversely affected.

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

We recorded operating income of $3.9 million for the fiscal year ended March 31, 2015 and ended the period with an accumulated deficit of $104.7 million. Although we have achieved operating income in each of our five most recent fiscal years, we suffered substantial operating losses prior to that and may incur operating losses in the future, which may be substantial. As we expand our geographic reach and service offerings, and further invest in research and development and sales and marketing, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to maintain operating profitability on an annual basis or on a quarterly basis in the future.

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

Our average monthly business service revenue churn was 0.7% for the fiscal year ended March 31, 2015 compared with 1.3% for the fiscal year ended March 31, 2014. Our method of computing this revenue churn rate may be different from methods used by our competitors and other companies in our industry to compute their publicly disclosed churn rates. As a result only limited reliance can be placed on our churn rate when attempting to compare it to that of other companies. Also, our churn rate can vary based on events that may not be indicative of actual trends in our business. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers of communications and collaborations services, alternative technologies, and adverse business conditions also influence our churn rate.

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

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. Even though our customer churn rates improved in fiscal 2015, we believe that between 25% and 50% of our total customer churn is related to customers' financial condition and we cannot be certain that we will continue to experience the same improvement in churn rates given current economic conditions. Due to the length of our sales cycle, especially in adding new mid-market and larger distributed enterprises as customers, we may experience delays in acquiring new customers to replace those that have terminated our services. Such delays would be exacerbated if general economic conditions worsen. An increase in churn, particularly in challenging economic times, could have a negative impact on the results of our operations.

The impact of the current economic climate and adverse credit markets may disproportionately impact demand for our products and services due to our target customer profile.

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

Failure of our information technology systems to function properly could result in significant business disruption.

We rely on IT systems to manage numerous functions of our internal operations.  Our third party ERP software is not operating on the vendor's most updated version of the software.  Furthermore, we have internally developed IT systems that are not integrated with our ERP system.  These IT systems require specialized knowledge for which we have to train new personnel, and if we were to experience an unusual increase in attrition of our IT personnel, we may not be adequately equipped to respond to an IT system failure.  Although we have never experienced significant disruption of our IT systems based on the current infrastructure, any failure of our IT systems could result in a significant business disruption.

We may incur significant costs to meet the guarantees under our service level agreements, and our failure to meet these guarantees could result in a loss of customers and expected revenue.

Our standard service level agreement guarantees levels of service availability and voice quality for calls transmitted over the public Internet that are among the most stringent standards in our industry. Our SLAs typically provide guarantees of more than 99.99% uptime and a mean opinion score of at least 3.0 for at least 98% of all calls carried over the network.  Our SLAs further require rapid response times in order to resolve issues.  We may incur significant network support and maintenance costs in order to meet these guarantees.

We have in the past and may in the future experience network failures, software bugs or other problems that interrupt service or impair call quality.  If these problems are severe enough in duration or frequency, we may breach our service level guarantees under our SLAs, as a result of which our customers could be entitled to credits against future amounts due under contract, early termination rights or other remedies against us.  If a sufficient number of customers exercise these remedies, the resulting reduction in revenue could have a material adverse effect on our results of operations.

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

On March 12, 2015, the Federal Communications Commission, or FCC, released an order that would prevent broadband Internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband Internet access lines. A number of providers and trade organizations have appealed the FCC's order. We cannot predict the outcome of this rulemaking or predict whether the FCC's rules will be upheld on appeal.  Although we believe interference with access to our products and services is unlikely, broadband Internet access provider interference has occurred in limited circumstances in the United States and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

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

But, like all other companies in the marketplace, there is no guarantee that we will not be adversely impacted by cyber attacks. If our employees or third parties obtain unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by federal and state law enforcement agencies, and exposure to fines or penalties, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as Health Insurance Portability and Accountability Act, a security breach that exposes protected information may make us susceptible to claims of false advertising and unfair trade practices for misrepresenting our level of compliance, in addition to any liability we may have for the breach itself.

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

Our customers are increasingly asking us to assume liability for security breaches in excess of the amount of revenue we receive from them. In addition, there can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.

We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies. Data privacy and protection is highly regulated, and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information, including credit card data, provided to us by our customers. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.

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

As a provider of "cloud-based" services, our services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyber-attacks. Our headquarters, global networks operations center and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. Any of these events could have a material adverse impact on our business.

We may also be subject to negative search engine optimization attacks intended to impair our visibility on search engines such as Google, Yahoo! and Bing. Such attacks generally involve generating a high volume of poor-quality inbound links to a company's website in order to cause the company's website ranking to decline due to the operation of a spam-detecting penalty function in the search engine's algorithm. We depend on search engine visibility for a significant portion of our revenue, so any degradation in our search engine rankings could have a material adverse impact on our revenue and profits.

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

We have recently been named as defendants in four patent infringement lawsuits. On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On March 31, 2014, we were named a defendant in a lawsuit, CallWave Communications LLC v. 8x8, Inc. On December 31, 2014, we were named as a defendant in a lawsuit, Adaptive Data, LLC v. 8x8, Inc.  Adaptive Data, LLC also sued another 36 other defendants on December 31, 2014 and another 16 defendants on January 5, 2015 regarding the same patents asserted in our case. On April 15, 2015, we were named as a defendant in a lawsuit, UrgenSync, LLC v. 8x8, Inc. Each of these actions is described in more detail under Part I, Item 3, "Legal Proceedings". If we are found to be infringing on the intellectual property rights of any third party in these lawsuits or other claims and proceedings that may be asserted against us in the future, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows. More information regarding the four pending suits is provided under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Inability to protect our proprietary technology would disrupt our business.

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We also rely, in part, on patent law to protect our intellectual property in the United States and internationally. As of March 31, 2015, we had been awarded 104 United States patents, of which we expect to expire between 2015 and 2042. We have additional United States and foreign patents pending. We cannot predict whether such pending patent applications will result in issued patents, and if they do, whether such patents will effectively protect our intellectual property. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, infringed or misappropriated. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.

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

We also may be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage.

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

  the loss of an acquired base of customers and accompanying revenue while trying to transition the customer from the legacy systems to 8x8's technology due to mismatch of the features, usability, packaging, or pricing at the renewal times.

  the loss of an acquired base of customers and accompanying revenue due to failure and/or lack of maintenance/support for the legacy services and/or equipment/software/services being end of life.

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

  material security breaches or service interruptions due to cyberattacks or infrastructure failures or unavailability;

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

For example:

  The FCC has adopted network neutrality rules. In March, 2015, the FCC adopted new network neutrality rules that would prevent Internet service providers from blocking, degrading and engaging in other practices that would impair or otherwise interfere with services like ours. Several parties appealed the FCC's network neutrality order. We cannot predict the outcome of the appeal but interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets. Most foreign countries have not adopted formal net neutrality rules like those adopted by the FCC.

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

  The FCC adopted rules concerning call completion rates to rural areas of the United States. It is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions should the FCC determine that our call completion rates to rural areas are, or have been, unacceptable.

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

We have limited experience in operating our business internationally, which increases the risk that any potential future expansion efforts that we may undertake will not be successful. We expect to invest substantial time and resources to expand our international operations. If we are unable to do this successfully and in a timely manner, our business and operating results could be materially adversely affected.

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

As we expand our operations internationally, we expect to become subject to additional government regulations. Such regulations include, but are not limited to: licensing obligations, emergency services obligations, data retention and transfer laws and regulations, privacy laws and regulations, consumer protection, national security laws and regulations, law enforcement obligations, financial reporting, surcharge and other fees that must be collected and remitted as well as other laws and regulations. For example, as a provider of electronic communications services in the UK, we are subject to regulation in the UK by the Office of Communications. Some of these regulatory obligations include providing access to emergency call services (E999/112); providing access to operator assistance, directories and directory enquiry services, offering contracts with minimum terms, providing and publishing certain information transparently, providing itemized billing, protecting customer information (including personal data); porting phone numbers upon a valid customer request and implementing a code of practice. We are also required to comply with laws and matters relating to, among other things, competition law, distance selling, e- commerce and consumer protection. We must also comply with various reporting and recordkeeping requirements.

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

As of March 31, 2015, we had cash and cash equivalents and investments of approximately $177.1 million. While we believe these funds are sufficient to meet our current and anticipated liquidity requirements, we may need to raise additional capital to pursue our strategic objectives. We may seek additional funding through public or private equity or debt financing, including pursuant to the shelf registration statement of which this prospectus supplement is a part. We might decide to raise additional debt or equity capital at such times and upon such terms as management considers favorable and in our interests, but we cannot be certain that we will be able to complete offerings of our securities at such times and on such terms as we may consider desirable for us. Any such financings may be upon terms that are dilutive to existing stockholders. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in San Jose, CA in a facility that is approximately 104,657 square feet of leased office space. Outside the United States our operations are conducted primarily in leased sites located in the United Kingdom. We believe our facilities will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases, see Note 7 to the consolidated financial statements contained in Part II, Item 8 of this Report.

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

On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On August 17, 2011, the suit was dismissed without prejudice as to the Company under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, Bear Creek Technologies, Inc. refiled its suit against us in the United States District Court for the District of Delaware. Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds and affecting each claim of the patent which is the basis for the complaint filed against us.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, the Company filed an informational pleading in support of and joining a motion to stay the proceeding in the District Court; the District Court granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority.  On March 24, 2014, the USPTO issued another Office Action in which the rejections of the claims were maintained.  On August 15, 2014, the USPTO issued a Right of Appeal Notice, as the USPTO maintained all rejections of the patent claims.  On September 15, 2014, Bear Creek Technologies, Inc. filed a Notice of Appeal of this decision with the Patent Trial and Appeal Board. The case is currently on appeal. We believe that it has meritorious defenses to these claims and is presenting a vigorous defense, but we cannot estimate potential liability in this case at this early stage of litigation.

On March 31, 2014, we were named as a defendant in a lawsuit, CallWave Communications LLC (CallWave) v. 8x8, Inc. CallWave also sued Fonality Inc. on March 31, 2014, and previously had sued other companies including Verizon, Google, T-Mobile, and AT&T. We answered the complaint and filed counterclaims in response thereto. Thereafter, CallWave made numerous demands that we pay CallWave cash consideration for settling the suit. On April 21, 2015, we filed papers to present numerous counterclaims including patent misuse. On or about May 26, 2015, the parties concluded negotiations regarding CallWave's cash-payment demands and agreed to settle all claims in the suit (and potential future claims) under confidential terms which await finalization by filing dismissal papers with the Court.

On December 31, 2014, we were named as a defendant in a lawsuit, Adaptive Data, LLC v. 8x8, Inc.  Adaptive Data, LLC also sued another 36 other defendants on December 31, 2014 and another 16 defendants on January 5, 2015 regarding the same patents asserted in our case. Service of process has not yet been effected on the Company.

On April 15, 2015, we were named as a defendant in a lawsuit, UrgenSync, LLC v. 8x8, Inc.  UrgenSync, LLC also sued another 14 other defendants on the same day regarding the same patent asserted in the complaint filed against 8x8.

On April 16, 2015, we were named as a defendant in a lawsuit, Slocumb Law Firm v. 8x8, Inc. The Slocumb Law Firm alleges that it purchased certain business services from us that did not perform as advertised or expected, asserts causes of actions for fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On May 7, 2015, the Company filed a motion with the Alabama Federal Court seeking an order compelling the Slocumb Law Firm to arbitrate its claims against us in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from the us. No briefing schedule or hearing date for the motion has been set as of this time. Discovery has not yet commenced in the case. We intend to vigorously defend against Slocumb Law Firm's claims.

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

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 27, 2015, there were 247 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2015:
First quarter	$11.07	$6.80
Second quarter	$8.47	$6.49
Third quarter	$9.31	$5.80
Fourth quarter	$9.15	$7.06

Fiscal 2014:
First quarter	$8.27	$6.47
Second quarter	$10.84	$8.37
Third quarter	$11.95	$8.95
Fourth quarter	$11.47	$9.56

See Item 12 of Part III of this Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2010 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Issuer Purchases of Equity Securities

The activity under the Repurchase Plans for the three months ended March 31, 2015 is summarized as follows:

			Total Number	Approximate
			of Shares	Dollar
			Purchased	Value of Shares
	Total	Weighted	as Part of	that May Yet
	Number of	Average	Publicly	be Purchased
	Shares	Price Paid	Announced	Under the
	Purchased	Per Share	Program	Program

January 1 - January 31, 2015	666,973	$7.88	666,973	$8,103,520

February 1 - February 28, 2015	1,029,810	7.85	1,029,810	20,000,000

March 1 - March 31, 2015	574,467	7.38	574,467	$15,749,279

Total	2,271,250	$7.72	2,271,250

(1) Increase due to Board of Director's authorization of the 2015 Repurchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of 8x8 Inc. for each year in the five year period ended March 31, 2015.  The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Total revenues	$162,413	$128,597	$103,786	$83,372	$70,163
Net income	$1,926	$2,514	$13,939	$69,228	$6,494
Net income per share:
Basic	$0.02	$0.03	$0.20	$1.04	$0.10
Diluted	$0.02	$0.03	$0.19	$0.99	$0.10
Total assets	$295,624	$299,203	$152,611	$130,733	$26,584
Accumulated deficit	$(104,739)	$(106,665)	$(109,179)	$(123,118)	$(192,346)
Total stockholders' equity	$272,211	$278,178	$137,033	$118,450	$15,861

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of VoIP and SaaS communication solutions in the cloud for SMBs and mid-market and distributed enterprises. We deliver a broad suite of SaaS services including hosted cloud telephony, virtual contact center, and virtual meeting to in-office and mobile devices through its proprietary unified SaaS platform. We currently serve approximately 41,600 business customers with over 650,000 subscriptions, making us a leading provider of UCC services in the cloud. Our integrated, "pure-cloud" services platform is developed from internally owned and managed technologies and is uniquely positioned to serve mid-market and enterprise businesses making the shift to cloud based Unified Communications. We make a full set of unified communications capabilities including cloud telephony, contact center, video and web conferencing available from anywhere in the world. With 8x8 analytics and reporting, our customers have an unprecedented view into company communications whether employees are mobile via the mobile client or in-office using a softphone, or a desk phone. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of communications services. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

SUMMARY AND OUTLOOK

In fiscal year 2015, we displayed continued momentum in four areas. First, our continued focus on mid-market and distributed enterprise customers resulted in 42% of our total service revenue coming from mid-market compared with 37% in fiscal 2014. We continued to show an increase in our average monthly service revenue per customer to $320 in the fourth quarter of fiscal 2015 compared with $287 in the same period of fiscal 2014, which is the result of our success in selling to larger, more established customers.

Second, we achieved efficiency and productivity improvements from our SMB sales group resulting from an increased focus on adding larger SMB (> five employees) and smaller mid-market (50 - 250 employee) accounts. As we continued to focus on building a more profitable and sustaining midmarket customer base, one that can contribute significantly greater lifetime value than the average small business customer, we added fewer one - two line business customers.

Third, we continued to focus on selling a greater number and variety of services to our existing customer base. Our comprehensive suite of services, combined with our ability to offer a broad range of cloud-based critical communications services brought us larger deals where we continued to displace incumbent, premises-based systems. We intend to continue to pursue opportunities to sell our comprehensive suite of unified communications, contact center and analytics/reporting services to SMBs and mid-market and distributed enterprises who wish to consolidate their cloud communications and collaborative service requirements with a single service provider.

Fourth, we continued to build on our Global Reach initiative by continuing to invest in our Voicenet United Kingdom subsidiary, establishing a branch in Canada, and opening data centers in Hong Kong and Australia during the year. We are in the process of migrating services for non-US customers to our new overseas infrastructure. Beyond serving the needs of existing customers, it is our intent to penetrate these markets through a variety of additional methods including strategic alliances, partners and acquisitions.

To support these initiatives and strengthen our business, we intend to continue investing in research and development and sales and marketing at rates comparable to the third and fourth quarters of fiscal 2015 for the foreseeable future.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate such estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, valuation of inventories, income and sales tax, and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and equity that are not readily apparent from other sources. Our actual results could differ from those estimates under different assumptions or conditions.

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

Service and Product Revenue

We recognize service revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. We defer recognition of service revenues in instances when cash receipts are received before services are delivered and we recognize deferred revenues ratably as services are provided.

We recognize revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, we record shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. We defer recognition of revenue on product sales to distributors, retailers, and resellers until the products have been sold to the end customer.

We record revenue net of any sales and service related taxes and mandatory government charges that are billed to our customers. We believe this approach results in consolidated financial statements that are more easily understood by users.

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

Multiple Element Arrangements

ASC 605-25, Revenue Recognition - Multiple Element Arrangements, requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 cloud service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, we allocate the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

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

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2015, the accounts receivable balance was $6.6 million, net of an allowance for doubtful accounts of $0.5 million, including a reserve for disputed credits, and an estimated returns reserve of $0.1 million. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which include net operating loss and tax credit carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. During the fourth quarter of fiscal 2015, we evaluated the need for a valuation allowance against our net deferred tax asset and concluded that we needed less of an allowance. Therefore, we decreased our valuation allowance by approximately $1.5 million, as certain California net operating losses will not be utilized as they have expired in fiscal 2015. During the fourth quarters of fiscal 2014 and 2013, we evaluated the need for a valuation allowance against our net deferred tax asset and concluded that an additional allowance was needed. Therefore, we increased our valuation allowance related to our state and federal net operating loss and tax credit carryovers which resulted in reversals of previous income statement credits of approximately $1.3 million and $1.0 million, respectively. We determined that an increase in our valuation allowance was appropriate as a result of the change in the net income apportionment methodology in California and the acquisition of Voicenet in the third quarter of fiscal 2014. In making this determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of March 31, 2015, the net deferred tax asset on the consolidated balance sheet represented the projected tax benefit we expect to realize. We continue to maintain a valuation allowance against the portion of our deferred tax assets that we believe is more likely than not to be used to reduce our income tax liability.

We have received inquiries, demands or audit requests from several state, municipal and 9-1-1 taxing agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We recorded $0.1 million, $0.1 million and $0 of expense for the years ended March 31, 2015, 2014 and 2013, respectively, for estimated tax exposure for such assessments.

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

We recognize stock-based compensation expense in the Consolidated Statements of Income for fiscal 2015, 2014 and 2013, based on ASC 718 criteria. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures. Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. . For the twelve months ended March 31, 2015, 2014 and 2013, we used the historical volatility of our stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expected to remain outstanding. We established expected life assumptions through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

To value restricted performance stock units under the Equity Compensation Plans, we used a Monte Carlo simulation model.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.  For the twelve months ended March 31, 2015 and 2014, we used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Total business customers (1)	41,621	41,051	40,434	39,340	37,933
Business customers average monthly
service revenue per customer (2)	$ 320	$ 305	$ 299	$ 293	$ 287
Monthly business service revenue churn (3)	0.5%	1.0%	0.9%	0.4%	1.2%

Overall service margin	81%	80%	79%	80%	79%
Overall product margin	-19%	-11%	-8%	-9%	-23%
Overall gross margin	73%	72%	72%	71%	70%

____________

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

(3)

Business customer service revenue churn is calculated by dividing the service revenue lost from business customers (after the expiration of 30-day trial) during the period by the simple average of business customer service revenue during the same period and dividing the result by the number of months in the period.

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

REVENUE
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Service revenue	$148,208	$116,607	$94,384	$31,601	27.1%	$22,223	23.5%
Percentage of total revenue	91.3%	90.7%	90.9%

Service revenue consists primarily of revenues attributable to the provision of our 8x8 cloud communication and collaboration services. We expect that cloud communication and collaboration service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2015, compared with fiscal year 2014, was primarily attributable to an increase in our business customer subscriber base (net of customer churn) and an increase in the average monthly service revenue per customer. Our business service subscriber base grew from approximately 38,000 customers at the end of fiscal 2014 to approximately 41,600 customers on March 31, 2015. Average monthly service revenue per customer increased from $273 for fiscal 2014 to $305 for fiscal 2015. We expect growth in the number of business customers and average monthly service revenue per customer to continue to grow in fiscal 2016.

The increase in fiscal year 2014, compared with fiscal year 2013, was primarily attributable to an increase in our business customer subscriber base and an increase in the average monthly service revenue per customer. Our business service subscriber base grew from approximately 32,500 customers at the end of fiscal 2013 to approximately 38,000 customers on March 31, 2014. The increase in business customers included approximately 1,000 customers obtained through our acquisition of Voicenet, on November 29, 2013. Average monthly service revenue per customer increased from $249 for fiscal 2013 to $273 for fiscal 2014.

	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Product revenue	$14,205	$11,990	$9,402	$2,215	18.5%	$2,588	27.5%
Percentage of total revenue	8.7%	9.3%	9.1%

Product revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service.

The increase in fiscal year 2015 from fiscal year 2014 resulted from a $2.2 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

The increase in fiscal year 2014 from fiscal year 2013 resulted from a $2.6 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

No single customer represented more than 10% of our total revenues during fiscal 2015, 2014 or 2013.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment and the customer's service address (in thousands):

	Years Ended March 31,
	2015	2014	2013
Americas (principally US)	92%	97%	99%
Europe	7%	2%	0%
Asia Pacific	1%	1%	1%
	100%	100%	100%

COST OF REVENUE
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Cost of service revenue	$29,701	$22,445	$19,928	$7,256	32.3%	$2,517	12.6%
Percentage of service revenue	20.0%	19.2%	21.1%

Cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses.

The increase in cost of service revenue for fiscal 2015 from fiscal 2014 was primarily due to a $3.5 million increase in third party network service expenses, a $1.5 million increase in payroll and related expenses, a $1.0 million increase in depreciation, and a $0.3 million increase in stock-based compensation expenses.

The increase in cost of service revenue for fiscal 2014 from fiscal 2013 was primarily due to a $0.9 million increase in payroll and related expenses, a $0.8 million increase in third party network service expenses, a $0.2 million increase in consultant and outside service expenses and a $0.2 million increase in repair and maintenance expenses.

	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Cost of product revenue	$15,863	$15,170	$11,801	$693	4.6%	$3,369	28.5%
Percentage of product revenue	111.7%	126.5%	125.5%

The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the product.

The increase in the cost of product revenue for fiscal 2015 from fiscal 2014 was primarily due to a $1.5 million increase in the shipment of equipment to our business customers, a $0.1 million increase in freight costs, offset by a $0.9 million decrease in warranty expense.

The increase in the cost of product revenue for fiscal 2014 from fiscal 2013 was primarily due to a $2.7 million increase in the shipment of equipment to our business customers, a $0.3 million increase in warranty expense, and a $0.2 million increase in freight costs.

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Research and development	$15,118	$11,633	$8,147	$3,485	30.0%	$3,486	42.8%
Percentage of total revenue	9.3%	9.0%	7.8%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the fiscal year ended March 31, 2015, we expensed all research and development costs as they were incurred in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, and we capitalized $1.5 million of payroll and related costs in accordance with ASC 350-40, Goodwill and Other - Internal-Use Software.

The increase in research and development expenses for fiscal 2015 from fiscal 2014 was primarily attributable to a $0.8 million increase in payroll and related expenses and a $0.8 million increase in temporary personnel, consulting and outside service expenses and a $0.5 million increase in stock-based compensation expenses, partially offset by $1.5 million of payroll and related costs capitalized in accordance with ASC 350-40.

The increase in research and development expenses for fiscal 2014 from fiscal 2013 was primarily attributable to a $1.7 million increase in payroll and related expenses and a $1.5 million increase in temporary personnel, consulting and outside service expenses, partially offset by $0.8 million of capitalized software and development costs in accordance with ASC 985-20.

SALES AND MARKETING EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Sales and marketing	$80,667	$60,906	$45,573	$19,761	32.4%	$15,333	33.6%
Percentage of total revenue	49.7%	47.4%	43.9%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

The increase in sales and marketing expenses for fiscal 2015 from fiscal 2014 was primarily due to a $11.2 million increase in payroll and related expenses from an increase in our sales force, deployment engineering, customer success teams, and from the acquisition of Voicenet, a $1.9 million increase in third party sales commissions, a $1.4 million increase in stock-based compensation expenses, a $0.9 million increase in temporary personnel, consulting and outside service expenses a $0.7 million increase in travel and meal expenses, a $0.6 million increase in amortization expense due to intangibles acquired in acquisitions, a $0.6 million increase in trade show expenses, a $0.4 million increase in credit card processing fees, a $0.2 million increase in expensed computer, software and light furniture, offset by a $0.3 million decrease in bad debt expenses and a $0.2 million decrease in advertising expenses.

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

GENERAL AND ADMINISTRATIVE EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
General and administrative	$18,182	$15,368	$8,558	$2,814	18.3%	$6,810	79.6%
Percentage of total revenue	11.2%	12.0%	8.2%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

The increase in general and administrative expenses for fiscal 2015 from fiscal 2014 was primarily due to a $1.7 million increase in payroll and related expenses, a $1.0 million increase in legal expenses, a $0.3 million increase in recruiting expenses, a $0.2 million increase in facility lease and maintenance expenses, offset by a $0.6 million decrease in stock-based compensation expenses.

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

GAIN ON PATENT SALE

	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Gain on patent sale	$(1,000)	$-	$(12,965)	$(1,000)	100.0%	$12,965	-100.0%
Percentage of total revenue	-0.6%	0.0%	-12.5%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents. We recognized a gain of slightly less than $12.0 million, net of transaction costs, in the first fiscal quarter of 2013, approximately $1.0 million in the fourth fiscal quarter of 2013, and approximately $1.0 million in the second fiscal quarter of 2015 due to the third party purchaser entering into a license agreement with its customer. The gain on patent sale has been recorded as a reduction of operating expenses in the consolidated statements of income.

INTEREST INCOME AND OTHER, NET
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Interest income and other, net	$833	$742	$105	$91	12.3%	$637	606.7%
Percentage of total revenue	0.5%	0.6%	0.1%

This item primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2015 and 2014.

PROVISION FOR INCOME TAXES
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Provision for income taxes	$2,789	$2,219	$9,399	$570	25.7%	$(7,180)	-76.4%
Percentage of total revenue	1.7%	1.7%	9.1%

We recorded an income tax provision of $2.8 million in fiscal year 2015, all of which related to net income from operations. During the fourth quarter of fiscal 2015, we evaluated the need for a valuation allowance against our net deferred tax asset and determined that a decrease of $1.5 million was needed as certain California net operating losses carryforwards having expired in fiscal 2015.

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

At March 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of approximately $142.8 million and $66.7 million, respectively that expire at various dates between 2016 and 2035. In addition, at March 31, 2015, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $3.3 million and $5.1 million, respectively. The federal income tax credit carryforwards will expire between 2021 and 2035, while the California income tax credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be limited in certain circumstances.

At March 31, 2015 and 2014, we had net deferred tax assets before valuation allowances of approximately $52.5 million and $55.4 million, respectively.

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Income from discontinued
operations, net of income
tax provision	$-	$320	$489	$(320)	-100.0%	$(169)	-34.6%
Percentage of total revenue	0.0%	0.2%	0.5%

On September 30, 2013, we sold our dedicated server hosting business. The current and historical results of our dedicated server hosting business have been reclassified to income from discontinued operations, net of income tax provision. For the years ended March 31, 2015, 2014 and 2013, income taxes were $0, $0.2 million and $0.3 million, respectively.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION
	Years Ended March 31,			Year-over-Year Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollar amounts in thousands)
Gain on disposal of discontinued operations,
net of income tax provision	$-	$596	$-	$(596)	-100.0%	$596	100.0%
Percentage of total revenue	0.0%	0.5%	0.0%

For the year ended March 31, 2014, we recorded a gain on disposal of our dedicated server hosting business of $1.1 million, net of a tax provision of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had $177.1 million of cash and cash equivalents and investments. By comparison, at March 31, 2014, we had $178.4 million in cash and cash equivalents and investments. During fiscal 2015, we repurchased approximately 2.5 million shares of our common stock on the market for a total of approximately $19.2 million. We currently have no borrowing arrangements. We believe we have sufficient liquidity to fund operations for the foreseeable future. In addition, we have a shelf registration statement that would allow us to raise up to an additional $123.7 million from the sale of new securities of ours. Please refer to Part I, Item 1A, Risk Factors "We may need to raise additional capital to support our future operations."

2015 to 2014

Net cash provided by operating activities for fiscal 2015 was $21.2 million, compared with $14.9 million provided by operating activities for fiscal 2014. Cash used in or provided by operating activities has historically been affected by:

  the amount of net income;
  sales of subscriptions;
  changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals;
  add-backs of non-cash expense items such as deferred income tax, depreciation and amortization; and
  the expense associated with stock options and stock-based awards.

Net cash used in investing activities was $12.2 million in fiscal 2015, compared with $136.5 million used in investing activities in fiscal 2014. The decrease in cash used in investing activities during fiscal 2015 was primarily related to the purchase of investments ($106.0 million) and the acquisition of property and equipment ($5.8 million). The increase in cash used in investing activities during fiscal 2015 was partially offset by the sale and maturities of investments in fiscal 2015 ($100.3 million).

Net cash used in financing activities was $14.9 million in fiscal 2015, compared with $130.5 million provided by financing activities in fiscal 2014. Our financing activities for fiscal 2015 provided cash of $4.5 million due to issuance of common stock under our employee stock purchase plan and the issuance of shares related to the exercise of options, which was offset by approximately $19.2 million used in stock repurchase programs.

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
  add-backs of non-cash expense items such as deferred income tax, depreciation and amortization; and
  the expense associated with stock options and stock-based awards.

Net cash used in investing activities was $136.5 million in fiscal 2014, compared with $5.9 million used in investing activities in fiscal 2013. The increase in cash used in investing activities during fiscal 2014 was primarily related to the purchase of investments ($141.6 million) and the acquisition of a business ($18.5 million). The increase in cash used in investing activities during fiscal 2014 was partially offset by the sale of investments in fiscal 2014 ($24.2 million) and proceeds from disposition of discontinued operations, net of transaction costs ($3.0 million).

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

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2015 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Capital leases	$25	$-	$-	$-	$-	$-	$25
Office leases	1,913	1,977	1,872	1,926	1,100	-	8,788
Purchase obligations
Third party customer support provider	2,158	-	-	-	-	-	2,158
Third party network service providers	3,014	2,452	891	-	-	-	6,357
Open purchase orders	48	-	-	-	-	-	48
	$7,158	$4,429	$2,763	$1,926	$1,100	$-	$17,376

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We lease our UK headquarters in Aylesbury UK under operating lease agreements that expires in March 2017. The lease was amended in September 2014 for additional space.  The lease has a base monthly rent of approximately $7,800 until March 2015, rising to approximately $8,800 thereafter, and requires us to pay property taxes, service charges, utilities and normal maintenance costs. We also lease office space in London UK under an operating lease agreement that expires in April 2019. The lease has a base monthly rent of approximately $6,700 until March 2016, rising to approximately $7,100 thereafter.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. At March 31, 2015, the total remaining obligation under the contract was $2.2 million.

We entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2016 through 2018. At March 31, 2015, the total remaining obligations under these contracts were $6.4 million.

At March 31, 2015, we had open purchase orders of $48,000, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

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

During the years ended March 31, 2015 and 2014, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company), as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc., as of March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
May 29, 2015

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$53,110	$59,159
Short-term investments	123,984	47,181
Accounts receivable, net	6,642	5,503
Inventory	704	811
Deferred cost of goods sold	428	263
Deferred tax asset	4,454	2,065
Other current assets	2,274	1,951
Total current assets	191,596	116,933
Long-term investments	-	72,021
Property and equipment, net	10,248	7,711
Intangible assets, net	12,260	15,095
Goodwill	36,887	38,461
Non-current deferred tax asset	43,169	47,797
Other assets	1,464	1,185
Total assets	$295,624	$299,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,775	$6,789
Accrued compensation	6,183	4,583
Accrued warranty	339	660
Accrued taxes	2,800	2,323
Deferred revenue	1,768	1,857
Other accrued liabilities	2,965	1,909
Total current liabilities	21,830	18,121

Non-current liabilities	1,352	1,619
Non-current deferred revenue	231	1,285
Total liabilities	23,413	21,025

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2015 and 2014	-	-
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 88,065,528 shares and 88,525,015 shares
at March 31, 2015 and 2014, respectively	88	88
Additional paid-in capital	378,971	384,325
Accumulated other comprehensive (loss) income	(2,109)	430
Accumulated deficit	(104,739)	(106,665)
Total stockholders' equity	272,211	278,178
Total liabilities and stockholders' equity	$295,624	$299,203

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2015	2014	2013
Service revenue	$148,208	$116,607	$94,384
Product revenue	14,205	11,990	9,402
Total revenue	162,413	128,597	103,786

Operating expenses:
Cost of service revenue	29,701	22,445	19,928
Cost of product revenue	15,863	15,170	11,801
Research and development	15,118	11,633	8,147
Sales and marketing	80,667	60,906	45,573
General and administrative	18,182	15,368	8,558
Gain on patent sale	(1,000)	-	(12,965)
Total operating expenses	158,531	125,522	81,042
Income from operations	3,882	3,075	22,744
Other income, net	833	742	105
Income from continuing operations before
provision for income taxes	4,715	3,817	22,849
Provision for income taxes	2,789	2,219	9,399
Income from continuing operations	1,926	1,598	13,450
Income from discontinued operations,
net of income tax provision	-	320	489
Gain on disposal of discontinued operations,
net of income tax provision of $456	-	596	-
Net income	$1,926	$2,514	$13,939

Income per share - continuing operations:
Basic	$0.02	$0.02	$0.19
Diluted	$0.02	$0.02	$0.18

Income per share - discontinued operations:
Basic	$0.00	$0.01	$0.01
Diluted	$0.00	$0.01	$0.01

Net income per share:
Basic	$0.02	$0.03	$0.20
Diluted	$0.02	$0.03	$0.19

Weighted average number of shares:
Basic	89,071	78,310	71,390
Diluted	91,652	81,658	74,700

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Years Ended March 31,
	2015	2014	2013
Net income	$1,926	$2,514	$13,939
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(26)	(41)	22
Foreign currency translation adjustment	(2,513)	507	-
Comprehensive (loss) income	$(613)	$2,980	$13,961

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2012	70,679,493	$71	$241,555	$(58)	$(123,118)	$118,450
Issuance of common stock under
stock plans	1,503,238	1	2,400	-	-	2,401
Cost of issuance of common stock	-	-	(43)	-	-	(43)
Repurchase of common stock	(73,751)	-	(419)	-	-	(419)
Stock-based compensation expense	-	-	2,634	-	-	2,634
Income tax benefit from stock-
based compensation	-	-	49	-	-	49
Unrealized investment gain	-	-	-	22	-	22
Net income	-	-	-	-	13,939	13,939
Balance at March 31, 2013	72,108,980	72	246,176	(36)	(109,179)	137,033
Issuance of common stock, net of
issuance costs	14,375,000	14	125,736	-	-	125,750
Issuance of common stock under
stock plans	2,091,435	2	5,165	-	-	5,167
Repurchase of common stock	(50,400)	-	(489)	-	-	(489)
Stock-based compensation expense	-	-	7,595	-	-	7,595
Income tax benefit from stock-
based compensation	-	-	142	-	-	142
Unrealized investment loss	-	-	-	(41)	-	(41)
Foreign currency translation adjustment	-	-	-	507	-	507
Net income	-	-	-	-	2,514	2,514
Balance at March 31, 2014	88,525,015	88	384,325	430	(106,665)	278,178
Issuance of common stock under
stock plans	2,043,781	2	4,525	-	-	4,527
Cost of issuance of common stock	-	-	(8)	-	-	(8)
Repurchase of common stock	(2,503,268)	(2)	(19,369)	-	-	(19,371)
Stock-based compensation expense	-	-	9,347	-	-	9,347
Income tax benefit from stock-
based compensation	-	-	151	-	-	151
Unrealized investment loss	-	-	-	(26)	-	(26)
Foreign currency translation adjustment	-	-	-	(2,513)	-	(2,513)
Net income	-	-	-	-	1,926	1,926
Balance at March 31, 2015	88,065,528	$88	$378,971	$(2,109)	$(104,739)	$272,211

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$1,926	$2,514	$13,939
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,540	2,567	2,523
Amortization of intangibles	2,232	1,643	1,428
Amortization of capitalized software	341	147	-
Net Accretion of discount and amortization of
premium on marketable securities	896	114	-
Gain on disposal of discontinued operations	-	(596)	-
Gain on escrow settlement	-	(565)	-
Stock-based compensation expense	9,347	7,595	2,634
Tax benefit from stock-based compensation	(151)	(142)	(49)
Deferred income tax expense	2,390	2,266	9,308
Other	256	650	616
Changes in assets and liabilities:
Accounts receivable	(1,529)	(1,575)	(2,171)
Inventory	52	(276)	27
Other current and noncurrent assets	(196)	(488)	(30)
Deferred cost of goods sold	(207)	163	(60)
Accounts payable	605	(1,035)	410
Accrued compensation	1,632	488	524
Accrued warranty	(321)	208	65
Accrued taxes	490	276	440
Deferred revenue	(1,065)	681	345
Other current and noncurrent liabilities	1,002	282	1,839
Net cash provided by operating activities	21,240	14,917	31,788

Cash flows from investing activities:
Acquisitions of property and equipment	(5,826)	(2,853)	(5,678)
Cost of capitalized software	(724)	(755)	(190)
Purchase of investments	(106,021)	(141,604)	-
Sales of investments	36,764	24,219	-
Proceeds from maturities of investments	63,546	-	-
Acquisition of businesses, net of cash acquired	-	(18,474)	-
Proceeds from disposition of discontinued operations, net of transaction costs	-	3,000	-
Net cash used in investing activities	(12,261)	(136,467)	(5,868)

Cash flows from financing activities:
Capital lease payments	(149)	(85)	(86)
Repurchase of common stock	(19,371)	(489)	(419)
Tax benefit from stock-based compensation	151	142	49
Proceeds from (cost of) issuance of common stock, net of issuance costs	-	125,750	(43)
Proceeds from issuance of common stock under employee stock plans	4,455	5,167	2,458
Net cash (used in) provided by financing activities	(14,914)	130,485	1,959

Effect of exchange rate changes on cash	(114)	(81)	-
Net (decrease) increase in cash and cash equivalents	(6,049)	8,854	27,879
Cash and cash equivalents, beginning of year	59,159	50,305	22,426
Cash and cash equivalents, end of year	$53,110	$59,159	$50,305

Supplemental and non-cash disclosures:
Acquisition of property and equipment, net in connection with
acquisitions of businesses	$-	$956	$-
Acquisition of capital lease in connection with acquisitions of businesses	-	216	-
Interest paid	5	5	8
Income taxes paid	159	427	415

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company is a leading provider of VoIP technology and SaaS (Software as a service) communication solutions in the cloud for SMBs and mid-market and distributed enterprises. The Company delivers a broad suite of SaaS services to in-office and mobile devices spanning cloud telephony, virtual contact center and virtual meeting through its proprietary unified SaaS platform. The Company currently serves approximately 41,600 business customers with over 650,000 subscriptions, making it a leading provider of UCC services in the cloud. The Company's software abstracts complex networking, redundancy, security and interconnection requirements to provide a seamless and easy-to-use solution for its customers. The Company's software also integrates with leading enterprise resource planning, customer relationship management, or human capital management, and other third-party application suites, such as Salesforce.com and NetSuite, to provide organizations an integrated, fully functional business communications and collaboration experience that is critical to operate their businesses.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ended March 31, 2015).

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

Acquisition of Voicenet Solutions Limited

In November 2013, the Company entered into a share purchase agreement with the shareholders and optionholders of Voicenet Solutions Limited, a provider of cloud communications and collaboration services in the United Kingdom. See Note 13.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, valuation of inventories, income and sales tax, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, the Company records shipments to distributors, retailers, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on product sales to distributors, retailers, and resellers until the products have been sold to the end customer.

The Company records revenue net of any sales and service related taxes and mandatory government charges that are billed to its customers. The Company believes this approach results in consolidated financial statements that are more easily understood by users.

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

Multiple Element Arrangements

ASC 605-25, Revenue Recognition - Multiple Element Arrangements, requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 cloud service with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, the Company allocates the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

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

The Company's investments are comprised of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, international government securities, certificates of deposit and money market funds. At March 31, 2015 and 2014, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the consolidated statements of income and computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of a major financial institution.

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

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the Consolidated Statements of Income.

Construction in progress primarily relates to costs to acquire or internally develop software for internal use not fully completed as of March 31, 2015.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, such as property and equipment, definite lived intangibles or capitalized software, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No such charges were recorded in the periods presented.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized, but are tested annually for impairment and more often if there is an indicator of impairment. The Company has determined that it has two reporting units, and allocates goodwill to the reporting units for the purposes of the annual test for impairment.

The Company's annual goodwill impairment test is performed on January 1 each year. No goodwill impairment charges were recorded in the periods presented.

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

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

The Company accounts for software to be sold or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20) which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material.

In fiscal 2015 and 2014, the Company capitalized approximately $0 and $0.8 million, respectively, of software development costs in accordance with ASC 985-20. At March 31, 2015 and 2014, total capitalized software development costs included in other long-term assets was approximately $1.0 million, and accumulated amortization costs related to capitalized software was approximately $0.5 million and $0.1 million, respectively.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40), which requires capitalization of certain software development costs incurred during the application development stage. In fiscal 2015, the Company capitalized $1.5 million in accordance with ASC 350-40, of which $0.8 million is classified as property and equipment and $0.7 million is classified as long-term assets. In fiscal 2014, no such costs were capitalized. At March 31, 2015, the projects had not yet been placed into service, and accordingly no amortization has been recognized.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $6.8 million, $7.3 million and $6.5 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

BUSINESS SEGMENTS

The Company has one reportable operating segment. The Company's chief operating decision makers, the Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer, evaluate performance of the Company and makes decisions regarding allocation of resources based on total Company results (see Note 12).

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

The Company sells its products to business customers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. At March 31, 2015 and 2014, no customer accounted for more than 10% of accounts receivable.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal market or the most advantageous market in which it would transact.

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

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk free interest rates and future dividend payments. For fiscal years 2015, 2014 and 2013, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

The Company issued restricted performance stock units to a group of executives with vesting that is contingent on both market performance and continued service. For the market-based restricted performance stock units issued during the fiscal year ended March 31, 2015:

  the number of shares of the Company's stock to be received at vesting if applicable service requirements are also met will range from 0% to 100% of the target amount based total shareholder return ("TSR"), which compares the performance of the price per share of the Company's common stock with the NASDAQ Composite Index ("Index") for the three performance periods ending March 31, 2016, March 31, 2017 and March 31, 2018, for the fiscal year ended March 31, 2015; and for the three performance periods ending March 31, 2015, March 31, 2016 and March 31, 2017 for the fiscal year ended March 31, 2014, in the following manner: where in each such measurement period, (1) if the performance return on the price per share of the Company's common stock exceeds the performance return on the NASDAQ Composite Index, (which shall be determined by subtracting the percentage return on the NASDAQ Composite Index from the percentage return on the price per share of the Common Stock), then all of the TSR Performance Shares for such measurement period will be deemed earned and will vest; (2) if the performance return on the price per share of Common Stock is more than 50% lower than the performance return on the NASDAQ Composite Index, then none of the TSR Performance Shares for such measurement period will be deemed earned and will vest; and (3) if the performance return on the price per share of Common Stock is between 0% and 50% lower than the performance return on the NASDAQ Composite Index, then the number of TSR Performance Shares deemed earned and vesting for such measurement period will be reduced by 2% for each 1% by which the performance return on the NASDAQ Composite Index exceeds the performance return on the Common Stock, and the number of shares of the Company's stock to be received at vesting will range from 0% or 100% of the target amount based on four tranches, with each tranche vesting at the later of (a) the satisfaction of the applicable service-based vesting requirement for that tranche, and (b) on the first date that the average stock price of the Company's common stock for a consecutive 30 trading day period exceeds 150% of the grant date stock price. The minimum service vesting requirement for each tranche is as follows:

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

In October 2013, the board of directors approved the modification of unvested stock options to purchase 74,479 shares of common stock and unvested stock purchase rights totaling 37,000 shares of common stock held by the Company's president upon his resignation. The options held by the Company's president upon his resignation, taken as a whole, had a weighted average exercise price of $4.05 per share and range from $2.72 to $5.87 per share, and a weighted average remaining vesting term of 0.5 years. Approximately $1.1 million of the $7.6 million of stock-based compensation charge in fiscal year 2014 applied to the options held by the former president of the Company and was recorded in general and administrative expenses.

COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income and comprehensive (loss) income is due to foreign currency translation adjustments and unrealized gains or losses on investments classified as available-for-sale.

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

At March 31, 2015, total deferred rent included in other accrued liabilities and non-current liabilities was $0.3 million and $1.3 million, respectively. At March 31, 2014, total deferred rent included in other accrued liabilities and non-current liabilities was $0.2 million and $1.6 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations in FASB ASU 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, the ASU requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles -Goodwill and Other -Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

61

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents, and available-for-sale investments were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$24,734	$-	$-	$24,734	$24,734	$-
Level 1:
Money market funds	28,376	-	-	28,376	28,376	-
Mutual funds	2,000	-	(107)	1,893	-	1,893
Subtotal	55,110	-	(107)	55,003	53,110	1,893
Level 2:
Commercial paper	9,043	1	-	9,044	-	9,044
Corporate debt	75,284	57	(10)	75,331	-	75,331
Municipal securities	5,435	2	(1)	5,436	-	5,436
Asset backed securities	21,503	4	(5)	21,502	-	21,502
Mortgage backed securities	5,822	-	(52)	5,770	-	5,770
Agency bond	4,201	3	-	4,204	-	4,204
International government securities	800	4	-	804	-	804
Subtotal	122,088	71	(68)	122,091	-	122,091
Total	$177,198	$71	$(175)	$177,094	$53,110	$123,984

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term	Long-Term
As of March 31, 2014	Costs	Gain	Loss	Fair Value	Equivalents	Investments	Investments
Cash	$26,548	$-	$-	$26,548	$26,548	$-	$-
Level 1:
Money market funds	32,611	-	-	32,611	32,611	-	-
Mutual funds	1,964	-	(55)	1,909	-	1,909	-
Subtotal	61,123	-	(55)	61,068	59,159	1,909	-
Level 2:
Commercial paper	30,374	5	-	30,379	-	30,379	-
Corporate debt	63,621	35	(39)	63,617	-	14,893	48,724
Municipal securities	5,435	5	(1)	5,439	-	-	5,439
Asset backed securities	17,049	6	(1)	17,054	-	-	17,054
International government securities	800	4	-	804	-	-	804
Subtotal	117,279	55	(41)	117,293	-	45,272	72,021
Total	$178,402	$55	$(96)	$178,361	$59,159	$47,181	$72,021

Contractual maturities of investments as of March 31, 2015 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$69,502
Due after one year	54,482
Total	$123,984

3. INVENTORIES

Components of inventories were as follows:

	March 31,
	2015	2014
	(in thousands)
Work-in-process	$169	$23
Finished goods	535	788
	$704	$811

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,
	2015	2014
	(in thousands)
Machinery and computer equipment	$16,099	$9,557
Furniture and fixtures	759	505
Licensed software	4,696	3,517
Leasehold improvements	3,812	3,468
Construction in progress	942	-
	26,308	17,047
Less: accumulated depreciation and amortization	(16,060)	(9,336)
	$10,248	$7,711

5. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2015			March 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$8,242	$(2,905)	$5,337	$8,242	$(2,080)	$6,162
Customer relationships	9,686	(3,720)	5,966	9,686	(1,710)	7,976
Trade names/domains	957	-	957	957	-	957
Total acquired identifiable
intangible assets	$18,885	$(6,625)	$12,260	$18,885	$(3,790)	$15,095

At March 31, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2016	$2,159
2017	2,152
2018	1,904
2019	1,658
2020	1,658
Thereafter	1,772
Total	$11,303

6. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2013	$25,150
Increase in goodwill related to acquisitions	14,155
Decrease in goodwill related to disposal of discontinued operations	(1,210)
Foreign currency translation	366
Balance as of March 31, 2014	38,461
Foreign currency translation	(1,574)
Balance as of March 31, 2015	$36,887

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of income were as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Balance at beginning of year	$660	$452	$387
Accruals for warranties	185	953	611
Settlements	(364)	(745)	(546)
Changes in estimate	(142)	-	-
Balance at end of year	$339	$660	$452

Leases

The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

The Company leases its UK headquarters in Aylesbury UK under operating lease agreements that expires in March 2017. The lease was amended in September 2014 for additional space. The lease has a base monthly rent of approximately $7,800 until March 2015, rising to approximately $8,800 thereafter, and requires us to pay property taxes, service charges, utilities and normal maintenance costs. The Company also leases office space in London UK under an operating lease agreement that expires in April 2019. The lease has a base monthly rent of approximately $6,700 until March 2016, rising to approximately $7,100 thereafter.

At March 31, 2015, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

Year ending March 31:
2016	$1,913
2017	1,977
2018	1,872
2019	1,926
2020 and Thereafter	1,100
Total	$8,788

Rent expense for the years ended March 31, 2015, 2014 and 2013 was $1.8 million, $1.5 million and $1.2 million, respectively.

Capital Leases

The Company has non-cancelable capital lease agreements for office equipment bearing interest at various rates. At March 31, 2015, future minimum annual lease payments under non-cancelable capital leases were as follows (in thousands):

Year ending March 31:
2016	$29
Total minimum payments	29
Less: Amount representing interest	(4)
25
Less: Short-term portion of capital lease obligations	(25)
Long-term portion of capital lease obligations	$-

Capital leases included in office equipment were approximately $0.5 million and $0.6 million at March 31, 2015 and 2014, respectively. Total accumulated amortization was approximately $0.3 million and $0.4 million at March 31, 2015 and 2014, respectively. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. The agreement requires a 150-day notice to terminate. At March 31, 2015, the total remaining obligation under the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2016 through 2018. At March 31, 2015, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2016	$3,014
2017	2,452
2018	891
Total minimum payments	$6,357

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

On March 31, 2014, the Company was named as a defendant in a lawsuit, CallWave Communications LLC (CallWave) v. 8x8, Inc. CallWave also sued Fonality Inc. on March 31, 2014, and previously had sued other companies including Verizon, Google, T-Mobile, and AT&T. The Company answered the complaint and filed counterclaims in response thereto. Thereafter, CallWave made numerous demands that 8x8 pay CallWave cash consideration for settling the suit. On April 21, 2015, the Company filed papers to present numerous counterclaims including patent misuse. On or about May 26, 2015, the parties concluded negotiations regarding CallWave's cash-payment demands and agreed to settle all claims in the suit (and potential future claims) under confidential terms which await finalization by filing dismissal papers with the Court. As part of the settlement, the Company agreed to pay CallWave in a manner which the Company recognized as general and administrative expense in the statements of income as of March 31, 2015, as the Company determined the settlement consideration to be commensurate with a loss contingency, and the amount was probable and estimable. At March 31, 2015, the Company accrued a loss contingency related to this litigation and to other patent-related issues in current other accrued liabilities in the consolidated balance sheets.

On December 31, 2014, the Company was named as a defendant in a lawsuit, Adaptive Data, LLC v. 8x8, Inc.  Adaptive Data, LLC also sued another 36 other defendants on December 31, 2014 and another 16 defendants on January 5, 2015 regarding the same patents asserted in our case. Service of process has not yet been effected on the Company.

On April 15, 2015, the Company was named as a defendant in a lawsuit, UrgenSync, LLC v. 8x8, Inc.  UrgenSync, LLC also sued another 14 other defendants on the same day regarding the same patent asserted in the complaint filed against 8x8.

On April 16, 2015, the Company was named as a defendant in a lawsuit, Slocumb Law Firm v. 8x8, Inc. The Slocumb Law Firm alleges that it purchased certain business services from the Company that did not perform as advertised or expected, asserts causes of actions for fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On May 7, 2015, the Company filed a motion with the Alabama Federal Court seeking an order compelling the Slocumb Law Firm to arbitrate its claims against the Company in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from the Company. No briefing schedule or hearing date for the motion has been set as of this time. Discovery has not yet commenced in the case. The Company intends to vigorously defend against Slocumb Law Firm's claims.

State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company.

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

8. STOCKHOLDERS' EQUITY

1996 Stock Plan

In June 1996, the Company's board of directors adopted the 1996 Stock Plan ("1996 Plan"). A total of 12,035,967 shares were reserved for issuance under the 1996 Plan prior to its expiration in June 2006. As of March, 31, 2015, there are no shares available for future grants under the 1996 Plan. The 1996 Plan provided for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted could not be less than the determined fair market value at the date of grant. Options generally vested over four years and had a ten-year term.

1996 Director Option Plan

The Company's 1996 Director Option Plan ("Director Plan") was adopted in June 1996 and became effective in July 1997. A total of 1,650,000 shares of common stock were reserved for issuance under the Director Plan prior to its expiration in June 2006. As of March 31, 2015 there are no shares available for future grants under the Director Plan. The Director Plan provided for both discretionary and periodic grants of nonstatutory stock options to non-employee directors of the Company (the "Outside Directors"). The exercise price per share of all options granted under the Director Plan was equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vested over a period of four years. Options granted to Outside Directors under the Director Plan had a ten year term, or shorter upon termination of an Outside Director's status as a director.

2006 Stock Plan

In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan").  The Company's stockholders subsequently adopted the 2006 Plan in September 2006, and the 2006 Plan became effective in October 2006.  The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan. As of March 31, 2015, 201,336 shares remained available for future grants under the 2006 Plan.  The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expires in May 2016.

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

2012 Equity Incentive Plan

In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan").  The Company's stockholders subsequently adopted the 2012 Plan in July 2012, and the 2012 Plan became effective in August 2012.  The Company reserved 4,100,000 shares of the Company's common stock for issuance under this plan. In August 2014, the 2012 Plan was amended to allow for an additional 6,800,000 shares reserved for issuance. As of March 31, 2015, 5,957,088 shares remained available under the 2012 Plan.  The 2012 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock and restricted stock units generally vest over four years and expire ten years after grant. The 2012 Plan expires in June 2022.

2013 New Employee Inducement Incentive Plan

In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan ("2013 Plan").  The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In November 2014, the 2013 Plan was amended to allow for an additional 1,200,000 shares reserved for issuance. As of March 31, 2015, 722,727 shares remained available for future grants under the 2013 Plan.  The 2013 Plan provides for granting nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Options, generally expire ten years after grant. The 2013 Plan expires in September 2023.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2015	2014	2013
Cost of service revenue	$692	$372	$211
Cost of product revenue	-	-	-
Research and development	1,495	967	428
Sales and marketing	3,748	2,217	1,363
General and administrative	3,412	4,039	632
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	9,347	7,595	2,634
Tax benefit	-	-	-
Stock based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$9,347	$7,595	$2,634

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans since March 31, 2012, is summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Shares	Per Share
Outstanding at March 31, 2012	6,034,335	$1.90
Granted	932,000	5.80
Exercised	(835,246)	1.49
Canceled/Forfeited	(139,545)	4.00
Outstanding at March 31, 2013	5,991,544	2.52
Granted	1,465,400	9.66
Exercised	(1,283,470)	2.75
Canceled/Forfeited	(171,092)	5.25
Outstanding at March 31, 2014	6,002,382	4.14
Granted	1,110,466	7.29
Exercised	(1,326,385)	1.87
Canceled/Forfeited	(458,556)	6.06
Outstanding at March 31, 2015	5,327,907	$5.19

Vested and expected to vest at March 31, 2015	5,327,907	$5.19
Exercisable at March 31, 2015	3,243,325	$3.35

Stock Purchase Right activity since March 31, 2012 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2012	966,400	$2.50	2.61
Granted	443,436	5.75
Vested	(367,017)	2.14
Forfeited	(84,244)	2.89
Balance at March 31, 2013	958,575	4.11	2.52
Granted	22,380	9.69
Vested	(392,844)	3.25
Forfeited	(98,484)	5.18
Balance at March 31, 2014	489,627	4.83	1.93
Granted	31,432	7.88
Vested	(223,360)	3.98
Forfeited	(73,864)	5.39
Balance at March 31, 2015	223,835	$5.92	1.50

Restricted Stock Unit activity since June 22, 2012 is summarized as follows:

		Weighted	Weighted Average
	Number of	Average Grant	Remaining Contractual
	Shares	Date Fair Value	Term (in Years)
Balance at June 22, 2012	-	$-
Granted	25,000	6.91
Vested	-	-
Forfeited	-	-
Balance at March 31, 2013	25,000	6.91	2.47
Granted	1,291,200	9.11
Vested	(133,000)	9.49
Forfeited	(48,344)	9.61
Balance at March 31, 2014	1,134,856	9.00	2.00
Granted	1,965,786	6.68
Vested	(187,788)	9.54
Forfeited	(214,168)	8.30
Balance at March 31, 2015	2,698,686	$7.33	1.88

Significant option groups outstanding at March 31, 2015 and related weighted average exercise price, contractual life, and aggregate intrinsic value information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.26	1,095,000	$1.11	2.9	$7,982,430	1,095,000	$1.11	$7,982,430
$ 1.27 to $ 3.92	1,067,933	$1.63	1.4	7,233,393	1,064,403	$1.62	7,214,201
$ 4.25 to $ 6.86	1,543,322	$6.10	8.2	3,543,355	622,739	$5.50	1,803,291
$ 7.52 to $ 9.74	1,471,652	$9.26	8.7	156,354	415,871	$9.62	1,083
$ 10.97 to $ 11.26	150,000	$11.11	8.8	-	45,312	$11.09	-
	5,327,907			$18,915,532	3,243,325		$17,001,005

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2015 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2015.

The total intrinsic value of options exercised in the years ended March 31, 2015, 2014 and 2013 was $8.1 million, $8.2 million and $3.3 million, respectively. As of March 31, 2015, there was $24.6 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.76 years.

Cash received from option exercises and purchases of shares under the Equity Compensation Plans for the years ended March 31, 2015, 2014 and 2013 were $4.5 million, $5.2 million and $2.4 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2015, 2014 and 2013 was $151,000, $142,000 and $49,000, respectively.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Employee Stock Purchase Plan in 2003 and reactivated the Employee Stock Purchase Plan in fiscal 2005. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2015, 2014 and 2013, 306,248, 282,062 and 301,303 shares, respectively, were issued under the Employee Stock Purchase Plan. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until 2017.

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

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2015	2014	2013
Expected volatility	61%	64%	70%
Expected dividend yield	-	-	-
Risk-free interest rate	1.4% to 1.9%	0.7% to 2.2%	0.5% to 0.8%
Weighted average expected option term	6.0 years	6.1 years	5.3 years

Weighted average fair value of options granted	$4.14	$5.70	$3.32

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2015	2014	2013
Expected volatility	49%	40%	40%
Expected dividend yield	-	-	-
Risk-free interest rate	0.12%	0.09%	0.14%
Weighted average expected rights term	0.80 years	0.75 years	0.75 years

Weighted average fair value of rights granted	$2.52	$2.83	$1.78

Stock Repurchases

In July 2014, the Company's board of directors authorized the Company to purchase up to $15.0 million of its common stock from time to time until July 22, 2015 (the "2014 Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. There was no remaining authorized repurchase amount at March 31, 2015.

In February, 2015 the Company's board of directors authorized the Company to purchase up to $20.0 million of its common stock from time to time until July 22, 2015 (the "2015 Repurchase Plan") with the same conditions as the 2014 Repurchase plan. The remaining authorized repurchase amount at March 31, 2015 was approximately $15.7 million.

The stock repurchase activity as of March 31, 2015 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased(1)
Repurchase of common stock
under 2014 Repurchase Plan	1,913,748	$7.82	$14,961,177
Repurchase of common stock
under 2015 Repurchase Plan	574,467	$7.38	4,239,216
Total	2,488,215		$19,200,393

(1) Amount excludes commission fees.

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to consolidated stockholders' equity during the period of repurchase.

In fiscal 2015, 2014 and 2013, the Company also withheld 15,053, 50,400, 73,751, respectively, shares related to tax withholdings on restricted stock awards with a total price of $0.1 million, $0.5 million, and $0.4 million, respectively.

9. INCOME TAXES

For the years ended March 31, 2015, 2014 and 2013, the Company recorded a provision for income taxes of approximately $2.8 million, $2.2 million and $9.4 million, respectively. The provision in each year was attributable to federal and state current and deferred taxes.  The components of the consolidated provision for income taxes for fiscal 2015, 2014 and 2013 consisted of the following (in thousands):

	March 31,
Current:	2015	2014	2013
Federal	$92	$-	$-
State	457	276	434
Foreign	1	-	-
Total current tax provision	550	276	434

Deferred
Federal	$2,602	$1,578	$7,185
State	(363)	365	1,780
Foreign	-	-	-
Total deferred tax provision	2,239	1,943	8,965
Income tax provision	$2,789	$2,219	$9,399

The Company's income from continuing operations before income taxes included $3.5 million, $0.8 million and $0 of foreign subsidiary loss for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
Current deferred tax assets	2015	2014
Net operating loss carryforwards	$2,179	$333
Inventory valuation	14	33
Reserves and allowances	2,394	1,791
Net current deferred tax assets	4,587	2,157

Net operating loss carryforwards	44,228	51,598
Research and development and other credit carryforwards	5,414	4,488
Fixed assets and intangibles	(1,705)	(2,819)
Net non-current deferred tax assets	47,937	53,267
Valuation allowance	(4,901)	(5,562)
Total	$47,623	$49,862

As of March 31, 2015 and 2014, management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. At March 31, 2015, management evaluated the need for a valuation allowance and determined that a valuation allowance of approximately $4.9 million was needed. At March 31, 2014, management evaluated the need for a valuation allowance and determined that a valuation allowance of approximately $5.6 million was needed. The net change in the valuation allowance for the years ended March 31, 2015 and 2014 was a decrease of $0.7 million and an increase of $2.5 million, respectively.

At March 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $142.8 million and $66.7 million, respectively, which expire at various dates between 2016 and 2035. The net operating loss carryforwards include approximately $30.9 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2015, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $3.3 million and $5.1 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2021 and 2035, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision for income taxes to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Tax provision at statutory rate	$1,599	$1,285	$7,768
State income taxes before valuation allowance,
net of federal effect	269	196	822
Research and development credits	(725)	(1,534)	(385)
Change in valuation allowance	(1,480)	1,264	1,038
Compensation/option differences	(331)	(264)	(207)
Non-deductible compensation	746	605	403
Acquisition costs	-	230	-
Expiring CA NOLs	1,484	240	-
Foreign loss not benefited	1,192	271	-
Other	35	(74)	(40)
Total income tax provision	$2,789	$2,219	$9,399

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

	Unrecognized Tax Benefits
	2015	2014	2013
Balance at beginning of year	$2,165	$3,024	$2,483
Gross increases - tax position in prior period	27	-	73
Gross decreases - tax position in prior period	-	(1,081)	-
Gross increases - tax positions related to the current year	228	222	468
Settlements	-	-	-
Lapse of statute of limitations	-	-	-
Balance at end of year	$2,420	$2,165	$3,024

At March 31, 2015, the company had a liability for unrecognized tax benefits of $2.4 million, all of which, if recognized, would decrease the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1996 through fiscal 2015 tax years generally remain subject to examination by federal and most state tax authorities.

The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2015, 2014 and 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

10. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. In January 2007, the Company reactivated the employer matching contribution. The matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The matching expense in 2015, 2014 and 2013 was $0.7 million, $0.4 million and $0.3 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

11. NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Years Ended March 31,
	2015	2014	2013
	(In Thousands, Except Per Share Amounts)
Numerator:
Income from continuing operations	$1,926	$1,598	$13,450
Income from discontinued operations, net
of income tax provision	-	916	489
Net income available to common stockholders	$1,926	$2,514	$13,939

Denominator:
Common shares	89,071	78,310	71,390

Denominator for basic calculation	89,071	78,310	71,390
Employee stock options	2,088	2,927	2,958
Employee restricted purchase rights	493	421	352
Denominator for diluted calculation	91,652	81,658	74,700

Income per share - continuing operations:
Basic	$0.02	$0.02	$0.19
Diluted	$0.02	$0.02	$0.18

Income per share - discontinued operations:
Basic	$0.00	$0.01	$0.01
Diluted	$0.00	$0.01	$0.01

Net income per share:
Basic	$0.02	$0.03	$0.20
Diluted	$0.02	$0.03	$0.19

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Years Ended March 31,
	2015	2014	2013
Common stock options	1,812	750	953
Stock purchase rights	57	18	16
	1,869	768	969

12. SEGMENT REPORTING

ASC 280, Segment Reporting, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company has one reportable operating segment. The Company's chief operating decision makers, the Chief Executive Officer, the Chief Financial Officer, and the Chief Technology Officer, evaluate performance of the Company and make decisions regarding allocation of resources based on total Company results.

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Years Ended March 31,
	2015	2014	2013
Americas (principally US)	92%	97%	99%
Europe	7%	2%	0%
Asia Pacific	1%	1%	1%
	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	March 31,
	2015	2014
North America	$8,348	$6,305
Europe	1,411	1,087
Asia-Pacific	489	319
	$10,248	$7,711

13. ACQUISITION

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

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

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

14. GAIN ON SETTLEMENT OF ESCROW CLAIM

In December 2013, the Company settled an escrow claim for indemnification with the sellers of Contactual, Inc. Under the terms of the settlement, the Company recorded a gain of $0.6 million in other income, net, in the consolidated statement of income during the year ended March 31, 2014. Under the terms of the Contactual merger agreement and the escrow agreement, each indemnifying seller paid his, her or its pro rata share of the obligations owed to the Company on January 29, 2014. Upon receipt of the cash on January 29, 2014, the Company released the remaining escrow account balance to the sellers of Contactual Inc.

15. PATENT SALE

In June 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for approximately $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third party purchaser. In August 2014 and February 2013, the third party entered into two separate license agreements with its customers; therefore, the Company earned an additional $1.0 million each under the patent purchase agreement for fiscal 2015 and 2013. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

16. DISCONTINUED OPERATIONS

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

The dedicated server hosting business has been reported as discontinued operations. The results of operations of these discontinued operations are as follows:

	Years Ended March 31,
	2015	2014	2013
Revenue	$-	$1,430	$3,828
Operating expense	-	922	3,005
Income before income taxes	-	508	823
Provision for income taxes	-	188	334
Income from discontinued operations	-	320	489
Gain on disposal of discontinued operations,
net of income tax provision of $456	-	596	-

17. SUBSEQUENT EVENT

On May 26, 2015, the Company, together with 8x8 UK Investments Limited, its wholly-owned subsidiary, entered into a share purchase agreement with the shareholders of DXI Limited, API Telecom Limited, Easycallnow Limited, and RAS Telecom Limited (collectively, "DXI"), for the purchase of the entire share capital of DXI. DXI provides SaaS for call center solution workflows. The total aggregate purchase price was approximately $25.5 million, consisting of $18.7 million in cash paid to DXI shareholders at closing, $3.8 million in cash deposited in escrow to be held for two years as security against indemnity claims made by the Company after the closing date, and $3.0 million in its common stock (approximately 353,000 shares). The Company funded the aggregate cash purchase price from our cash and investments.

18. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data amounts:

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2015	2014	2014	2014	2014	2013	2013	2013
Service revenue	$40,009	$37,802	$36,121	$34,276	$32,545	$29,737	$27,826	$26,499
Product revenue	3,521	3,570	3,477	3,637	3,241	3,008	2,989	2,752
Total revenue	43,530	41,372	39,598	37,913	35,786	32,745	30,815	29,251
Operating expenses:
Cost of service revenue	7,655	7,544	7,505	6,997	6,866	5,584	5,209	4,786
Cost of product revenue	4,173	3,959	3,762	3,969	3,999	4,041	3,783	3,347
Research and development	4,348	3,868	3,496	3,406	3,332	3,325	2,640	2,336
Sales and marketing	21,508	20,559	19,440	19,160	18,038	16,051	13,745	13,072
General and administrative	5,794	4,617	3,893	3,878	3,924	5,547	3,125	2,772
Gain on patent sale	-	-	(1,000)	-	-	-	-	-
Total operating expenses	43,478	40,547	37,096	37,410	36,159	34,548	28,502	26,313
Income (loss) from operations	52	825	2,502	503	(373)	(1,803)	2,313	2,938
Other income net	210	246	200	177	140	586	1	15
Income (loss) from continuing
operations before provision
(benefit) for income taxes	262	1,071	2,702	680	(233)	(1,217)	2,314	2,953
Provision (benefit) for
income taxes (1)	79	627	1,411	672	1,738	(1,306)	826	961
Income (loss) from continuing
operations	183	444	1,291	8	(1,971)	89	1,488	1,992
Income from discontinued
operations, net of income
tax provision	-	-	-	-	19	-	154	147
Gain on disposal of discontinued
operations, net of income tax
provision of $456	-	-	-	-	7	-	589	-
Net income (loss)	$183	$444	$1,291	$8	$(1,945)	$89	$2,231	$2,139

Income (loss) per share
continuing operations:
Basic	$0.00	$0.01	$0.01	$0.00	$(0.02)	$0.00	$0.02	$0.03
Diluted	$0.00	$0.01	$0.01	$0.00	$(0.02)	$0.00	$0.02	$0.03
Income per share
discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.01	$0.00
Net income (loss) per share:
Basic	$0.00	$0.01	$0.01	$0.00	$(0.02)	$0.00	$0.03	$0.03
Diluted	$0.00	$0.01	$0.01	$0.00	$(0.02)	$0.00	$0.03	$0.03
Shares used in per share calculations:
Basic	88,950	89,594	89,073	88,592	88,184	79,742	72,970	72,510
Diluted	91,266	91,974	91,615	91,445	88,184	83,182	76,232	75,756

(1)

Comparability affected by the decrease in fiscal 2015 and increase in fiscal 2014 in the valuation allowance related to the deferred tax asset which resulted in a decrease in fiscal 2015 and an increase in the provision for income taxes of $1.5 million and $1.3 million in the fourth quarter of fiscal 2015 and 2014, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of 8x8, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On May 26, 2015, we, together with 8x8 UK Investments Limited, our wholly-owned subsidiary, entered into a share purchase agreement with the shareholders of DXI Limited, API Telecom Limited, Easycallnow Limited and RAS Telecom Limited (collectively, "DXI") for the purchase of the entire share capital of DXI. The transaction closed effective May 29, 2015 and was not subject to regulatory approvals. The total aggregate purchase price was approximately $25.5 million, consisting of $18.7 million in cash paid to the DXI shareholders at closing, $3.8 million in cash deposited into escrow to be held for two years as security against indemnity claims made by us after the closing date, and $3.0 million in our common stock (approximately 353,000 shares). The shares of our common stock were issued only to former management shareholders of DXI and are subject to certain restrictions, including a four-year annual vesting requirement based on the continued employment of such shareholders. The shares are further subject to indemnity claims asserted by us prior to vesting. Vesting of the shares is subject to acceleration in the event of the shareholder's death or disability, or upon an employment termination without adequate cause, as provided in the share purchase agreement. The cash escrow also applies only to the management shareholders of DXI and is to be released in annual installments over two year. The share purchase agreement contains representations and warranties by the management shareholders that are customary in the UK for transactions of this size and nature. We also agreed to award restricted stock units worth approximately $371,000 to certain continuing employees of DXI.

DXI is an innovative solution provider in the contact center market. EasyContactNow, DXI's product, enables customers to easily try, buy, deploy, and adapt services without the complexity and constraints experienced with traditional systems. DXI's management team has 80 years of combined expertise in communication technology, which has helped the company build a solid business with demonstrated market traction- securing major global and regional customers, ranging from SMEs to global enterprises.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about July 23, 2015, which information is incorporated into this report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about July 23, 2015, which information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about July 23, 2015, which information is incorporated into this report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 5 STOCKHOLDERS' EQUITY."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about July 23, 2015, which information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on or about July 23, 2015, which information is incorporated into this report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The information required by this item is included in Item 8.

(a)(2) Financial Statement Schedules. See "Schedule II - Valuation of Qualifying Accounts" (below) within Item 15 of this report.

(a)(3) Exhibits. The documents listed on the Exhibit Index appearing in this Report are filed herewith or hereby incorporated by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance
	at	Additions		Balance
	Beginning	Charged to		at End
Description	of Year	Expenses	Deductions (a)	of Year
Total Allowance for Doubtful Accounts:
Year ended March 31, 2013:	$140	$639	$(452)	$327
Year ended March 31, 2014:	$327	$571	$(432)	$466
Year ended March 31, 2015:	$466	$279	$(329)	$416

(a) The deductions related to allowance for doubtful accounts represent accounts receivable which are written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 29, 2015.

8X8, INC.
By: /s/ VIKRAM VERMA Vikram Verma, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Vikram Verma and Mary Ellen Genovese, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ VIKRAM VERMA Vikram Verma	Chief Executive Officer (Principal Executive Officer)	May 29, 2015
/s/ MARY ELLEN GENOVESE Mary Ellen Genovese	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 29, 2015
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Technology Officer	May 29, 2015
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 29, 2015
/s/ ERIC SALZMAN Eric Salzman	Director	May 29, 2015
/s/ IAN POTTER Ian Potter	Director	May 29, 2015
/s/ JASWINDER PAL SINGH Jaswinder Pal Singh	Director	May 29, 2015
/s/ VLADIMIR JACIMOVIC Vladimir Jacimovic	Director	May 29, 2015

8X8, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1 (x)	Restated Certificate of Incorporation of Registrant, dated August 22, 2012
3.2 (a)	Bylaws of Registrant
10.1 (b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2 (c)*	Employment Agreement dated September 9, 2013 between the Company and Vikram Verma
10.3 (d)*	1996 Stock Plan, as amended, and form of Stock Option Agreement
10.4 (e)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement
10.5 (f)*	1996 Director Option Plan, as amended and Form of Director Option Agreement
10.5.1 (g)*	Form of Director Option Agreement for 1996 Director Option Plan
10.6 (h)	Employment Agreement dated September 9, 2013 between the Company and Darren Hakeman
10.7 (i)*	2006 Stock Plan, as amended
10.8 (j)*	Severance Agreement and General Release
10.9 (k)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan
10.10 (l)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan
10.11	Reserved
10.12 (m)	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC
10.13 (n)	Reserved
10.14 (o)	Reserved
10.15	Reserved
10.16(p)*	Annual Executive Incentive Plan.
10.17(q)*	Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.18(q)*	Form of Stock Option Agreement under the Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.19(r)*	Amended and Restated 2012 Equity Incentive Plan
10.20(s)*	Form of Stock Option Agreement under the Amended and Restated 2012 Equity Incentive Plan
10.21(s)*	Notice of Grant of Restricted Stock Unit Award and Agreement under the 2012 Equity Incentive Plan
10.22(t)*	Management Incentive Bonus Plan
10.23(u)	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan
10.24(u)	Form of Stock Option Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.25(u)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.23(v)	Share Purchase Agreement, dated November 11, 2013, by and among 8x8 UK Investments Limited and 8x8, Inc. and the material sellers and the material optionholders and Voicenet Solutions Limited
10.27(w)*	Employment Agreement dated October 6, 2014 between the Company and Mary Ellen Genovese
10.28*	Employment Agreement dated January 7, 2015 between the Company and Puneet Arora
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 83)
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________

* Indicates management contract or compensatory plan or arrangement.

**Filed herewith.

(a)	Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed October 23, 2013 (File No. 000-21783).
(b)	Incorporated by reference to the same numbered exhibits to the Registrant's Registration Statement on Form S-1 Commission (File No. 333-15627) as amended, declared effective July 1, 1997.
(c)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783).
(d)	Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(e)	Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137599).
(f)	Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).
(g)	Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(h)	Incorporated by reference to exhibit 10.6 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783)
(i)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(j)	Incorporated by reference to exhibit 10.8 to the Registrant's Form 8-K filed November 5, 2013 (File No. 000-21783)
(k)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).
(l)	Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(m)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 24, 2012 (File no. 000-21783).
(n)	Reserved
(o)	Reserved
(p)	Incorporated by reference to exhibit 10.15 to the Registrant's Form 10-Q filed July 22, 2011 (File No. 000-21783).
(q)	Incorporated by reference to exhibit 10.16 and 10.17 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).
(r)	Incorporated by reference to exhibit 10.19 to the Registrant's Form S-8 filed August 11, 2014 (File No. 333-198012).
(s)	Incorporated by reference to exhibit 10.20 and 10.21 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(t)	Incorporated by reference to exhibit 10.19 to the Registrant's Form 10-Q filed January 25, 2013 (File No. 000-21783).
(u)	Incorporated by reference to exhibit 10.23, 10.24 and 10.25 to the Registrant's Form S-8 filed September 10, 2013 (File No. 333-191080).
(v)	Incorporated by reference to exhibit 2.2 to the Registrant's Form 8-K filed November 13, 2013 (File no. 000-21783).
(w)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed October 22, 2014 (File no. 000-21783).
(x)	Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-K filed May 28, 2013 (File No. 000-21783).