Form 10-Q
period 2015-06-30
8X8 INC /DE/
filed 2015-08-03
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

      The number of shares of the Registrant's Common Stock outstanding as of July 27, 2015 was 88,598,106.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$29,298	$53,110
Short-term investments	127,668	123,984
Accounts receivable, net	8,041	6,642
Inventory	618	704
Deferred cost of goods sold	500	428
Deferred tax asset	3,978	4,454
Other current assets	4,034	2,274
Total current assets	174,137	191,596
Property and equipment, net	11,714	10,248
Intangible assets, net	28,510	12,260
Goodwill	48,039	36,887
Non-current deferred tax asset	43,169	43,169
Other assets	1,463	1,464
Total assets	$307,032	$295,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,736	$7,775
Accrued compensation	7,305	6,183
Accrued warranty	342	339
Accrued taxes	3,437	2,800
Deferred revenue	1,514	1,768
Other accrued liabilities	3,354	2,965
Total current liabilities	25,688	21,830

Non-current liabilities	4,709	1,352
Non-current deferred revenue	196	231
Total liabilities	30,593	23,413

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	88	88
Additional paid-in capital	382,241	378,971
Accumulated other comprehensive loss	(679)	(2,109)
Accumulated deficit	(105,211)	(104,739)
Total stockholders' equity	276,439	272,211
Total liabilities and stockholders' equity	$307,032	$295,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2015	2014
Service revenue	$44,168	$34,276
Product revenue	3,724	3,637
Total revenue	47,892	37,913

Operating expenses:
Cost of service revenue	8,459	6,997
Cost of product revenue	4,382	3,969
Research and development	5,080	3,406
Sales and marketing	23,824	19,160
General and administrative	6,068	3,878
Total operating expenses	47,813	37,410
Income from operations	79	503
Other income, net	234	177
Income from operations before provision for income taxes	313	680
Provision for income taxes	785	672
Net income (loss)	$(472)	$8

Net income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average number of shares:
Basic	88,233	88,592
Diluted	88,233	91,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2015	2014
Net income (loss)	$(472)	$8
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(48)	86
Foreign currency translation adjustment	1,478	453
Comprehensive income	$958	$547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(472)	$8
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	993	755
Amortization of intangible assets	546	567
Amortization of capitalized software	456	85
Net accretion of discount and amortization of
premium on marketable securities	236	192
Stock-based compensation	3,022	1,847
Deferred income tax provision	476	610
Other	74	9
Changes in assets and liabilities:
Accounts receivable, net	(612)	(402)
Inventory	88	47
Other current and noncurrent assets	(470)	(175)
Deferred cost of goods sold	(53)	157
Accounts payable	1,132	988
Accrued compensation	725	674
Accrued warranty	3	(41)
Accrued taxes and fees	492	128
Deferred revenue	(704)	(352)
Other current and noncurrent liabilities	(1,272)	(447)
Net cash provided by operating activities	4,660	4,650

Cash flows from investing activities:
Purchases of property and equipment	(1,073)	(1,026)
Purchase of businesses, net of cash acquired	(23,434)	-
Cost of capitalized software	(471)	-
Proceeds from maturity of investments	7,820	3,300
Sales of investments - available for sale	22,620	18,992
Purchase of investments - available for sale	(34,409)	(30,134)
Net cash used in investing activities	(28,947)	(8,868)

Cash flows from financing activities:
Capital lease payments	(54)	(46)
Repurchase of common stock	(25)	(48)
Proceeds from issuance of common stock under employee stock plans	336	170
Net cash provided by financing activities	257	76

Effect of exchange rate changes on cash	218	56
Net decrease in cash and cash equivalents	(23,812)	(4,086)

Cash and cash equivalents at the beginning of the period	53,110	59,159
Cash and cash equivalents at the end of the period	$29,298	$55,073

Supplemental cash flow information
Income taxes paid	$52	$85
Interest paid	6	1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

8x8, Inc. (8x8 or the Company) is a leading provider of VoIP (Voice over Internet Protocol) technology and SaaS (Software as a Service) communication solutions in the cloud for SMBs (Small and Midsize Business) and mid-market and distributed enterprises. The Company delivers a broad suite of SaaS services to in-office and mobile devices spanning cloud telephony, virtual contact center and virtual meeting through its proprietary unified SaaS platform.

The Company was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

BASIS OF PRESENTATION

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2016 refers to the fiscal year ended March 31, 2016).

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2015. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2015 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2015 and notes thereto included in the Company's fiscal 2015 Annual Report on Form 10-K.

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

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on May 29, 2015, and there have been no changes to the Company's significant accounting policies during the three months ended June 30, 2015, except as described in the "Recent Accounting Pronouncements" section below.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations in FASB ASU 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, the ASU requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. We adopted this pronouncement for our fiscal year beginning April 1, 2015, and there was no effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the International Accounting Standards Board (IASB) has issued International Financial Reporting Standards (IFRS) 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In July 2015, the FASB voted to delay the effective date of this standard until the first quarter of 2018. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents, and available-for-sale investments were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of June 30, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$12,466	-	$-	$12,466	$12,466	$-
Level 1:
Money market funds	16,832	-	-	16,832	16,832	-
Mutual funds	2,000	-	(139)	1,861	-	1,861
Subtotal	31,298	-	(139)	31,159	29,298	1,861
Level 2:
Commercial paper	9,783	2	(1)	9,784	-	9,784
Corporate debt	72,828	38	(29)	72,837	-	72,837
Municipal securities	6,471	2	(1)	6,472	-	6,472
Asset backed securities	23,427	5	(8)	23,424	-	23,424
Mortgage backed securities	5,000	1	(23)	4,978	-	4,978
Agency bond	7,509	2	(2)	7,509	-	7,509
International government securities	800	3	-	803	-	803
Subtotal	125,818	53	(64)	125,807	-	125,807
Total	$157,116	$53	$(203)	$156,966	$29,298	$127,668

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$24,734	$-	$-	$24,734	$24,734	$-
Level 1:
Money market funds	28,376	-	-	28,376	28,376	-
Mutual funds	2,000	-	(107)	1,893	-	1,893
Subtotal	55,110	-	(107)	55,003	53,110	1,893
Level 2:
Commercial paper	9,043	1	-	9,044	-	9,044
Corporate debt	75,284	57	(10)	75,331	-	75,331
Municipal securities	5,435	2	(1)	5,436	-	5,436
Asset backed securities	21,503	4	(5)	21,502	-	21,502
Mortgage backed securities	5,822	-	(52)	5,770	-	5,770
Agency bond	4,201	3	-	4,204	-	4,204
International government securities	800	4	-	804	-	804
Subtotal	122,088	71	(68)	122,091	-	122,091
Total	$177,198	$71	$(175)	$177,094	$53,110	$123,984

Contractual maturities of cash equivalents and investments as of June 30, 2015 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$68,976
Due after one year	58,692
Total	$127,668

3. BALANCE SHEET DETAIL
	June 30,	March 31,
	2015	2015
Inventory (in thousands)
Work-in-process	$11	$169
Finished goods	607	535
	$618	$704

4. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2015			March 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$21,840	$(2,978)	$18,862	$8,242	$(2,905)	$5,337
Customer relationships	10,554	(3,778)	6,776	9,686	(3,720)	5,966
Trade names/domains	2,522	-	2,522	957	-	957
In-process research and development	350	-	350	-	-	-
Total acquired identifiable
intangible assets	$35,266	$(6,756)	$28,510	$18,885	$(6,625)	$12,260

At June 30, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2016	$3,891
2017	4,714
2018	4,445
2019	4,192
2020	4,192
Thereafter	4,554
Total	$25,988

5. RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

In the first three months of fiscal 2016, the Company expensed all research and development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). At June 30, 2015 and March 31, 2015, total capitalized software development costs included in other long-term assets was approximately $0 and $1.0 million, respectively, and accumulated amortization costs related to capitalized software was approximately $0 and $0.5 million, respectively.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40). In the first three months of fiscal 2016, the Company capitalized $0.5 million in accordance with ASC 350-40, which is classified as other assets. No such costs were capitalized in the first three months of fiscal 2015. As of June 30, 2015, the Company capitalized $2.0 million in accordance with ASC 350-40, of which $1.2 million is classified as other assets, and $0.8 million is classified as property and equipment. As of March 31, 2015, the Company capitalized $1.5 million in accordance with ASC 350-40, of which $0.8 million is classified as property and equipment and $0.7 million is classified as long-term assets. At June 30, 2015, the projects had not yet been placed into service, and accordingly no amortization has been recognized.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of income (loss), were as follows (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Balance at beginning of period	$339	$660
Accruals for warranties	98	54
Settlements	(83)	(95)
Adjustments	(12)	-
Balance at end of period	$342	$619

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. The agreement requires a 150-day notice to terminate. At June 30, 2015, the total remaining obligation under the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2016 through 2018. At June 30, 2015, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2016	$2,231
2017	2,452
2018	891
Total minimum payments	$5,574

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

On February 22, 2011, the Company was named a defendant in, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware, along with 20 other defendants. On August 17, 2011, the suit was dismissed without prejudice as to the Company under Rule 21 of the Federal Rules of Civil Procedure. On August 17, 2011, Bear Creek Technologies, Inc. refiled its suit against the Company in the United States District Court for the District of Delaware. Further, on November 28, 2012, the U.S. Patent & Trademark Office initiated a Reexamination proceeding with a Reexamination Declaration explaining that there is a substantial new question of patentability, based on four separate grounds and affecting each claim of the patent which is the basis for the complaint filed against us.  On March 26, 2013, the USPTO issued a first Office Action in the Reexamination, with all claims of the '722 patent being rejected on each of the four separate grounds raised in the Request for Reexamination.  On July 10, 2013, the Company filed an informational pleading in support of and joining a motion to stay the proceeding in the District Court; the District Court granted the motion on July 17, 2013, based on the possibility that at least one of the USPTO rejections will be upheld and considering the USPTO's conclusion that Bear Creek's patent suffers from a defective claim for priority.  On March 24, 2014, the USPTO issued another Office Action in which the rejections of the claims were maintained.  On August 15, 2014, the USPTO issued a Right of Appeal Notice, as the USPTO maintained all rejections of the patent claims.  On September 15, 2014, Bear Creek Technologies, Inc. filed a Notice of Appeal of this decision with the Patent Trial and Appeal Board, and the USPTO's rejections are currently on appeal. By an order issued on May 5, 2015, the Court administratively closed this case with leave to reopen if further attention by the Court is required.

On March 31, 2014, the Company was named as a defendant in a lawsuit, CallWave Communications LLC (CallWave) v. 8x8, Inc. CallWave also sued Fonality Inc. on March 31, 2014, and previously had sued other companies including Verizon, Google, T-Mobile, and AT&T. The Company answered the complaint and filed counterclaims in response thereto. On April 21, 2015, the Company filed its answer and alleged a number of counterclaims including patent misuse. On or about May 26, 2015, the parties agreed to settle all claims in the suit, including, (but not necessarily limited to) a release and/or covenant not to sue by the plaintiff on future claims that 8x8 products infringe the CallWave patents alleged to have been infringed. The case was dismissed with prejudice on June 5, 2015.

On December 31, 2014, the Company was named as a defendant in a lawsuit, Adaptive Data, LLC v. 8x8, Inc., filed in the U.S. District Court for the District of Delaware. Adaptive Data, LLC also sued another 36 other defendants on December 31, 2014 and another 16 defendants on January 5, 2015 regarding the same patents asserted in our case. Service of process was never effected on the Company.  The Court issued a Notice of Voluntary Dismissal on January 23, 2015.

On April 15, 2015, the Company was named as a defendant in a lawsuit, UrgenSync, LLC v. 8x8, Inc., filed in the U.S. District Court for the E.D. of Texas. UrgenSync, LLC also sued another 14 other defendants on the same day regarding the same patent asserted in the complaint filed against 8x8.  The Court issued an Order of Voluntary Dismissal with Prejudice on June 18, 2015.

On April 16, 2015, the Company was named as a defendant in a lawsuit, Slocumb Law Firm v. 8x8, Inc., filed in the United States District Court for the Middle District of Alabama. The Slocumb Law Firm alleges that it purchased certain business services from the Company that did not perform as advertised or expected, and asserts various causes of actions including fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On June 30, 2015, the Court granted the Company's motion to stay the case and compel the Slocumb Law Firm to arbitrate its claims against the Company in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from the Company. The Company has not yet received a formal arbitration demand from the Slocumb Law Firm, nor has discovery commenced. The Company intends to vigorously defend against the Slocumb Law Firm's claims.

State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company.

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Cost of service revenue	$219	$115
Cost of product revenue	-	-
Research and development	531	314
Sales and marketing	1,197	744
General and administrative	1,075	674
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax	3,022	1,847

Tax benefit	-	-
Stock-based compensation expense related to employee
stock options and employee stock purchases, net of tax	$3,022	$1,847

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans for the three months ended June 30, 2015, is summarized as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at March 31, 2015	5,327,907	$5.19
Granted	229,000	8.66
Exercised	(88,048)	3.10
Canceled/Forfeited	(8,167)	6.78
Outstanding at June 30, 2015	5,460,692	$5.37

Vested and expected to vest at June 30, 2015	5,460,692	$5.37
Exercisable at June 30, 2015	3,316,717	$3.57

Stock Purchase Right activity for the three months ended June 30, 2015 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2015	223,835	$5.92	1.50
Granted	-	-
Vested	(28,760)	4.42
Forfeited	(1,875)	11.26
Balance at June 30, 2015	193,200	$6.09	1.31

Restricted Stock Unit activity for the three months ended June 30, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Term (in Years)
Balance at March 31, 2015	2,698,686	$7.33	1.88
Granted	543,147	8.85
Vested	(39,921)	7.86
Forfeited	(35,462)	8.63
Balance at June 30, 2015	3,166,450	$7.57	1.77

The following table summarizes stock options outstanding and exercisable at June 30, 2015:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.26	1,095,000	$1.11	2.6	$8,595,630	1,095,000	$1.11	$8,595,630
$ 1.27 to $ 4.32	1,166,033	$1.98	1.9	8,144,892	1,141,467	$1.93	8,029,723
$ 4.45 to $ 6.86	1,353,069	$6.33	8.3	3,558,963	544,405	$5.87	1,682,505
$ 7.52 to $ 9.70	1,272,022	$8.99	8.8	368,605	295,412	$9.54	2,925
$ 9.74 to $ 11.26	574,568	$10.10	8.3	-	240,433	$10.05	-
	5,460,692			$20,668,090	3,316,717		$18,310,783

As of June 30, 2015, there was $26.3 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.71 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	June 30,
	2015	2014
Expected volatility	53%	59%
Expected dividend yield	-	-
Risk-free interest rate	1.59%	1.53%
Weighted average expected option term	5.25 years	5.00 years

Weighted average fair value of options granted	$4.17	$4.01

Stock Repurchases

In February 2015, the Company's board of directors authorized the Company to purchase up to $20.0 million of its common stock from time to time until February 29, 2016 (the Repurchase Plan). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at June 30, 2015 was approximately $15.7 million. There were no stock repurchases made under the Repurchase Plan in the three months ended June 30, 2015.

The stock repurchase activity as of June 30, 2015 is summarized as follows:

	Shares	Weighted Average Price	Amount
	Repurchased	Per Share	Repurchased(1)
Repurchase of common stock
under 2015 Repurchase Plan	574,467	$7.38	$4,239,216
Total	574,467		$4,239,216

(1) Amount excludes commission fees.

8. INCOME TAXES

For the three months ended June 30, 2015, the Company recorded a provision for income taxes of $0.8 million, which was primarily attributable to income from operations. For the three months ended June 30, 2014, the Company recorded a provision for income taxes of $0.7 million which was primarily attributable to income from operations.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2015, there were $2.4 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate.  The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three-month period ended June 30, 2015, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1996 to fiscal 2015 may be subject to examination by the Internal Revenue Service, California and various other states. As of July 22, 2015, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2011 to 2015.

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2015	2014
Numerator:
Net income (loss) available to common stockholders	$(472)	$8

Denominator:
Common shares	88,233	88,592

Denominator for basic calculation	88,233	88,592
Employee stock options	-	2,480
Stock purchase rights	-	373
Denominator for diluted calculation	88,233	91,445

Net income (loss) per share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Employee stock options	2,447	1,370
Stock purchase rights	70	79
Total anti-dilutive employee stock-based securities	2,517	1,449

10. SEGMENT REPORTING

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

As of June 30, 2015, the Company has reclassified the presentation of the information regarding its reportable segments to reflect a change from one reportable segment in prior periods to two reportable segments, due to changes in reporting structure as a result of a business acquisition that occurred in the first fiscal quarter of 2016. The Company manages its operations primarily on a geographic basis. The Company's chief operating decision makers (CODMs) are the Chief Executive Officer, the Chief Financial Officer, and the Chief Technology Officer, who evaluate performance of the Company and make decisions regarding allocation of resources based on geographic results.   The Company's reportable operating segments are the Americas and Europe. The Americas segment is primarily North America. The Europe segment is primarily the United Kingdom. Each operating segment provides similar products and services.

The Company's CODMs evaluate the performance of its operating segments based on revenues and net income. Revenues are attributed to each segment based on the ordering location of the customer or ship to location. The Company allocates corporate overhead costs such as research and development, sales and marketing, general and administrative, amortization expense, stock-based compensation expense, and commitment and contingencies to the US segment. The Company did not allocate goodwill for each segment as the Company had not completed its analysis of assigning goodwill to its reporting units as of July 31, 2015.

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended
	June 30,
	2015	2014
Americas (principally US)	88%	91%
Europe	9%	8%
Asia-Pacific	3%	1%
	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	June 30,	March 31,
	2015	2015
Americas (principally US)	$8,280	$8,348
Europe	2,931	1,411
Asia-Pacific	503	489
Total	$11,714	$10,248

The following table provides financial information by operating segment for the three month period ending June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Americas (principally US):
Net Revenues	$43,588	$35,128
Net Income (loss)	$251	$803
Europe:
Net Revenues	$4,304	$2,785
Net Income (loss)	$(723)	$(795)

11. ACQUISITIONS

DXI Group Limited

On May 26, 2015, the Company entered into a share purchase agreement with the shareholders of DXI Limited, API Telecom Limited, Easycallnow Limited and RAS Telecom Limited (collectively, DXI) for the purchase of the entire share capital of DXI. The transaction closed effective May 29, 2015 and was not subject to regulatory approvals. The total aggregate purchase price was approximately $22.5 million, consisting of $18.7 million in cash paid to the DXI shareholders at closing, and $3.8 million in cash deposited into escrow to be held for two years as security against indemnity claims made by the Company after the closing date. Approximately 352,000 shares of common stock valued at approximately $3.0 million were issued only to former management shareholders of DXI as part of the share purchase agreement and are subject to certain restrictions, including a four-year annual vesting requirement based on the continued employment of such shareholders. Under ASC 805-10-55-25, Business Combinations, the shares are considered post acquisition compensation vs. consideration transferred. The value of the shares will be amortized over the vesting period of forty-eight months. The shares are further subject to indemnity claims asserted by the Company prior to vesting. Vesting of the shares is subject to acceleration in the event of the shareholder's death or disability, or upon an employment termination without adequate cause, as provided in the share purchase agreement. The cash escrow also applies only to the management shareholders of DXI and is to be released in annual installments over two years. The share purchase agreement contains representations and warranties by the management shareholders that are customary in the UK for transactions of this size and nature. The Company also awarded restricted stock units representing the right to receive approximately 53,000 shares of common stock that were valued at approximately $482,000 to certain continuing employees of DXI, which will be amortized as stock-based compensation over the requisite service period.

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite−lived intangible assets consist of the following: customer relationships, with an estimated weighted-average useful life of two and five years; and developed technology, with an estimated weighted-average useful life of seven years. The indefinite lived intangible asset consisted of a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using various income approach methods. Intangible assets are amortized on a straight-line basis.

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$1,318
Current assets	2,016
Property and equipment	1,453
Intangible assets	14,691
Total assets acquired	19,478
Liabilities assumed:
Current liabilities and non-current liabilities	(5,997)
Total liabilities assumed	(5,997)
Net identifiable assets acquired	13,481
Goodwill	9,071
Total consideration transferred	$22,552

None of the goodwill recognized is expected to be deductible for income tax purposes.

DXI contributed revenue of approximately $1.1 million and net income was not material for the period from the date of acquisition to June 30, 2015. Total acquisition related costs were approximately $0.8 million. The Company determined it is impractical to include pro forma information given the difficulty in obtaining the historical financial information of DXI. Inclusion of such information would require the Company to make estimates and assumptions regarding DXI's historical financial results that we believe may ultimately prove inaccurate.

Quality Software Corporation

On June 18, 2015, the Company entered into an asset purchase agreement with the shareholder of Quality Software Corporation (QSC) and other parties affiliated with the shareholder and QSC for the purchase of certain assets as per the purchase agreement. The total aggregate fair value of the consideration was approximately $2.9 million, which was paid in cash to the QSC shareholder at closing. As part of the aggregate purchases price, there is also $0.5 million in contingent consideration payable subject to attainment of certain revenue and product release milestones for the acquired business, and $0.3 million in cash held by the Company in escrow to be retained for two years as security against indemnity claims made by the Company after the closing date. The preliminary fair value of the contingent consideration and escrow amounts was $0.7 million at the acquisition date.

The Company recorded the acquired identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite−lived intangible assets consist of the following: customer relationships, with an estimated weighted-average useful life of five years; and developed technology, with an estimated weighted-average useful life of seven years. The indefinite lived intangible asset consisted of a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using various income approach methods. Intangible assets are amortized on a straight-line basis.

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Intangible assets	$1,675
Goodwill	1,214
Total consideration transferred	$2,889

The goodwill recognized is expected to be deductible for income tax purposes.

QSC's contributions to revenue and income for the period from the date of acquisition to June 30, 2015 was not material. Total acquisition related costs were approximately $0.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our cloud communications and collaboration services, the quality and reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, our ability to compete effectively in the hosted telecommunications and cloud-based computing services business, actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our need for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2015 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We are a leading provider of VoIP and SaaS communication solutions in the cloud for SMBs and mid-market and distributed enterprises. We deliver a broad suite of SaaS services including hosted cloud telephony, virtual contact center, and virtual meeting to in-office and mobile devices through our proprietary unified SaaS platform. Our integrated, "pure-cloud" services platform is based on internally owned and managed technologies and is uniquely positioned to serve mid-market and enterprise businesses making the shift to cloud based Unified Communications. We make a full set of unified communications capabilities including cloud telephony, contact center, video and web conferencing available from anywhere in the world. With 8x8 analytics and reporting, our customers have a robust suite of web based tools that provide enterprise-level analytics that can be used to make highly informed business decisions, whether employees are mobile via the mobile client or in-office using a softphone, or a desk phone. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of communications services. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2016 refers to the fiscal year ending March 31, 2016).

SUMMARY AND OUTLOOK

In the first quarter of fiscal 2016, our new monthly recurring revenue sold to mid-market customers and by channel sales teams increased 38% year-over-year reflecting strong demand for our services in our target market segment. Revenue from midmarket customers increased 40% year-over year and now represents 45% of our total service revenue. Average monthly service revenue per business customer increased 20% to a record $353, compared with $293 in the same period last year. Of the $353, DXI contributed $27 to our average monthly service revenue per customer. DXI revenues are primarily usage based. As such, revenues and average monthly service revenue per customer can fluctuate from quarter to quarter. The Company added more than 1,000 net new customers in our first fiscal quarter excluding customers from DXI.

In addition, we closed the acquisitions of DXI and QSC, which broaden our geographic footprint in the UK and Europe, expand our cloud communications portfolio, and add technical development talent in both London, England and Cluj, Romania. We also enhanced our contact center capabilities with focused R&D to deliver one of the most complete platform of cloud-based communications services available to midmarket and enterprise customers. Our ability to offer a broad range of cloud-based mission critical communications services is bringing us larger deals where we continue to displace incumbent, premises-based systems.

As we continue our focus on building a more profitable and sustaining midmarket customer base, one that contributes significantly greater lifetime value than the average small business customer, we are adding fewer one - five line business customers. We expect this trend to continue based on our continued focus on selling to larger businesses. As our average business customer size continues to grow, 8x8 management believes the net additional customer metric no longer correlates to our monthly recurring and top line revenue growth.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2015	2015	2014	2014	2014
Business customers average monthly
service revenue per customer (1)	$ 353	$ 320	$ 305	$ 299	$ 293
Monthly business service revenue churn (2)(3)	1.0%	0.5%	1.0%	0.9%	0.4%

Overall service margin	81%	81%	80%	79%	80%
Overall product margin	-18%	-19%	-11%	-8%	-9%
Overall gross margin	73%	73%	72%	72%	71%

_____________

(1)

Business customer average monthly service revenue per customer is service revenue from business customers in the period divided by the number of months in the period divided by the simple average number of business customers during the period.

(2)

Business customer service revenue churn is calculated by dividing the service revenue lost from business customers (after the expiration of 30-day trial) during the period by the simple average of business customer service revenue during the same period and dividing the result by the number of months in the period.

(3)	Excludes DXI business customer service revenue churn for the period ending June 30, 2015.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$44,168	$34,276	$9,892	28.9%
Percentage of total revenue	92.2%	90.4%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services, and royalties earned from cloud technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the first quarter of fiscal 2016 primarily due to a one-time $1.2 million accelerated technology license payment, an increase in our business customer subscriber base (net of customer churn) which includes customers acquired as part of the DXI and QSC acquisitions in the latter part of the quarter, and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $293 at June 30, 2014 to $353 for at June 30, 2015. We expect growth in the number of business customers and average monthly service revenue per customer to continue to grow in fiscal 2016.

	June 30,		Dollar	Percent
Product revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,724	$3,637	$87	2.4%
Percentage of total revenue	7.8%	9.6%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three months ended June 30, 2015 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2015 or 2014.

	June 30,		Dollar	Percent
Cost of service revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,459	$6,997	$1,462	20.9%
Percentage of service revenue	19.2%	20.4%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license and royalty expenses. Cost of service revenue for the three months ended June 30, 2015 increased over the comparable period in the prior fiscal year primarily due to costs associated with a one-time accelerated technology license payment of $0.4 million, a $0.3 million increase in payroll and related expenses, a $0.3 million increase in third party network services expenses, a $0.2 million increase in amortization expense, a $0.1 million increase in depreciation expense, and a $0.1 million increase in stock-based compensation cost.

	June 30,		Dollar	Percent
Cost of product revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,382	$3,969	$413	10.4%
Percentage of product revenue	117.7%	109.1%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended June 30, 2015 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The increase in negative margin is due to more discounting of equipment in the current period.

	June 30,		Dollar	Percent
Research and development	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,080	$3,406	$1,674	49.1%
Percentage of total revenue	10.6%	9.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three months ended June 30, 2015, we expensed all research and development costs as they were incurred in accordance with ASC 985-20. The research and development expenses for the three months ended June 30, 2015 increased over the comparable period in the prior fiscal year primarily due to a $1.2 million increase in payroll and related costs, a $0.2 million increase in stock-based compensation costs, a $0.1 million increase in consulting, temporary personnel, and outside service expenses, offset by a $0.5 million of consulting and outside services capitalized in accordance with ASC 350-40.

	June 30,		Dollar	Percent
Sales and marketing	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$23,824	$19,160	$4,664	24.3%
Percentage of total revenue	49.7%	50.5%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the first quarter of fiscal 2016 increased over the same quarter in the prior fiscal year primarily because of a $2.2 million increase in payroll and related costs, a $0.5 million increase in indirect channel commission expenses, a $0.4 million increase in temporary personnel, consulting and outside service expenses, a $0.4 increase in stock-based compensation costs, a $0.3 million increase in travel costs, and a $0.3 million increase in advertising expenses.

	June 30,		Dollar	Percent
General and administrative	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,068	$3,878	$2,190	56.5%
Percentage of total revenue	12.7%	10.2%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the first quarter of fiscal 2016 increased over the same quarter in the prior fiscal year primarily because of a $0.6 million increase in legal fees, which are primarily related to our business acquisition costs, a $0.5 million increase in payroll and related costs, a $0.4 million increase in stock-based compensation costs, and a $0.2 million increase in temporary personnel, consulting and outside service expenses. Increases in legal fees and consulting expenses were primarily due to acquisition activities during the quarter.

	June 30,		Dollar	Percent
Other income, net	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$234	$177	$57	32.2%
Percentage of total revenue	0.5%	0.5%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2016 and 2015.

	June 30,		Dollar	Percent
Provision for income tax	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$785	$672	$113	16.8%
Percentage of income
before provision for income taxes	250.8%	98.8%

For the three months ended June 30, 2015, we recorded a provision for income taxes of $0.8 million, all of which related to net income (loss) from operations. For the three months ended June 30, 2014, we recorded a provision for income taxes of $0.7 million, all of which related to net income from operations.

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

The increase in the effective tax rate for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily attributable to net operating losses incurred by our UK subsidiaries not currently tax deductible for US purposes, and various one-time discrete tax items occurring in the current quarter.

Liquidity and Capital Resources

As of June 30, 2015, we had approximately $157.0 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2015 was approximately $4.7 million, compared with $4.7 million for the three months ended June 30, 2014. Cash provided by operating activities has historically been affected by the amount of net income (loss), sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was approximately $28.9 million during the three months ended June 30, 2015. We spent approximately $1.1 million on the purchase of property and equipment, we spent approximately $23.4 million on acquisitions of two businesses, and we purchased approximately $4.0 million of short term investments, net of sales and maturities of short term investments. The net cash used in investing activities for the three months ended June 30, 2014 was $8.9 million during which purchased approximately $7.8 million of short term investments, net of sales and maturities of short term investments, and we spent approximately $1.0 million on the purchase of property and equipment.

Net cash provided by financing activities for the three months ended June 30, 2015 were approximately $0.3 million, which was primarily due from cash received from the issuance of common stock under our employee stock purchase plan. Our financing activities for the three months ended June 30, 2014 were not material.

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2015 totaled $0.5 million with accumulated amortization of $0.3 million.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. At June 30, 2015, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At June 30, 2015, future minimum annual payments under these third party network service contracts were $2.2 million in fiscal 2016, $2.5 million for fiscal 2017, and $0.9 million for fiscal 2018.

We lease our UK headquarters in Aylesbury UK under operating lease agreements that expires in March 2017. The lease was amended in September 2014 for additional space.  The lease has a base monthly rent of approximately $8,800, and requires us to pay property taxes, service charges, utilities and normal maintenance costs. We also lease office space in London UK under an operating lease agreement that expires in April 2019. The lease has a base monthly rent of approximately $7,100 until March 2016, rising to approximately $7,300 thereafter.

We lease additional spaces in London UK for our DXI location under operating leases that expire through October 2016. The lease has a base monthly rent of approximately $18,200, and requires us to pay service charges and normal maintenance costs.

DXI has entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2015 totaled $1.9 million with accumulated amortization of $0.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Disclosure Controls) that are designed to ensure that information we are required to disclose in reports filed or submitted under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 6".

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2015, which we filed with the Securities and Exchange Commission on May 29, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2015, we issued a total of 352,044 shares of our common stock to certain shareholders of DXI Limited as partial consideration in connection with our acquisition of all of the outstanding shares of DXI Limited and several affiliated entities.  The shares are subject to a right of repurchase in our favor at a nominal purchase price upon the termination of the recipient's employment or other association with us.  This right of repurchase lapses over a four-year period, with one-fourth of such shares being released on each anniversary of the original issuance date, subject to the recipient's continuing employment or other association with us.

The shares were issued pursuant to Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended.  The purchasers to whom we offered and sold the shares were residents of the United Kingdom, the offer and sale of such shares were made outside of the United States and we did not conduct any directed selling efforts in the United States.

ITEM 5. OTHER INFORMATION

On July 21, 2015, our board of directors approved the equity-based and cash compensation described below for our non-employee directors for the year beginning with our 2015 Annual Meeting of Stockholders.   The board's compensation decisions were based on data and analysis from a study of director compensation prepared by Compensia, our compensation committee's independent compensation consultant, initiated in May 2015.

As equity-based compensation, our non-employee directors receive the following awards:

  upon a new director's election or appointment to our board, (a) an initial award of RSUs equal in value to $100,000, vesting in equal annual installments over two years, plus (b) an award of RSUs equal in value to a pro rata portion of $175,000 (depending on the length of service until the next annual meeting), vesting in full after one year, with vesting in each case subject to the director's continued service on our board; and
  upon the director's re-election to our board, an award of RSUs equal in value to $175,000, vesting in full after one year, subject to the director's continued service on our board.

 As cash compensation, non-employee directors receive the following amounts:

  annual payment of $40,000 for service on our board;
  annual payment for service as a committee member in the amount of $12,500 for the Audit Committee, $7,500 for the Compensation Committee and $5,000 for the Nominating Committee;
  annual payment for service as the chairman of a committee in the amount of $25,000 for the Audit Committee, $15,000 for the Compensation Committee and $10,000 for the Nominating Committee; and
  annual payment of $35,000 to our lead director for service on our board.

Total compensation for each non-employee director upon re-election this year is less than what was paid last year, with the value of the equity-based compensation less than what was paid last year and the cash compensation substantially the same as what was paid last year (based on attendance at board and committee meetings).

ITEM 6. EXHIBITS

Exhibit Number	Description
3.2	Change-in-Control and Severance Policy
10.2	Amendment of Employment Agreement between the Company and Vikram Verma dated June 23, 2015
10.3	Form of Indemnification Agreement for directors and certain officers
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2015

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)