Form 10-Q
period 2015-09-30
8X8 INC /DE/
filed 2015-10-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

      The number of shares of the Registrant's Common Stock outstanding as of October 23, 2015 was 89,285,628.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$28,795	$53,110
Short-term investments	120,352	123,984
Accounts receivable, net	10,135	6,642
Inventory	879	704
Deferred cost of goods sold	510	428
Deferred tax asset	3,678	4,454
Other current assets	4,323	2,274
Total current assets	168,672	191,596
Property and equipment, net	11,310	10,248
Intangible assets, net	25,083	12,260
Goodwill	48,695	36,887
Non-current deferred tax asset	43,169	43,169
Other assets	1,687	1,464
Total assets	$298,616	$295,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,852	$7,775
Accrued compensation	7,784	6,183
Accrued warranty	325	339
Accrued taxes	3,819	2,800
Deferred revenue	1,589	1,768
Other accrued liabilities	3,313	2,965
Total current liabilities	26,682	21,830

Non-current liabilities	4,046	1,352
Non-current deferred revenue	177	231
Total liabilities	30,905	23,413

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	87	88
Additional paid-in capital	376,844	378,971
Accumulated other comprehensive loss	(2,117)	(2,109)
Accumulated deficit	(107,103)	(104,739)
Total stockholders' equity	267,711	272,211
Total liabilities and stockholders' equity	$298,616	$295,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service revenue	$46,951	$36,121	$91,119	$70,397
Product revenue	3,991	3,477	7,715	7,114
Total revenue	50,942	39,598	98,834	77,511

Operating expenses:
Cost of service revenue	9,186	7,505	17,645	14,502
Cost of product revenue	4,596	3,762	8,978	7,731
Research and development	6,446	3,496	11,526	6,902
Sales and marketing	26,730	19,440	50,554	38,600
General and administrative	5,657	3,893	11,725	7,771
Gain on patent sale	-	(1,000)	-	(1,000)
Total operating expenses	52,615	37,096	100,428	74,506
Income (loss) from operations	(1,673)	2,502	(1,594)	3,005
Other income, net	204	200	438	377
Income (loss) before provision for income taxes	(1,469)	2,702	(1,156)	3,382
Provision for income taxes	423	1,411	1,208	2,083
Net income (loss)	$(1,892)	$1,291	$(2,364)	$1,299

Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.03)	$0.01
Diluted	$(0.02)	$0.01	$(0.03)	$0.01
Weighted average number of shares:
Basic	88,557	89,073	88,397	88,861
Diluted	88,557	91,615	88,397	91,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(1,892)	$1,291	$(2,364)	$1,299
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on investments in securities	(29)	(51)	(76)	35
Foreign currency translation adjustment	(1,409)	(944)	68	(491)
Comprehensive (loss) income	$(3,330)	$296	$(2,372)	$843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,364)	$1,299
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	2,275	1,576
Amortization of intangible assets	1,563	1,133
Amortization of capitalized software	456	170
Net accretion of discount and amortization of premium on marketable securities	435	428
Stock-based compensation	6,539	3,855
Deferred income tax provision	687	2,002
Other	248	115
Changes in assets and liabilities:
Accounts receivable, net	(2,976)	(1,883)
Inventory	(200)	29
Other current and noncurrent assets	(794)	(608)
Deferred cost of goods sold	(77)	(340)
Accounts payable	1,006	980
Accrued compensation	1,234	918
Accrued warranty	(14)	(122)
Accrued taxes and fees	891	249
Deferred revenue	(621)	(564)
Other current and noncurrent liabilities	(1,173)	(607)
Net cash provided by operating activities	7,115	8,630

Cash flows from investing activities:
Purchases of property and equipment	(2,118)	(2,553)
Purchase of businesses, net of cash acquired	(23,434)	-
Cost of capitalized software	(708)	(181)
Proceeds from maturity of investments	24,106	21,600
Sales of investments - available for sale	31,299	25,537
Purchases of investments - available for sale	(52,286)	(57,854)
Net cash used in investing activities	(23,141)	(13,451)

Cash flows from financing activities:
Capital lease payments	(200)	(81)
Payment of contingent consideration	(150)	-
Repurchase of common stock	(10,133)	(80)
Proceeds from issuance of common stock under employee stock plans	2,076	1,699
Net cash (used in) provided by financing activities	(8,407)	1,538

Effect of exchange rate changes on cash	118	172
Net decrease in cash and cash equivalents	(24,315)	(3,111)

Cash and cash equivalents at the beginning of the period	53,110	59,159
Cash and cash equivalents at the end of the period	$28,795	$56,048

Supplemental cash flow information
Income taxes paid	$299	$93
Interest paid	17	16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

8x8, Inc. ("8x8" or the "Company") is a leading provider of VoIP (Voice over Internet Protocol) technology and SaaS (Software as a service) communication solutions in the cloud for SMBs (Small and Midsize Business) and mid-market and distributed enterprises. The Company delivers a broad suite of SaaS services to in-office and mobile devices spanning cloud telephony, virtual contact center and virtual meeting through its proprietary unified SaaS platform.

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

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on May 29, 2015, and there have been no changes to the Company's significant accounting policies during the three months ended September 30, 2015, except as described in the "Recent Accounting Pronouncements" section below and Note 10, "Segment Reporting".

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations in FASB ASU 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, the ASU requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. The accounting update is effective for annual periods beginning on or after December 15, 2014. We adopted this pronouncement for our fiscal year beginning April 1, 2015, and there was no effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, (Topic 330), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for public companies on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Topic 805 requires an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendment requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash, cash equivalents, available-for-sale investments and fair value measurements were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of September 30, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$4,435	$-	$-	$4,435	$4,435	$-
Level 1:
Money market funds	24,360	-	-	24,360	24,360	-
Mutual funds	2,000	-	(162)	1,838	-	1,838
Subtotal	30,795	-	(162)	30,633	28,795	1,838
Level 2:
Commercial paper	8,787	1	-	8,788	-	8,788
Corporate debt	68,702	24	(42)	68,684	-	68,684
Municipal securities	7,762	3	(1)	7,764	-	7,764
Asset backed securities	21,881	7	(5)	21,883	-	21,883
Mortgage backed securities	2,891	-	(9)	2,882	-	2,882
Agency bond	7,508	5	(2)	7,511	-	7,511
International government securities	1,001	1	-	1,002	-	1,002
Subtotal	118,532	41	(59)	118,514	-	118,514
Total assets	$149,327	$41	$(221)	$149,147	$28,795	$120,352
Level 3:
Contingent consideration	$-	$-	$-	$241	$-	$-
Total liabilities	$-	$-	$-	$241	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$24,734	$-	$-	$24,734	$24,734	$-
Level 1:
Money market funds	28,376	-	-	28,376	28,376	-
Mutual funds	2,000	-	(107)	1,893	-	1,893
Subtotal	55,110	-	(107)	55,003	53,110	1,893
Level 2:
Commercial paper	9,043	1	-	9,044	-	9,044
Corporate debt	75,284	57	(10)	75,331	-	75,331
Municipal securities	5,435	2	(1)	5,436	-	5,436
Asset backed securities	21,503	4	(5)	21,502	-	21,502
Mortgage backed securities	5,822	-	(52)	5,770	-	5,770
Agency bond	4,201	3	-	4,204	-	4,204
International government securities	800	4	-	804	-	804
Subtotal	122,088	71	(68)	122,091	-	122,091
Total	$177,198	$71	$(175)	$177,094	$53,110	$123,984

Contractual maturities of investments as of September 30, 2015 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$63,313
Due after one year	57,039
Total	$120,352

The Company's contingent consideration liability, included in other accrued liabilities and non-current liabilities on the consolidated balance sheets, was associated with the QSC acquisition made in the first quarter of fiscal 2016. The liability was measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract milestones be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the milestones to evaluate the fair value of the liability. As such, the contingent consideration is classified within Level 3 as described below.

The item classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liability related to the DXI acquisition, was valued based on an estimate of the probability of success of the milestones being achieved. The table below presents a rollforward of the contingent consideration liability valued using a Level 3 input (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$391	$-	$-	$-
Purchase price contingent consideration	-	-	391	-
Contingent consideration payments	(150)	-	(150)	-
Balance at end of period	$241	$-	$241	$-

3. BALANCE SHEET DETAIL
	September 30,	March 31,
	2015	2015
Inventory (in thousands)
Work-in-process	$283	$169
Finished goods	596	535
Total	$879	$704

4. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2015			March 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$19,596	$(3,739)	$15,857	$8,242	$(2,905)	$5,337
Customer relationships	10,297	(4,143)	6,154	9,686	(3,720)	5,966
Trade names/domains	2,472	-	2,472	957	-	957
In-process research and development	600	-	600	-	-	-
Total acquired identifiable
intangible assets	$32,965	$(7,882)	$25,083	$18,885	$(6,625)	$12,260

At September 30, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2016	$2,004
2017	4,000
2018	3,728
2019	3,478
2020	3,478
Thereafter	5,323
Total	$22,011

5. RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

In the first six months of fiscal 2016, the Company expensed all research and development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). At September 30, 2015 and March 31, 2015, total capitalized software development costs included in other long-term assets were approximately $0 and $1.0 million, respectively, and accumulated amortization costs related to capitalized software were approximately $0 and $0.5 million, respectively.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40). In the first six months of fiscal 2016, the Company capitalized $0.7 million of software development costs in accordance with ASC 350-40, which were classified as long-term assets. At September 30, 2015, the Company had capitalized $2.4 million of software development costs in accordance with ASC 350-40, of which $1.4 million have been classified as long-term assets, and $1.0 million have been classified as property and equipment. As of March 31, 2015, the Company capitalized $1.5 million in accordance with ASC 350-40, of which $0.8 million has been classified as property and equipment and $0.7 million has been classified as long-term assets. In the first six months of fiscal 2015 and as of September 30, 2014, the Company capitalized $0.5 million in accordance with ASC 350-40, of which $0.2 million were classified as other long-term assets, and $0.3 million were classified as property and equipment. At September 30, 2015 and March 31, 2015, accumulated amortization costs related to capitalized software were approximately $0.1 million and $0, respectively.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$342	$619	$339	$660
Accruals for warranties	77	15	175	68
Settlements	(70)	(96)	(153)	(190)
Adjustments	(24)	-	(36)	-
Balance at end of period	$325	$538	$325	$538

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. The agreement requires a 150-day notice to terminate. At September 30, 2015, the total remaining obligation under the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company has entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2016 through 2018. At September 30, 2015, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2016	$1,448
2017	2,452
2018	891
Total minimum payments	$4,791

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

On February 22, 2011, the Company was named a defendant in Bear Creek Technologies, Inc. ("BCT") v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware ("the Court"), along with 20 other defendants. In August 2011, the suit was dismissed without prejudice and then was refiled against the Company before the same Court. On November 28, 2012, the USPTO initiated and has since maintained a Reexamination Proceeding in which the claims of the patent (asserted against the Company) were rejected as being invalid based on four separate grounds.  In response to the USPTO invalidity rejections, the Company filed an informational pleading (on July 10, 2013) to join a motion to stay the proceeding in the District Court, which this motion was granted on July 17, 2013.  On May 5, 2015, the Court administratively closed this case with leave to reopen if needed. The Reexamination Proceeding has been on appeal since September 15, 2014. A hearing on this appeal is scheduled for November 10, 2015.

In the U.S. District Court for the District of Delaware, Adaptive Data, LLC sued the Company along with 51 other companies by way of patent infringement complaints filed on December 31, 2014 and on January 5, 2015. The complaint naming the Company (filed December 31, 2014) was never served.  Each of these cases was dismissed within several months. The case against the Company was dismissed pursuant to the Court's Notice of Voluntary Dismissal (without prejudice), dated January 23, 2015.

On April 16, 2015, the Company was named as a defendant in a lawsuit, Slocumb Law Firm v. 8x8, Inc., filed in the United States District Court for the Middle District of Alabama. The Slocumb Law Firm alleges that it purchased certain business services from the Company that did not perform as advertised or expected, and asserts various causes of actions including fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On June 10, 2015, the United States Magistrate Judge issued a Report and Recommendation that the Court grant the Company's motion to stay the case and compel the Slocumb Law Firm to arbitrate its claims against the Company in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from the Company.  The Company has not yet received a formal arbitration demand from the Slocumb Law Firm, nor has discovery commenced. The Company intends to vigorously defend against Slocumb Law Firm's claims.

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

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of service revenue	$263	$160	$482	$275
Cost of product revenue	-	-	-	-
Research and development	726	315	1,257	629
Sales and marketing	1,422	910	2,619	1,654
General and administrative	1,106	623	2,181	1,297
Total stock-based compensation expense
related to employee stock options and
employee stock purchases, pre-tax	3,517	2,008	6,539	3,855

Tax benefit	-	-	-	-
Stock-based compensation expense
related to employee stock options and
employee stock purchases, net of tax	$3,517	$2,008	$6,539	$3,855

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans for the six months ended September 30, 2015, is summarized as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at March 31, 2015	5,327,907	$5.19
Granted	640,504	8.36
Exercised	(429,924)	2.06
Canceled/Forfeited	(8,167)	6.78
Outstanding at September 30, 2015	5,530,320	$5.80

Vested and expected to vest at September 30, 2015	5,530,320	$5.80
Exercisable at September 30, 2015	3,166,470	$4.02

Stock Purchase Right activity for the six months ended September 30, 2015, is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2015	223,835	$5.92	1.50
Granted	-	-
Vested	(97,119)	5.30
Forfeited	(6,125)	7.34
Balance at September 30, 2015	120,591	$6.35	1.23

Restricted Stock Unit activity for the six months ended September 30, 2015, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Term (in Years)
Balance at March 31, 2015	2,698,686	$7.33	1.88
Granted	2,288,642	8.57
Vested	(166,692)	8.86
Forfeited	(79,757)	8.18
Balance at September 30, 2015	4,740,879	$7.86	1.89

The following table summarizes stock options outstanding and exercisable at September 30, 2015:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.27	1,303,775	$1.14	2.2	$9,301,445	1,303,775	$1.14	$9,301,445
$ 1.33 to $ 5.87	1,241,055	$4.03	4.8	5,265,678	1,096,699	$3.81	4,894,609
$ 6.86 to $ 8.15	1,338,508	$7.38	9.3	1,192,736	154,763	$7.00	196,205
$ 8.54 to $ 9.74	1,496,982	$9.39	8.4	-	547,171	$9.63	-
$ 10.97 to $ 11.26	150,000	$11.11	8.3	-	64,062	$11.10	-
	5,530,320			$15,759,859	3,166,470		$14,392,259

As of September 30, 2015, there was $38.1 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.67 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected volatility	53%	58%	53%	58%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.59%	1.74%	1.59%	1.72%
Weighted average expected option term	5.57 years	5.30 years	5.46 years	5.20 years

Weighted average fair value of options granted	$4.00	$3.90	$4.06	$3.91

The estimated fair value of options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected volatility	45%	46%	45%	46%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.30%	0.09%	0.30%	0.09%
Weighted average expected ESPP option term	0.75 years	0.75 years	0.75 years	0.75 years

Weighted average fair value of
ESPP options granted	$2.78	$2.46	$2.78	$2.46

As of September 30, 2015, there were approximately $0.6 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

Performance Stock Units

During the three months ended September 30, 2015, the Company issued restricted performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service. These PSUs vest (1) 50% on September 22, 2017 and (2) 50% on September 27, 2018, in each case subject to performance of the Company's common stock relative to the Russell 2000 Index during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR) for each 1% of positive or negative relative TSR, and the number of shares earned will increase or decrease by 2% of the target numbers. In the event 8x8's common stock performance is below negative 30%, relative to the benchmark, no shares will be issued.

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

Stock Repurchases

In February 2015, the Company's board of directors authorized the Company to purchase up to $20.0 million of its common stock from time to time until February 29, 2016 (the "Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. The remaining authorized repurchase amount at September 30, 2015 was approximately $5.1 million.

The stock repurchase activity for the three months ended and as of September 30, 2015, is summarized as follows:

	Shares	Weighted Average	Amount
	Repurchased	Per Share	Repurchased(1)
Balance as of June 30, 2015	574,467	$7.38	$4,239,216
Purchase of common stock under Repurchase Plan	1,326,294	8.01	10,619,707
Balance as of September 30, 2015	1,900,761	$7.82	$14,858,923

(1) Amount excludes commission fees.

8. INCOME TAXES

For the three months ended September 30, 2015, the Company recorded a provision for income taxes of $0.4 million, which was primarily attributable to income from domestic operations. For the three months ended September 30, 2014, the Company recorded a provision for income taxes of $1.4 million.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense. At March 31, 2015, there were $2.4 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate.  The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three-month period ended September 30, 2015, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1996 to fiscal 2015 may be subject to examination by the Internal Revenue Service, California and various other states. As of October 22, 2015, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2011 to 2015.

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common stockholders	$(1,892)	$1,291	$(2,364)	$1,299

Denominator:
Common shares	88,557	89,073	88,397	88,861

Denominator for basic calculation	88,557	89,073	88,397	88,861
Employee stock options	-	2,187	-	2,335
Stock purchase rights	-	355	-	372
Denominator for diluted calculation	88,557	91,615	88,397	91,568

Net income (loss) per share
Basic	$(0.02)	$0.01	$(0.03)	$0.01
Diluted	$(0.02)	$0.01	$(0.03)	$0.01

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee stock options	2,640	1,422	2,544	1,396
Stock purchase rights	262	62	157	60
Total anti-dilutive employee stock-based securities	2,902	1,484	2,701	1,456

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

The Company manages its operations primarily on a geographic basis. The Chief Executive Officer, the Chief Financial Officer, and the Chief Technology Officer, evaluate performance of the Company and make decisions regarding allocation of resources based on geographic results.   The Company's reportable operating segments are the Americas and Europe. The Americas segment is primarily North America. The Europe segment is primarily the United Kingdom. Each operating segment provides similar products and services.

The Company's CODMs evaluate the performance of its operating segments based on revenues and net income. Revenues are attributed to each segment based on the ordering location of the customer or ship to location. The Company does not allocate research and development, sales and marketing, general and administrative, amortization expense, stock-based compensation expense, and commitment and contingencies for each segment as management does not consider this information in its evaluation of the performance of each operating segment. The Company did not allocate goodwill for each segment as the Company had not completed its analysis of assigning goodwill to its reporting units as of October 27, 2015.

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Americas (principally US)	86%	92%	87%	92%
Europe	14%	7%	11%	7%
Asia Pacific	0%	1%	2%	1%
	100%	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	September 30,	March 31,
	2015	2015
Americas (principally US)	$8,237	$8,348
Europe	2,634	1,411
Asia-Pacific	439	489
Total	$11,310	$10,248

The following table provides financial information by operating segment (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Americas (principally US):
Net Revenue	$44,086	$36,770	$87,674	$71,898
Net Income	$15	$2,200	$266	$3,002
Europe:
Net Revenue	$6,856	$2,828	$11,160	$5,613
Net Loss	$(1,907)	$(909)	$(2,630)	$(1,703)

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

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite-lived intangible assets consist of the following: customer relationships, with an estimated weighted-average useful life of two and five years; and developed technology, with an estimated weighted-average useful life of seven years. The indefinite lived intangible asset consisted of a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using various income approach methods. Intangible assets are amortized on a straight-line basis. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, and residual goodwill.

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Cash	$1,318
Current assets	2,016
Property and equipment	1,453
Intangible assets	13,374
Total assets acquired	18,161
Liabilities assumed:
Current liabilities and non-current liabilities	(5,734)
Total liabilities assumed	(5,734)
Net identifiable assets acquired	12,427
Goodwill	10,125
Total consideration transferred	$22,552

None of the goodwill recognized is expected to be deductible for income tax purposes.

DXI contributed revenue of approximately $4.5 million and $1.0 million net loss for the period from the date of acquisition to September 30, 2015. Total acquisition related costs were approximately $0.9 million. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of DXI. Inclusion of such information would require the Company to make estimates and assumptions regarding DXI's historical financial results that the Company believes may ultimately prove inaccurate.

In the second quarter of fiscal 2016, the Company updated its analysis of the valuation of the assets and liabilities acquired, which resulted in an increase of approximately $1.1 million to goodwill, a decrease in intangible assets of approximately $1.3 million, and a decrease to current and non-current liabilities of $0.2 million, compared with the preliminary estimates recorded for the first quarter of fiscal 2016. The impact of the change in preliminary values on the first quarter of fiscal 2016 statement of operations was not material. Therefore, no measurement period adjustment was required.

Quality Software Corporation

On June 18, 2015, the Company entered into an asset purchase agreement with the shareholder of Quality Software Corporation (QSC) and other parties affiliated with the shareholder and QSC for the purchase of certain assets as per the purchase agreement. The total aggregate fair value of the consideration was approximately $2.9 million, which $2.2 million was paid in cash to the QSC shareholder at closing. As part of the aggregate purchases price, there is also $0.5 million in contingent consideration payable subject to attainment of certain revenue and product release milestones for the acquired business, and $0.3 million in cash held by the Company in escrow to be retained for two years as security against indemnity claims made by the Company after the closing date. The preliminary fair value of the contingent consideration and escrow amounts was $0.7 million at the acquisition date.

The Company recorded the acquired identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite-lived intangible assets consist of the following: in-process research and development, whose estimated weighted life is expected to be three years; customer relationships, with an estimated weighted-average useful life of five years; and developed technology, with an estimated weighted-average useful life of seven years. The indefinite lived intangible asset consisted of in-process research and development and a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using various income approach methods. Intangible assets are amortized on a straight-line basis. The preliminary fair values of intangible assets acquired were based upon preliminary valuations and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The areas that remain preliminary relate to the fair values of intangible assets acquired and residual goodwill.

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Estimated
Fair Value
Assets acquired:
Intangible assets	$1,225
Goodwill	1,664
Total consideration transferred	$2,889

The goodwill recognized is expected to be deductible for income tax purposes.

QSC's contributions to revenue and income for the period from the date of acquisition to September 30, 2015 were not material. Total acquisition related costs were approximately $0.1 million. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of QSC. Inclusion of such information would require the Company to make estimates and assumptions regarding QSC's historical financial results that we believe may ultimately prove inaccurate.

In the second quarter of fiscal 2016, the Company updated its analysis of the valuation of intangible assets with definitive lives, which resulted in $450,000 being reallocated from intangibles to goodwill compared with the preliminary estimates recorded for the first quarter of fiscal 2016. The impact of the change in preliminary values on the first quarter of fiscal 2016 statement of operations was not material. Therefore, no measurement period adjustment was required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our cloud communications and collaboration services, the quality and reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, our ability to compete effectively in the hosted telecommunications and cloud-based computing services business, actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our need for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2015 Form 10-K in connection with reviewing any forward-looking statements and other disclosures contained in this Form 10-Q.

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

SUMMARY AND OUTLOOK

In the second quarter of fiscal 2016, our new monthly recurring revenue to our mid-market, enterprise customers and new monthly recurring revenue generated from our channel sales teams increased substantially, reflecting strong demand for our services in our target market segments. Average monthly service revenue per business customer increased 20% to a record $360, compared with $299 in the same period last year. Our ability to offer a broad range of cloud- based mission critical communications services is bringing us larger deals where we continue to displace incumbent, premises-based systems.

As we continue our focus on building a more profitable and sustaining mid-market customer base, one that contributes significantly greater lifetime value than the average small business customer, we are adding fewer one - two line business customers. We expect this trend to continue based on our continued focus on selling to larger businesses. As our average business customer size continues to grow, we believe that the net additional customer metric no longer correlates to our monthly recurring and top line revenue growth and will no longer include this statistic in this discussion and analysis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2015	2015	2015	2014	2014
Business customer average monthly
service revenue per customer (1)	$ 360	$ 353	$ 320	$ 305	$ 299
Monthly business service revenue churn (2)(3)	0.8%	1.0%	0.5%	1.0%	0.9%

Overall service margin	80%	81%	81%	80%	79%
Overall product margin	-15%	-18%	-19%	-11%	-8%
Overall gross margin	73%	73%	73%	72%	72%

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

(3)	Excludes DXI business customer service revenue churn for the period ending June 30, 2015.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$46,951	$36,121	$10,830	30.0%
Percentage of total revenue	92.2%	91.2%
Six months ended	$91,119	$70,397	$20,722	29.4%
Percentage of total revenue	92.2%	90.8%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services, and royalties earned from cloud technology licenses. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the first quarter and half of fiscal 2016 primarily due to the increase in our business customer subscriber base (net of customer churn), in particular, to midmarket and enterprise customers, revenue of approximately $4.5 million from customers acquired as part of the DXI acquisition, and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $299 at September 30, 2014 to $360 at September 30, 2015. We expect the number of business customers and average monthly service revenue per customer to continue to grow in fiscal 2016.

	September 30,		Dollar	Percent
Product revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,991	$3,477	$514	14.8%
Percentage of total revenue	7.8%	8.8%
Six months ended	$7,715	$7,114	$601	8.4%
Percentage of total revenue	7.8%	9.2%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three and six months ended September 30, 2015 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three and six months ended September 30, 2015 or 2014.

	September 30,		Dollar	Percent
Cost of service revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,186	$7,505	$1,681	22.4%
Percentage of service revenue	19.6%	20.8%
Six months ended	$17,645	$14,502	$3,143	21.7%
Percentage of service revenue	19.4%	20.6%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license expenses. Cost of service revenue for the three months ended September 30, 2015 increased over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in third party network services expenses, a $0.5 million increase in amortization expense, a $0.3 million increase in payroll and related expenses, a $0.2 million increase in depreciation expense, and a $0.1 million increase in stock based compensation cost. Also, for the three months ended September 30, 2015, the DXI acquisition increased total cost of service revenue by $1.4 million.

Cost of service revenue for the six months ended September 30, 2015 increased over the comparable period in the prior fiscal year primarily due to a $0.8 million increase in third party network services expenses, a $0.6 million increase in payroll and related expenses, a $0.5 million increase in amortization expense, a $0.4 million increase in depreciation expense, and a $0.2 million increase in stock-based compensation expenses. Also, for the six months ended September 30, 2015, the DXI acquisition increased total cost of service revenue by $1.9 million.

	September 30,		Dollar	Percent
Cost of product revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,596	$3,762	$834	22.2%
Percentage of product revenue	115.2%	108.2%
Six months ended	$8,978	$7,731	$1,247	16.1%
Percentage of product revenue	116.4%	108.7%

The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended September 30, 2015 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The increase in negative margin was due to increased discounting on customer equipment purchases in the most recent quarter.

The cost of product revenue for the six months ended September 30, 2015 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The increase in negative margin was due to increased discounting on customer equipment purchases.

	September 30,		Dollar	Percent
Research and development	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,446	$3,496	$2,950	84.4%
Percentage of total revenue	12.7%	8.8%
Six months ended	$11,526	$6,902	$4,624	67.0%
Percentage of total revenue	11.7%	8.9%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three months ended September 30, 2015, we expensed all research and development costs as they were incurred in accordance with ASC 985-20. The research and development expenses for the three months ended September 30, 2015 increased over the comparable period in the prior fiscal year primarily due to a $2.1 million increase in payroll and related costs, a $0.4 million increase in stock based compensation costs, and a $0.1 million increase travel costs. Also, for the three months ended September 30, 2015, the DXI acquisition increased total research and development costs by $1.3 million.

The research and development expenses for the six months ended September 30, 2015 increased over the comparable period in the prior fiscal year primarily due to a $3.4 million increase in payroll and related costs, a $0.6 million increase in stock-based compensation expenses, and a $0.2 million increase in consulting, temporary personnel, and outside service expenses. Also, for the six months ended September 30, 2015, the DXI acquisition increased total research and development costs by $1.7 million. We expect research and development expenses to increase for the foreseeable future as we continue to invest in our DXI unit and in the formation of our research and development team in Romania.

	September 30,		Dollar	Percent
Sales and marketing	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$26,730	$19,440	$7,290	37.5%
Percentage of total revenue	52.5%	49.1%
Six months ended	$50,554	$38,600	$11,954	31.0%
Percentage of total revenue	51.2%	49.8%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the second quarter of fiscal 2016 increased over the same quarter in the prior fiscal year primarily because of a $3.2 million increase in payroll and related costs, a $1.0 million increase in indirect channel commission expenses, a $0.5 million increase in temporary personnel, consulting and outside service expenses, a $0.5 million increase in stock compensation costs, a $0.5 million increase in trade show costs, and a $0.3 million increase in travel costs. Also, for the three months ended September 30, 2015, the DXI acquisition increased total sales and marketing expense by $1.2 million.

Sales and marketing expenses for the six months ended September 30, 2015 increased over the same period in the prior fiscal year primarily because of a $5.3 million increase in payroll and related costs, $0.9 million increase in stock-based compensation expenses, a $1.5 million increase in indirect channel commissions, a $0.9 million increase in temporary personnel, consulting and outside service expenses, a $0.6 million increase in travel expenses, a $0.6 million increase in trade show costs, and a $0.4 million increase in advertising expenses. Also, for the six months ended September 30, 2015, the DXI acquisition increased total sales and marketing expense by $1.4 million. We expect sales and marketing expenses to increase for the foreseeable future as we continue to increase our efforts to sell to larger businesses and to deploy our cloud communication and collaboration services globally to enterprise customers.

	September 30,		Dollar	Percent
General and administrative	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,657	$3,893	$1,764	45.3%
Percentage of total revenue	11.1%	9.8%
Six months ended	$11,725	$7,771	$3,954	50.9%
Percentage of total revenue	11.9%	10.0%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the second quarter of fiscal 2016 increased over the same quarter in the prior fiscal year primarily because of a $0.5 million increase in stock compensation costs, a $0.4 million increase in payroll and related costs, a $0.2 million increase in temporary personnel, consulting and outside service expenses, and a $0.2 million increase in legal fees. Also, for the three months ended September 30, 2015, the DXI acquisition increased general and administrative expenses by $0.5 million.

General and administrative expenses for the six months ended September 30, 2015 increased over the same period in the prior fiscal year primarily because of a $1.0 million increase in payroll and related expenses, a $0.9 million increase in stock-based compensation expenses, a $0.7 million increase in legal fees, primarily due to the business acquisitions that occurred in the first quarter of fiscal 2016, a $0.4 million increase in temporary personnel, consulting and outside service expenses, a $0.3 million increase in accounting and tax fees, and a $0.3 million increase in rent expense. Also, for the six months ended September 30, 2015, the DXI acquisition increased general and administrative expenses by $0.6 million.

	September 30,		Dollar	Percent
Gain on patent sale	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$(1,000)	$1,000	-100.0%
Percentage of total revenue	0.0%	-2.5%
Six months ended	$-	$(1,000)	$1,000	-100.0%
Percentage of total revenue	0.0%	-1.3%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents. We recognized a gain of $1.0 million for the three and six months ended September 30, 2014 due to the third party purchaser entering into a license agreement with its customer. The gain on patent sale has been recorded as a reduction of operating expenses in the consolidated statements of operations.

	September 30,		Dollar	Percent
Other income, net	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$204	$200	$4	2.0%
Percentage of total revenue	0.4%	0.5%
Six months ended	$438	$377	$61	16.2%
Percentage of total revenue	0.4%	0.5%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2016 and 2015.

	September 30,		Dollar	Percent
Provision for income tax	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$423	$1,411	$(988)	-70.0%
Percentage of (loss) income
before provision for income taxes	-28.8%	52.2%
Six months ended	$1,208	$2,083	$(875)	-42.0%
Percentage of (loss) income
before provision for income taxes	-104.5%	61.6%

For the three months ended September 30, 2015, we recorded a provision for income taxes of $0.4 million, all of which related to net income (loss) from operations. For the three months ended September 30, 2014, we recorded a provision for income taxes of $1.4 million, all of which related to domestic income from operations.

For the six months ended September 30, 2015, we recorded a provision for income taxes of $1.2 million, which was primarily attributable to domestic income from operations. For the six months ended September 30, 2014, we recorded a provision for income taxes of $2.1 million which was primarily attributable to domestic income from operations.

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

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $149.1 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the six months ended September 30, 2015 was approximately $7.1 million, compared with $8.6 million for the six months ended September 30, 2014. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was approximately $23.1 million during the six months ended September 30, 2015. We spent approximately $2.1 million on the purchase of property and equipment, we spent approximately $23.4 million on acquisitions of two businesses, and we had proceeds of approximately $3.0 million from the sale of short term investments, net of purchases and maturities of short term investments. The net cash used in investing activities for the six months ended September 30, 2014 was $13.5 million as we purchased approximately $10.7 million of short term investments, net of sales and maturities of short term investments, and we spent approximately $2.6 million on the purchase of property and equipment.

Net cash used in financing activities for the six months ended September 30, 2015 were approximately $8.4 million, which was primarily due from cash used to repurchase our common stock as part of our Repurchase Plan in the amount of approximately $10.1 million, partially offset by cash received from the issuance of common stock under our employee stock purchase plan of approximately $2.1 million. Net cash provided by financing activities for the six months ended September 30, 2014 were approximately $1.5 million, which was primarily due to cash received from the issuance of common stock under our employee stock purchase plan.

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2015 totaled $1.7 million with accumulated amortization of $0.5 million.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. At September 30, 2015, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At September 30, 2015, future minimum annual payments under these third party network service contracts were $1.4 million in fiscal year 2016, $2.5 million for fiscal year 2017, and $0.9 million for fiscal year 2018.

We lease our UK headquarters in Aylesbury UK under operating lease agreements that expires in March 2017. The lease was amended in September 2014 for additional space.  The lease has a base monthly rent of approximately $13,300, and requires us to pay property taxes, service charges, utilities and normal maintenance costs. We also lease office space in London UK under an operating lease agreement that expires in April 2019. The lease has a base monthly rent of approximately $7,100.

We lease additional spaces in London UK for our DXI location under operating leases that expire through October 2016. The lease has a base monthly rent of approximately $30,400, and requires us to pay service charges and normal maintenance costs.

We lease space in Romania for our Romanian subsidiary under an operating lease that expires in December 2020. The lease has a base monthly rent of approximately $2,900, and requires us to pay service charges and normal maintenance costs.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended September 30, 2015 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program

July 1 - July 31, 2015	-	$-	-	$-

August 1 - August 31, 2015	546,863	8.00	546,863	11,385,027

September 1 - September 30, 2015	779,431	8.01	779,431	$5,141,077

Total	1,326,294	$8.01	1,326,294

ITEM 5. Other Information

On October 20, 2015, our Board of Directors has approved a new share repurchase program authorizing up to $15 million in repurchases of outstanding shares of our common stock. Repurchases of shares under the program will be made pursuant to a pre-arranged Rule 10b5-1 share repurchase plan, under which transactions would be effected in accordance with specified price, volume and timing conditions. A plan under Rule 10b5-1 of the Securities Exchange Act of 1934 allows an issuer to repurchase shares at times when it otherwise might be prevented from doing so under insider trading laws or due to self-imposed trading blackout periods. Because repurchases under a Rule 10b5-1 share repurchase plan are subject to specified parameters, there can be no assurance regarding the number of shares, if any, that will be repurchased pursuant to the plan, and we may discontinue repurchases and terminate the plan at any time.

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

Date: October 28, 2015

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)