Form 10-Q
period 2015-12-31
8X8 INC /DE/
filed 2016-02-01
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

      The number of shares of the Registrant's Common Stock outstanding as of January 25, 2016 was 88,456,638.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$23,866	$53,110
Short-term investments	130,719	123,984
Accounts receivable, net	9,927	6,642
Inventory	786	704
Deferred cost of goods sold	579	428
Deferred tax asset	3,955	4,454
Other current assets	5,068	2,274
Total current assets	174,900	191,596
Property and equipment, net	11,969	10,248
Intangible assets, net	23,050	12,260
Goodwill	48,144	36,887
Non-current deferred tax asset	43,169	43,169
Other assets	2,356	1,464
Total assets	$303,588	$295,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,917	$7,775
Accrued compensation	9,880	6,183
Accrued warranty	322	339
Accrued taxes	4,753	2,800
Deferred revenue	1,807	1,768
Other accrued liabilities	3,743	2,965
Total current liabilities	30,422	21,830

Non-current liabilities	3,722	1,352
Non-current deferred revenue	137	231
Total liabilities	34,281	23,413

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	88	88
Additional paid-in capital	381,335	378,971
Accumulated other comprehensive loss	(3,333)	(2,109)
Accumulated deficit	(108,783)	(104,739)
Total stockholders' equity	269,307	272,211
Total liabilities and stockholders' equity	$303,588	$295,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service revenue	$48,948	$37,802	$140,068	$108,199
Product revenue	4,220	3,570	11,935	10,684
Total revenue	53,168	41,372	152,003	118,883

Operating expenses:
Cost of service revenue	9,713	7,544	27,359	22,046
Cost of product revenue	5,087	3,959	14,065	11,690
Research and development	6,404	3,868	17,930	10,770
Sales and marketing	27,585	20,559	78,138	59,159
General and administrative	6,888	4,617	18,614	12,388
Gain on patent sale	-	-	-	(1,000)
Total operating expenses	55,677	40,547	156,106	115,053
Income (loss) from operations	(2,509)	825	(4,103)	3,830
Other income, net	272	246	710	623
Income (loss) before provision (benefit) for income taxes	(2,237)	1,071	(3,393)	4,453
Provision (benefit) for income taxes	(557)	627	651	2,710
Net income (loss)	$(1,680)	$444	$(4,044)	$1,743

Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.05)	$0.02
Diluted	$(0.02)	$0.01	$(0.05)	$0.02
Weighted average number of shares:
Basic	88,289	89,594	88,812	89,107
Diluted	88,289	91,974	88,812	91,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income (loss)	$(1,680)	$444	$(4,044)	$1,743
Other comprehensive loss, net of tax
Unrealized loss on investments in securities	(245)	(122)	(320)	(87)
Foreign currency translation adjustment	(972)	(1,005)	(904)	(1,4965)
Comprehensive income (loss)	$(2,897)	$(683)	$(5,268)	$160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4,044)	$1,743
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	3,598	2,513
Amortization of intangible assets	2,565	1,687
Impairment of long-lived assets	640	-
Amortization of capitalized software	456	255
Net accretion of discount and amortization of premium on marketable securities	584	659
Stock-based compensation	11,202	6,489
Deferred income tax provision	361	2,444
Other	467	268
Changes in assets and liabilities:
Accounts receivable, net	(3,138)	(2,062)
Inventory	(122)	235
Other current and noncurrent assets	(1,699)	(505)
Deferred cost of goods sold	(156)	(179)
Accounts payable	674	(736)
Accrued compensation	3,351	2,044
Accrued warranty	(17)	(237)
Accrued taxes and fees	1,837	561
Deferred revenue	(427)	(840)
Other current and noncurrent liabilities	(748)	(564)
Net cash provided by operating activities	15,384	13,775

Cash flows from investing activities:
Purchases of property and equipment	(3,295)	(4,523)
Purchase of businesses, net of cash acquired	(23,434)	-
Cost of capitalized software	(1,275)	(456)
Proceeds from maturity of investments	38,451	31,400
Sales of investments - available for sale	43,934	29,580
Purchases of investments - available for sale	(90,025)	(77,821)
Net cash used in investing activities	(35,644)	(21,820)

Cash flows from financing activities:
Capital lease payments	(321)	(115)
Payment of contingent consideration	(200)	-
Repurchase of common stock	(11,628)	(1,723)
Proceeds from issuance of common stock under employee stock plans	2,848	2,666
Net cash (used in) provided by financing activities	(9,301)	828

Effect of exchange rate changes on cash	317	656
Net decrease in cash and cash equivalents	(29,244)	(6,561)

Cash and cash equivalents at the beginning of the period	53,110	59,159
Cash and cash equivalents at the end of the period	$23,866	$52,598

Supplemental cash flow information
Income taxes paid	$441	$181
Interest paid	30	25

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

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on May 29, 2015, and there have been no changes to the Company's significant accounting policies during the three months ended December 31, 2015, except as described in the "Recent Accounting Pronouncements" section below and Note 10, "Segment Reporting".

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for public companies on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, (Topic 740), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Under the amendment, an entity will be required to classify all deferred tax assets and liabilities as noncurrent.

This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash, cash equivalents, available-for-sale investments and fair value measurements were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of December 31, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Assets:
Cash	$10,996	$-	$-	$10,996	$10,996	$-
Level 1:
Money market funds	12,870	-	-	12,870	12,870	-
Mutual funds	2,000	-	(198)	1,802	-	1,802
Subtotal	25,866	-	(198)	25,668	23,866	1,802
Level 2:
Commercial paper	13,483	1	(3)	13,481	-	13,481
Corporate debt	77,999	14	(138)	77,875	-	77,875
Municipal securities	5,745	1	(1)	5,745	-	5,745
Asset backed securities	21,782	-	(46)	21,736	-	21,736
Mortgage backed securities	2,328	-	(33)	2,295	-	2,295
Agency bond	6,806	-	(22)	6,784	-	6,784
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	129,143	17	(243)	128,917	-	128,917
Total assets	$155,009	$17	$(441)	$154,585	$23,866	$130,719
Level 3:
Liabilities:
Contingent consideration	$-	$-	$-	$341	$-	$-
Total liabilities	$-	$-	$-	$341	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$24,734	$-	$-	$24,734	$24,734	$-
Level 1:
Money market funds	28,376	-	-	28,376	28,376	-
Mutual funds	2,000	-	(107)	1,893	-	1,893
Subtotal	55,110	-	(107)	55,003	53,110	1,893
Level 2:
Commercial paper	9,043	1	-	9,044	-	9,044
Corporate debt	75,284	57	(10)	75,331	-	75,331
Municipal securities	5,435	2	(1)	5,436	-	5,436
Asset backed securities	21,503	4	(5)	21,502	-	21,502
Mortgage backed securities	5,822	-	(52)	5,770	-	5,770
Agency bond	4,201	3	-	4,204	-	4,204
International government securities	800	4	-	804	-	804
Subtotal	122,088	71	(68)	122,091	-	122,091
Total	$177,198	$71	$(175)	$177,094	$53,110	$123,984

Contractual maturities of investments as of December 31, 2015 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$65,670
Due after one year	65,049
Total	$130,719

The Company's contingent consideration liability, included in other accrued liabilities and noncurrent liabilities on the consolidated balance sheets, was associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal 2016. The liability was measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract milestones be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the milestones to evaluate the fair value of the liability. As such, the contingent consideration is classified within Level 3 as described below.

The item classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liability related to the QSC acquisition, was valued based on an estimate of the probability of success of the milestones being achieved. The table below presents a rollforward of the contingent consideration liability valued using a Level 3 input (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Balance at beginning of period	$391	$-	$-	$-
Purchase price contingent consideration	-	-	541	-
Contingent consideration payments	(50)	-	(200)	-
Balance at end of period	$341	$-	$341	$-

3. BALANCE SHEET DETAIL
	December 31,	March 31,
	2015	2015
Inventory (in thousands)
Work-in-process	$215	$169
Finished goods	571	535
Total	$786	$704

4. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2015			March 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$19,353	$(4,797)	$14,556	$8,242	$(2,905)	$5,337
Customer relationships	10,182	(4,532)	5,650	9,686	(3,720)	5,966
Trade names/domains	2,439	(195)	2,244	957	-	957
In-process research and development	600	-	600	-	-	-
Total acquired identifiable
intangible assets	$32,574	$(9,524)	$23,050	$18,885	$(6,625)	$12,260

At December 31, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2016	$964
2017	3,855
2018	3,587
2019	3,337
2020	3,337
Thereafter	5,126
Total	$20,206

Impairment of Long-Lived Assets

During the three months ended December 31, 2015, the Company decided to end-of-life its hosted virtual desktop service (Zerigo). The Company evaluated long-lived assets related to Zerigo including the technology, customer relationships, and trade name intangible assets for impairment. The Company determined it was appropriate to record an impairment charge equal to the remaining value of the impaired long-lived assets this quarter. The impairment recorded during the three and nine months ended December 31, 2015 was $0.6 million, of which $0.4 million and $0.2 million was recorded in cost of service and sales and marketing, respectively, in the consolidated statements of operations. Revenues and net income (loss) from Zerigo were not material for all periods presented.

5. RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

In the first nine months of fiscal 2016, the Company expensed all research and development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20). At December 31, 2015 and March 31, 2015, total capitalized software development costs in accordance with ASC 985-20 included in other long-term assets were approximately $0 and $1.0 million, respectively, and accumulated amortization costs related to capitalized software were approximately $0 and $0.5 million, respectively.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40). In the first nine months of fiscal 2016, the Company capitalized $1.3 million of software development costs in accordance with ASC 350-40, of which $1.1 million have been classified as other long-term assets and $0.2 million have classified as property and equipment. At December 31, 2015, the Company had capitalized $2.8 million of software development costs in accordance with ASC 350-40, of which $1.8 million have been classified as other long-term assets, and $1.0 million have been classified as property and equipment. As of March 31, 2015, the Company capitalized $1.5 million in accordance with ASC 350-40, of which $0.8 million has been classified as property and equipment and $0.7 million has been classified as other long-term assets. In the first nine months of fiscal 2015 and as of December 31, 2014, the Company capitalized $1.1 million in accordance with ASC 350-40, of which $0.6 million is classified as property and equipment and $0.5 million is classified as other long-term assets. At December 31, 2015 and March 31, 2015, accumulated amortization costs related to capitalized software were approximately $0.1 million and $0, respectively.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Balance at beginning of period	$325	$538	$339	$660
Accruals for warranties	88	54	263	123
Settlements	(70)	(86)	(223)	(277)
Adjustments	(21)	(83)	(57)	(83)
Balance at end of period	$322	$423	$322	$423

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate, which represents a minimum remaining obligation of $2.2 million under the contract.

Minimum Third Party Network Service Provider Commitments

The Company has entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2016 through 2018. At December 31, 2015, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2016	$751
2017	2,452
2018	891
Total minimum payments	$4,094

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

On February 22, 2011, the Company was named a defendant in Bear Creek Technologies, Inc. (BCT) v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware (the Court), along with 20 other defendants. In August 2011, the suit was dismissed without prejudice and then was refiled against the Company before the same Court. On November 28, 2012, the USPTO initiated and has since maintained a Reexamination Proceeding in which the claims of the patent (asserted against the Company) were rejected as being invalid based on four separate grounds.  In response to the USPTO invalidity rejections, the Company filed an informational pleading (on July 10, 2013) to join a motion to stay the proceeding in the District Court, which this motion was granted on July 17, 2013.  On May 5, 2015, the Court administratively closed this case with leave to reopen if needed. The Reexamination Proceeding has been on appeal since September 15, 2014. A Decision on Appeal was issued on December 29, 2015, affirming the rejection of all claims. This Decision remains subject to appeal at this date.

On November 25, 2015, the Company was named a defendant in 2-Way Computing, Inc. (2-Way) v. 8x8, Inc., filed in the U.S. District Court for the District of Nevada.  2-Way also simultaneously sued five other defendants for infringing the same patent asserted against 8x8.  The Company has not yet answered the complaint and cannot estimate potential liability in this case at this early stage of the litigation.

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

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cost of service revenue	$346	$201	$828	$476
Cost of product revenue	-	-	-	-
Research and development	850	420	2,107	1,049
Sales and marketing	1,689	966	4,308	2,620
General and administrative	1,778	1,047	3,959	2,344
Total stock-based compensation expense
related to employee stock options and
employee stock purchases, pre-tax	4,663	2,634	11,202	6,489

Tax benefit	-	-	-	-
Stock-based compensation expense
related to employee stock options and
employee stock purchases, net of tax	$4,663	$2,634	$11,202	$6,489

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans for the nine months ended December 31, 2015, is summarized as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at March 31, 2015	5,327,907	$5.19
Granted	686,604	8.51
Exercised	(647,158)	2.54
Canceled/Forfeited	(96,241)	8.06
Outstanding at December 31, 2015	5,271,112	$5.90

Vested and expected to vest at December 31, 2015	5,271,112	$5.90
Exercisable at December 31, 2015	3,229,890	$4.38

Stock Purchase Right activity for the nine months ended December 31, 2015, is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2015	223,835	$5.92	1.50
Granted	-	-
Vested	(107,039)	5.36
Forfeited	(20,750)	7.59
Balance at December 31, 2015	96,046	$6.18	0.95

Restricted Stock Unit activity for the nine months ended December 31, 2015, is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Term (in Years)
Balance at March 31, 2015	2,698,686	$7.33	1.88
Granted	2,516,522	8.67
Vested	(529,797)	7.62
Forfeited	(175,815)	7.98
Balance at December 31, 2015	4,509,596	$8.02	1.82

The following table summarizes stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.26	1,079,850	$1.12	1.8	$11,160,555	1,079,850	$1.12	$11,160,555
$ 1.27 to $ 5.87	1,280,153	$3.81	3.9	9,776,033	1,196,313	$3.68	9,300,097
$ 6.86 to $ 8.15	1,305,587	$7.38	9.0	5,313,052	311,797	$7.17	1,333,417
$ 8.54 to $ 9.74	1,409,422	$9.37	8.0	2,927,371	568,493	$9.64	1,031,456
$ 10.50 to $ 11.26	196,100	$10.97	8.5	94,420	73,437	$11.10	25,937
	5,271,112			$29,271,431	3,229,890		$22,851,462

As of December 31, 2015, there was $36.4 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.53 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Expected volatility	51%	61%	53%	61%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.75%	1.71%	1.60%	1.71%
Weighted average expected option term	5.25 years	6.10 years	5.44 years	6.00 years
Weighted average fair value of options granted	$4.92	$4.02	$4.12	$4.01

The estimated fair value of options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Expected volatility	-	-	45%	46%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	-	0.30%	0.90%
Weighted average expected ESPP option term	-	-	0.75 years	0.75 years
Weighted average fair value of
ESPP options granted	$-	$-	$2.78	$2.46

As of December 31, 2015, there were approximately $0.3 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

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

Stock Repurchases

In February 2015, the Company's board of directors authorized the Company to purchase up to $20.0 million of its common stock from time to time until February 29, 2016 (the Repurchase Plan). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. In October 2015, the Company's board of directors authorized the Company to repurchase an additional $15.0 million under the Repurchase Plan. The remaining authorized repurchase amount at December 31, 2015 was approximately $19.6 million.

The stock repurchase activity for the three months ended and as of December 31, 2015, is summarized as follows:

	Shares	Weighted Average	Amount
	Repurchased	Per Share	Repurchased(1)
Balances as of September 30, 2015	1,900,761	$7.82	$14,858,923
Purchase of common stock under Repurchase Plan	65,841	8.27	544,622
Balances as of December 31, 2015	1,966,602	$7.83	$15,403,545

(1) Amount excludes commission fees.

8. INCOME TAXES

For the three months ended December 31, 2015, we recorded a benefit from income taxes of $0.6 million. The tax benefit was primarily attributable to tax expense related to actual year-to-date income of domestic operations less the tax effect of certain discrete items. For the three months ended December 31, 2014, the Company recorded a provision for income taxes of $0.6 million, which was primarily attributable to income from operations.

We estimate our annual effective rate at the end of each quarterly period, and we record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. The determination of the effective tax rate reflects tax expense and benefit generated in certain domestic and foreign jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate. At December 31, 2015, there were $2.4 million of unrecognized tax benefits that, if recognized, would have affected the effective tax rate.  The Company does not believe that there has been any significant change in the unrecognized tax benefits in the nine-month period ended December 31, 2015, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 1996 to fiscal 2015 may be subject to examination by the Internal Revenue Service, California and various other states. As of January 20, 2016, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2011 to 2015.

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common stockholders	$(1,680)	$444	$(4,044)	$1,743

Denominator:
Common shares	88,289	89,594	88,812	89,107

Denominator for basic calculation	88,289	89,594	88,812	89,107
Employee stock options	-	1,963	-	2,210
Stock purchase rights	-	417	-	435
Denominator for diluted calculation	88,289	91,974	88,812	91,752

Net income (loss) per share
Basic	$(0.02)	$0.01	$(0.05)	$0.02
Diluted	$(0.02)	$0.01	$(0.05)	$0.02

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Employee stock options	1,232	2,106	2,539	1,634
Stock purchase rights	-	370	55	59
Total anti-dilutive employee stock-based securities	1,232	2,476	2,594	1,693

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

The Company manages its operations primarily on a geographic basis. The Chief Executive Officer, the Chief Financial Officer, and the Chief Technology Officer or the Company's Chief Operating Decision Makers (CODMs), evaluate performance of the Company and make decisions regarding allocation of resources based on geographic results. The Company's reportable operating segments are the Americas and Europe. The Americas segment is primarily North America. The Europe segment is primarily the United Kingdom. Each operating segment provides similar products and services.

The Company's CODMs evaluate the performance of its operating segments based on revenues and net income. Revenues are attributed to each segment based on the ordering location of the customer or ship to location. The Company does not allocate research and development, sales and marketing, general and administrative, amortization expense, stock-based compensation expense, and commitment and contingencies for each segment as management does not consider this information in its evaluation of the performance of each operating segment. The Company did not allocate goodwill for each segment as the Company had not completed its analysis of assigning goodwill to its reporting units as of January 28, 2016.

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Americas (principally US)	87%	92%	87%	92%
Europe	13%	7%	12%	7%
Asia Pacific	0%	1%	1%	1%
	100%	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	December 31,	March 31,
	2015	2015
Americas (principally US)	$8,756	$8,348
Europe	2,838	1,411
Asia-Pacific	375	489
Total	$11,969	$10,248

The following table provides financial information by operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Americas (principally US):
Net Revenue	$46,503	$38,436	$134,177	$110,334
Net Income	$467	$1,478	$733	$4,481
Europe:
Net Revenue	$6,665	$2,936	$17,826	$8,549
Net Loss	$(2,147)	$(1,034)	$(4,777)	$(2,738)

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

DXI contributed revenue of approximately $7.4 million and ($2.0) million net loss for the period from the date of acquisition to December 31, 2015. Total acquisition related costs were approximately $0.9 million. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of DXI. Inclusion of such information would require the Company to make estimates and assumptions regarding DXI's historical financial results that the Company believes may ultimately prove inaccurate.

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

Quality Software Corporation

On June 18, 2015, the Company entered into an asset purchase agreement with the shareholder of QSC and other parties affiliated with the shareholder and QSC for the purchase of certain assets as per the purchase agreement. The total aggregate fair value of the consideration was approximately $2.9 million, which $2.2 million was paid in cash to the QSC shareholder at closing. As part of the aggregate purchases price, there is also $0.5 million in contingent consideration payable subject to attainment of certain revenue and product release milestones for the acquired business, and $0.3 million in cash held by the Company in escrow to be retained for two years as security against indemnity claims made by the Company after the closing date. The preliminary fair value of the contingent consideration and escrow amounts was $0.7 million at the acquisition date.

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

QSC's contributions to revenue and income for the period from the date of acquisition to December 31, 2015 were not material. Total acquisition related costs were approximately $0.1 million. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of QSC. Inclusion of such information would require the Company to make estimates and assumptions regarding QSC's historical financial results that we believe may ultimately prove inaccurate.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our cloud communications and collaboration services, the quality and reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, our ability to compete effectively in the hosted telecommunications and cloud-based computing services business, actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our need for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances or for any reason, except as required by law, even as new information becomes available or other events occur in the future. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2015 Form 10-K in connection with reviewing any forward-looking statements and other disclosures contained in this Form 10-Q.

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

SUMMARY AND OUTLOOK

In the third quarter of fiscal 2016, our bookings of new monthly recurring revenue from our mid-market, enterprise customers and new monthly recurring revenue generated from our channel sales teams increased substantially, reflecting strong demand for our services in our target market segments. Also, average monthly service revenue per business customer increased 21% to a record $369, compared with $305 in the same period last year. Our ability to offer a broad range of cloud- based mission critical communications services is bringing us larger deals where we continue to displace incumbent, premises-based systems.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2015	2015	2015	2015	2014
Business customers average monthly
service revenue per customer (1)	$ 369	$ 360	$ 353	$ 320	$ 305
Monthly business service revenue churn (2)(3)	1.2%	0.7%	1.0%	0.5%	1.0%

Overall service margin	80%	80%	81%	81%	80%
Overall product margin	-21%	-15%	-18%	-19%	-11%
Overall gross margin	72%	73%	73%	73%	72%

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

(3)

Excludes DXI business customer service revenue churn for the periods ended June 30, September 30, and December 31, 2015. DXI churn is excluded because revenue recorded by DXI is tied to usage levels and are not correlated with customer turnover.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$48,948	$37,802	$11,146	29.5%
Percentage of total revenue	92.1%	91.4%
Nine months ended	$140,068	$108,199	$31,869	29.5%
Percentage of total revenue	92.1%	91.0%

Service revenue consists of revenue attributable to the provision of our 8x8 cloud communication and collaboration services. We expect that 8x8 service revenues will continue to comprise nearly all of our service revenues for the foreseeable future. 8x8 service revenues increased in the third quarter and first nine months of fiscal 2016 primarily due to the increase in our business customer subscriber base (net of customer churn), in particular, to mid-market and enterprise customers, revenue of approximately $7.4 million from customers acquired as part of the DXI acquisition, and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $305 at December 31, 2014 to $369 at December 31, 2015. We expect the number of business customers and average monthly service revenue per customer to continue to grow in fiscal 2016.

	December 31,		Dollar	Percent
Product revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,220	$3,570	$650	18.2%
Percentage of total revenue	7.9%	8.6%
Nine months ended	$11,935	$10,684	$1,251	11.7%
Percentage of total revenue	7.9%	9.0%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud telephony service. Product revenue increased for the three and nine months ended December 31, 2015 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2015 or 2014.

	December 31,		Dollar	Percent
Cost of service revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,713	$7,544	$2,169	28.8%
Percentage of service revenue	19.8%	20.0%
Nine months ended	$27,359	$22,046	$5,313	24.1%
Percentage of service revenue	19.5%	20.4%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, telephony origination and termination services provided by third party carriers and technology license expenses. Cost of service revenue for the three months ended December 31, 2015 increased over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in amortization expense, a $0.4 million increase in third party network services expenses, a $0.4 million increase in payroll and related expenses, a $0.4 million increase due to the impairment of long-lived assets, a $0.2 million increase in repairs and maintenance expense, and a $0.1 million increase in stock-based compensation cost. Also, for the third quarter of fiscal 2016, the DXI acquisition increased total cost of service revenue by $1.2 million compared to the prior period in fiscal 2015.

Cost of service revenue for the nine months ended December 31, 2015 increased over the comparable period in the prior fiscal year primarily due to a $1.1 million increase in third party network services expenses, a $1.0 million increase in payroll and related expenses, a $0.9 million increase in amortization expense, a $0.5 million increase in depreciation expense, a $0.4 million increase due to the impairment of long lived assets, and a $0.4 million increase in stock-based compensation expenses. Also, for the nine months ended December 31, 2015, the DXI acquisition increased total cost of service revenue by $3.1 million, compared to the nine months ended December 31, 2014.

	December 31,		Dollar	Percent
Cost of product revenue	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,087	$3,959	$1,128	28.5%
Percentage of product revenue	120.5%	110.9%
Nine months ended	$14,065	$11,690	$2,375	20.3%
Percentage of product revenue	117.8%	109.4%

The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on the relative selling price is less than the cost of the IP phone equipment. The cost of product revenue for the three months ended December 31, 2015 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The increase in negative margin was due to increased discounting on customer equipment purchases in the most recent quarter.

The cost of product revenue for the nine months ended December 31, 2015 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The increase in negative margin was due to increased discounting on customer equipment purchases.

	December 31,		Dollar	Percent
Research and development	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,404	$3,868	$2,536	65.6%
Percentage of total revenue	12.0%	9.3%
Nine months ended	$17,930	$10,770	$7,160	66.5%
Percentage of total revenue	11.8%	9.1%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three months ended December 31, 2015, we expensed all research and development costs as they were incurred in accordance with ASC 985-20. The research and development expenses for the three months ended December 31, 2015 increased over the comparable period in the prior fiscal year primarily due to a $1.3 million increase in payroll and related costs, a $0.4 million increase in stock-based compensation costs, and a $0.1 million increase in depreciation expense. Also, for the third quarter of fiscal 2016, the DXI acquisition and our Romanian subsidiary increased total research and development costs by $1.3 and $0.3 million, respectively, compared to the prior period in fiscal 2015.

The research and development expenses for the nine months ended December 31, 2015 increased over the comparable period in the prior fiscal year primarily due to a $5.1 million increase in payroll and related costs, a $1.0 million increase in stock-based compensation expenses, a $0.3 million increase in depreciation expense, and a $0.2 million increase in consulting, temporary personnel, and outside service expenses. Also, for the nine months ended December 31, 2015, the DXI acquisition and our Romanian subsidiary increased total research and development costs by $3.0 million and $0.4 million, respectively, compared to the nine months ended December 31, 2014. We expect research and development expenses to increase for the foreseeable future as we continue to invest in our DXI unit and in the formation of our research and development team in Romania.

	December 31,		Dollar	Percent
Sales and marketing	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$27,585	$20,559	$7,026	34.2%
Percentage of total revenue	51.9%	49.7%
Nine months ended	$78,138	$59,159	$18,979	32.1%
Percentage of total revenue	51.4%	49.8%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses. Sales and marketing expenses for the third quarter of fiscal 2016 increased over the same quarter in the prior fiscal year primarily because of a $3.4 million increase in payroll and related costs, a $0.8 million increase in indirect channel commission expenses, a $0.7 million increase in stock-based compensation expenses, a $0.6 million increase in temporary personnel, consulting and outside service expenses, a $0.3 million increase in advertising costs, and a $0.3 million increase in travel costs. Also, for the third quarter of fiscal 2016, the DXI acquisition increased total sales and marketing expense by $1.0 million compared to the prior period in fiscal 2015.

Sales and marketing expenses for the nine months ended December 31, 2015 increased over the same period in the prior fiscal year primarily because of a $8.8 million increase in payroll and related costs, a $2.3 million increase in indirect channel commissions, $1.6 million increase in stock-based compensation expenses, a $1.5 million increase in temporary personnel, consulting and outside service expenses, a $0.9 million increase in travel expenses, a $0.8 million increase in advertising expenses, and a $0.5 million increase in trade show costs. Also, for the nine months ended December 31, 2015, the DXI acquisition increased total sales and marketing expense by $2.4 million, compared to the nine months ended December 31, 2014. We expect sales and marketing expenses to increase for the foreseeable future as we continue to increase our efforts to sell to larger businesses and to deploy our cloud communication and collaboration services globally to enterprise customers.

	December 31,		Dollar	Percent
General and administrative	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,888	$4,617	$2,271	49.2%
Percentage of total revenue	13.0%	11.2%
Nine months ended	$18,614	$12,388	$6,226	50.3%
Percentage of total revenue	12.2%	10.4%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management. General and administrative expenses for the third quarter of fiscal 2016 increased over the same quarter in the prior fiscal year primarily because of a $0.7 million increase in stock-based compensation expenses, a $0.4 million increase in payroll and related costs, a $0.2 million increase in temporary personnel, consulting and outside service expenses, a $0.2 million increase in legal fees, a $0.1 million increase in accounting and tax fees, and a $0.1 million increase in recruiting expenses. Also, for the third quarter of fiscal 2016, the DXI acquisition increased total general and administrative expenses by $0.4 million compared to the prior period in fiscal 2015.

General and administrative expenses for the nine months ended December 31, 2015 increased over the same period in the prior fiscal year primarily because of a $1.6 million increase in stock-based compensation expenses, a $1.4 million increase in payroll and related expenses, a $1.0 million increase in legal fees, primarily due to the business acquisitions that occurred in the first quarter of fiscal 2016, a $0.6 million increase in temporary personnel, consulting and outside service expenses, a $0.5 million increase in rent expense, a $0.4 million increase in accounting and tax fees, a $0.2 million increase in license and fee expenses, and a $0.1 million increase in depreciation expense. Also, for the nine months ended December 31, 2015, the DXI acquisition increased general and administrative expenses by $1.1 million, compared to the nine months ended December 31, 2014.

	December 31,		Dollar	Percent
Gain on patent sale	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$-	$-	$-	n/a
Percentage of total revenue	0.0%	0.0%
Nine months ended	$-	$(1,000)	$1,000	-100.0%
Percentage of total revenue	0.0%	-0.8%

In June 2012, we entered into a patent purchase agreement for the sale of a family of United States patents. We recognized a gain of $1.0 million for the three and nine months ended December 31, 2014 due to the third party purchaser entering into a license agreement with its customer. The gain on patent sale has been recorded as a reduction of operating expenses in the consolidated statements of operations.

	December 31,		Dollar	Percent
Other income, net	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$272	$246	$26	10.6%
Percentage of total revenue	0.5%	0.6%
Nine months ended	$710	$623	$87	14.0%
Percentage of total revenue	0.5%	0.5%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2016 and 2015.

	December 31,		Dollar	Percent
Provision (benefit) for income tax	2015	2014	Change	Change
	(dollar amounts in thousands)
Three months ended	$(557)	$627	$(1,184)	-188.8%
Percentage of income (loss) before
provision (benefit) for income taxes	24.9%	58.5%
Nine months ended	$651	$2,710	$(2,059)	-76.0%
Percentage of income (loss) before
provision (benefit) for income taxes	-19.2%	60.9%

For the three months ended December 31, 2015, we recorded a benefit from income taxes of $0.6 million. The tax benefit was primarily attributable to tax expense related to actual year-to-date income of domestic operations less the tax effect of certain discrete items. For the three months ended December 31, 2014, we recorded a provision for income taxes of $0.6 million, all of which related to domestic income from operations.

For the nine months ended December 31, 2015, we recorded a provision for income taxes of $0.7 million, which was primarily attributable to domestic loss from operations. For the nine months ended December 31, 2014, we recorded a provision for income taxes of $2.7 million which was primarily attributable to domestic income from operations.

We estimate our annual effective rate at the end of each quarterly period, and we record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. The determination of the effective tax rate reflects tax expense and benefit generated in certain domestic and foreign jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $154.6 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the nine months ended December 31, 2015 was approximately $15.4 million, compared with $13.8 million for the nine months ended December 31, 2014. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was approximately $35.6 million during the nine months ended December 31, 2015. We spent approximately $3.3 million on the purchase of property and equipment, we spent approximately $23.4 million on acquisitions of two businesses, and we purchased approximately $7.6 million of short term investments, net of sales and maturities of short term investments. The net cash used in investing activities for the nine months ended December 31, 2014 was $21.8 million, as we purchased approximately $16.8 million of short term investments, net of sales and maturities of short term investments, and we spent approximately $4.5 million on the purchase of property and equipment.

Net cash used in financing activities for the nine months ended December 31, 2015 was approximately $9.3 million, which was primarily due from cash used to repurchase our common stock as part of our Repurchase Plan in the amount of approximately $11.2 million and $0.4 million due to repurchase of restricted shares, partially offset by cash received from the issuance of common stock under our employee stock purchase plan of approximately $2.8 million. Net cash provided by financing activities for the nine months ended December 31, 2014 were approximately $0.8 million, which was primarily due to cash received from the issuance of common stock under our employee stock purchase plan of approximately $2.7 million, partially offset from cash used to repurchased our common stock as part of our Repurchase Plan in the amount of approximately $1.7 million.

Contractual Obligations

We lease our headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs.

We entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2015 totaled $1.7 million with accumulated amortization of $0.5 million.

In the third quarter of 2010, we amended the contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. The agreement requires a 150-day notice to terminate. At December 31, 2015, the total remaining obligation under the contract was $2.2 million.

We have entered into contracts with multiple vendors for third party network services. At December 31, 2015, future minimum annual payments under these third party network service contracts were $0.8 million in fiscal year 2016, $2.5 million for fiscal year 2017, and $0.9 million for fiscal year 2018.

We lease our UK headquarters in Aylesbury UK under an operating lease agreement that expires in March 2017. The lease was amended in September 2014 for additional space.  The lease has a base monthly rent of approximately $13,000, and requires us to pay property taxes, service charges, utilities and normal maintenance costs. We also lease office space in London UK under an operating lease agreement that expires in April 2019. The lease has a base monthly rent of approximately $6,900.

We lease additional spaces in London UK for our DXI location under operating leases that expire through October 2016. The lease has a base monthly rent of approximately $29,700, and requires us to pay service charges and normal maintenance costs.

We lease space in Romania for our Romanian subsidiary under an operating lease that expires in December 2020. The lease has a base monthly rent of approximately $2,700, and requires us to pay service charges and normal maintenance costs.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended December 31, 2015 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program(1)

October 1 - October 31, 2015	65,841	$8.27	65,841	$19,595,138

November 1 - November 30, 2015	-	-	-	19,595,138

December 1 - December 31, 2015	-	-	-	19,595,138

Total	65,841	$8.27	65,841

(1) Increase due to Board of Director's authorization of an additional $15.0 million under the Repurchase Plan in October 2015.

ITEM 5. Other Information

None.

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

Date: January 29, 2016

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)