Form 10-K
period 2016-03-31
8X8 INC /DE/
filed 2016-05-31
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $715,364,941. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant and beneficial owners of more than 5% of the outstanding shares of common stock who the Registrant believes may be affiliates, if any, have been excluded as shares that might be deemed to be held by affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 27, 2016 was 89,370,746.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2016 for the 2016 Annual Meeting of Stockholders.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2016

PART I

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to-

  market acceptance of new or existing services and features, success of our efforts to target mid-market and larger distributed enterprises, changes in the competitive dynamics of the markets in which we compete, customer cancellations and rate of churn,
  impact of current economic climate and adverse credit markets on our target customers, our ability to scale our business,
  our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure,
  risk of failure of our software,
  our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, introduction and adoption of our cloud software solutions in markets outside of the United States, and general economic conditions that could adversely affect our business and operating results.

The forward-looking statements may also be impacted by the additional risks faced by us as described in this Annual Report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

ITEM 1. BUSINESS

Overview

8x8 provides cloud-based, enterprise-class software solutions that transform the way businesses communicate and collaborate globally. Delivered through a SaaS (Software as a Service) business model, our solutions are at the forefront of a disruptive technology shift that is occurring in business communications where enterprises are increasingly replacing costly and unwieldy on-premises communications equipment with agile, cloud-based software services delivered over the public Internet.

Cloud computing has fundamentally changed the way enterprise software applications are developed and deployed. Organizations no longer need to buy and maintain their own infrastructure of servers, storage and tools in order to run core business applications. Instead, companies can gain access to a variety of business applications via an Internet browser or mobile device on an as-needed basis, without the cost and complexity of managing the hardware or software in-house.

8x8's comprehensive software platform brings together the power of cloud, mobile, collaboration, video and data science technologies to enhance the way employees communicate with each other, and how they connect and interact with their customers. Our integrated, "pure-cloud" offering combines global voice, conferencing, messaging and video with integrated workflows and big data analytics on a single platform to enable increased team productivity, better customer engagement and real-time insights into business performance. Through a combination of open API's (application program interface) and pre-built integrations, 8x8 solutions seamlessly leverage critical customer context from internal data systems and industry-leading Customer Relationship Management (CRM) systems, including cloud-based solutions from Salesforce.com, NetSuite, and Zendesk.

Powered by internally owned and managed technologies, 8x8's offerings are uniquely positioned to serve businesses of all sizes and can easily scale to large, globally distributed enterprise customers. Our turnkey solution spans the breadth of communications and collaboration needs, is provided with industry-leading reliability at an affordable cost and is quick and easy-to deploy through our proprietary deployment methodology. This allows customers to focus on their business instead of managing the complexities of disparate communications and collaboration platforms and the integration of these platforms with other cloud-based business applications.

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

Our Industry

Businesses today are facing increasing cost and complexity with deployments of communications and collaboration solutions. Companies of all sizes are managing a mobile and globally distributed workforce that seeks to leverage multiple forms of communication, including voice, text, video and desktop, in their day-to-day interactions. The rapid rise of mobile devices in the enterprise has created demand for "bring your own device," or BYOD, provisioning capabilities. Additionally, companies are looking to increase their competitive edge by integrating ERP (Enterprise Resource Planning), CRM (Customer Relationship Management), and HCM (Human Capital Management) applications and other back-office information technology (IT) systems within their communications infrastructure.

The on-premises communications systems traditionally offered by legacy hardware vendors have numerous shortcomings that make them poorly suited for today's dynamic business environments. In addition to being difficult to deploy and expensive to maintain in multiple locations for a globally distributed workforce, these solutions may not provide the mobility, resiliency and business continuity capabilities required by customers. BYOD demands from employees further complicate the delivery of a company-wide communication system. The result is a patchwork communications system with security risks that stretch across the organization. Security compliance in this environment is extremely difficult, and information distributed across multiple systems increases administrative complexity and decreases business intelligence visibility.

Because of these inadequacies and security risks, more and more businesses are demanding enterprise-class cloud solutions like ours, which deliver secure, global, high-quality communications with built-in disaster recovery. Our service offerings are intuitive and easy-to-use, can be deployed rapidly, customized easily and integrated with other platforms and enterprise applications. We deliver our software as a service via all major Internet browsers and on leading mobile devices. Virtually all of our customers do not require any dedicated equipment, employees or carriers to use our services - only Internet connectivity and a subscription to the 8x8 service are required at the customer location.

Cloud Market Opportunity

We believe that the addressable market for our cloud communications and collaboration services is large, growing and underpenetrated. For example, we believe that the following forecasts, recently published by industry research firms may provide relevant data about the size of the markets addressed by our Virtual Office, Virtual Contact Center and Virtual Office Meetings solutions:

Frost & Sullivan estimates North American spending on cloud communications and collaboration services will increase at a compound annual growth rate, or CAGR, of 29% to $14 billion in 2021. (Frost & Sullivan "Analysis of the North American Hosted IP Telephony and UCC Services Market," July 2015).

According to Transparency Market Research, the global unified communications as a service market is poised for staggering growth, and will be worth US$37.85 billion by 2022. The market will expand at a CAGR of 23.4% between 2014 and 2022. (Transparency Market Research "Unified Communication as a Service Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast 2014 - 2022," July 2015).

MarketsandMarkets forecasts that the global cloud-based contact center market is expected to grow from $4.68 billion in 2015 to $14.71 billion by 2020, at a Compound Annual Growth Rate (CAGR) of 25.7% during the forecast period. (MarketsandMarkets "Cloud Based Contact Center Market - Global Forecast to 2020," November 2015).

IDC forecasts the content collaboration software market to grow to a total of $6.2 billion by 2019, representing a 13.4% CAGR for the 2014-2019 period. (IDC "Worldwide Content Collaboration Software Forecast," December 2015).

The 8x8 Approach

  Seamless Communications over an Integrated Software Platform. We believe that seamless, continuous communications drives more effective employee and customer engagement and greater business productivity. To that end, 8x8's solutions have been designed to allow users to communicate and collaborate with others in an integrated and fluid manner. For example, a user who initiates a voice call on a desk phone and then needs to leave the office can seamlessly transfer the call to a mobile device without the person they are communicating with being aware that the user is no longer at his/her desk.

  Single Vendor for All Communication Software. Increasingly, customers are seeking multiple solutions from a single vendor, especially in our rapidly growing enterprise customer segment, to further simplify the deployment and management of their communications infrastructure. Our cloud software solutions encompass all of the primary communications capabilities required by businesses - voice, video, presence, chat, conferencing, collaboration, contact center and analytics - providing multiple buying paths and usage scenarios for our customers.

  Focus on Customer Communication. Many businesses are faced with customer communication challenges due to gaps in internal employee communication, poor internal collaboration, and little or no contextual data available at the time of customer contact. To help companies communicate better with their customers, our solutions link customer information with internal collaboration capabilities to provide synchronized customer engagement from the moment of contact with any individual role within the company's sales, support and other customer-facing organizations.

  Big Data and Analytics. We believe that transparency into communication provides businesses the information they need to optimize customer communication. For that reason we released a series of analytic tools in the 2016 calendar year that give businesses visibility into employee communications in the contact center and the enterprise. Mining and analyzing "big data" related to communication optimization is a pioneering area in which we are investing.

  Rapid Deployment. Business flexibility in the global, modern economy is a competitive necessity, and we embrace the notion that communication services should be deployable as quickly as possible. Our services can be provisioned in minutes, on-the-fly, from web-based administrative tools. We have automated our provisioning, billing and other systems to enable rapid customer deployment and maximum flexibility.

  Global Reach®. We provide service today via Global Reach® to 114 countries. Our nine data centers help us achieve, low voice latency and superior quality and reliability in all these countries. We currently maintain data center operations in five dispersed regions of the world - United States, Canada, United Kingdom, Hong Kong and Australia.

  Committed Service Quality over the Public Internet. We offer qualifying customers an end-to-end service level agreement (SLA) with commitments regarding service availability and voice quality for calls transmitted over the public Internet. This SLA provides for at least 99.99% uptime and a voice-quality mean opinion score (MOS) of 3.0 or higher for at least 98% of all calls carried over the network, subject to certain exceptions (such as scheduled maintenance) and conditions (such as the customer's implementation of dual diverse connections to the Internet and adherence to our setup guidelines). We are able to provide this level of SLA because of our proprietary audio stack and the geographical and network architecture, which optimizes the path for voice data across the World Wide Web.

  Security and Compliance. We understand that security of information is paramount for many organizations. To that end we have invested heavily in security and compliance with state and federal regulations including FISMA (Federal Information Security Management Act), HIPAA (Health Insurance Portability and Accountability Act) FIPS 140-2 (Federal Information Processing Standard), CPNI (Customer Proprietary Network Information), PCI-DSS (Payment Card Industry Data Security Standard), and U.S., E.U. and EEA Safe Harbor data privacy standards (under the former Safe Harbor framework).

Our Strategy

We are committed to developing and delivering the most innovative, reliable, scalable and secure cloud software for business communications. Our strategy is based on market growth dynamics, including the growing adoption of cloud communications software by larger mid-market and enterprise customers, along with the capabilities of our solutions, to continue to build a competitive advantage by delivering unique value to our customers.

The following are key elements of our strategy:

  Global Expansion. There is an increasing number of small and midsize (SMB) and mid-market sized customers with facilities and personnel in multiple countries. Traditional communication solutions bridging multiple geographies and carrier networks are cumbersome and expensive, and we see a market need for seamless cloud software solutions that can connect employees and customers across multinational organizations with simplicity and ease. We are focused on expanding our ability to effectively and efficiently deliver our software solutions into an increasing number of countries and regions. In addition, we plan to continue expanding the distribution of our services into new countries through a combination of organic growth, regional acquisitions and channel partners.

  One Integrated Platform. Business communications solutions are increasingly requiring a breadth of software capabilities, spanning from simple voice and video collaboration to complex multi-channel contact center capabilities. We believe our ability to deliver a full spectrum of capabilities within a single cloud platform from a single vendor is a competitive advantage, especially for larger customers. We plan to continue expanding the set and features of services within our platform, including extending our contact center capabilities, adding deeper collaboration services, and bringing an increasing number of analytics-driven applications to market. Additionally, our services provide increased benefits when used in concert, so we intend to upsell our products and services by educating our customers on the additional functionality and overall business value that can be achieved across our platform.

  Enterprise Grade. We have invested in our software and software delivery infrastructure to provide a high-level of availability, reliability, security and compliance, and will continue to invest in this area. Additionally, we plan to expand and deepen our customer deployment and support capabilities, including more program management, professional services, and partner delivery capabilities, to meet the needs of larger multi-national customers.

  Intuitive User Experience. Because we deliver our software from one integrated platform, we can offer an intuitive, seamless communication experience that spans voice, messaging, and video. We plan to continue enhancing the usability and user interface of our software, including mobility and tighter integration with commonly used business productivity application, CRM solutions and vertical business applications.

  Mid-Market and Distributed Enterprise Focus. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions in mid-market and distributed enterprises through increasing focus on our direct and channel sales strategy.

  Strategic Acquisitions. We intend to identify, acquire and integrate strategic technologies, assets and businesses that we believe will expand the breadth of our cloud software offerings and drive growth, both domestically and internationally.

Our Products

We have built a global, hyper-scalable cloud communications and contact center platform that is powering the communications infrastructure worldwide for businesses of all sizes from an SMB to a large, multi-national enterprise. Regardless of size, our software enables businesses to operate as one unified entity while delivering the highest quality of service. These capabilities are becoming increasingly important as more and more globally distributed enterprises move their communications infrastructure to the cloud. Unlike many cloud business services, our distributed platform enables users to utilize services from our data centers worldwide automatically, based on their current location without any user intervention. Our software solutions combine global voice, messaging and video with integrated workflows and big data analytics to provide business communications to our customers' workforce, to enable better customer engagement, increased team productivity, and real-time insights into business performance.

All of our software components work together and can be combined into different bundles depending on the business needs of our customers. Our software products provide solutions in the following areas:

Global Business Voice (8x8 Virtual Office)

The Company's flagship software product, branded 8x8 Virtual Office, delivers high quality voice as a service globally with a robust business feature set. 8x8 Virtual Office is a self-contained, end-to-end solution that enables a customer to use a single business phone number to place and receive calls from any supported device (including desktop phones, computers with an installed software telephone app, and mobile devices) over any available Internet connection. Local numbers are available in over 80 countries and toll-free numbers are available in over 100 countries. We further provide local number porting in more than 40 countries.

The use of a single business telephone number across any employee device is an important advancement because it allows a business to retain a phone number, and the business contacts associated with it, when an employee leaves the business. Without this advancement, employees using their mobile phones for work can take their personal number with them on termination of employment, meaning that they can easily retain business contact information that typically belongs to their employers.

With 8x8 Virtual Office, those business contacts stay with the company, and can be assigned to a different employee. 8x8 Virtual Office also connects all internal business calls (including calls to a receptionist, voicemail system, conference bridge, etc.) using any Internet connection, which enables high definition (HD) audio at a much lower price point for the business, making this product especially suitable for distributed companies with employees in many different locations.

8x8 Virtual Office includes a complete set of business features such as a worldwide extension calling, corporate directory with click-to-call functionality, voicemail, call forwarding, transfers, conferencing, ring groups (ringing many different extensions at the same time), hot-desking (multiple people sharing the same physical device), call recording, call monitoring, music on hold, and a receptionist console with a night-attendant feature to answer and route calls when no employees are available.

Many 8x8 Virtual Office pricing plans include unlimited calls to certain regions of the world, with different prepaid or per-minute plans for connecting international and toll-free calls.

Messaging and Presence

Our solutions include 8x8 Virtual Office and 8x8 Virtual Office Pro software that enables all of the customer's authorized personnel to see a corporate directory sorted and searchable by name, branch, department and other fields defined for a given set of employees. In addition to presence information, which shows whether an employee is logged in, available, busy, temporarily away or in a do-not-disturb mode, Virtual Office Pro enables employees and workgroups to communicate with each other using chat or text messages sent via the Short Message Service (SMS) protocol, commonly known as "texting" on mobile phones. Chats from other employees will appear on any 8x8 chat-enabled device, including mobile phones, associated with the employee. Chats can also be seamlessly escalated to a voice call or video connection. 8x8's Virtual Office Pro chat messages are secure and integrated into the business communications environment.

Contact Center (8x8 Virtual Contact Center)

We provide software to enable a multi-channel contact center under the 8x8 Virtual Contact Center brand. Our multi-channel (voice, chat, voicemail, e-mail) call center can be used for customer support, sales and any other corporate function that involves a high density of inbound or outbound interactions with customers.

8x8 Virtual Contact Center offers features such as a programmable, interactive voice response tool for greeting customers, automatic queuing and routing of inbound inquiries, skills-based routing of inquiries to the appropriate call center agents, multimedia management, real-time monitoring and reporting, voice recording and logging, historical reporting, contact and case management tools, and integration with popular third party CRM tools.

A unique feature of 8x8 Virtual Contact Center is its integration with the 8x8 Virtual Office and 8x8 Virtual Office Pro software. This enables contact center agents to have phone calls with anyone in the corporate directory, as well as to see the presence of employees across the enterprise, regardless of their locations, and enables the contact centers to become an integrated part of the communications of the entire enterprise.

Collaboration

Our Virtual Office Meetings software solution is an ideal tool for teams within the enterprise to meet and collaborate on a shared project from any Virtual Office extension, desktop or mobile device. Initiating a meeting takes only three clicks, and can include internal colleagues or external participants via a software download and/or a dial-in telephone number from any country where the business has deployed 8x8 Virtual Office.

Inside a Virtual Office Meeting, participants experience high definition audio conferencing (for employees or external participants using a software download), content sharing, chat conversations and meeting recordings. Meetings can be scheduled in advance either from the software itself or from Microsoft Outlook.

Mobility

We also provide Virtual Office Mobile software that turns any Apple IOS and Android-based mobile device into a device that will function as an extension on the 8x8 Virtual Office platforms. Virtual Office Mobile also allows any telephone number anywhere in the world (even a non-8x8 phone number) to be associated as an extension on the 8x8 Virtual Office platform. Virtual Office Mobile can be downloaded from the Apple or Google Play stores as an application.

Once installed, this application enables calls to be placed or received on the mobile device using the business number of the employee, and makes key Virtual Office features accessible such as access to the corporate directory, presence information, voicemail access, chat and SMS texting, access to Virtual Office Meetings (with content sharing and video, if subscribed). Our mobility software application runs in the background of the mobile device and automatically launches the application for business, not personal, communications. Outbound communications from the Virtual Office Mobile software appear to the outside world as if they originated from the employee's 8x8 Virtual Office extension.

Video

Our software integrates with third party software providers to add high definition video to any 8x8 Virtual Office Meeting session to provide HD video conferencing capability for up to 8 participants using any Virtual Office, Virtual Office Pro, or Virtual Office Mobile device that includes a camera. The high definition video component is an optional, add-on service to Virtual Office Meetings. Our software also enables point-to-point video calls between any two 8x8 Virtual Office, Virtual Office Pro, or Virtual Office Mobile endpoints if a camera device is present at the respective endpoints.

Big Data / Analytics

We have developed a set of big data tools that collect and analyze historical and real-time communications data transmitted through our Virtual Office and Virtual Contact Center solutions. These products, sold under the Virtual Office Analytics and Virtual Contact Center Analytics brands, enable an enterprise to improve its performance by providing details about internal and external call activity, real-time call queue status, call quality and global routing and device status information.

Line of Business Solutions

We provide software to enable a group of employees within a business unit to set up their own communications infrastructure without requiring the involvement of an information technology (IT) or formal purchasing function. We refer to these solutions as "Line of Business" because they can be adopted and used by any employee within an enterprise. EasyContactNow (currently only available in the United Kingdom) is a simple, multi-channel outbound and inbound contact center for voice, SMS, chat and e-mail interactions with external customers cloud solution that enables employees within the business unit to easily communicate across multiple touchpoints and engage customers and prospects based on a request or campaign. Customers pay as they go and are only charged for their actual usage of the product.

Third Party Integrations

Our software uses a combination of open application program interfaces (APIs) and pre-built integrations to enhance functionality with data from other third-party back office management systems, including cloud-based solutions from Salesforce.com, NetSuite, and Zendesk. We typically offer our customers access to these integrations from our website and from partner application exchange web sites.

These integrations enable customers to receive a popup screen from the third party solution whenever a relevant inbound call is received, and also enables customers to click-to-call any customer or prospect in the third party solution.

Our Technology

We introduced our first communications software as a service offering in 2002, and have since expanded our solutions, features and software capabilities. Almost all of our software is delivered from internally owned and operated software technologies built from the ground up to deliver these services to our customers from the Internet cloud.

From inception through March 31, 2016 we have been awarded 118 United States patents covering a variety of voice and video communications, signaling, processing and storage technologies. Many patents in our portfolio relate to the communications software used in our various software products.

We supply communications software to users in over 114 countries across six continents. We run our software in nine data centers in seven locations around the world. Providing high quality global communications requires more than just a set of data centers, however. We also developed our proprietary Global Reach® patented technology so that 8x8 software voice communications, placed or received anywhere on the globe on any compatible device, can have the same consistent quality as a local or internal call within a single area code.

Many hosted VoIP solutions route call data through the same data center regardless of the physical or geographic location of callers. We take a different and, we believe, more optimal approach: when an end-user makes a call using our solution, our patented technology seeks out the closest data center to the current location, subject to service, security and data sovereignty considerations (which might require that the user's signaling data be sourced from a certain geography). We call this "geo-routing." Our patented technologies to ensure that this data latency is always minimized. For all routing decisions, current Internet and carrier network conditions are taken into account and the best route is determined in real time.

Many of our software solutions provide mission critical services to our business customers, and we have developed technologies and architectures that embed high reliability and uptime into our software.

Based on our reliability technologies and Global Reach®, we are able to offer some of our enterprise customers an end-to-end SLA that provides commitments as to both the availability of our solutions, or uptime, and voice call quality, including commitments as to:

  A minimum of 99.99% service uptime. In fiscal 2016, our annual service uptime exceeded 99.99% across our customer base, running at 99.997% for Virtual Office and 99.992% for Virtual Contact Center. These percentages exclude downtime for scheduled maintenance;

  Voice quality standards based on the industry standard Mean Opinion Score (MOS). The SLA provides for a minimum MOS of 3.0 for 98% of all calls end-to-end over private networks or the public Internet.

These commitments are subject to certain prerequisites, including the customer's implementation of dual diverse connections to the Internet and adherence to our setup guidelines.

Our technologies include a number of deployment methodologies that represent best practices for deploying our software at a new customer site and driving maximum customer adoption of our more advanced software features. We also manage and port existing business numbers globally, and we provide local number porting services in more than 40 countries. We also provide software connectivity to emergency services, wiretap and other regulatory services required by law in different regions of the world. We have developed our own billing software, and provide our customers with electronic monthly billing.

Finally, a key aspect of our technology for larger enterprise customers and certain industry verticals, like medical, is our security and compliance, including Cloud Security Alliance, HIPAA, FISMA, PCI-DSS v3.1, end-to-end encryption technologies, U.S., E.U. and EEA Safe Harbor data privacy standards (under the former Safe Harbor framework), and ISO/IEC 27001:2013.

Sales, Marketing and Promotional Activities

We market our services directly to end users through a variety of means including search engine marketing and optimization, third party lead generation sources, industry conferences, trade shows, webinars, traditional advertising channels and other demand generation activities. We employ a multi-tiered direct sales force and indirect channel partner network consisting of VARs (value added resellers), master agents, system integrators and service providers in the U.S., Canada, UK and Australia to identify, qualify and manage prospects throughout the sales cycle. Our sales professionals work closely with inside technical support, sales engineers and deployment specialists to develop customized proposals based on individual customer requirements. Sales representatives are paid a base salary or hourly rate and monthly commission for selling our products and services. The commission is based on new sales made by the sales representative. Our sales department employs over 100 individuals.

Competition

Given the size and stage of the current market opportunity and the breadth of our communications and collaboration service platform, we face competition from several types of organizations including other cloud services providers, communications and collaboration software vendors and incumbent telephone companies reselling legacy communications equipment. For more information regarding the risks associated with such competition, please refer to our "Risk Factors" below.

Cloud Services Providers

When customers have decided to transition to cloud-based communications, we compete with other cloud communication software providers such as RingCentral, Fuze, inContact, Five9, and Interactive Intelligence to win that business. We believe that our comprehensive suite of services integrated over a common platform, including our contact center capabilities, as well as our expertise in security, reliability, quality of service, analytics and global coverage, gives customers of all sizes a significant incentive to choose us over other cloud-based providers.

Communications and Collaboration Software Vendors

We also face competition from communications and collaboration vendors such as Cisco, Google, and Microsoft Corporation. While these competitors currently provide solutions that compete with some elements of our software suite, notably our Virtual Office Meeting web conferencing solution, they are beginning to roll out additional communications capabilities including business voice. Although we believe that none of these competitors currently have cloud services offerings that span the entire breadth of our platform, they each have strong software solutions for their respective communications and/or collaboration silos. In addition, many of these competitors are substantially larger and better capitalized than we are and have advantages with larger existing customer bases and larger marketing budgets. However, we believe that a collective deployment of these software solutions that is equivalent to a similar deployment of our services is likely to be more expensive and cumbersome for customers to integrate into a cohesive communications solution.

Incumbent Telephony Companies and Legacy Equipment Providers

Our cloud-based software replaces wireline business voice services sold by incumbent telephone and cable companies such as AT&T, CenturyLink, Comcast, and Verizon Communications in conjunction with on-premises hardware solutions from companies like Avaya, Cisco and Mitel. However, we believe that the solutions offered by these competitors are typically more expensive to adopt, require on-premise implementations and regular hardware and IT infrastructure upgrades. Furthermore, the offerings typically do not provide all the functionality needed for our customers to integrate their communication systems with their IT infrastructure, therefore requiring additional system integration investments and set up.

Operations

Our operations infrastructure consists of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of our operations infrastructure include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, detailed call record storage and billing and integration with third-party applications. We maintain a call switching platform in software that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premises equipment.

Network Operations Center

We maintain a network operations center at our headquarters in San Jose, California and employ a staff of approximately 50 individuals with experience in voice and data operations to provide 24-hour operations support, seven days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners such as Level 3 Communications, Inc. and data center providers such as Equinix, Inc. to augment our monitoring and response efforts.

In the event of a major disruption at a data center, such as a natural disaster, failover between data centers for 8x8 Virtual Office happens instantly. Active calls may disconnect, but new calls can be generated immediately. In addition, most of the maintenance services performed by 8x8 are completely seamless and invisible to customers. For example, we can move the core call flow processing from one data center to another without dropping a single call. 8x8 Virtual Contact Center local redundancy is offered by default, and geographical redundancy can be enabled as an option to provision geo-redundant tenants on multiple sites.

Customer and Technical Support

We maintain a call center at our headquarters in San Jose, California and have a staff of approximately 90 employees and contractors that provide customer service and technical support to customers. In addition, we have outsourced some customer support activities to third parties. Customers who access our services directly through our website receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions, and email support.

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Level 3 Communications, Verizon Communications and Inteliquent. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network.

Research and Development

The cloud communications market is characterized by rapid technological changes and advancements, typical of most SaaS markets. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services, and make these enhancements available to our customers frequently.

We believe our ability to deliver a full spectrum of capabilities within a single cloud platform from a single vendor is a competitive advantage, especially for larger customers. We plan to continue expanding our set of services within our platform, including extending our contact center capabilities, adding deeper collaboration services, and bringing an increasing number of analytics-driven applications to market. Our future development programs also will focus on the integration and functionality of our products and services with other SaaS products, such as Salesforce.com, NetSuite, Zendesk and others. Supporting a variety of standard and custom integration partners and services is essential to our success as a cloud services provider.

We currently employ more than 140 individuals in research, development and engineering activities in our facilities in San Jose, California as well as outsourced software development consultants. Our Romanian subsidiary consists of employees primarily dedicated to our research development efforts. Research and development expenses in each of the fiscal years ended March 31, 2016, 2015 and 2014 were $24.0 million, $15.1 million and $11.6 million, respectively.

Regulatory Matters

In the United States, VoIP and other software communications and collaboration services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of VoIP and other information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and has not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings. In addition, many state regulatory agencies impose taxes and other surcharges on VoIP services, and certain states take the position that offerings by VoIP providers are intrastate telecommunications services and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. However, this issue has not been resolved definitively as a matter of law, and it remains possible that the FCC could determine that such services are not information services, or that there could be a judicial or legislative determination that the states are not pre-empted from regulating VoIP services as traditional telecommunications services. We cannot predict how or when these issues will be resolved or its potential future impact on our business at this time.

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

Internationally, we are subject to a complex patchwork of regulations that vary from country to country. Some countries have adopted laws that make the provision of VoIP services illegal within the country. Other countries have adopted laws that impose stringent licensing obligations on providers of VoIP services like ours. In many countries, it is not clear how laws that have historically been applied to traditional telecommunications providers will be applied to providers of VoIP services like us.

The effect of any future laws, regulations and orders, or any changes in the enforcement of existing laws, on our operations, including, but not limited to, our cloud-based communications and collaboration services, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers, which could result in making our services less competitive with traditional telecommunications services if we increase our prices or decreasing our profit margins if we attempt to absorb such costs.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectual property. From inception through March 31, 2016, we have been awarded 118 United States patents since our inception, of which we expect to expire between 2016 and 2043. We have additional United States and foreign patent applications pending.

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

Geographic Areas

We have two reportable segments. Financial information relating to revenues generated in different geographic areas are set forth in Note 12 to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.

Employees

As of March 31, 2016, our workforce consisted of 810 employees. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Vikram Verma, Chief Executive Officer. Vikram Verma, age 51, has served as Chief Executive Officer since September 2013 and as a director since January 2012. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Prior to 2006, Mr. Verma was Chairman and Chief Executive Officer of Savi Technology, Inc. Mr. Verma received a B.S.E.E. degree from Florida Institute of Technology, a M.S.E. degree from the University of Michigan in electrical engineering, and the graduate degree of Engineer in Electrical Engineering from Stanford University.

Bryan Martin, Chairman and Chief Technology Officer. Bryan Martin, age 48, has served as Chairman of the Board of Directors since December 2003, has served as Chief Technology Officer since September 2013 and as a director since February 2002. From February 2002 to September 2013, he served as Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Mary Ellen Genovese, Chief Financial Officer. Mary Ellen Genovese, age 57, has served as our Chief Financial Officer since November 2014.  Ms. Genovese had been serving as our Senior Vice President of Human Resources since July 2014 and prior to that, as a consultant to the Company since April 2012. Prior to joining the Company, from 2008 to 2011, Ms. Genovese served as a consultant to a Fortune 50 security company. From 2004 through 2006, Ms. Genovese was the Chief Financial Officer of Savi Technology, Inc. Prior to joining Savi Technology, she was Chief Financial Officer of Trimble Navigation Limited from 2000 to 2004. Between 1992 and 2000, Ms. Genovese worked at Trimble in a succession of other financial and accounting positions, including VP of Finance and Corporate Controller. Ms. Genovese holds a B.S. Degree in Accounting from Fairfield University and received her CPA license from the State of Connecticut.

Darren Hakeman, Senior Vice President of Product and Strategy. Darren Hakeman, age 46, has served as our Senior Vice President of Product and Strategy since September 2013, and was a consultant to the Company starting in May 2013. From 2009 to 2013, Mr. Hakeman worked as a strategic advisor to leading Silicon Valley companies and emerging start-ups including Authentication Metrics, Inc. (now Agari), Blackfire Research, and a major global security company. Prior to 2009, he served as Senior Vice President of Operations for a SaaS Business Unit of Lockheed Martin that emerged following Lockheed's acquisition of Savi Technology, Inc. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Puneet Arora, Senior Vice President of Global Sales. Puneet Arora, age 41, has served as Senior Vice President of Global Sales since January 2015. From January 2013 to January 2015, Mr. Arora was Vice President and Head of North America Sales at LivePerson. From August 2010 to August 2012, Mr. Arora led Cloud CRM Sales - North America - West for Oracle. From September 2007 to November 2009, Mr. Arora was Vice President of Corporate Sales for Salesforce.com. He received a B.S. in Computer Engineering from Iowa State University.

ITEM 1A. RISK FACTORS

 If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends on the growth and customer acceptance of our services.

Our future success depends on our ability to significantly increase revenue generated from our cloud software solutions to business customers, including SMBs and mid-market and larger distributed enterprises. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions on terms favorable to us, increase their usage of our services, and purchase additional services from us. For customer demand and adoption of our cloud software solutions to grow, the quality, cost and feature benefits of these services must be sufficient to cause customers to adopt them. For example, our cloud telephony and contact center services must continue to evolve so that high-quality service and features can be consistently provided at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell new customers and obtain renewals from existing customers could be impaired. As a result, we may be unable to extend our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

Historically, our core service offerings have been our cloud software communication services and contact center services, which contributed a substantial majority of our revenues in fiscal years ended March 31, 2016, 2015 and 2014. Marketing and selling new and enhanced features and services, and additional communications and collaboration offerings, may require increasingly sophisticated and costly sales efforts. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and their reactions to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our business may suffer.

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

We currently derive a minority of our revenues from sales of our cloud software solutions to larger distributed enterprises, but we believe penetrating these customers is key to our future growth. We have a limited history of selling our services to larger businesses and have experienced, and may continue to experience, new challenges in providing our cloud software solutions to large customers. As we have targeted more of our sales efforts to mid-market and larger distributed enterprises, our sales cycle has become more time-consuming and expensive. As we expand farther into this market segment, we may encounter pricing pressure and implementation and customization challenges, and revenue recognition may be delayed for some complex transactions, all of which could harm our business and operating results. In this market segment, the customer's decision to use our service may be an enterprise-wide decision and, if so, these types of sales may require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more features, integration services and customization. Furthermore, larger customers' networks can be complex, and their lack of local IT expertise can adversely impact the quality of services that we deliver over their networks, and can result in delays in the implementation of our services that can adversely affect the installation of our services, which may lead to the cancellation of orders or services. This may create a perception that we are unable to deliver high quality of service to the end-users, negatively impacting our reputation and creating an adverse perception of our abilities to implement and deliver services resulting in cancellation of orders or services. Moreover, larger customers demand higher levels of customer service and in-person visits, which can impact our cost structure to implement and deliver services. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we might incur additional costs to address the situation, the profitability of that work might be impaired, and the customer's dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, could injure our reputation and further damage our business by affecting our ability to compete for new business with current and prospective customers.

Larger customers also might require services in different international locations where we may encounter technical, logistical, infrastructure and regulatory limitations on our ability to implement or deliver our services, and be unable to provide the required services. These issues could limit the expansion of our services for some of these customers or result in cancellation of all of our services to those customers that want just one vendor internationally.

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

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue growth and increasing or maintaining profitability.

The business of cloud software solutions is competitive, and we expect it to become increasingly competitive in the future. We may also face competition from large Internet companies, any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

In connection with our cloud software communication services, we face competition from providers of cloud communication and contact center software services, such as RingCentral, Fuze, inContact, Five9, and Interactive Intelligence.   In addition, because most of our target customers are already purchasing communications services from incumbent telephone companies reselling legacy communication equipment, our success is dependent upon our ability to attract these customers away from their existing providers. These competitors include AT&T, CenturyLink, Comcast and Verizon Communications in conjunction with on-premises hardware solutions from companies like Avaya, Cisco and Mitel.   We also face competition from communications and collaboration vendors such as Cisco, Google, and Microsoft Corporation.  Cisco and Microsoft, in particular, have recently signalled publicly their intent to begin competing more aggressively in the cloud communications market.

Many of our current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements that offer a more complete or better integrated product to customers. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share. In addition, many of our customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on short notice.

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

As a subscription-based business, we recognize revenue over the term of each of our contracts, which generally range from one to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our cloud software solutions or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new sales or cancellations of our services and subscriptions from new customers or for additional services from existing customers will impact our ongoing monthly recurring revenue but will not be reflected fully in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

We have a history of losses and are uncertain of our future profitability.

We recorded an operating loss of $7.1 million for the fiscal year ended March 31, 2016 and ended the period with an accumulated deficit of $109.9 million. Although we have achieved operating income in four of our five most recent fiscal years, we incurred substantial operating losses prior to that and may incur operating losses in the future, which may be substantial. As we expand our geographic reach and service offerings, and further invest in research and development, sales and marketing, and regulatory compliance, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability on an annual basis or on a quarterly basis in the future.

A higher rate of customer cancellations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our customers generally do not have long-term contracts with us and may discontinue their subscriptions for our services after the expiration of their subscription period, which typically range from one to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict cancellation rates for our customers. Our cancellation rates may increase or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline and our business will suffer.

Our average monthly business service revenue churn was 0.8% for the fiscal year ended March 31, 2016 compared with 0.7% for the fiscal year ended March 31, 2015. Our method of computing this revenue churn rate may be different from methods used by our competitors and other companies in our industry to compute their publicly disclosed churn rates. As a result, only limited reliance can be placed on our churn rate when attempting to compare it to that of other companies. Also, our churn rate can vary based on events that may not be indicative of actual trends in our business. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers of communications and collaborations services, alternative technologies, and adverse business conditions also influence our churn rate.

Because of churn, we must acquire new customers on an ongoing basis to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net loss could increase.

Although the majority of our billing arrangements with customers are prepaid, we regularly monitor the percentage of customers who cease to pay for our services due to closing or downsizing their business. We believe that between 25% and 50% of our total customer churn is related to customers' financial condition. We cannot be certain that we will improve churn rates given current economic conditions. Due to the length of our sales cycle, especially in adding new mid-market and larger distributed enterprises as customers, we may experience delays in acquiring new customers to replace those that have terminated our services. Such delays would be exacerbated if general economic conditions worsen. An increase in churn, particularly in challenging economic times, could have a negative impact on the results of our operations.

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

The market for cloud software solutions is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business.

We operate in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced cloud software solutions products and services that provide higher levels of performance and reliability at lower cost. If we are unable to develop new services that address our customers' needs, to deliver our applications in one seamless integrated product offering that addresses our customers' needs, or to enhance and improve our services in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our services. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our services is provided via the cloud, which, itself, has been disruptive to the previous premise-based model.

If new technologies emerge that are able to deliver communications and collaboration services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.

Maintaining adequate research and development personnel and resources is essential to new product development and continued innovation, and we intend to increase our investment in research and development activities to add new features and services to our offerings. If we are unable to develop new features and services internally due to certain constraints, such as competitive labor markets, high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors' research and development programs. In addition, there is no guarantee that our research and development efforts will succeed, or that our new products and services will enable us to maintain or grow our revenue or recover our development costs. Our failure to maintain adequate research and development resources, to compete effectively with the research and development programs of our competitors and to successfully monetize our research and development efforts could materially and adversely affect our business and results of operations.

We may not be able to scale our business quickly enough to meet our customers' growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our cloud software solutions by mid-market and larger distributed enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services, to serve our growing customer base. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. These system upgrades and the expansion of our support and services have been and will continue to be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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

While we believe that relations with our current service providers are good, and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Although we believe that we could replace our current providers, if necessary, our ability to provide service to our subscribers could be impacted during any such transition, which could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.

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

Any future service interruptions could:

  cause our customers to seek service credits, or damages for losses incurred;

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

We are in the process of transitioning to a new ERP software provider, and we face risks relating to this transition. For example, we may incur greater costs than we anticipate to train our personnel on the new system; we may experience more errors in our records during the transition; and we may be delayed in meeting our various reporting obligations. To the extent any of these risks or events impact our customer service, we may experience an increase in customer attrition, which could have a material adverse impact on our results of operations.

We may incur significant costs to meet the commitments under our service level agreements, and our failure to meet these commitments could result in a loss of customers and expected revenue.

We offer some of our customers an "end-to-end" service level agreement (SLA) with commitments as to levels of service availability and voice quality for calls transmitted over the public Internet that are among the most stringent in our industry. These SLAs typically provides a commitment of at least 99.99% uptime and a mean opinion score of at least 3.0 for at least 98% of all calls carried over the network.  All of our SLAs further require rapid response times in order to resolve issues.  We may incur significant network support and maintenance costs in order to meet these commitments.

We have in the past and may in the future experience network failures, software bugs or other problems that interrupt service or impair call quality.  If these problems are severe enough in duration or frequency, we may not satisfy our service level commitments under our SLAs, as a result of which our customers could be entitled to credits against future amounts due under contract, early termination rights or other remedies against us.  If a sufficient number of customers exercise these remedies, the resulting reduction in revenue could have a material adverse effect on our results of operations.

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

We currently purchase most of our IP phones from Polycom. On April 15, 2016, Polycom announced that it had entered into a definitive merger agreement with Mitel pursuant to which Mitel would acquire control over Polycom. Because Mitel is a competitor of ours, its acquisition of Polycom would pose a number of risks to our business if we continue to purchase IP phones from Polycom, including risks relating to our sharing of confidential information around potential sales opportunities.

If we do not or cannot maintain the compatibility of our communications and collaboration software with third-party applications and mobile platforms that our customers use in their businesses, our revenue will decline.

The functionality and popularity of our cloud software solutions depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management and other proprietary application suites. Third-party providers of applications and application programmable interfaces, or APIs, may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

Our services also allow our customers to use and manage our cloud software solutions on smartphones, tablets and other mobile devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smartphones, tablets or other mobile devices or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Google Inc., our future growth and our results of operations could suffer.

If our software fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our customers use our service to manage important aspects of their businesses, and any errors, defects, disruptions to our service or other performance problems with our service could hurt our reputation and may damage our customers' businesses. Our services and the systems infrastructure underlying our cloud communications platform incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects, or the loss, damage or inadvertent release of confidential customer data, could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.

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

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage. Some of these broadband providers have stated that they may exempt their own customers from data-caps or offer other preferred treatment their customers. Other providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. These providers have the ability generally to increase their rates, which may effectively increase the cost to our customers of using our cloud software solutions.

On March 12, 2015, the Federal Communications Commission, or FCC, released an order that would prevent broadband Internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband Internet access lines. A number of providers and trade organizations have appealed the FCC's order. We cannot predict the ultimate outcome of this rulemaking or predict whether the FCC's rules will be upheld on appeal.  Although we believe interference with access to our products and services is unlikely, broadband Internet access provider interference has occurred in limited circumstances in the United States and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

Vulnerabilities to security breaches, cyber intrusions and other malicious acts could adversely impact our business.

Our operations depend on our ability to protect our network from interruption by damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service, or DDOS, attacks by individuals intent on bringing down our services, and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols, DDOS mitigation and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss.

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

We have implemented a number of measures to protect our services from cyber-attacks, and the various risks associated with cyber threats. For example, we have redundant servers that are intended to provide continuity of service in the event we suffer equipment or software failures in one location or on one set of servers. We actively monitor our network for cyber threats and implement protective measures periodically. We conduct vulnerability assessments and penetration testing and engage in remedial action based on such assessments. Depending on the evolving nature of cyber threats and the measures we may have to implement to continue to maintain the security of our networks and data, our profitability may be adversely impacted or we may have to increase the price of our services which may make our offerings less competitive with other communications providers.

There is no guarantee that we will not be adversely impacted by cyber-attacks. If our employees or third parties obtain unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by law enforcement and regulatory agencies, and exposure to fines or penalties, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as Health Insurance Portability and Accountability Act, a security breach that exposes protected information may make us susceptible to claims of false advertising and unfair trade practices for misrepresenting our level of compliance, in addition to any liability we may have for the breach itself.

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

We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies. Data privacy and protection is highly regulated and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Should this occur, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business.

Governmental entities, class action lawyers and privacy advocates are increasingly examining companies' data collection, processing, use, storing, sharing and transmitting or personal data and data linkable to individuals. Self-regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by private parties impose additional compliance costs on us negative impacting our profitability as well as subject us to unknown potential liabilities. These evolving laws, rules and practices may also curtail our current business activities which may also result in slimmer profit margins and reduce new opportunities.

We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation. Additionally, third parties on which we rely enter into contracts to protect and safeguard our customers' data. Should such parties violate these agreements or suffer a breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.

There is considerable uncertainty with respect to the state of law governing data transfers between the European Union ("EU"), and other countries with similar data protection laws, and the U.S. A preliminary agreement has been entered into by representatives from the U.S. and EU but it remains unclear what the final resolution will be for cross-border data transfers of personal information. For certain data transfers between the EU and the U.S., our company, like many others, takes advantage of what is referred to as the "EU-U.S. Safe Harbor," in order to comply with privacy obligations imposed by EU-member countries. In late 2015, the European Court of Justice invalidated the EU-U.S. Safe Harbor. Some individual data protection regulators located in EU countries threatened to begin enforcement actions. Additionally, other countries that relied on the EU-U.S. Safe Harbor that are not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. We have been working to establish alternative methods that would allow us to continue to transfer data to the U.S. from all countries that have invalidated pre-existing safe harbors. Some independent data regulators have adopted the position that other forms of compliance are also invalid though the legal grounds for these findings remains unclear at this time. Like many other companies, we continue to face uncertainty both with respect to the measures we have implemented following the ruling of the European Court of Justice and the ultimate resolution of the laws governing cross-border data transfers. We cannot predict how or if this issue will be resolved nor can we evaluate our potential liability at this time.

We could be liable for breaches of security on our website, fraudulent activities of our users, or the failure of third party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide cloud software solutions and electronically billing our customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of transactions effected using our cloud-based services involve fraudulent or disputed credit card transactions.

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

Natural disasters, war, terrorist attacks or malicious conduct could adversely impact our operations and could degrade or impede our ability to offer services.

Our "cloud-based" services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyber-attacks. Our headquarters, global networks operations center and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. Any of these events could have a material adverse impact on our business.

We license technology from third parties that we do not control and cannot be assured of retaining.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future, will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in delays or reductions in the installation and deployment of our cloud software solutions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business. Software defects in the core IP and networking hardware we license from vendors, over which we have little or no control, can adversely affect our ability to deliver services to our customers and could harm our business.

Our infringement of a third party's proprietary technology could disrupt our business.

There has been substantial litigation in the communications, cloud communication services, semiconductor, electronics, and related industries regarding intellectual property rights and, from time to time, third parties may claim that we, our customers, our licensees or parties' indemnified by us are infringing, misappropriating or otherwise violating their intellectual property rights. Third parties may also claim that our employees have misappropriated or divulged their former employers' trade secrets or confidential information. Our broad range of current and former technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. For example, on May 2, 2008, we received a letter from AT&T Intellectual Property, L.L.C., or AT&T IP, expressing the belief that we must license a specified patent for use in our 8x8 broadband telephone service, as well as suggesting that we obtain a license to its portfolio of MPEG-4 patents for use with our video telephone products and services. At the same time, we began an evaluation of whether AT&T IP's affiliated entities may need to license any of our patents or other intellectual property. We have continued to engage in discussions with AT&T IP to explore a mutually agreeable resolution of the parties' respective assertions regarding these intellectual property issues. We are unable at this time to state whether we will enter into any license or cross-license agreements with AT&T IP or whether we ultimately anticipate any material effects on our operating results or financial condition as a consequence of these matters.

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

We have recently been named as defendants in two patent infringement lawsuits. On February 22, 2011, we were named a defendant in a lawsuit, Bear Creek Technologies, Inc. v. 8x8, Inc. et al., along with 20 other defendants. On November 25, 2015, we were named a defendant in the suit alleging infringement of a patent which expired in 2012. This suit is 2-Way Computing, Inc. (2-Way) v. 8x8, Inc. Each of these actions is described in more detail under Part I, Item 3, "Legal Proceedings". If we are found to be infringing on the intellectual property rights of any third party in these lawsuits or other claims and proceedings that may be asserted against us in the future, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Inability to protect our proprietary technology would disrupt our business.

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We have additional United States and foreign patent applications pending. We cannot predict whether such pending patent applications will result in issued patents, and if they do, whether such patents will effectively protect our intellectual property. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, infringed or misappropriated. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.

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

Because our long-term growth strategy involves further expansion outside the United States, our business will be susceptible to risks associated with international operations.

An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several subsidiaries outside the United States, including a Romanian subsidiary that contributes significantly to our research and development efforts. We have also acquired two UK-based companies - DXI in May 2015 and Voicenet in November 2013. The risks and challenges associated with sales and other operations outside North America are different in some ways from those associated with our operations in North America, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives will involve a variety of risks, including:

  localization of our services, including translation into foreign languages and associated expenses;

  unexpected changes in a specific country or region's regulatory requirements, taxes, trade laws, or political or economic conditions;

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

We completed two acquisitions in fiscal 2016, DXI Limited, API Telecom Limited, Easycallnow Limited and RAS Telecom Limited (collectively, "DXI") and Quality Software Corporation ("QSC") on May 29, 2015 and June 3, 2015, respectively. On November 29, 2013, we acquired Voicenet Solutions Limited ("Voicenet"), a UK-based provider of cloud communication services in the United Kingdom. In fiscal 2012, we completed two acquisitions of businesses. In fiscal 2011, we completed one acquisition and one investment in another company. If appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

  the loss of an acquired base of customers and accompanying revenue while trying to transition the customer from the legacy systems to 8x8's technology due to mismatch of the features, usability, packaging, or pricing at the renewal times;

  the loss of an acquired base of customers and accompanying revenue due to failure and/or lack of maintenance/support for the legacy services and/or equipment/software/services being end of life;

  litigation arising from or relating to the transaction;

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

  changes in market demand;

  the timing of customer subscriptions for our cloud software solutions;

  customer cancellations;

  changes in the competitive dynamics of our market, including consolidation among competitors or customers;

  lengthy sales cycles and/or regulatory approval cycles;

  new product introductions by us or our competitors;

  extent of market acceptance of new or existing services and features;

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

  introduction and adoption of our cloud software solutions in markets outside of the United States; and

  general economic conditions.

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

  There may be risk associated with our ability to comply with FCC rules concerning disabilities access requirements and the FCC may expand disabilities access requirements to additional services we offer. We cannot predict whether we will be subject to additional accessibility requirements or whether any of our service offerings that are not currently subject to disabilities access requirements will be subject to such obligations. It is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions if we are found not to be in compliance with the FCC's accessibility requirements.

  There may be risks associated with our ability to comply with requirements of the Telecommunications Relay Service. The FCC requires providers of interconnected VoIP services to comply with certain regulations pertaining to people with disabilities and to contribute to the Telecommunications Relay Services fund. We are also required to offer 7-1-1 abbreviated dialing for access to relay services. It is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions if we are found not to be in compliance with the FCC's 7-1-1 abbreviated dialing requirements.

  There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies. The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. The FCC allows VoIP providers to comply with CALEA through the use of a service provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. Regardless of our reliance on a third party for compliance, it is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions if we are found not to be in compliance with the FCC's 7-1-1 abbreviated dialing requirements.

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

Alleged or actual failure of our solutions to comply with regulations governing outbound dialing, including regulations under the Telephone Consumer Protection Act of 1991, could harm our business, financial condition, results of operations and cash flows.

The legal and contractual environment surrounding calling consumers and wireless phone numbers is complex and evolving. In the United States, two federal agencies, the Federal Trade Commission ("FTC") and the FCC, and various states have enacted laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws can be enforced by the FTC, FCC, State Attorneys General, or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys' fees.

It is possible that the FTC, FCC, private litigants or others may attempt to hold our customers, or us as a software provider, responsible for alleged violations of these laws. In the event that litigation is brought, or fines are assessed, against us, we may not successfully enforce or collect upon any contractual indemnities we may have from our customers. Additionally, any changes to these laws or their interpretation that further restrict calling consumers, any adverse publicity regarding the alleged or actual failure by companies, including our customers and competitors, to comply with such laws, or any governmental or private enforcement actions related thereto, could result in the reduced use of our solution by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows. We anticipate that these risks will increase as we begin to market and sell our EasyContactNow service (which is currently sold in the United Kingdom) in the United States.

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

  the requirement that a special meeting of stockholders may be called only by a majority vote of our Board of Directors or by stockholders holdings shares of our common stock representing in the aggregate a majority of votes then outstanding, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in San Jose, CA in two facilities that are approximately 140,831 square feet of leased office space. Outside the United States our operations are conducted primarily in leased sites located in the United Kingdom and Romania. We believe our facilities will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases, see Note 7 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

On February 22, 2011, we were named a defendant in Bear Creek Technologies, Inc. (BCT) v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware (the Court), along with 20 other defendants. Collectively this patent litigation is collectively referred to as in re BEAR CREEK TECHNOLOGIES, INC. (MDL No.: 2344). In August 2011, the suit was dismissed without prejudice and then was refiled against the Company before the same Court. On November 28, 2012, the USPTO initiated and has since maintained a Reexamination Proceeding in which the claims of a patent (asserted against us) were rejected as being invalid based on four separate grounds. In response to the USPTO invalidity rejections, we filed an informational pleading (on July 10, 2013) to join a motion to stay the proceeding in the District Court, which this motion was granted on July 17, 2013. On May 5, 2015, the Court administratively closed this case with leave to reopen if needed. The Reexamination Proceeding has been on appeal since September 15, 2014. A Decision on Appeal was issued on December 29, 2015, affirming the rejection of all claims. On February 26, 2016, the patent owner filed a Notice of Appeal with the U.S. Patent Trial and Appeal Board, and on March 4, 2016, the Third-Party Requester (on behalf of Cisco Systems, Inc.) filed a Notice of Election to Participate in the Appeal.

On November 25, 2015, we were named a defendant in the suit 2-Way Computing, Inc. (2-Way) v. 8x8, Inc., filed in the U.S. District Court for the District of Nevada (Case No. 2:15-cv-02228-GMN-CWH). 2-Way also concurrently sued five other defendants for infringing the same patent. In response to our Motion to Dismiss, 2-Way filed an Amended Complaint on April 6, 2016. The suit alleges infringement of a patent which expired in 2012. We have not yet responded to the Amended Complaint. We cannot estimate or comment on potential liability in this case at this early stage of the litigation, except to note that 2-Way cannot pursue an injunction due to the patent expiration and 2-Way's alleged damages are limited to a time frame beginning in about 2010 and ending with the patent's expiration in 2012.

On April 16, 2015, we were named as a defendant in a lawsuit, Slocumb Law Firm v. 8x8, Inc., filed in the United States District Court for the Middle District of Alabama. The Slocumb Law Firm alleges that it purchased certain business services from the Company that did not perform as advertised or expected, and has asserted various causes of actions including fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On June 10, 2015, the United States Magistrate Judge issued a Report and Recommendation that the Court grant our motion to stay the case and compel the Slocumb Law Firm to arbitrate its claims against us in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from the Company. We have not yet received a formal arbitration demand from the Slocumb Law Firm, nor has discovery commenced. We intend to vigorously defend ourselves against Slocumb Law Firm's claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "EGHT" and is listed on the Nasdaq Global Select Market of the Nasdaq Stock Market national securities exchange.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 27, 2016, there were 237 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2016:
First quarter	$9.49	$8.34
Second quarter	$9.05	$7.62
Third quarter	$12.17	$8.16
Fourth quarter	$12.91	$9.29

Fiscal 2015:
First quarter	$11.07	$6.80
Second quarter	$8.47	$6.49
Third quarter	$9.31	$5.80
Fourth quarter	$9.15	$7.06

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2011 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Issuer Purchases of Equity Securities

The activity under the Repurchase Plans for the three months ended March 31, 2016 is summarized as follows:

			Total Number	Approximate
			of Shares	Dollar
			Purchased	Value of Shares
	Total	Weighted	as Part of	that May Yet
	Number of	Average	Publicly	be Purchased
	Shares	Price Paid	Announced	Under the
	Purchased	Per Share	Program	Program

January 1 - January 31, 2016	-	$-	-	$19,595,138

February 1 - February 28, 2016	-	-	-	19,595,138

March 1 - March 31, 2016	-	-	-	$15,000,000 *

Total	-	$-	-

* The share repurchase program approved by the Board of Directors in February 2015 for the purchase up to $20.0 million shares, expired on February 29, 2016. The expiration resulted in a 4,595,138 decrease in the dollar amount of shares that may be purchased under the repurchase program. See Note 8 in notes to the consolidated financial statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of 8x8 Inc. for each year in the five year period ended March 31, 2016.  The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Total revenues	$209,336	$162,413	$128,597	$103,786	$83,372
Net income (loss)	$(5,120)	$1,926	$2,514	$13,939	$69,228
Net income (loss) per share:
Basic	$(0.06)	$0.02	$0.03	$0.20	$1.04
Diluted	$(0.06)	$0.02	$0.03	$0.19	$0.99
Total assets	$313,452	$295,624	$299,203	$152,611	$130,733
Accumulated deficit	$(109,859)	$(104,739)	$(106,665)	$(109,179)	$(123,118)
Total stockholders' equity	$275,306	$272,211	$278,178	$137,033	$118,450

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider of cloud-based, enterprise-class software solutions that transform the way businesses communicate and collaborate globally. Our comprehensive software platform brings together the power of cloud, mobile, collaboration, video and data science technologies to enhance the way employees communicate with each other, and how they connect and interact with their customers. Our integrated, "pure-cloud" offering combines global voice, conferencing, messaging and video with integrated workflows and big data analytics on a single platform to enable increased team productivity, better customer engagement and real-time insights into business performance. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of communications services.

SUMMARY AND OUTLOOK

In fiscal year 2016, we displayed continued momentum in four key areas of our business. First, our increased focus on mid-market and distributed enterprise customers resulted in more than 48% of our total service revenue coming from this customer segment, compared with 42% in fiscal 2015. Over the course of the fiscal year, we continued to show an increase in our average monthly service revenue per customer (ARPU). In the fourth quarter of fiscal 2016, our ARPU grew 20% to $385, compared with $320 in the same period of fiscal 2015. The increase resulted from our success in selling a greater number of subscriptions to larger, more established customers.

Second, we continued the advancement of our technology and product innovation with the expansion and enhancement of our integrated communications software suite. We released our new Virtual Office Meetings product, a high definition video conferencing and collaboration solution that enables secure, continuous communication from any device, anywhere in the world. We also released next-generation capabilities for our Virtual Contact Center solution, including a global tenant that seamlessly connects an organization's international agents over a single platform, cloud-native quality management, analytics that monitor and improve the customer journey, and a pre-built CRM integration tool.

Third, we have made significant progress with our enterprise customer deployments. We continue to deploy our solutions for multiple global enterprise customers with 1,000 - 10,000 seats in the US, Canada, Australia, Philippines, UK, Czech Republic, Uruguay, Singapore, Hong Kong, Japan, and many others. Our patent pending "Elite Touch" professional services program employs a comprehensive success enablement methodology that ensures the fastest time to value for customers with large and complex requirements that typically involve multiple sites, global implementations or integration with CRM or other back end systems.

Fourth, we continued to build on our Global Reach® initiative by broadening our presence and service delivery capabilities to support our customers who currently are operating in 114 countries. Beyond serving the needs of existing customers, it is our intent to penetrate these markets through a variety of additional methods including strategic alliances, partners and acquisitions.

To support these initiatives and strengthen our business, we intend to continue investing in research and development and sales and marketing in fiscal 2017 at rates comparable to the third and fourth quarters of fiscal 2016.

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

Revenue Recognition

Our revenue recognition policies are described in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

We recognize revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, we record shipments to distributors, retailers, channel partners, and resellers, where the right of return exists, as deferred revenue. We defer recognition of revenue on product sales to distributors, retailers, channel partners, and resellers until the products have been sold to the end customer.

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

Multiple Element Arrangements

ASC 605-25, Revenue Recognition - Multiple Element Arrangements, requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  The provisioning of the 8x8 cloud communication and collaboration software solutions with the accompanying 8x8 IP telephone constitutes a revenue arrangement with multiple deliverables.  For arrangements with multiple deliverables, we allocate the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

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

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2016, the accounts receivable balance was $11.1 million, net of an allowance for doubtful accounts of $0.6 million, including a reserve for disputed credits, and an estimated returns reserve of $0.2 million. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which include net operating loss and tax credit carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. During the fourth quarter of fiscal 2016 and 2015, we evaluated the need for a valuation allowance against our net deferred tax asset and concluded that we needed less of an allowance. Therefore, we decreased our valuation allowance by approximately $1.1 million and $1.5 million, as certain California net operating losses will not be utilized as they have expired in fiscal 2016 and 2015. During the fourth quarters of fiscal 2014, we evaluated the need for a valuation allowance against our net deferred tax asset and concluded that an additional allowance was needed. Therefore, we increased our valuation allowance related to our state and federal net operating loss and tax credit carryovers which resulted in reversals of previous income statement credits of approximately $1.3 million. We determined that an increase in our valuation allowance was appropriate as a result of the change in the net income apportionment methodology in California and the acquisition of Voicenet in the third quarter of fiscal 2014. In making this determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of March 31, 2016, the net deferred tax asset on the consolidated balance sheet represented the projected tax benefit we expect to realize. We continue to maintain a valuation allowance against the portion of our deferred tax assets that we believe is more likely than not to be used to reduce our income tax liability.

We have received inquiries, demands or audit requests from several state, municipal and 9-1-1 taxing agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We recorded $0.4 million, $0.1 million and $0.1 million of expense for the years ended March 31, 2016, 2015 and 2014, respectively, for estimated tax exposure for such assessments.

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

We recognize stock-based compensation expense in the Consolidated Statements of Operations for fiscal 2016, 2015 and 2014, based on ASC 718 criteria. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures. Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method and includes the impact of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation, we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For the twelve months ended March 31, 2016, 2015 and 2014, we used the historical volatility of our stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expected to remain outstanding. We established expected life assumptions through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

To value restricted performance stock units under the Equity Compensation Plans, we used a Monte Carlo simulation model.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk-free interest rates, and future dividend payments.  For the twelve months ended March 31, 2016, 2015 and 2014, we used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Business customers average monthly
service revenue per customer (1)	$ 385	$ 369	$ 360	$ 353	$ 320
Monthly business service revenue churn (2)(3)	0.4%	1.2%	0.7%	1.0%	0.5%

Overall service margin	81%	80%	80%	81%	81%
Overall product margin	-18%	-21%	-15%	-18%	-19%
Overall gross margin	72%	72%	73%	73%	73%

____________

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

(3)

Excludes DXI business customer service revenue churn for the periods ended June 30, September 30, December 31, 2015, and March 31, 2016. DXI churn is excluded because revenue recorded by DXI is tied to usage levels and are not correlated with customer turnover.

We believe it is useful to monitor these metrics together and not individually, as we do not make business decisions based upon any single metric.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

We have minimal seasonality in our business but typically sales of new subscriptions in our fourth fiscal quarter are greater than in any of the first three quarters of the fiscal year. We believe this occurs because the customers we target have a tendency to spend a relatively greater portion of their annual capital budgets at the beginning of the calendar year compared with each of the last three quarters of the year.

REVENUE

	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Service revenue	$192,241	$148,208	$116,607	$44,033	29.7%	$31,601	27.1%
Percentage of total revenue	91.8%	91.3%	90.7%

Service revenue consists primarily of revenues attributable to the provision of our 8x8 cloud communication and collaboration software solutions. We expect that cloud software solutions service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

The increase in fiscal year 2016, compared with fiscal year 2015, was primarily attributable to an increase in our business customer subscriber base (net of customer churn) in particular, to mid-market and enterprise customers, revenue of approximately $10.0 million from customers acquired as part of the DXI acquisition, and an increase in the average monthly service revenue per customer. Our business service subscriber base grew from approximately 41,600 customers at the end of fiscal 2015 to approximately 45,700 customers on March 31, 2016. Average monthly service revenue per customer for the fiscal year increased from $305 for fiscal 2015 to $367 for fiscal 2016. We expect growth in the number of business customers and average monthly service revenue per customer to continue to grow in fiscal 2017.

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

	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Product revenue	$17,095	$14,205	$11,990	$2,890	20.3%	$2,215	18.5%
Percentage of total revenue	8.2%	8.7%	9.3%

Product revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service.

The increase in fiscal year 2016 from fiscal year 2015 resulted from a $2.9 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

The increase in fiscal year 2015 from fiscal year 2014 resulted from a $2.2 million increase in product revenue attributable to growth in our business customer subscriber base, for which we have been subsidizing equipment purchases.

No single customer represented more than 10% of our total revenues during fiscal 2016, 2015 or 2014.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment and the customer's service address (in thousands):

	Years Ended March 31,
	2016	2015	2014
Americas (principally US)	87%	92%	97%
Europe	12%	7%	2%
Asia Pacific	1%	1%	1%
	100%	100%	100%

COST OF REVENUE

	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Cost of service revenue	$37,078	$29,701	$22,445	$7,377	24.8%	$7,256	32.3%
Percentage of service revenue	19.3%	20.0%	19.2%

Cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third party carriers and technology license and royalty expenses.

The increase in cost of service revenue for fiscal 2016 from fiscal 2015 was primarily due to a $2.0 million increase in third party network service expenses, a $1.6 million increase in amortization expense, a $1.4 million increase in payroll and related expenses, a $0.5 million increase in depreciation, a $0.5 million increase in licenses and fees, and a $0.5 million increase in stock-based compensation expenses.

The increase in cost of service revenue for fiscal 2015 from fiscal 2014 was primarily due to a $3.5 million increase in third party network service expenses, a $1.5 million increase in payroll and related expenses, a $1.0 million increase in depreciation, and a $0.3 million increase in stock-based compensation expenses.

	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Cost of product revenue	$20,168	$15,863	$15,170	$4,305	27.1%	$693	4.6%
Percentage of product revenue	118.0%	111.7%	126.5%

The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. We allocate a portion of service revenues to product revenues but these revenues are less than the cost of the product.

The increase in the cost of product revenue for fiscal 2016 from fiscal 2015 was primarily due to a $3.6 million increase in the shipment of equipment to our business customers, a $0.3 million increase in freight costs, and a $0.2 million increase to warranty expense.

The increase in the cost of product revenue for fiscal 2015 from fiscal 2014 was primarily due to a $1.5 million increase in the shipment of equipment to our business customers, a $0.1 million increase in freight costs, offset by a $0.9 million decrease in warranty expense.

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Research and development	$24,040	$15,118	$11,633	$8,922	59.0%	$3,485	30.0%
Percentage of total revenue	11.5%	9.3%	9.0%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the fiscal year ended March 31, 2016, we expensed all research and development costs as they were incurred in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, and we capitalized $0.9 million of payroll and related costs in accordance with ASC 350-40, Goodwill and Other - Internal-Use Software.

The increase in research and development expenses for fiscal 2016 from fiscal 2015 was primarily attributable to a $6.5 million increase in payroll and related expenses, and a $1.4 million increase in stock-based compensation expenses, a $0.3 million increase in temporary personnel, consulting and outside service expenses partially offset by $0.9 million of payroll and related costs capitalized in accordance with ASC 350-40.

The increase in research and development expenses for fiscal 2015 from fiscal 2014 was primarily attributable to a $0.8 million increase in payroll and related expenses, a $0.8 million increase in temporary personnel, consulting and outside service expenses and a $0.5 million increase in stock-based compensation expenses, partially offset by $1.5 million of payroll and related costs capitalized in accordance with ASC 350-40.

SALES AND MARKETING EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Sales and marketing	$109,379	$80,667	$60,906	$28,712	35.6%	$19,761	32.4%
Percentage of total revenue	52.3%	49.7%	47.4%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade shows, advertising and other marketing and promotional expenses.

The increase in sales and marketing expenses for fiscal 2016 from fiscal 2015 was primarily due to a $13.8 million increase in payroll and related expenses from an increase in our sales force, deployment engineering, customer success teams, and from the acquisition of DXI, a $3.5 million increase in third party sales commissions, a $2.6 million increase in temporary personnel, consulting and outside service expenses, a $2.3 million increase in stock-based compensation expenses, a $1.2 million increase in travel and meal expenses, a $1.1 million increase in advertising, a $0.6 million increase in trade show expenses, a $0.5 million increase in credit card processing fees, a $0.3 million increase in amortization expense due to intangibles acquired in acquisitions, and a $0.2 million increase in depreciation expense.

The increase in sales and marketing expenses for fiscal 2015 from fiscal 2014 was primarily due to a $11.2 million increase in payroll and related expenses from an increase in our sales force, deployment engineering, customer success teams, and from the acquisition of Voicenet, a $1.9 million increase in third party sales commissions, a $1.4 million increase in stock-based compensation expenses, a $0.9 million increase in temporary personnel, consulting and outside service expenses, a $0.7 million increase in travel and meal expenses, a $0.6 million increase in amortization expense due to intangibles acquired in acquisitions, a $0.6 million increase in trade show expenses, a $0.4 million increase in credit card processing fees, a $0.2 million increase in expensed computer, software and light furniture, offset by a $0.3 million decrease in bad debt expenses and a $0.2 million decrease in advertising expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
General and administrative	$25,745	$18,182	$15,368	$7,563	41.6%	$2,814	18.3%
Percentage of total revenue	12.3%	11.2%	12.0%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

The increase in general and administrative expenses for fiscal 2016 from fiscal 2015 was primarily due to a $2.6 million increase in stock-based compensation expenses, a $1.7 million increase in payroll and related expenses, a $0.9 million increase in temporary personnel, consulting and outside service expenses, a $0.8 million increase in facility lease and maintenance expenses, a $0.5 million increase in accounting and tax expenses, and a $0.2 million increase in licenses and fees expenses.

The increase in general and administrative expenses for fiscal 2015 from fiscal 2014 was primarily due to a $1.7 million increase in payroll and related expenses, a $1.0 million increase in legal expenses, a $0.3 million increase in recruiting expenses, a $0.2 million increase in facility lease and maintenance expenses, offset by a $0.6 million decrease in stock-based compensation expenses.

GAIN ON PATENT SALE

	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Gain on patent sale	$-	$(1,000)	$-	$1,000	100.0%	$(1,000)	100.0%
Percentage of total revenue	0.0%	-0.6%	0.0%

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

INTEREST INCOME AND OTHER, NET
	Years Ended March 31,			Year-over-Year Change
	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Interest income and other, net	$1,107	$833	$742	$274	32.9%	$91	12.3%
Percentage of total revenue	0.5%	0.5%	0.6%

This item primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2016, 2015 and 2014.

(BENEFIT) PROVISION FOR INCOME TAXES
	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
(Benefit) provision for income taxes	$(847)	$2,789	$2,219	$(3,636)	-130.4%	$570	25.7%
Percentage of total revenue	-0.4%	1.7%	1.7%

We recorded an income tax benefit of ($0.8) million in fiscal year 2016, all of which related to net loss from operations. During the fourth quarter of fiscal 2016, we evaluated the need for a valuation allowance against our net deferred tax assets and determined that a decrease of $1.1 million was needed as certain California net operating losses carryforwards having expired in fiscal 2016.

We recorded an income tax provision of $2.8 million in fiscal year 2015, all of which related to net income from operations. During the fourth quarter of fiscal 2015, we evaluated the need for a valuation allowance against our net deferred tax asset and determined that a decrease of $1.5 million was needed as certain California net operating losses carryforwards having expired in fiscal 2015.

At March 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of approximately $137.9 million and $38.7 million, respectively that expire at various dates between 2017 and 2036. In addition, at March 31, 2016, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $4.5 million and $6.2 million, respectively. The federal income tax credit carryforwards will expire between 2021 and 2036, while the California income tax credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be limited in certain circumstances.

At March 31, 2016 and 2015, we had net deferred tax assets before valuation allowances of approximately $52.3 million and $52.5 million, respectively.

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION
	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Income from discontinued
operations, net of income tax provision	$-	$-	$320	$-	N/A	$(320)	-100.0%
Percentage of total revenue	0.0%	0.0%	0.2%

On September 30, 2013, we sold our dedicated server hosting business. The current and historical results of our dedicated server hosting business have been reclassified to income from discontinued operations, net of income tax provision. For the years ended March 31, 2016, 2015 and 2014, income taxes were $0, $0, and $0.3 million, respectively.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION
	Years Ended March 31,			Year-over-Year Change
	2016	2015	2014	2015 to 2016		2014 to 2015
	(dollar amounts in thousands)
Gain on disposal of discontinued
operations,net of income tax provision	$-	$-	$596	$-	N/A	$(596)	-100.0%
Percentage of total revenue	0.0%	0.0%	0.5%

For the year ended March 31, 2014, we recorded a gain on disposal of our dedicated server hosting business of $1.1 million, net of a tax provision of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $162.9 million of cash and cash equivalents and investments. By comparison, at March 31, 2015, we had $177.1 million in cash and cash equivalents and investments. During fiscal 2016, we repurchased approximately 1.4 million shares of our common stock on the market for a total of approximately $11.7 million of which $11.2 million were related to our stock repurchase program, and $0.5 million related to shares withheld for employee payroll taxes. We currently have no borrowing arrangements. We believe we have sufficient liquidity to fund operations for the foreseeable future. In addition, we have a shelf registration statement that would allow us to raise up to an additional $123.7 million from the sale of new securities of ours.

2016 to 2015

Net cash provided by operating activities for fiscal 2016 was $23.6 million, compared with $21.2 million provided by operating activities for fiscal 2015. Cash used in or provided by operating activities has historically been affected by:

  the amount of net income or loss;

  sales of subscriptions;

  changes in working capital accounts, particularly in deferred revenue due to timing of annual plan renewals;

  add-backs of non-cash expense items such as deferred income tax, depreciation and amortization; and

  the expense associated with stock options and stock-based awards.

Net cash used in investing activities was $36.3 million in fiscal 2016, compared with $12.2 million used in investing activities in fiscal 2015. The increase in cash used in investing activities during fiscal 2016 was primarily related to the purchase of investments ($126.7 million) and the acquisition of businesses ($23.2 million). The increase in cash used in investing activities during fiscal 2016 was partially offset by the sale of investments ($56.3) million and proceeds from maturities of investments ($64.4 million).

Net cash used in financing activities was $7.2 million in fiscal 2016, compared with $14.9 million used in financing activities in fiscal 2015. Our financing activities for fiscal 2016 used cash of approximately $11.7 million for the repurchase of our common stock ($11.2 million under our stock repurchase program and $0.5 million for share withheld for payroll taxes). The used in financing activities in fiscal 2016 was partially offset by $4.8 million proceeds from the issuance of common stock under the employee stock purchase plan.

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

Net cash used in financing activities was $14.9 million in fiscal 2015, compared with $130.5 million provided by financing activities in fiscal 2014. Our financing activities for fiscal 2015 provided cash of $4.5 million due to issuance of common stock under our employee stock purchase plan and the issuance of shares related to the exercise of options, which was offset by approximately $19.3 million ($19.2 million under our stock repurchase program and $0.1 million for shares withheld for payroll taxes).

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2016 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Capital leases	$608	$540	$349	$-	$-	$-	$1,497
Office leases	3,663	3,552	3,645	2,862	283	-	14,005
Purchase obligations
Third party customer support provider	2,158	-	-	-	-	-	2,158
Third party network service providers	2,572	891		-	-	-	3,463
Open purchase orders	48	-	-	-	-	-	48
	$9,049	$4,983	$3,994	$2,862	$283	$-	$21,171

Our capital lease obligations consist of leases for computer equipment.

Our office lease obligations consist of our principal facility and various leased facilities under operating lease agreements, which expire on various dates from fiscal 2017 through fiscal 2021. The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019.

In the third quarter of 2010, we amended our contract with one of our third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. As the agreement requires a 150-day notice to terminate, the total remaining obligation under the contract was $2.2 million at March 31, 2016.

We have entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2017 through 2018. At March 31, 2016, the total remaining obligations under these contracts were $3.5 million.

At March 31, 2016, we had open purchase orders of $48,000, primarily related to inventory purchases from our contract manufacturers.  These purchase commitments are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services.

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

During the years ended March 31, 2016 and 2015, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company), as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Management's Report on Internal Control Over Financial Reporting, on May 29, 2015, the Company acquired DXI Group Limited ("DXI"). For the purposes of assessing internal control over financial reporting, management excluded DXI, whose financial statements constitute 1% of the Company's consolidated total assets (excluding $20.4 million of goodwill and intangible assets, net, which were integrated into the Company's control environment) and 5% of consolidated net revenues as of and for the year ended March 31, 2016, respectively. Accordingly, our audit did not include the internal control over financial reporting of DXI. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc., as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
May 31, 2016

49

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$33,576	$53,110
Short-term investments	129,274	123,984
Accounts receivable, net	11,070	6,642
Inventory	520	704
Deferred cost of goods sold	634	428
Deferred tax asset	5,382	4,454
Other current assets	5,444	2,274
Total current assets	185,900	191,596
Property and equipment, net	12,375	10,248
Intangible assets, net	21,464	12,260
Goodwill	47,420	36,887
Non-current deferred tax asset	43,189	43,169
Other assets	3,104	1,464
Total assets	$313,452	$295,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,954	$7,775
Accrued compensation	10,063	5,741
Accrued warranty	326	339
Accrued taxes	5,200	2,800
Accrued outside commissions	2,186	442
Deferred revenue	1,925	1,768
Other accrued liabilities	4,080	2,965
Total current liabilities	34,734	21,830

Non-current liabilities	3,258	1,352
Non-current deferred revenue	154	231
Total liabilities	38,146	23,413

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2016 and 2015	-	-
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 89,213,205 shares and 88,065,528 shares
at March 31, 2016 and 2015, respectively	89	88
Additional paid-in capital	389,260	378,971
Accumulated other comprehensive loss	(4,184)	(2,109)
Accumulated deficit	(109,859)	(104,739)
Total stockholders' equity	275,306	272,211
Total liabilities and stockholders' equity	$313,452	$295,624

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2016	2015	2014
Service revenue	$192,241	$148,208	$116,607
Product revenue	17,095	14,205	11,990
Total revenue	209,336	162,413	128,597

Operating expenses:
Cost of service revenue	37,078	29,701	22,445
Cost of product revenue	20,168	15,863	15,170
Research and development	24,040	15,118	11,633
Sales and marketing	109,379	80,667	60,906
General and administrative	25,745	18,182	15,368
Gain on patent sale	-	(1,000)	-
Total operating expenses	216,410	158,531	125,522
Income (loss) from operations	(7,074)	3,882	3,075
Other income, net	1,107	833	742
Income (loss) from continuing operations before
provision (benefit) for income taxes	(5,967)	4,715	3,817
Provision (benefit) for income taxes	(847)	2,789	2,219
Income (loss) from continuing operations	(5,120)	1,926	1,598
Income from discontinued operations,
net of income tax provision	-	-	320
Gain on disposal of discontinued operations,
net of income tax provision of $456	-	-	596
Net income (loss)	$(5,120)	$1,926	$2,514

Income (loss) per share - continuing operations:
Basic	$(0.06)	$0.02	$0.02
Diluted	$(0.06)	$0.02	$0.02

Income per share - discontinued operations:
Basic	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.01

Net income (loss) per share:
Basic	$(0.06)	$0.02	$0.03
Diluted	$(0.06)	$0.02	$0.03

Weighted average number of shares:
Basic	88,477	89,071	78,310
Diluted	88,477	91,652	81,658

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended March 31,
	2016	2015	2014
Net income (loss)	$(5,120)	$1,926	$2,514
Other comprehensive income (loss), net of tax
Unrealized loss on investments in securities	(50)	(26)	(41)
Foreign currency translation adjustment	(2,025)	(2,513)	507
Comprehensive income (loss)	$(7,195)	$(613)	$2,980

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2013	72,108,980	$72	$246,176	$(36)	$(109,179)	$137,033
Issuance of common stock, net of
issuance costs	14,375,000	14	125,736	-	-	125,750
Issuance of common stock under
stock plans	2,091,435	2	5,165	-	-	5,167
Repurchase of common stock	(50,400)	-	(489)	-	-	(489)
Stock-based compensation expense	-	-	7,595	-	-	7,595
Income tax benefit from stock-
based compensation	-	-	142	-	-	142
Unrealized investment loss	-	-	-	(41)	-	(41)
Foreign currency translation adjustment	-	-	-	507	-	507
Net income	-	-	-	-	2,514	2,514
Balance at March 31, 2014	88,525,015	88	384,325	430	(106,665)	278,178
Issuance of common stock under
stock plans	2,043,781	2	4,525	-	-	4,527
Cost of issuance of common stock			(8)			(8)
Repurchase of common stock	(2,503,268)	(2)	(19,369)	-	-	(19,371)
Stock-based compensation expense	-	-	9,347	-	-	9,347
Income tax benefit from stock-
based compensation	-	-	151	-	-	151
Unrealized investment loss	-	-	-	(26)	-	(26)
Foreign currency translation adjustment	-	-	-	(2,513)	-	(2,513)
Net income	-	-	-	-	1,926	1,926
Balance at March 31, 2015	88,065,528	88	378,971	(2,109)	(104,739)	272,211
Issuance of common stock under
stock plans	2,218,470	2	5,386	-	-	5,388
Cost of issuance of common stock			(3)			(3)
Repurchase of common stock	(1,422,837)	(1)	(11,652)	-	-	(11,653)
Stock-based compensation expense	-	-	16,334	-	-	16,334
Issuance of common stock for
acquisition of DXI	352,044	-	-	-	-	-
Income tax benefit from stock-
based compensation	-	-	224	-	-	224
Unrealized investment loss	-	-	-	(50)	-	(50)
Foreign currency translation adjustment	-	-	-	(2,025)	-	(2,025)
Net loss	-	-	-	-	(5,120)	(5,120)
Balance at March 31, 2016	89,213,205	$89	$389,260	$(4,184)	$(109,859)	$275,306

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(5,120)	$1,926	$2,514
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,994	3,540	2,567
Amortization of intangibles	3,557	2,232	1,643
Impairment of long-lived assets	640	-	-
Amortization of capitalized software	456	341	147
Net accretion of discount and amortization of
premium on marketable securities	740	896	114
Gain on disposal of discontinued operations	-	-	(596)
Gain on escrow settlement	-	-	(565)
Stock-based compensation expense	16,334	9,347	7,595
Tax benefit from stock-based compensation expense	(224)	(151)	(142)
Deferred income tax (benefit) expense	(1,493)	2,390	2,266
Other	533	256	650
Changes in assets and liabilities:
Accounts receivable	(4,539)	(1,529)	(1,575)
Inventory	136	52	(276)
Other current and noncurrent assets	(1,432)	(196)	(488)
Deferred cost of goods sold	(224)	(207)	163
Accounts payable	2,473	610	(1,237)
Accrued compensation	3,566	1,632	488
Accrued warranty	(13)	(321)	208
Accrued taxes	2,292	490	276
Accrued outside commissions	1,744	(5)	202
Deferred revenue	(273)	(1,065)	681
Other current and noncurrent liabilities	(580)	1,002	282
Net cash provided by operating activities	23,567	21,240	14,917

Cash flows from investing activities:
Acquisitions of property and equipment	(4,894)	(5,826)	(2,853)
Cost of capitalized software	(2,095)	(724)	(755)
Purchase of investments - available for sale	(126,723)	(106,021)	(141,604)
Sales of investments - available for sale	56,302	36,764	24,219
Proceeds from maturities of investments - available for sale	64,361	63,546	-
Acquisition of businesses, net of cash acquired	(23,246)	-	(18,474)
Proceeds from disposition of discontinued operations, net of transaction costs	-	-	3,000
Net cash used in investing activities	(36,295)	(12,261)	(136,467)

Cash flows from financing activities:
Capital lease payments	(446)	(149)	(85)
Payment of contingent consideration	(200)	-	-
Repurchase of common stock	(11,653)	(19,371)	(489)
Tax benefit from stock-based compensation expense	224	151	142
Proceeds from issuance of common stock, net of issuance costs	-	-	125,750
Proceeds from issuance of common stock under employee stock plans	4,827	4,455	5,167
Net cash (used in) provided by financing activities	(7,248)	(14,914)	130,485

Effect of exchange rate changes on cash	442	(114)	(81)
Net (decrease) increase in cash and cash equivalents	(19,534)	(6,049)	8,854
Cash and cash equivalents, beginning of year	53,110	59,159	50,305
Cash and cash equivalents, end of year	$33,576	$53,110	$59,159

Supplemental and non-cash disclosures:
Acquisition of property and equipment, net in connection with
acquisitions of businesses	$1,453	$-	$956
Acquisition of capital lease in connection with acquisitions of businesses	1,332	-	216
Equipment acquired under capital leases	573	-	-
Cash paid for interest	44	5	5
Cash paid for income taxes	445	159	427

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company is a provider of cloud-based, enterprise-class software solutions that transform the way businesses communicate and collaborate globally. The Company's comprehensive software platform brings together the power of cloud, mobile, collaboration, video and data science technologies to enhance the way employees communicate with each other, and how they connect and interact with their customers. The Company's integrated, "pure-cloud" offering combines global voice, conferencing, messaging and video with integrated workflows and big data analytics on a single platform to enable increased team productivity, better customer engagement and real-time insights into business performance. Since fiscal 2004, substantially all of our revenue has been generated from the sale, license and provision of communications services. Prior to fiscal 2003, our focus was on our Voice over Internet Protocol semiconductor business.

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

Acquisitions

In November 2013, the Company entered into a share purchase agreement with the shareholders and option holders of Voicenet Solutions Limited, a provider of cloud communications and collaboration services in the United Kingdom.

In May 2015, the Company entered into a share purchase agreement with the shareholders of DXI Limited, API Telecom Limited, Easycallnow Limited and RAS Telecom Limited, a provider of in cloud-based outbound and blended contact center solutions,

In June 2015, the Company entered into an asset purchase agreement with the shareholder of Quality Software Corporation and other parties affiliated with the shareholder and Quality Software Corporation, a developer of cloud-native quality management capabilities and analytics.

See Note 13 for further discussion.

Reclassification

Certain amounts previously reported within the Company's consolidated balance sheets and statements of cash flows have been reclassified to conform to the current period presentation. The reclassification had no impact on the Company's previously reported net income (loss), cash flows, or basic or diluted net income per share amounts.

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

The Company recognizes revenue from product sales for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, the Company records shipments to distributors, retailers, channel partners, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on product sales to distributors, retailers, channel partners, and resellers until the products have been sold to the end customer.

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

The Company's investments are comprised of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, agency bonds, international government securities, certificates of deposit and money market funds. At March 31, 2016 and 2015, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income, net in the consolidated statements of operations and computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of a major financial institution.

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

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the Consolidated Statements of Operations.

Construction in progress primarily relates to costs to acquire or internally develop software for internal use not fully completed as of March 31, 2016.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, such as property and equipment, definite lived intangibles or capitalized software, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. See Note 5 for further discussion on impairment charges incurred as of March 31, 2016.

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

In fiscal 2016 and 2015, the Company capitalized approximately $0 of software development costs in accordance with ASC 985-20. At March 31, 2016 and 2015, total capitalized software development costs included in other long-term assets was approximately $0 and $1.0 million, respectively, and accumulated amortization costs related to capitalized software was approximately $0 million and $0.5 million, respectively.

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40), which requires capitalization of certain software development costs incurred during the application development stage. In fiscal 2016, the Company capitalized $3.4 million in accordance with ASC 350-40, of which $0.8 million is classified as property and equipment and $2.1 million is classified as other long-term assets. In fiscal 2015, the Company capitalized $1.5 million in accordance with ASC 350-40, of which $0.8 million is classified as property and equipment and $0.7 million is classified as other long-term assets. At March 31, 2016, total capitalized software development costs included in property and equipment and other long-term assets was approximately $1.2 and $2.5 million, respectively, and accumulated amortization costs related to capitalized software was approximately $0.2 million and $0, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $8.5 million, $6.8 million and $7.3 million for the years ended March 31, 2016, 2015 and 2014, respectively.

FOREIGN CURRENCY TRANSLATION

The Company has determined that the functional currencies of all its foreign subsidiaries are the subsidiary's local currency. The Company believes this most appropriately reflects the current economic facts and circumstances of the Company's subsidiaries operations. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity in the consolidated balance sheets.

BUSINESS SEGMENTS

The Company has two reportable segments, Americas and Europe. The Company's chief operating decision makers, the Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer, evaluate performance of the Company and makes decisions regarding allocation of resources based on geographical results (see Note 12).

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

The Company sells its products to business customers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. At March 31, 2016 and 2015, no customer accounted for more than 10% of accounts receivable.

The Company purchases all of its hardware products from suppliers that manufacturer the hardware directly. The inability of any supplier to fulfill supply requirements of the Company could materially impact future operating results, financial position or cash flows. If any of these suppliers fail to perform on their obligations to the Company, such failure to fulfill supply requirements of the Company could materially impact future operating results, financial position and cash flows.

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

To value option grants, stock purchase rights and restricted stock units under the Equity Compensation Plans for stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. For fiscal years 2016, 2015 and 2014, the Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest is based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout. Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

The Company issued restricted performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2016:

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

The Company issued restricted (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service. For the market-based restricted performance stock units issued during the fiscal year ended March 31, 2015:

  the number of shares of the Company's stock to be received at vesting if applicable service requirements are also met will range from 0% to 100% of the target amount based total shareholder return ("TSR"), which compares the performance of the price per share of the Company's common stock with the NASDAQ Composite Index ("Index") for the three performance periods ending March 31, 2016, March 31, 2017 and March 31, 2018, for the fiscal year ended March 31, 2015; and for the three performance periods ending March 31, 2015, March 31, 2016 and March 31, 2017 for the fiscal year ended March 31, 2014, in the following manner: where in each such measurement period, (1) if the performance return on the price per share of the Company's common stock exceeds the performance return on the NASDAQ Composite Index, (which shall be determined by subtracting the percentage return on the NASDAQ Composite Index from the percentage return on the price per share of the Common Stock), then all of the TSR Performance Shares for such measurement period will be deemed earned and will vest; (2) if the performance return on the price per share of Common Stock is more than 50% lower than the performance return on the NASDAQ Composite Index, then none of the TSR Performance Shares for such measurement period will be deemed earned and will vest; and (3) if the performance return on the price per share of Common Stock is between 0% and 50% lower than the performance return on the NASDAQ Composite Index, then the number of TSR Performance Shares deemed earned and vesting for such measurement period will be reduced by 2% for each 1% by which the performance return on the NASDAQ Composite Index exceeds the performance return on the Common Stock, (4) if the performance return on the price per share of Common Stock is between 0% and 50% higher than the performance return on the NASDAQ Composite Index, then the number of TSR Performance Shares deemed earned and vesting for such measurement period will increase by 2% for each 1% by which the performance return on the Common Stock exceeds the performance return on the NASDAQ Composite Index, and the number of shares of the Company's stock to be received at vesting will range from 0% or 100% of the target amount based on four tranches, with each tranche vesting at the later of (a) the satisfaction of the applicable service-based vesting requirement for that tranche, and (b) on the first date that the average stock price of the Company's common stock for a consecutive 30 trading day period exceeds 150% of the grant date stock price. The minimum service vesting requirement for each tranche is as follows:

Tranche 1: One year following the date of the grant

Tranche 2: Two years following the date of the grant

Tranche 3: Three years following the date of the grant

Tranche 4: Four years following the date of the grant

Market-based restricted performance stock units are valued using a Monte Carlo simulation model on the date of grant. Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk-free interest rates, and future dividend payments.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive (loss) income is due to foreign currency translation adjustments and unrealized gains or losses on investments classified as available-for-sale.

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

In January 2016, the Company entered into a 48-month lease for additional office space near the Company's US headquarters. In April 2016, the lease was amended for actual move in date. Base rent begins at $105,628 and increases 3% each year thereafter. Future minimum annual lease payments under this lease is included in "Leases" in Note 7.

At March 31, 2016, total deferred rent included in other accrued liabilities and non-current liabilities was $0.3 million and $1.0 million, respectively. At March 31, 2015, total deferred rent included in other accrued liabilities and non-current liabilities was $0.3 million and $1.3 million, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on April 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Topic 805 requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendment requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

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

In February 2016, the FASB issued 2016-02, Leases (Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The update also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The update requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.

This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

The amendment is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted.  The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$18,596	$-	$-	$18,596	$18,596	$-
Level 1:
Money market funds	14,980	-	-	14,980	14,980	-
Mutual funds	2,000	-	(187)	1,813	-	1,813
Subtotal	35,576	-	(187)	35,389	33,576	1,813
Level 2:
Commercial paper	6,794	2	-	6,796	-	6,796
Corporate debt	85,164	78	(28)	85,214	-	85,214
Municipal securities	1,007	-	(1)	1,006	-	1,006
Asset backed securities	24,614	7	(11)	24,610	-	24,610
Mortgage backed securities	2,045	-	(17)	2,028	-	2,028
Agency bond	6,805	1	-	6,806	-	6,806
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	127,429	89	(57)	127,461	-	127,461
Total assets	$163,005	$89	$(244)	$162,850	$33,576	$129,274
Level 3:
Contingent consideration	$-	$-	$-	$341	$-	$-
Total liabilities	$-	$-	$-	$341	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2015	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$24,734	$-	$-	$24,734	$24,734	$-
Level 1:
Money market funds	28,376	-	-	28,376	28,376	-
Mutual funds	2,000	-	(107)	1,893	-	1,893
Subtotal	55,110	-	(107)	55,003	53,110	1,893
Level 2:
Commercial paper	9,043	1	-	9,044	-	9,044
Corporate debt	75,284	57	(10)	75,331	-	75,331
Municipal securities	5,435	2	(1)	5,436	-	5,436
Asset backed securities	21,503	4	(5)	21,502	-	21,502
Mortgage backed securities	5,822	-	(52)	5,770	-	5,770
Agency bond	4,201	3	-	4,204	-	4,204
International government securities	800	4	-	804	-	804
Subtotal	122,088	71	(68)	122,091	-	122,091
Total	$177,198	$71	$(175)	$177,094	$53,110	$123,984

Contractual maturities of investments as of March 31, 2016 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$71,071
Due after one year	58,203
Total	$129,274

Contingent Consideration and Escrow Liability

The Company's contingent consideration liability and escrow liability, included in other accrued liabilities and noncurrent liabilities on the consolidated balance sheets, was associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal 2016. Amounts held in escrow were measure at fair value using present value computations. The contingent consideration was measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract milestones be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the milestones to evaluate the fair value of the liability. As such, the contingent consideration is classified within Level 3 as described below.

The items are classified as Level 3 within the valuation hierarchy, consisting of contingent consideration and escrow liability related to the QSC acquisition, were valued based on an estimate of the probability of success of the milestones being achieved and present value computations, respectively. The table below presents a roll-forward of the contingent consideration and escrow liability valued using a Level 3 input (in thousands):

	Years Ended March 31,
	2016	2015
Balance at beginning of period	$-	$-
Purchase price contingent consideration	541	-
Contingent consideration payments	(200)	-
Balance at end of period	$341	$-

3. INVENTORIES

Components of inventories were as follows (in thousands):

	March 31,
	2016	2015
Work-in-process	$76	$169
Finished goods	444	535
	$520	$704

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,
	2016	2015
Machinery and computer equipment	$20,040	$16,099
Furniture and fixtures	1,067	759
Licensed software	6,350	4,696
Leasehold improvements	3,865	3,812
Construction in progress	967	942
	32,289	26,308
Less: accumulated depreciation and amortization	(19,914)	(16,060)
	$12,375	$10,248

5. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2016			March 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$18,640	$(4,622)	$14,018	$8,242	$(2,905)	$5,337
Customer relationships	9,993	(4,847)	5,146	9,686	(3,720)	5,966
Trade names/domains	2,205	-	2,205	957	-	957
In-process research and development	95	-	95	-	-	-
Total acquired identifiable intangible assets	$30,933	$(9,469)	$21,464	$18,885	$(6,625)	$12,260

At March 31, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2017	$3,845
2018	3,577
2019	3,327
2020	3,327
2021	2,936
Thereafter	2,152
Total	$19,164

Impairment of Long-Lived Assets

During the year ended March 31, 2016, the Company decided to end-of-life its hosted virtual desktop service (Zerigo). The Company evaluated long-lived assets related to Zerigo including the technology, customer relationships, and trade name intangible assets for impairment. The Company determined it was appropriate to record an impairment charge equal to the remaining value of the impaired long-lived assets in the third fiscal quarter. The impairment recorded during the fiscal year was $0.6 million, of which $0.4 million and $0.2 million was recorded in cost of service and sales and marketing, respectively, in the consolidated statements of operations. Revenues and net income (loss) from Zerigo were not material for all periods presented.

6. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance as of March 31, 2014	$23,940	$14,521	$38,461
Foreign currency translation	-	(1,574)	(1,574)
Balance as of March 31, 2015	23,940	12,947	36,887
Additions due to acquisitions	1,789	10,125	11,914
Foreign currency translation	-	(1,381)	(1,381)
Balance as of March 31, 2016	$25,729	$21,691	$47,420

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations were as follows (in thousands):

	Years Ended March 31,
	2016	2015	2014
Balance at beginning of year	$339	$660	$452
Accruals for warranties	355	185	953
Settlements	(303)	(364)	(745)
Changes in estimate	(65)	(142)	-
Balance at end of year	$326	$339	$660

Leases

The Company's operating lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements, which expire on various dates from fiscal 2017 through fiscal 2021. The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019.

At March 31, 2016, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

Year ending March 31:
2017	$3,663
2018	3,552
2019	3,645
2020	2,862
2021 and Thereafter	283
Total	$14,005

Rent expense for the years ended March 31, 2016, 2015 and 2014 was $2.1 million, $1.8 million and $1.5 million, respectively.

Capital Leases

The Company has non-cancelable capital lease agreements for office and computer equipment bearing interest at various rates. At March 31, 2016, future minimum annual lease payments under non-cancelable capital leases were as follows (in thousands):

Year ending March 31:
2017	$608
2018	540
2019	349
Total minimum payments	1,497
Less: Amount representing interest	(93)
1,404
Less: Short-term portion of capital lease obligations	(588)
Long-term portion of capital lease obligations	$816

Capital leases included in computer and office equipment were approximately $1.6 million and $0.5 million at March 31, 2016 and 2015, respectively. Total accumulated amortization was approximately $0.1 million and $0.3 million at March 31, 2016 and 2015, respectively. Amortization expense for assets recorded under capital leases is included in depreciation expense.

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. As the agreement requires a 150-day notice to terminate, the total remaining obligation under the contract was $2.2 million at March 31, 2016.

Minimum Third Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2017 through 2018. At March 31, 2016, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
2017	$2,572
2018	891
Total minimum payments	$3,463

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

On September 15, 2014, Bear Creek Technologies, Inc. filed a Notice of Appeal of this decision with the Patent Trial and Appeal Board. The case is currently on appeal. The Company believes that it has meritorious defenses to these claims and is presenting a vigorous defense, but the Company cannot estimate potential liability in this case at this early stage of litigation.

On April 16, 2015, the Company was named as a defendant in Slocumb Law Firm v. 8x8, Inc. The Slocumb Law Firm has alleged that it purchased certain business services from the Company that did not perform as advertised or expected, and has asserted causes of actions for fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On May 7, 2015, the Company filed a motion with the U.S. District Court for the Middle District of Alabama, seeking an order compelling the Slocumb Law Firm to arbitrate its claims against the Company in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from the Company. No briefing schedule or hearing date for the motion has been set as of this time. Discovery has not yet commenced in the case. The Company intends to vigorously defend against Slocumb Law Firm's claims.

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

Regulatory

VoIP communication services, like the Company's, are subject to less regulation at the federal level than traditional telecommunication services and states are pre-empted from regulating such services. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC, and state regulatory agencies. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony which would include the services we offer. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffing and other legacy telecommunication carrier regulations.

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

8. STOCKHOLDERS' EQUITY

1996 Stock Plan

In June 1996, the Company's board of directors adopted the 1996 Stock Plan ("1996 Plan"). A total of 12,035,967 shares were reserved for issuance under the 1996 Plan prior to its expiration in June 2006. As of March, 31, 2016, there are no shares available for future grants under the 1996 Plan. The 1996 Plan provided for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted could not be less than the determined fair market value at the date of grant. Options generally vested over four years and had a ten-year term.

1996 Director Option Plan

The Company's 1996 Director Option Plan ("Director Plan") was adopted in June 1996 and became effective in July 1997. A total of 1,650,000 shares of common stock were reserved for issuance under the Director Plan prior to its expiration in June 2006. As of March 31, 2016 there are no shares available for future grants under the Director Plan. The Director Plan provided for both discretionary and periodic grants of nonstatutory stock options to non-employee directors of the Company (the "Outside Directors"). The exercise price per share of all options granted under the Director Plan was equal to the fair market value of a share of the Company's common stock on the date of grant. Options generally vested over a period of four years. Options granted to Outside Directors under the Director Plan had a ten year term, or shorter upon termination of an Outside Director's status as a director.

2006 Stock Plan

In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan").  The Company's stockholders subsequently adopted the 2006 Plan in September 2006, and the 2006 Plan became effective in October 2006.  The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan. As of March 31, 2016, 1,238 shares remained available for future grants under the 2006 Plan.  The 2006 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expires in May 2016.

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

2012 Equity Incentive Plan

In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan").  The Company's stockholders subsequently adopted the 2012 Plan in July 2012, and the 2012 Plan became effective in August 2012.  The Company reserved 4,100,000 shares of the Company's common stock for issuance under this plan. In August 2014, the 2012 Plan was amended to allow for an additional 6,800,000 shares reserved for issuance. As of March 31, 2016, 3,164,029 shares remained available under the 2012 Plan.  The 2012 Plan provides for granting incentive stock options to employees and nonstatutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock and restricted stock units generally vest over four years and expire ten years after grant. The 2012 Plan expires in June 2022.

2013 New Employee Inducement Incentive Plan

In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan ("2013 Plan").  The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In November 2014, the 2013 Plan was amended to allow for an additional 1,200,000 shares reserved for issuance. In July 2015, the Plan was amended to allow for an additional 1,200,000 shares reserved for issuance. As of March 31, 2016, 700,021 shares remained available for future grants under the 2013 Plan.  The 2013 Plan provides for granting nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Options, generally expire ten years after grant. The 2013 Plan expires in September 2023.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2016	2015	2014
Cost of service revenue	$1,159	$692	$372
Cost of product revenue	-	-	-
Research and development	2,914	1,495	967
Sales and marketing	6,133	3,748	2,217
General and administrative	6,128	3,412	4,039
Total stock-based compensation expense
related to employee stock options
and employee stock purchases, pre-tax	16,334	9,347	7,595
Tax benefit	-	-	-
Stock based compensation expense related to
employee stock options and employee
stock purchases, net of tax	$16,334	$9,347	$7,595

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans since March 31, 2013, is summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Shares	Per Share
Outstanding at March 31, 2013	5,991,544	$2.52
Granted	1,465,400	9.66
Exercised	(1,283,470)	2.75
Canceled/Forfeited	(171,092)	5.25
Outstanding at March 31, 2014	6,002,382	4.14
Granted	1,110,466	7.29
Exercised	(1,326,385)	1.87
Canceled/Forfeited	(458,556)	6.06
Outstanding at March 31, 2015	5,327,907	5.19
Granted	723,776	8.63
Exercised	(1,162,175)	2.56
Canceled/Forfeited	(96,242)	8.06
Outstanding at March 31, 2016	4,793,266	$6.29

Vested and expected to vest at March 31, 2016	4,793,266	$6.29
Exercisable at March 31, 2016	2,950,697	$4.99

Stock Purchase Right activity since March 31, 2013 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant-Date	Contractual
	Shares	Fair Value	Term (in Years)
Balance at March 31, 2013	958,575	$4.11	2.52
Granted	22,380	9.69
Vested	(392,844)	3.25
Forfeited	(98,484)	5.18
Balance at March 31, 2014	489,627	4.83	1.93
Granted	31,432	7.88
Vested	(223,360)	3.98
Forfeited	(73,864)	5.39
Balance at March 31, 2015	223,835	5.92	1.50
Granted	-	-
Vested	(115,789)	5.32
Forfeited	(25,875)	7.40
Balance at March 31, 2016	82,171	$6.30	0.76

Restricted Stock Unit activity since March 31, 2013 is summarized as follows:

		Weighted	Weighted Average
	Number of	Average Grant	Remaining Contractual
	Shares	Date Fair Value	Term (in Years)
Balance at March 31, 2013	25,000	$6.91	2.47
Granted	1,291,200	9.11
Vested	(133,000)	9.49
Forfeited	(48,344)	9.61
Balance at March 31, 2014	1,134,856	9.00	2.00
Granted	1,965,786	6.68
Vested	(187,788)	9.54
Forfeited	(214,168)	8.30
Balance at March 31, 2015	2,698,686	7.33	1.88
Granted	2,681,997	8.78
Vested	(589,788)	7.79
Forfeited	(246,096)	8.15
Balance at March 31, 2016	4,544,799	$8.08	1.67

Significant option groups outstanding at March 31, 2016 and related weighted average exercise price, contractual life, and aggregate intrinsic value information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 1.27	1,079,767	$1.13	1.7	$9,589,205	1,079,767	$1.13	$9,589,205
$ 1.33 to $ 6.86	1,500,242	$5.77	7.0	6,368,920	1,000,701	$5.27	4,744,126
$ 7.52 to $ 8.93	996,150	$8.29	9.1	1,723,062	184,115	$8.14	345,844
$ 9.21 to $ 9.74	983,835	$9.62	7.5	384,463	603,302	$9.63	232,944
$ 10.50 to $ 11.26	233,272	$10.95	8.5	-	82,812	$11.10	-
	4,793,266			$18,065,650	2,950,697		$14,912,119

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2016 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2016.

The total intrinsic value of options exercised in the years ended March 31, 2016, 2015 and 2014 was $9.2 million, $8.1 million and $8.2 million, respectively. As of March 31, 2016, there was $34.8 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.59 years.

Unamortized stock-based compensation expense related to shares issued as part of the DXI acquisition (see Note 13) was approximately $1.9 million, which will be recognized over a weighted average period of 3.17 years.

Cash received from option exercises and purchases of shares under the Equity Compensation Plans for the years ended March 31, 2016, 2015 and 2014 were $4.8 million, $4.5 million and $5.2 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2016, 2015 and 2014 was $224,000, $151,000 and $142,000, respectively.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. The Company suspended the Employee Stock Purchase Plan in 2003 and reactivated the Employee Stock Purchase Plan in fiscal 2005. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2016, 2015 and 2014, 365,555, 282,062 and 301,303 shares, respectively, were issued under the Employee Stock Purchase Plan. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until August 2017.

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

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2016	2015	2014
Expected volatility	53%	61%	64%
Expected dividend yield	-	-	-
Risk-free interest rate	1.5% to 1.8%	1.4% to 1.9%	0.7% to 2.2%
Weighted average expected option term	5.4 years	6.0 years	6.1 years

Weighted average fair value of options granted	$4.17	$4.14	$5.70

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2016	2015	2014
Expected volatility	43%	49%	40%
Expected dividend yield	-	-	-
Risk-free interest rate	0.39%	0.12%	0.09%
Weighted average expected rights term	0.83 years	0.80 years	0.75 years

Weighted average fair value of rights granted	$3.25	$2.52	$2.83

Stock Repurchases

In February 2015, the Company's board of directors authorized the Company to purchase up to $20.0 million of its common stock from time to time until February 29, 2016 (the "2015 Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the Repurchase Plan may be commenced, suspended or discontinued at any time. This tranche of shares authorized for repurchase expired in February 2016.

In October 2015, the Company's board of directors authorized the Company to purchase an additional $15.0 million of its common stock from time to time until October 20, 2016 under the 2015 Repurchase Plan. The remaining authorized repurchase amount at March 31, 2016 was approximately $15.0 million.

The stock repurchase activity as of March 31, 2016 is summarized as follows:

		Weighted
		Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased(1)
Balance as of March 31, 2014	-		-
Repurchase of common stock
under 2015 Repurchase Plan	2,488,215	$7.38	$19,200,393
Balance as of March 31, 2015	2,488,215	7.38	19,200,393
Repurchase of common stock
under 2015 Repurchase Plan	1,392,135	8.02	11,164,329
Balance as of March 31, 2016	3,880,350	$7.83	$30,364,722

(1) Amount excludes commission fees.

The total purchase prices of the common stock repurchased and retired were reflected as a reduction to consolidated stockholders' equity during the period of repurchase.

In fiscal 2016, 2015 and 2014, the Company also withheld 30,702, 15,053, and 50,400 shares, respectively, shares related to tax withholdings on restricted stock awards with a total price of $0.5 million, $0.1 million, and $0.5 million, respectively.

9. INCOME TAXES

For the years ended March 31, 2016, 2015 and 2014, the Company recorded a (benefit) provision for income taxes of approximately ($0.8) million, $2.8 million and $2.2 million, respectively. The provision in each year was attributable to federal and state current and deferred taxes.  The components of the consolidated (benefit) provision for income taxes for fiscal 2016, 2015 and 2014 consisted of the following (in thousands):

	March 31,
Current:	2016	2015	2014
Federal	$97	$92	$-
State	551	457	276
Foreign	71	1	-
Total current tax provision	719	550	276

Deferred
Federal	$95	$2,602	$1,578
State	(854)	(363)	365
Foreign	(807)	-	-
Total deferred tax (benefit) provision	(1,566)	2,239	1,943
Income tax (benefit) provision	$(847)	$2,789	$2,219

The Company's income (loss) from continuing operations before income taxes included $6.9 million, $3.5 million and $0.8 million of foreign subsidiary loss for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries. The company intends to reinvest these profits in expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.

Deferred tax assets were comprised of the following (in thousands):

	March 31,
Current deferred tax assets	2016	2015
Net operating loss carryforwards	$2,739	$2,179
Inventory valuation	14	14
Reserves and allowances	2,740	2,394
Net current deferred tax assets	5,493	4,587

Net operating loss carryforwards	38,449	44,228
Research and development and other credit carryforwards	7,106	5,414
Stock-based compensation	5,577	3,164
Fixed assets and intangibles	(6,160)	(4,869)
Net non-current deferred tax assets	44,972	47,937
Valuation allowance	(3,760)	(4,901)
Total	$46,705	$47,623

As of March 31, 2016 and 2015, management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. At March 31, 2016, management evaluated the need for a valuation allowance and determined that a valuation allowance of approximately $3.8 million was needed. At March 31, 2015, management evaluated the need for a valuation allowance and determined that a valuation allowance of approximately $4.9 million was needed. The net change in the valuation allowance for the years ended March 31, 2016 and 2015 was a decrease of $1.1 million and an increase of $0.7 million, respectively.

At March 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $137.9 million and $38.7 million, respectively, which expire at various dates between 2017 and 2036. The net operating loss carryforwards include approximately $40.7 million resulting from employee exercises of non-qualified stock options or disqualifying dispositions of incentive stock options, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2016, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $4.5 million and $6.2 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2021 and 2036, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2016	2015	2014
Tax provision at statutory rate	$(2,029)	$1,599	$1,285
State income taxes before valuation allowance,
net of federal effect	9	269	196
Foreign tax rate differential	(769)	-	-
Research and development credits	(1,253)	(725)	(1,534)
Change in valuation allowance	(1,555)	(1,480)	1,264
Compensation/option differences	(471)	(331)	(264)
Non-deductible compensation	944	746	605
Acquisition costs	230	-	230
Expiring CA NOLs	1,626	1,484	240
Foreign loss not benefited	2,342	1,192	271
Other	79	35	(74)
Total income tax provision	$(847)	$2,789	$2,219

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

	Unrecognized Tax Benefits
	2016	2015	2014
Balance at beginning of year	$2,420	$2,165	$3,024
Gross increases - tax position in prior period	82	27	-
Gross decreases - tax position in prior period	-	-	(1,081)
Gross increases - tax positions related to the current year	379	228	222
Balance at end of year	$2,881	$2,420	$2,165

At March 31, 2016, the company had a liability for unrecognized tax benefits of $2.9 million, all of which, if recognized, would decrease the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1997 through fiscal 2016 tax years generally remain subject to examination by federal and most state tax authorities.

The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2016, 2015 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. The Company currently believes that the Section 382 limitation will not limit utilization of the carryforwards prior to their expiration, with the exception of certain acquired loss and tax credit carryforwards of Contactual, Inc.

10. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. In January 2007, the Company reactivated the employer matching contribution. The matching contribution is 100% of each employee's contributions in each year, not to exceed $1,500 per annum. The matching expense in 2016, 2015 and 2014 was $0.9 million, $0.7 million and $0.4 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

11. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Years Ended March 31,
	2016	2015	2014
	(In Thousands, Except Per Share Amounts)
Numerator:
Income (loss) from continuing operations	$(5,120)	$1,926	$1,598
Income from discontinued operations, net
of income tax provision	-	-	916
Net income (loss) available to common stockholders	$(5,120)	$1,926	$2,514

Denominator:
Common shares	88,477	89,071	78,310

Denominator for basic calculation	88,477	89,071	78,310
Employee stock options	-	2,088	2,927
Employee restricted purchase rights	-	493	421
Denominator for diluted calculation	88,477	91,652	81,658

Income (loss) per share - continuing operations:
Basic	$(0.06)	$0.02	$0.02
Diluted	$(0.06)	$0.02	$0.02

Income per share - discontinued operations:
Basic	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.01

Net income (loss) per share:
Basic	$(0.06)	$0.02	$0.03
Diluted	$(0.06)	$0.02	$0.03

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Years Ended March 31,
	2016	2015	2014
Common stock options	2,193	1,812	750
Stock purchase rights	50	57	18
	2,243	1,869	768

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

The Company manages its operations primarily on a geographic basis. The Chief Executive Officer, the Chief Financial Officer, and the Chief Technology Officer or the Company's Chief Operating Decision Makers (CODMs), evaluate performance of the Company and make decisions regarding allocation of resources based on geographic results. The Company's reportable segments are the Americas and Europe. The Americas segment is primarily North America. The Europe segment is primarily the United Kingdom. Each operating segment provides similar products and services.

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

	Years Ended March 31,
	2016	2015	2014
Americas (principally US)	87%	92%	97%
Europe	12%	7%	2%
Asia Pacific	1%	1%	1%
	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	March 31,
	2016	2015
Americas (principally US)	$9,165	$8,348
Europe	2,642	1,411
Asia-Pacific	568	489
	$12,375	$10,248

The following table provides financial information by segment (in thousands):

	Years Ended March 31,
	2016	2015	2014
Americas (principally US):
Net Revenue	$185,241	$150,764	$125,270
Net Income	$940	$5,433	$3,296
Europe (principally UK):
Net Revenue	$24,095	$11,649	$3,327
Net loss	$(6,060)	$(3,507)	$(782)

13. ACQUISITIONS

Voicenet Solutions Limited

On November 11, 2013, the Company entered into a share purchase agreement with the shareholders and optionholders of Voicenet Solutions Limited ("Voicenet"), a provider of cloud communications and collaboration services in the United Kingdom. The total consideration transferred for Voicenet was approximately $19.3 million. The Company recorded $2.9 million of net tangible assets, $4.1 million in current and non-current liabilities, $6.4 million of identifiable intangible assets, based on their estimated fair values, and $14.1 million of residual goodwill.

DXI Group Limited

On May 26, 2015, the Company entered into a share purchase agreement with the shareholders of DXI Limited, and its wholly owned subsidiaries, (collectively, DXI) for the purchase of the entire share capital of DXI. The transaction closed effective May 29, 2015 and was not subject to regulatory approvals. The total aggregate purchase price was approximately $22.5 million, consisting of $18.7 million in cash paid to the DXI shareholders at closing, and $3.8 million in cash deposited into escrow to be held for two years as security against indemnity claims made by the Company after the closing date. Approximately 352,000 shares of common stock valued at approximately $3.0 million were issued only to former management shareholders of DXI as part of the share purchase agreement and are subject to certain restrictions, including a four-year annual vesting requirement based on the continued employment of such shareholders. The shares are considered post-acquisition compensation and are not included in the consideration transferred. The value of the shares will be amortized over the vesting period of forty-eight months. The shares are further subject to indemnity claims asserted by the Company prior to vesting. Vesting of the shares is subject to acceleration in the event of the shareholder's death or disability, or upon an employment termination without adequate cause, as provided in the share purchase agreement. The cash escrow also applies only to the management shareholders of DXI and is to be released in annual installments over two years. The share purchase agreement contains representations and warranties by the management shareholders that are customary in the UK for transactions of this size and nature. The Company also awarded restricted stock units representing the right to receive approximately 53,000 shares of common stock that were valued at approximately $482,000 to certain continuing employees of DXI, which will be amortized as stock-based compensation over the requisite service period.

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite-lived intangible assets consist of the following: customer relationships, with an estimated weighted-average useful life of two and five years; and developed technology, with an estimated weighted-average useful life of six years. The indefinite lived intangible asset consisted of a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using various income approach methods. Intangible assets are amortized on a straight-line basis.

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

DXI contributed revenue of approximately $10.0 million and a net loss of approximately ($3.2) million for the period from the date of acquisition to March 31, 2016. Total acquisition related costs were approximately $0.9 million, which were included in general and administrative expenses. The Company determined that it is impractical to include pro forma information given the difficulty in obtaining the historical financial information of DXI. Inclusion of such information would require the Company to make estimates and assumptions regarding DXI's historical financial results that we believe may ultimately prove inaccurate.

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

Quality Software Corporation

On June 3, 2015, the Company entered into an asset purchase agreement with the shareholder of QSC and other parties affiliated with the shareholder and QSC for the purchase of certain assets as per the purchase agreement. The total aggregate fair value of the consideration was approximately $2.9 million, which $2.2 million was paid in cash to the QSC shareholder at closing. As part of the aggregate purchases price, there is also $0.5 million in contingent consideration payable subject to attainment of certain revenue and product release milestones for the acquired business, and $0.3 million in cash held by the Company in escrow to be retained for two years as security against indemnity claims made by the Company after the closing date. The preliminary fair value of the contingent consideration and escrow amounts was $0.7 million at the acquisition date.

The Company recorded the acquired identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite-lived intangible assets consist of the following: customer relationships, with an estimated weighted-average useful life of five years; and developed technology, with an estimated weighted-average useful life of six years. The indefinite lived intangible asset consisted of in-process research and development and a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using various income approach methods. Intangible assets are amortized on a straight-line basis.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair Value
Assets acquired:
Intangible assets	$1,100
Goodwill	1,789
Total consideration transferred	$2,889

QSC's contributions to revenue and income for the period from the date of acquisition to March 31, 2016 were not material. Total acquisition related costs were approximately $0.1 million, which were included in general and administrative expenses. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of QSC. Inclusion of such information would require the Company to make estimates and assumptions regarding QSC's historical financial results that we believe may ultimately prove inaccurate.

In the fourth quarter of fiscal 2016, the Company updated its analysis of the valuation of the assets and liabilities acquired, which resulted in an increase of approximately $125,000 to goodwill, and a decrease in intangible assets of approximately $125,000, compared with what was recorded for the third quarter of fiscal 2016. The impact of the change in preliminary values on the first quarter of fiscal 2016 statement of operations was not material. Therefore, no measurement period adjustment was required.

14. GAIN ON SETTLEMENT OF ESCROW CLAIM

In December 2013, the Company settled an escrow claim for indemnification with the sellers of Contactual, Inc. Under the terms of the settlement, the Company recorded a gain of $0.6 million in other income, net, in the consolidated statement of operations for the year ended March 31, 2014. Under the terms of the Contactual merger agreement and the escrow agreement, each indemnifying seller paid his, her or its pro rata share of the obligations owed to the Company on January 29, 2014. Upon receipt of the cash on January 29, 2014, the Company released the remaining escrow account balance to the sellers of Contactual Inc.

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

The dedicated server hosting business has been reported as discontinued operations. The results of operations of these discontinued operations are as follows:

	Years Ended March 31,
	2016	2015	2014
Revenue	$-	$-	$1,430
Operating expense	-	-	922
Income before income taxes	-	-	508
Provision for income taxes	-	-	188
Income from discontinued operations	-	-	320
Gain on disposal of discontinued operations,
net of income tax provision of $456	-	-	596

17. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data amounts:

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2016	2015	2015	2015	2015	2014	2014	2014
Service revenue	$52,174	$48,948	$46,951	$44,168	$40,009	$37,802	$36,121	$34,276
Product revenue	5,160	4,220	3,991	3,724	3,521	3,570	3,477	3,637
Total revenue	57,334	53,168	50,942	47,892	43,530	41,372	39,598	37,913
Operating expenses:
Cost of service revenue	9,720	9,713	9,186	8,459	7,655	7,544	7,505	6,997
Cost of product revenue	6,103	5,087	4,596	4,382	4,173	3,959	3,762	3,969
Research and development	6,110	6,404	6,446	5,080	4,348	3,868	3,496	3,406
Sales and marketing	31,240	27,585	26,730	23,824	21,508	20,559	19,440	19,160
General, and administrative	7,132	6,888	5,657	6,068	5,794	4,617	3,893	3,878
Gain on patent sale	-	-	-	-	-	-	(1,000)	-
Total operating expenses	60,305	55,677	52,615	47,813	43,478	40,547	37,096	37,410
Income (loss) from operations	(2,971)	(2,509)	(1,673)	79	52	825	2,502	503
Other income, net	397	272	204	234	210	246	200	177
Income (loss) from
operations before provision
(benefit) for income taxes	(2,574)	(2,237)	(1,469)	313	262	1,071	2,702	680
Provision (benefit) for
income taxes (1)	(1,498)	(557)	423	785	79	627	1,411	672
Net income (loss)	$(1,076)	$(1,680)	$(1,892)	$(472)	$183	$444	$1,291	$8

Net income (loss) per share:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$0.00	$0.01	$0.01	$0.00
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$0.00	$0.01	$0.01	$0.00

Shares used in per share calculations:
Basic	88,888	88,289	88,557	88,233	88,950	89,594	89,073	88,592
Diluted	88,888	88,289	88,557	88,233	91,266	91,974	91,615	91,445

(1)

Comparability affected by the decrease in fiscal 2016 and 2015 in the valuation allowance related to the deferred tax asset which resulted in a decrease in the provision for income taxes of $1.1 million and $1.5 million, in the fourth quarter of fiscal 2016 and 2015, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On May 29, 2015, the Company completed the acquisition of DXI Group Limited (DXI). As permitted by applicable guidelines established by the Securities and Exchange Commission, the Company's management excluded DXI's operations form its assessment of internal control over financial reporting as of March 31, 2016. DXI operations represented 1% of the Company's consolidated total assets, excluding goodwill and intangible assets, net, and 5% of the Company's consolidated net sales as of and for the year ended March 31, 2016.

Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about July 22, 2016, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about July 22, 2016, which information is incorporated into this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about July 22, 2016, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 8 STOCKHOLDERS' EQUITY."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about July 22, 2016, which information is incorporated into this Annual Report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about July 22, 2016, which information is incorporated into this Annual Report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The information required by this item is included in Item 8.

(a)(2) Financial Statement Schedules. See "Schedule II - Valuation of Qualifying Accounts" (below) within Item 15 of this Annual Report.

(a)(3) Exhibits. The documents listed on the Exhibit Index appearing in this Annual Report are filed herewith or hereby incorporated by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions		Balance
	Beginning	Charged to		at End
Description	of Year	Expenses	Deductions (a)	of Year
Total Allowance for Doubtful Accounts:
Year ended March 31, 2014:	$327	$571	$(432)	$466
Year ended March 31, 2015:	$466	$279	$(329)	$416
Year ended March 31, 2016:	$416	$509	$(339)	$586

(a) The deductions related to allowance for doubtful accounts represent accounts receivable which are written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 31, 2016.

8X8, INC.
By: /s/ VIKRAM VERMA Vikram Verma, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Vikram Verma and Mary Ellen Genovese, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ VIKRAM VERMA Vikram Verma	Chief Executive Officer (Principal Executive Officer)	May 31, 2016
/s/ MARY ELLEN GENOVESE Mary Ellen Genovese	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 31, 2016
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Technology Officer	May 31, 2016
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 31, 2016
/s/ ERIC SALZMAN Eric Salzman	Director	May 31, 2016
/s/ IAN POTTER Ian Potter	Director	May 31, 2016
/s/ JASWINDER PAL SINGH Jaswinder Pal Singh	Director	May 31, 2016
/s/ VLADIMIR JACIMOVIC Vladimir Jacimovic	Director	May 31, 2016

8X8, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1 (x)	Restated Certificate of Incorporation of Registrant, dated August 22, 2012
3.2 (a)	Bylaws of Registrant
10.1 (b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2 (c)*	Employment Agreement dated September 9, 2013 between the Company and Vikram Verma
10.3 (d)*	1996 Stock Plan, as amended, and form of Stock Option Agreement
10.4 (e)*	Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement
10.5 (f)*	1996 Director Option Plan, as amended and Form of Director Option Agreement
10.5.1 (g)*	Form of Director Option Agreement for 1996 Director Option Plan
10.6 (h)	Employment Agreement dated September 9, 2013 between the Company and Darren Hakeman
10.7 (i)*	2006 Stock Plan, as amended
10.8 (j)*	Severance Agreement and General Release
10.9 (k)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan
10.10 (l)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan
10.11	Reserved
10.12 (m)	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC
10.13 (n)	Reserved
10.14 (o)	Reserved
10.15	Reserved
10.16(p)*	Annual Executive Incentive Plan.
10.17(q)*	Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.18(q)*	Form of Stock Option Agreement under the Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.19(r)*	Amended and Restated 2012 Equity Incentive Plan
10.20(s)*	Form of Stock Option Agreement under the Amended and Restated 2012 Equity Incentive Plan
10.21(s)*	Notice of Grant of Restricted Stock Unit Award and Agreement under the 2012 Equity Incentive Plan

10.22(t)*	Management Incentive Bonus Plan
10.23(u)	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan
10.24(u)	Form of Stock Option Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.25(u)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.23(v)	Share Purchase Agreement, dated November 11, 2013, by and among 8x8 UK Investments Limited and 8x8, Inc. and the material sellers and the material option holders and Voicenet Solutions Limited
10.27(w)*	Employment Agreement dated October 6, 2014 between the Company and Mary Ellen Genovese
10.28(y)*	Employment Agreement dated January 7, 2015 between the Company and Puneet Arora
10.29(z)	Executive Change-in-Control and Severance policy
10.30(aa)*	Amended Employment Agreement dated July 31, 2015 between the Company and Vikram Verma
10.31(bb)	Form of Indemnification Agreement for Directors and Certain Officers
10.32**	Standard Form Office Lease, dated for reference purposes only as of January 20, 2016, by and between MNCVAD-Seagate 2665 North First LLC, and the Company
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 83)
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________

* Indicates management contract or compensatory plan or arrangement.

**Filed herewith.

(a)	Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed October 23, 2013 (File No. 000-21783).
(b)	Incorporated by reference to the same numbered exhibits to the Registrant's Registration Statement on Form S-1 Commission (File No. 333-15627) as amended, declared effective July 1, 1997.
(c)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783).
(d)	Incorporated by reference to exhibit 4.1 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(e)	Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed September 26, 2006 (File No. 333-137599).
(f)	Incorporated by reference to exhibit 10.3 to the Registrant's Form S-8 filed August 28, 2003 (File No. 333-108290).
(g)	Incorporated by reference to exhibit 4.2 to the Registrant's Form S-8 filed November 7, 2000 (File No. 333-49410).
(h)	Incorporated by reference to exhibit 10.6 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783)
(i)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(j)	Incorporated by reference to exhibit 10.8 to the Registrant's Form 8-K filed November 5, 2013 (File No. 000-21783)
(k)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).
(l)	Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(m)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 24, 2012 (File no. 000-21783).
(n)	Reserved
(o)	Reserved
(p)	Incorporated by reference to exhibit 10.15 to the Registrant's Form 10-Q filed July 22, 2011 (File No. 000-21783).
(q)	Incorporated by reference to exhibit 10.16 and 10.17 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).
(r)	Incorporated by reference to exhibit 10.19 to the Registrant's Form S-8 filed August 11, 2014 (File No. 333-198012).
(s)	Incorporated by reference to exhibit 10.20 and 10.21 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(t)	Incorporated by reference to exhibit 10.19 to the Registrant's Form 10-Q filed January 25, 2013 (File No. 000-21783).
(u)	Incorporated by reference to exhibit 10.23, 10.24 and 10.25 to the Registrant's Form S-8 filed September 10, 2013 (File No. 333-191080).
(v)	Incorporated by reference to exhibit 2.2 to the Registrant's Form 8-K filed November 13, 2013 (File no. 000-21783).
(w)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed October 22, 2014 (File no. 000-21783).
(x)	Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-K filed May 28, 2013 (File No. 000-21783).

(y)	Incorporated by reference to exhibit 10.28 to the Registrant's Form 10-K filed May 29, 2015 (File No. 000-21783).
(z)	Incorporated by reference to exhibit 3.2 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).
(aa)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).
(bb)	Incorporated by reference to exhibit 10.3 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).