Form 10-K/A
period 2016-03-31
8X8 INC /DE/
filed 2016-07-01
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the Securities and Exchange Commission on May 31, 2016, is to furnish corrected interactive data files as Exhibit 101 to the Form 10-K. Exhibit 101.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on July 1, 2016.

8X8, INC.
By: /s/ MARY ELLEN GENOVESE Mary Ellen Genovese Chief Financial Officer (Principal Financial and Accounting Officer)
Signature	Title	Date
/s/ * Vikram Verma	Chief Executive Officer (Principal Executive Officer)	July 1, 2016
/s/ MARY ELLEN GENOVESE Mary Ellen Genovese	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 1, 2016
/s/ * Bryan R. Martin	Chairman and Chief Technology Officer	July 1, 2016
/s/ * Guy L. Hecker, Jr.	Director	July 1, 2016
/s/ * Eric Salzman	Director	July 1, 2016
/s/ * Ian Potter	Director	July 1, 2016
/s/ * Jaswinder Pal Singh	Director	July 1, 2016
/s/ * Vladimir Jacimovic	Director	July 1, 2016

*By: MARY ELLEN GENOVESE Mary Ellen Genovese Attorney-in-fact

EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14
32.1*	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Previously filed