Form 10-Q
period 2016-06-30
8X8 INC /DE/
filed 2016-07-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

      The number of shares of the Registrant's Common Stock outstanding as of July 25, 2016 was 89,680,865.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$27,466	$33,576
Short-term investments	139,607	129,274
Accounts receivable, net	11,538	11,070
Inventory	463	520
Deferred cost of goods sold	717	634
Deferred income taxes	-	5,382
Other current assets	5,096	5,444
Total current assets	184,887	185,900
Property and equipment, net	13,015	12,375
Intangible assets, net	19,531	21,464
Goodwill	45,931	47,420
Non-current deferred income taxes	48,532	43,189
Other assets	3,751	3,104
Total assets	$315,647	$313,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,649	$10,954
Accrued compensation	9,631	10,063
Accrued warranty	340	326
Accrued taxes	5,390	5,200
Accrued outside commissions	2,070	2,186
Deferred revenue	2,120	1,925
Other accrued liabilities	3,226	4,080
Total current liabilities	35,426	34,734

Non-current liabilities	3,107	3,258
Non-current deferred revenue	134	154
Total liabilities	38,667	38,146

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	89	89
Additional paid-in capital	394,100	389,260
Accumulated other comprehensive loss	(6,822)	(4,184)
Accumulated deficit	(110,387)	(109,859)
Total stockholders' equity	276,980	275,306
Total liabilities and stockholders' equity	$315,647	$313,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2016	2015
Service revenue	$55,296	$44,168
Product revenue	4,745	3,724
Total revenue	60,041	47,892

Operating expenses:
Cost of service revenue	10,235	8,459
Cost of product revenue	5,505	4,382
Research and development	6,710	5,080
Sales and marketing	31,691	23,824
General and administrative	6,801	6,068
Total operating expenses	60,942	47,813
Income (loss) from operations	(901)	79
Other income, net	410	234
Income (loss) before provision for income taxes	(491)	313
Provision for income taxes	37	785
Net loss	$(528)	$(472)

Net loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares:
Basic	89,434	88,233
Diluted	89,434	88,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2016	2015
Net loss	$(528)	$(472)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	146	(48)
Foreign currency translation adjustment	(2,784)	1,478
Comprehensive income (loss)	$(3,166)	$958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(528)	$(472)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,471	993
Amortization of intangible assets	960	546
Amortization of capitalized software	146	456
Net accretion of discount and amortization of
premium on marketable securities	100	236
Stock-based compensation expense	5,051	3,022
Deferred income tax (benefit) provision	(44)	476
Other	190	74
Changes in assets and liabilities:
Accounts receivable, net	(1,043)	(612)
Inventory	53	88
Other current and noncurrent assets	(508)	(470)
Deferred cost of goods sold	(120)	(53)
Accounts payable	1,137	933
Accrued compensation	(354)	725
Accrued warranty	14	3
Accrued taxes	240	492
Deferred revenue	211	(704)
Accrued outside commissions	(116)	199
Other current and noncurrent liabilities	(324)	(1,272)
Net cash provided by operating activities	6,536	4,660

Cash flows from investing activities:
Purchases of property and equipment	(1,604)	(1,073)
Cost of capitalized software	(707)	(471)
Purchase of businesses, net of cash acquired	-	(23,434)
Proceeds from maturity of investments	17,025	7,820
Sales of investments - available for sale	15,324	22,620
Purchase of investments - available for sale	(42,625)	(34,409)
Net cash used in investing activities	(12,587)	(28,947)

Cash flows from financing activities:
Capital lease payments	(182)	(54)
Payment of contingent consideration and escrow	(200)	-
Repurchase of common stock	(629)	(25)
Proceeds from issuance of common stock under employee stock plans	1,039	336
Net cash provided by financing activities	28	257

Effect of exchange rate changes on cash	(87)	218
Net decrease in cash and cash equivalents	(6,110)	(23,812)

Cash and cash equivalents, beginning of the period	33,576	53,110
Cash and cash equivalents, end of the period	$27,466	$29,298

Supplemental cash flow information
Income taxes paid	$87	$52
Interest paid	7	6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

8x8, Inc. (8x8 or the Company) is a provider of cloud-based, enterprise-class software solutions that transform the way businesses communicate and collaborate globally. The Company's integrated, "pure-cloud" offering combines global voice, conferencing, messaging and video with integrated workflows and big data analytics on a single platform to enable increased team productivity, better customer engagement and real-time insights into business performance.

BASIS OF PRESENTATION

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2017 refers to the fiscal year ended March 31, 2017).

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2016. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2016 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2016 and notes thereto included in the Company's fiscal 2016 Annual Report on Form 10-K.

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

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016, and there have been no changes to the Company's significant accounting policies during the three months ended June 30, 2016, except as described in the "Recently Adopted Accounting Pronouncements" section below.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-5, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer's accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Therefore, the Company has prospectively adopted this new standard on April 1, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. As permitted, the Company early adopted this standard prospectively during the quarter ended June 30, 2016. The adoption of this standard resulted in reclassifying current deferred income tax assets to noncurrent deferred income tax assets and current deferred income tax liabilities to noncurrent deferred income tax liabilities. No prior periods were retrospectively adjusted.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. The ASU amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendment provides clarifying guidance in certain narrow areas and adds some practical expedients.

The Company is currently assessing the impact of this pronouncement and its amendments to its consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of June 30, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$22,440	$-	$-	$22,440	$22,440	$-
Level 1:
Money market funds	5,026	-	-	5,026	5,026	-
Mutual funds	2,000	-	(175)	1,825	-	1,825
Subtotal	29,466	-	(175)	29,291	27,466	1,825
Level 2:
Commercial paper	15,660	8	-	15,668	-	15,668
Corporate debt	88,620	143	(10)	88,753	-	88,753
Municipal securities	1,001	-	(1)	1,000	-	1,000
Asset backed securities	27,349	32	(1)	27,380	-	27,380
Mortgage backed securities	1,989	-	(14)	1,975	-	1,975
Agency bond	2,000	5	-	2,005	-	2,005
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	137,619	189	(26)	137,782	-	137,782
Total assets	$167,085	$189	$(201)	$167,073	$27,466	$139,607
Level 3:
Contingent consideration	$-	$-	$-	$216	$-	$-
Total liabilities	$-	$-	$-	$216	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$18,596	$-	$-	$18,596	$18,596	$-
Level 1:
Money market funds	14,980	-	-	14,980	14,980	-
Mutual funds	2,000	-	(187)	1,813	-	1,813
Subtotal	35,576	-	(187)	35,389	33,576	1,813
Level 2:
Commercial paper	6,794	2	-	6,796	-	6,796
Corporate debt	85,164	78	(28)	85,214	-	85,214
Municipal securities	1,007	-	(1)	1,006	-	1,006
Asset backed securities	24,614	7	(11)	24,610	-	24,610
Mortgage backed securities	2,045	-	(17)	2,028	-	2,028
Agency bond	6,805	1	-	6,806	-	6,806
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	127,429	89	(57)	127,461	-	127,461
Total assets	$163,005	$89	$(244)	$162,850	$33,576	$129,274
Level 3:
Contingent consideration	$-	$-	$-	$341	$-	$-
Total liabilities	$-	$-	$-	$341	$-	$-

Contractual maturities of investments as of June 30, 2016 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$79,772
Due after one year	59,835
Total	$139,607

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

	Three Months Ended June 30, 2016	Year Ended March 31, 2016
Balance at beginning of period	$341	$-
Purchase price contingent consideration	-	541
Contingent consideration payments	(125)	(200)
Balance at end of period	$216	$341

3. INVENTORIES
	June 30,	March 31,
	2016	2016
Inventory (in thousands)
Work-in-process	$3	$76
Finished goods	460	444
Total	$463	$520

4. INTANGIBLE ASSETS AND GOODWILL

The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2016			March 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$18,033	$(5,215)	$12,818	$18,640	$(4,622)	$14,018
Customer relationships	9,716	(5,215)	4,501	9,993	(4,847)	5,146
Trade names/domains	2,117	-	2,117	2,205	-	2,205
In-process research and development	95	-	95	95	-	95
Total acquired identifiable intangible assets	$29,961	$(10,430)	$19,531	$30,933	$(9,469)	$21,464

At June 30, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2017	$2,758
2018	3,411
2019	3,162
2020	3,162
2021	2,796
Thereafter	2,030
Total	$17,319

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance as of March 31, 2016	$25,729	$21,691	$47,420
Foreign currency translation	-	(1,489)	(1,489)
Balance as of June 30, 2016	$25,729	$20,202	$45,931

5. RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

In the first three months of fiscal 2017 and 2016, the Company expensed all research and development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20).

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40). Capitalized costs are classified as either long-term assets or property and equipment on the consolidated balance sheets.

Other Long-Term Assets

In the first three months of fiscal 2017, the Company capitalized $0.7 million as other long-term assets. In the first three months of fiscal 2016, the Company capitalized $0.5 million as other long-term assets. At June 30, 2016 and March 31, 2016, total completed capitalized software development costs included in other long-term assets was approximately $1.7 million and $0, respectively. At June 30, 2016 and March 31, 2016, accumulated amortization costs related to capitalized software in other long term assets was approximately $0.1 million and $0, respectively.

Property and Equipment

In the first three months of fiscal 2017, the Company capitalized $0.3 million as property and equipment. The Company did not capitalize any costs in property and equipment in accordance with ASC 350-40 in the first three months of fiscal 2016. At June 30, 2016 and March 31, 2016, total completed capitalized software costs included in property and equipment was approximately $1.2 million. At June 30, 2016 and March 31, 2016, accumulated amortization costs related to capitalized software in property and equipment was approximately $0.3 million and $0.2 million, respectively.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019. The lease is an industrial net lease with monthly base rent of $130,821 for the first 15 months with a 3% increase each year thereafter, and requires us to pay property taxes, utilities and normal maintenance costs. The Company also leases facilities for office space under non-cancelable operating leases for its various domestic and international locations.

The Company has entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at June 30, 2016 totaled $1.6 million with accumulated amortization of $0.6 million.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of income (loss), were as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Balance at beginning of period	$326	$339
Accruals for warranties	114	98
Settlements	(87)	(83)
Adjustments	(13)	(12)
Balance at end of period	$340	$342

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. The agreement requires a 150-day notice to terminate. At June 30, 2016, the total remaining obligation upon a termination of the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company has entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2017 through 2020. At June 30, 2016, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2017	$1,961
2018	981
2019	32
2020	8
Total minimum payments	$2,982

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

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Cost of service revenue	$360	$219
Cost of product revenue	-	-
Research and development	887	531
Sales and marketing	1,915	1,197
General and administrative	1,889	1,075
Total stock-based compensation expense related to employee
stock options and employee stock purchases, pre-tax	5,051	3,022

Tax benefit	-	-
Stock-based compensation expense related to employee
stock options and employee stock purchases, net of tax	$5,051	$3,022

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans for the three months ended June 30, 2016, is summarized as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at March 31, 2016	4,793,266	$6.29
Granted	53,976	11.31
Exercised	(191,855)	2.18
Canceled/Forfeited	(1)	2.58
Outstanding at June 30, 2016	4,655,386	$6.52

Vested and expected to vest at June 30, 2016	4,655,386	$6.52
Exercisable at June 30, 2016	3,014,307	$5.45

Stock Purchase Right activity for the three months ended June 30, 2016 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2016	82,171	$6.30	0.76
Granted	-	-
Vested	(9,475)	6.23
Forfeited	-	-
Balance at June 30, 2016	72,696	$6.31	0.45

Restricted Stock Unit activity for the three months ended June 30, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Term (in Years)
Balance at March 31, 2016	4,544,799	$8.08	1.67
Granted	300,942	11.40
Vested	(311,949)	8.02
Forfeited	(101,193)	8.48
Balance at June 30, 2016	4,432,599	$8.32	1.53

The following table summarizes stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 to $1.27	933,625	$1.12	1.5	$12,596,169	933,625	$1.12	$12,596,169
$1.39 to $6.86	1,477,028	$5.83	6.8	12,968,088	1,050,590	$5.43	9,643,718
$7.52 to $8.93	973,650	$8.28	8.8	6,165,143	271,615	$8.22	1,735,944
$9.21 to $9.74	983,835	$9.62	7.2	4,905,183	666,290	$9.63	3,319,570
$10.50 to $11.31	287,248	$11.02	8.5	1,031,611	92,187	$11.10	323,576
	4,655,386			$37,666,194	3,014,307		$27,618,977

As of June 30, 2016, there was $32.9 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.22 years.

Unamortized stock-based compensation expense related to shares issued as part of an acquisition was approximately $1.8 million, which will be recognized over a weighted average period of 2.92 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	June 30,
	2016	2015
Expected volatility	51%	53%
Expected dividend yield	-	-
Risk-free interest rate	1.40%	1.59%
Weighted average expected option term	5.75 years	5.25 years

Weighted average fair value of options granted	$5.45	$4.17

Stock Repurchases

In February 2015, the Company's board of directors authorized the Company to purchase up to $20.0 million of its common stock from time to time until February 29, 2016 (the "2015 Repurchase Plan"). Share repurchases, if any, will be funded with available cash. Repurchases under the 2015 Repurchase Plan may be made through open market purchases at prevailing market prices or in privately negotiated transactions. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of the Company's management. Share repurchases under the 2015 Repurchase Plan may be commenced, suspended or discontinued at any time. This tranche of shares authorized for repurchase expired in February 2016.

In October 2015, the Company's board of directors authorized the Company to purchase an additional $15.0 million of its common stock from time to time until October 20, 2016 under the 2015 Repurchase Plan. There were no stock repurchases for the period ended June 30, 2016. The remaining authorized repurchase amount at June 30, 2016 was $15.0 million.

8. INCOME TAXES

For the three months ended June 30, 2016, the Company recorded a provision for income taxes of $37,000, which was primarily attributable to income from operations. For the three months ended June 30, 2015, the Company recorded a provision for income taxes of $0.8 million which was primarily attributable to income from operations.

The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense.

At March 31, 2016, the Company had a liability for unrecognized tax benefits of $2.9 million, all of which, if recognized, would decrease the company's effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits in the three-month period ended June 30, 2016, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 2013 to fiscal 2016 may be subject to examination by the Internal Revenue Service, California and various other states. As of July 22, 2016, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2011 to 2016.

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2016	2015
Numerator:
Net loss available to common stockholders	$(528)	$(472)

Denominator:
Common shares	89,434	88,233

Denominator for basic calculation	89,434	88,233
Employee stock options	-	-
Stock purchase rights	-	-
Denominator for diluted calculation	89,434	88,233

Net loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Employee stock options	1,528	2,447
Stock purchase rights	1,602	70
Total anti-dilutive employee stock-based securities	3,130	2,517

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

The Company's CODMs evaluate the performance of its operating segments based on revenues and net income. Revenues are attributed to each segment based on the ordering location of the customer or ship to location. The Company allocates corporate overhead costs such as research and development, sales and marketing, general and administrative, amortization expense, stock-based compensation expense, and commitment and contingencies to the Americas segment.

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended
	June 30,
	2016	2015
Americas (principally US)	88%	88%
Europe	11%	9%
Asia Pacific	1%	3%
	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	June 30,	March 31,
	2016	2016
Americas (principally US)	$9,643	$9,165
Europe	3,126	2,642
Asia-Pacific	246	568
Total	$13,015	$12,375

The following table provides financial information by segment for the three month period ending June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Americas (principally US):
Net revenue	$53,398	$43,588
Net income	$1,466	$251
Europe:
Net revenue	$6,643	$4,304
Net loss	$(1,994)	$(723)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, customer acceptance and demand for our cloud communications and collaboration services, the quality and reliability of our services, the prices for our services, customer renewal rates, customer acquisition costs, our ability to compete effectively in the hosted telecommunications and cloud-based computing services business, actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises, the impact of risks associated with our international operations, potential federal and state regulatory actions, compliance costs, potential warranty claims and product defects, our need for and the availability of adequate working capital, our ability to innovate technologically, the timely supply of products by our contract manufacturers, our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2016 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We provide cloud-based, enterprise-class software solutions that transform the way businesses communicate and collaborate globally. Delivered through a SaaS (Software as a Service) business model, our solutions are at the forefront of a disruptive technology shift that is occurring in business communications where enterprises are increasingly replacing costly and unwieldy on-premises communications equipment with agile, cloud-based software services delivered over the public Internet.

Our integrated, "pure-cloud" offering combines global voice, conferencing, messaging and video with integrated workflows and big data analytics on a single platform to enable increased team productivity, better customer engagement and real-time insights into business performance. Through a combination of open API's (application program interface) and pre-built integrations, our solutions seamlessly leverage critical customer context from internal data systems and industry-leading Customer Relationship Management (CRM) systems, including cloud-based solutions from Salesforce.com, NetSuite, and Zendesk.

Powered by internally owned and managed technologies, our cloud communications and contact center offerings are uniquely positioned to serve businesses of all sizes and can easily scale to large, globally distributed enterprise customers. Our turnkey solution spans the breadth of communications and collaboration needs, is provided with industry-leading reliability at an affordable cost and is quick and easy-to deploy through our proprietary deployment methodology. This allows customers to focus on their business instead of managing the complexities of disparate communications and collaboration platforms and the integration of these platforms with other cloud-based business applications.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2017 refers to the fiscal year ending March 31, 2017).

SUMMARY AND OUTLOOK

In the first quarter of fiscal 2017, our service revenue from mid-market and enterprise customers grew 44% year-over year and represented 52% of total service revenue. New monthly recurring revenue (MRR) bookings from mid-market and enterprise customers and by our channel sales teams increased 62% year-over-year, reflecting strong demand for our services in our target market segments. Also, average monthly service revenue per business customer (ARPU) increased 13% to a record $399, compared with $353 in the same period last year. Our ability to offer a broad range of cloud- based mission critical communications services is bringing us larger deals where we continue to displace incumbent, premises-based systems.

Building upon our Global Reach® initiative, on July 19, 2016, we announced plans to expand our international footprint with new investments in Europe, Asia Pacific, and Latin America (LATAM) to support growing demand from global and distributed mid-market and enterprise customers. These include the addition of three new co-located data centers in Singapore, The Netherlands and Brazil, full localization capabilities for an additional six languages - French (two dialects), German, Dutch, Spanish, Italian and Portuguese - and new support centers in the Philippines and Romania delivering 24 x 7 follow-the-sun support. With this expansion, 8x8 will have a total of 12 data centers in eight regions of the world and will be one of the first global cloud communications providers with a presence in LATAM.

We continued the advancement of our technology and service offerings in the first quarter of fiscal 2017 with the release of our new Virtual Office Meeting service - a high definition video conferencing and collaboration solution that enables secure, continuous communication from any device, anywhere in the world. This enables instant, seamless collaboration from a single platform with the ability to share content from cloud applications such as Dropbox, Box, iCloud and Google Drive.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Adopted Accounting Pronouncements."

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2016	2016	2015	2015	2015
Business customers average monthly
service revenue per customer (1)	$ 399	$ 385	$ 369	$ 360	$ 353
Monthly business service revenue churn (2)(3)	0.5%	0.4%	1.2%	0.7%	1.0%

Overall service margin	81%	81%	80%	80%	81%
Overall product margin	-16%	-18%	-21%	-15%	-18%
Overall gross margin	74%	72%	72%	73%	73%

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

(3)	Excludes DXI business customer service revenue churn for all periods presented.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$55,296	$44,168	$11,128	25.2%
Percentage of total revenue	92.1%	92.2%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services. We expect that cloud software solutions service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

8x8 service revenues increased in the first quarter of fiscal 2017 compared with the first quarter of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $353 at June 30, 2015 to $399 at June 30, 2016. We expect growth in the number of business customers and average monthly service revenue per customer to continue in fiscal 2017.

We translate revenue denominated in foreign currency into U.S. dollars for our financial statements. If the exchange rate for British Pound Sterling, or GBP, to U.S. dollars, or USD, persists at current levels, or declines further, our revenues will be adversely impacted due to the foreign currency translation adjustment. We cannot ascertain how much impact this will have in fiscal 2017, but at the current exchange rate, we estimate a negative impact on revenues of approximately $0.6 million per quarter in comparison with the exchange rate for GBP to USD effective in the first quarter of fiscal 2017.

	June 30,		Dollar	Percent
Product revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,745	$3,724	$1,021	27.4%
Percentage of total revenue	7.9%	7.8%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud communication service. Product revenue increased for the three months ended June 30, 2016 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2016 or 2015.

	June 30,		Dollar	Percent
Cost of service revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$10,235	$8,459	$1,776	21.0%
Percentage of service revenue	18.5%	19.2%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided party carriers, technology licenses, and royalty expenses.

Cost of service revenue for the three months ended June 30, 2016 increased over the comparable period in the prior fiscal year primarily due to a $0.9 million increase in third party network services expenses, a $0.4 million increase in amortization expense, a $0.2 million increase in payroll and related expenses, a $0.2 million increase in depreciation expense, and a $0.1 million increase in license and fee expenses.

	June 30,		Dollar	Percent
Cost of product revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,505	$4,382	$1,123	25.6%
Percentage of product revenue	116.0%	117.7%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on relative selling price under our customer subscription agreements is less than the cost of the IP phone equipment.

The cost of product revenue for the three months ended June 30, 2016 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The decrease in negative margin is due to less discounting of equipment in the current period.

	June 30,		Dollar	Percent
Research and development	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,710	$5,080	$1,630	32.1%
Percentage of total revenue	11.2%	10.6%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts. During the three months ended June 30, 2016, we expensed all research and development costs as they were incurred in accordance with ASC 985-20.

The research and development expenses for the three months ended June 30, 2016 increased over the comparable period in the prior fiscal year primarily due to a $1.5 million increase in payroll and related costs, a $0.4 million increase in stock-based compensation costs, a $0.3 million increase in consulting, temporary personnel, and outside service expenses, offset by a $0.7 million of payroll and related costs, consulting and outside services capitalized in accordance with ASC 350-40. Also, for the three months ended June 30, 2016, the DXI acquisition and our Romanian subsidiary increased total research and development costs by $0.5 million and $0.6 million, respectively, compared to the three months ended June 30, 2015. We expect research and development expenses to increase for the foreseeable future as we continue to invest in our DXI unit and in the formation of our research and development team in Romania.

	June 30,		Dollar	Percent
Sales and marketing	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$31,691	$23,824	$7,867	33.0%
Percentage of total revenue	52.8%	49.7%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for the first quarter of fiscal 2017 increased over the same quarter in the prior fiscal year primarily due to a $4.6 million increase in payroll and related costs, a $0.7 increase in stock-based compensation costs, a $0.6 million increase in indirect channel commission expenses, a $0.3 million increase in travel costs, and a $0.3 million increase in recruiting expenses. Also, for the three months ended June 30, 2016, the DXI acquisition increased total sales and marketing costs by $1.1 million, compared to the three months ended June 30, 2015. We expect sales and marketing expenses to increase for the foreseeable future as we continue to invest in our US sales and marketing efforts and our DXI unit.

	June 30,		Dollar	Percent
General and administrative	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,801	$6,068	$733	12.1%
Percentage of total revenue	11.3%	12.7%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

General and administrative expenses for the first quarter of fiscal 2017 increased over the same quarter in the prior fiscal year primarily due to a $0.8 million increase in stock-based compensation costs, a $0.3 million increase in facility lease expenses, and a $0.1 million increase in recruiting expenses, offset by a $0.5 million decrease in legal fees, which were primarily related to business acquisitions costs that occurred during the first fiscal quarter of 2015.

	June 30,		Dollar	Percent
Other income, net	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$410	$234	$176	75.2%
Percentage of total revenue	0.7%	0.5%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2017 and 2016.

	June 30,		Dollar	Percent
Provision (benefit) for income tax	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$37	$785	$(748)	-95.3%
Percentage of income
before provision for income taxes	-7.5%	250.8%

For the three months ended June 30, 2016, we recorded a provision for income taxes of $37,000, all of which related to net income (loss) from operations. For the three months ended June 30, 2015, we recorded a provision for income taxes of $0.8 million, all of which related to net income (loss) from operations.

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

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $167.1 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2016 was approximately $6.5 million, compared with $4.7 million for the three months ended June 30, 2015. Cash provided by operating activities has historically been affected by the amount of net income (loss), sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

The net cash used in investing activities for the three months ended June 30, 2016 was $12.6 million, during which we purchased approximately $10.3 million of short term investments, net of sales and maturities of short term investments, and we spent approximately $1.6 million on the purchase of property and equipment. Net cash used in investing activities was approximately $28.9 million, during the three months ended June 30, 2015, during which we spent approximately $1.1 million on the purchase of property and equipment, spent approximately $23.4 million on acquisitions of two businesses, and purchased approximately $4.0 million of short term investments, net of sales and maturities of short term investments.

Net cash provided by financing activities for the three months ended June 30, 2016 was approximately $28,000, which primarily resulted from $1.0 million of cash received from the issuance of common stock under our employee stock purchase plan, reduced by $0.6 million of repurchases of our common stock related to shares withheld for payroll taxes, $0.2 million of payments of contingent consideration and escrow, and $0.2 million of payments on capital leases. Net cash provided by financing activities for the three months ended June 30, 2015 was approximately $0.3 million, which primarily resulted from cash received from the issuance of common stock under our employee stock purchase plan.

Contractual Obligations

Except as set forth below, there were no significant changes in our commitments under contractual obligations, as disclosed in the Company's Annual Report on Form 10-K, for the year ended June 30, 2016.

In June 2016, we entered into a new lease in London UK for our DXI location for approximately 16,000 square feet under an operating lease that expires in June 2026. We received an 18 month rent holiday from rent payments. After the rent holiday, the lease has a base monthly rent of approximately $98,000, and requires us to pay service charges and normal maintenance costs. The lease contains a break clause, which allows us to end the lease in June 2022, subject to certain conditions.

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

We translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported European revenue is reduced because foreign currencies translate into fewer U.S. dollars. However, our UK segments are currently in a net loss position. Therefore, during periods of a strengthening dollar, our net loss from our UK segment would be reduced as well.

To date, our exposure to exchange rate volatility has not been significant. However, the June 2016 vote on a referendum to exit the European Union decision has resulted in a steep decline in the exchange rate for GBP to USD. The impact of Brexit to our results of operations for the period ended June 30, 2016 was not material. However, there can be no assurance that there will not be a material impact in the future.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2016.

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

ITEM 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2016, which we filed with the Securities and Exchange Commission on May 31, 2016. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Because our long-term growth strategy involves further expansion outside the United States, our business will be susceptible to risks associated with international operations.

In addition, on June 23, 2016, the UK held a referendum in which a majority of voters voted to exit the European Union (Brexit). The result of the Brexit vote adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar could materially reduce our revenues after taking into account foreign currency translation adjustments.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program(1)

April 1 - April 30, 2016	-	$-	-	$15,000,000

May 1 - May 31, 2016	-	-	-	15,000,000

June 1 - June 30, 2016	-	-	-	15,000,000

Total	-	$-	-

ITEM 5. OTHER INFORMATION

See Item 2 of Part II, "Contractual Obligations", regarding the new DXI operating lease for office space in London, UK.

ITEM 6. Exhibits

Exhibit Number	Description
10.33	Lease between AG Commercial St. I.B.V. as Landlord, DXI Limited as Tenant, and 8x8 Inc. as Guarantor.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2016

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)