Form 10-Q
period 2016-09-30
8X8 INC /DE/
filed 2016-11-02
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

      The number of shares of the Registrant's Common Stock outstanding as of October 26, 2016 was 90,551,664.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$32,094	$33,576
Short-term investments	137,650	129,274
Accounts receivable, net	11,661	11,070
Inventory	464	520
Deferred cost of goods sold	699	634
Deferred tax asset	-	5,382
Other current assets	6,667	5,444
Total current assets	189,235	185,900
Property and equipment, net	15,315	12,375
Intangible assets, net	18,212	21,464
Goodwill	45,290	47,420
Non-current deferred tax asset	48,565	43,189
Other assets	5,415	3,104
Total assets	$322,032	$313,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,026	$10,954
Accrued compensation	9,995	10,063
Accrued warranty	333	326
Accrued taxes	5,424	5,200
Accrued outside commissions	2,183	2,186
Deferred revenue	2,281	1,925
Other accrued liabilities	3,033	4,080
Total current liabilities	37,275	34,734

Non-current liabilities	3,321	3,258
Non-current deferred revenue	112	154
Total liabilities	40,708	38,146

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	90	89
Additional paid-in capital	399,955	389,260
Accumulated other comprehensive loss	(8,361)	(4,184)
Accumulated deficit	(110,360)	(109,859)
Total stockholders' equity	281,324	275,306
Total liabilities and stockholders' equity	$322,032	$313,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service revenue	$57,717	$46,951	$113,013	$91,119
Product revenue	5,466	3,991	10,211	7,715
Total revenue	63,183	50,942	123,224	98,834

Operating expenses:
Cost of service revenue	10,837	9,186	21,072	17,645
Cost of product revenue	5,782	4,596	11,287	8,978
Research and development	6,505	6,446	13,215	11,526
Sales and marketing	33,691	26,730	65,382	50,554
General and administrative	6,747	5,657	13,548	11,725
Total operating expenses	63,562	52,615	124,504	100,428
Loss from operations	(379)	(1,673)	(1,280)	(1,594)
Other income, net	391	204	801	438
Income (loss) before provision (benefit) for income taxes	12	(1,469)	(479)	(1,156)
Provision (benefit) for income taxes	(15)	423	22	1,208
Net income (loss)	$27	$(1,892)	$(501)	$(2,364)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$(0.01)	$(0.03)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.03)
Weighted average number of shares:
Basic	89,987	88,557	89,171	88,397
Diluted	93,447	88,557	89,171	88,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$27	$(1,892)	$(501)	$(2,364)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(39)	(29)	107	(76)
Foreign currency translation adjustment	(1,500)	(1,409)	(4,284)	68
Comprehensive loss	$(1,512)	$(3,330)	$(4,678)	$(2,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(501)	$(2,364)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,979	2,275
Amortization of intangible assets	1,868	1,563
Amortization of capitalized software	296	456
Net accretion of discount and amortization of premium on
marketable securities	171	435
Stock-based compensation expense	9,559	6,539
Deferred income tax (benefit) provision	(153)	687
Other	328	248
Changes in assets and liabilities:
Accounts receivable, net	(1,859)	(2,976)
Inventory	38	(200)
Other current and noncurrent assets	(2,216)	(794)
Deferred cost of goods sold	(119)	(77)
Accounts payable	3,133	132
Accrued compensation	46	1,234
Accrued warranty	7	(14)
Accrued taxes	290	891
Deferred revenue	367	(621)
Accrued outside commissions	(3)	874
Other current and noncurrent liabilities	(807)	(1,173)
Net cash provided by operating activities	13,424	7,115

Cash flows from investing activities:
Purchases of property and equipment	(5,230)	(2,118)
Cost of capitalized software	(2,443)	(708)
Purchase of businesses, net of cash acquired	-	(23,434)
Proceeds from maturity of investments	29,225	24,106
Sales of investments - available for sale	26,863	31,299
Purchases of investments - available for sale	(64,517)	(52,286)
Net cash used in investing activities	(16,102)	(23,141)

Cash flows from financing activities:
Capital lease payments	(333)	(200)
Payment of contingent consideration and escrow	(200)	(150)
Repurchase of common stock	(842)	(10,133)
Proceeds from issuance of common stock under employee stock plans	2,600	2,076
Net cash provided by (used in) financing activities	1,225	(8,407)

Effect of exchange rate changes on cash	(29)	118
Net decrease in cash and cash equivalents	(1,482)	(24,315)

Cash and cash equivalents, beginning of the period	33,576	53,110
Cash and cash equivalents, end of the period	$32,094	$28,795

Supplemental cash flow information
Income taxes paid	$286	$299
Interest paid	12	17
Property and equipment acquired under capital leases	823	-

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

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016, and there have been no changes to the Company's significant accounting policies during the six months ended September 30, 2016, except as described in the "Recently Adopted Accounting Pronouncements" section below.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015 and 2016, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on April 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is currently assessing the impact of this pronouncement and its amendments to its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides guidance for measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendment is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its Consolidated Statements of Cash Flows.

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of September 30, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$24,564	$-	$-	$24,564	$24,564	$-
Level 1:
Money market funds	7,530	-	-	7,530	7,530	-
Mutual funds	2,000	-	(169)	1,831	-	1,831
Subtotal	34,094	-	(169)	33,925	32,094	1,831
Level 2:
Commercial paper	15,578	6	-	15,584	-	15,584
Corporate debt	91,244	116	(16)	91,344	-	91,344
Asset backed securities	24,063	26	(1)	24,088	-	24,088
Mortgage backed securities	1,814	-	(14)	1,800	-	1,800
Agency bond	2,000	2	-	2,002	-	2,002
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	135,699	151	(31)	135,819	-	135,819
Total assets	$169,793	$151	$(200)	$169,744	$32,094	$137,650
Level 3:
Contingent consideration	$-	$-	$-	$216	$-	$-
Total liabilities	$-	$-	$-	$216	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$18,596	$-	$-	$18,596	$18,596	$-
Level 1:
Money market funds	14,980	-	-	14,980	14,980	-
Mutual funds	2,000	-	(187)	1,813	-	1,813
Subtotal	35,576	-	(187)	35,389	33,576	1,813
Level 2:
Commercial paper	6,794	2	-	6,796	-	6,796
Corporate debt	85,164	78	(28)	85,214	-	85,214
Municipal securities	1,007	-	(1)	1,006	-	1,006
Asset backed securities	24,614	7	(11)	24,610	-	24,610
Mortgage backed securities	2,045	-	(17)	2,028	-	2,028
Agency bond	6,805	1	-	6,806	-	6,806
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	127,429	89	(57)	127,461	-	127,461
Total assets	$163,005	$89	$(244)	$162,850	$33,576	$129,274
Level 3:
Contingent consideration	$-	$-	$-	$341	$-	$-
Total liabilities	$-	$-	$-	$341	$-	$-

Contractual maturities of investments as of September 30, 2016 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$83,100
Due after one year	54,550
Total	$137,650

Contingent Consideration and Escrow Liability

The Company's contingent consideration liability and escrow liability, included in other accrued liabilities and noncurrent liabilities on the consolidated balance sheets, was associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal 2016. Amounts held in escrow were measured at fair value using present value computations. The contingent consideration was measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract milestones be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the milestones to evaluate the fair value of the liability. As such, the contingent consideration is classified within Level 3 as described below.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$216	$391	$341	$-
Purchase price contingent consideration	-	-	-	391
Contingent consideration payments	-	(150)	(125)	(150)
Balance at end of period	$216	$241	$216	$241

3. INVENTORIES
	September 30,	March 31,
	2016	2016
Inventory (in thousands)
Work-in-process	$-	$76
Finished goods	464	444
	$464	$520

4. INTANGIBLE ASSETS AND GOODWILL

The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2016			March 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$17,776	$(5,776)	$12,000	$18,640	$(4,622)	$14,018
Customer relationships	9,600	(5,562)	4,038	9,993	(4,847)	5,146
Trade names/domains	2,079	-	2,079	2,205	-	2,205
In-process research and development	95	-	95	95	-	95
Total acquired identifiable intangible assets	$29,550	$(11,338)	$18,212	$30,933	$(9,469)	$21,464

At September 30, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2017	$1,803
2018	3,340
2019	3,090
2020	3,090
2021	2,735
Thereafter	1,980
Total	$16,038

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance as of March 31, 2016	$25,729	$21,691	$47,420
Foreign currency translation	-	(2,130)	(2,130)
Balance as of September 30, 2016	$25,729	$19,561	$45,290

5. RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

In the first six months of fiscal 2017 and 2016, the Company expensed all research and development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20).

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40). Capitalized costs are classified as either long-term assets or property and equipment on the consolidated balance sheets.

Other Long-Term Assets

In the first six months of fiscal 2017, the Company capitalized $2.4 million as other long-term assets. In the first six months of fiscal 2016, the Company capitalized $0.7 million as other long-term assets. At September 30, 2016 and March 31, 2016, total completed capitalized software development cost included in other long-term assets was approximately $1.7 million and $0, respectively. At September 30, 2016 and March 31, 2016, accumulated amortization cost related to completed capitalized software in other long term assets was approximately $0.3 million and $0, respectively.

Property and Equipment

In the first six months of fiscal 2017, the Company capitalized $0.5 million as property and equipment. In the first six months of fiscal 2016, the Company capitalized $0.3 million as property and equipment. At September 30, 2016 and March 31, 2016, total completed capitalized software cost included in property and equipment was approximately $1.2 million. At September 30, 2016 and March 31, 2016, accumulated amortization cost related to completed capitalized software in property and equipment was approximately $0.4 million and $0.2 million, respectively.

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

The Company has entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at September 30, 2016 totaled $2.4 million with accumulated amortization of $0.7 million.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$340	$342	$326	$339
Accruals for warranties	113	77	227	175
Settlements	(88)	(70)	(175)	(153)
Adjustments	(32)	(24)	(45)	(36)
Balance at end of period	$333	$325	$333	$325

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. The agreement requires a 150-day notice to terminate. At September 30, 2016, the total remaining obligation upon a termination of the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company has entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2017 through 2020. At September 30, 2016, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2017	$1,263
2018	1,363
2019	132
2020	8
Total minimum payments	$2,766

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

On February 22, 2011, the Company was named a defendant in Bear Creek Technologies, Inc. (BCT) v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware (the Court), along with 20 other defendants. Collectively this patent litigation is collectively referred to as In re Bear Creek Technologies, Inc. (MDL No.: 2344). In August 2011, the suit was dismissed without prejudice and then was refiled against the Company before the same Court. On November 28, 2012, the USPTO initiated and has since maintained a Reexamination Proceeding in which the claims of a patent (asserted against the Company) were rejected as being invalid based on four separate grounds. In response to the USPTO invalidity rejections, the Company filed an informational pleading (on July 10, 2013) to join a motion to stay the proceeding in the District Court, which this motion was granted on July 17, 2013. On May 5, 2015 and presumably in light of the Reexamination Proceeding, the Court administratively closed this case with leave to reopen if needed. The Reexamination Proceeding was appealed to the USPTO Patent Trial and Appeal Board, which affirmed the rejection of all claims in a decision on December 29, 2015. Beginning on February 26, 2016, the patent owner initiated the formal process to appeal that decision to the Court of Appeals for the Federal Circuit. No hearing date has been set.

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

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of service revenue	$440	$263	$800	$482
Cost of product revenue	-	-	-	-
Research and development	863	726	1,750	1,257
Sales and marketing	1,751	1,422	3,666	2,619
General and administrative	1,454	1,106	3,343	2,181
Total stock-based compensation expense
related to employee stock options and
employee stock purchases, pre-tax	4,508	3,517	9,559	6,539

Tax benefit	-	-	-	-
Stock-based compensation expense
related to employee stock options and
employee stock purchases, net of tax	$4,508	$3,517	$9,559	$6,539

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans for the six months ended September 30, 2016, is summarized as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at March 31, 2016	4,793,266	$6.29
Granted	308,560	14.40
Exercised	(318,197)	1.83
Canceled/Forfeited	(1)	2.58
Outstanding at September 30, 2016	4,783,628	$7.11

Vested and expected to vest at September 30, 2016	4,783,628	$7.11
Exercisable at September 30, 2016	3,085,831	$5.80

Stock Purchase Right activity for the six months ended September 30, 2016 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2016	82,171	$6.30	0.76
Granted	-	-
Vested	(65,006)	5.89
Forfeited	(250)	7.88
Balance at September 30, 2016	16,915	$7.86	1.21

Restricted Stock Unit activity for the six months ended September 30, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Term (in Years)
Balance at March 31, 2016	4,544,799	$8.08	1.67
Granted	1,899,350	15.08
Vested	(868,648)	8.27
Forfeited	(141,143)	8.82
Balance at September 30, 2016	5,434,358	$10.49	1.75

The following table summarizes stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 to $4.26	995,448	$1.44	1.9	$13,930,587	995,448	$1.44	$13,930,587
$4.32 to $6.86	1,288,863	$6.26	7.0	11,825,206	925,675	$6.02	8,712,685
$7.52 to $8.93	973,650	$8.28	8.6	6,963,536	333,871	$8.23	2,403,471
$9.21 to $9.74	983,835	$9.62	7.0	5,711,928	729,275	$9.63	4,232,016
$10.50 to $15.18	541,832	$12.92	9.1	1,361,380	101,562	$11.10	439,646
	4,783,628			$39,792,637	3,085,831		$29,718,405

As of September 30, 2016, there was $52.6 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.26 years.

Unamortized stock-based compensation expense related to shares issued as part of a prior year acquisition was approximately $1.6 million, which will be recognized over a weighted average period of 2.67 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected volatility	42%	53%	44%	53%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.12%	1.59%	1.17%	1.59%
Weighted average expected option term	4.50 years	5.57 years	4.72 years	5.46 years

Weighted average fair value of options granted	$5.46	$4.00	$5.46	$4.06

The estimated fair value of options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected volatility	40%	45%	40%	45%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.45%	0.30%	0.45%	0.30%
Weighted average expected ESPP option term	0.76 years	0.75 years	0.76 years	0.75 years

Weighted average fair value of
ESPP options granted	$4.04	$2.78	$4.04	$2.78

As of September 30, 2016, there were approximately $0.5 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

Performance Stock Units

During the three and six months ended September 30, 2016, the Company issued restricted performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service. These PSUs vest (1) 50% on September 22, 2018 and (2) 50% on September 27, 2019, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR) for each 1% of positive or negative relative TSR, and the number of shares earned will increase or decrease by 2% of the target numbers. In the event 8x8's common stock performance is below negative 30%, relative to the benchmark, no shares will be issued. These PSU grants are included in the restricted stock unit activity disclosure for the six months ended September 30, 2016.

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

In October 2015, the Company's board of directors authorized the Company to purchase an additional $15.0 million of its common stock from time to time until October 20, 2016 under the 2015 Repurchase Plan. There were no stock repurchases for the six months ended September 30, 2016. The remaining authorized repurchase amount at September 30, 2016 was $15.0 million.

8. INCOME TAXES

For the three months ended September 30, 2016, the Company recorded a benefit from income taxes of $15,000, which was primarily attributable to income from operations. For the three months ended September 30, 2015, the Company recorded a provision for income taxes of $0.4 million, which was primarily attributable to income from operations.

The Company estimated the annual effective rate at the end of each quarterly period, and recorded the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. The determination of the effective tax rate reflects tax expense and benefit generated in certain domestic and foreign jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.

At March 31, 2016, the Company had a liability for unrecognized tax benefits of $2.9 million, all of which, if recognized, would decrease the company's effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits for the three and six months ended September 30, 2016, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 2013 to fiscal 2016 may be subject to examination by the Internal Revenue Service, California and various other states. Net operating losses and tax credits carried forward to March 31, 2016 may still be subject to adjustment by the taxing authorities until the period is closed to examination. As of October 24, 2016, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2011 to 2016.

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) available to common stockholders	$27	$(1,892)	$(501)	$(2,364)

Denominator:
Common shares	89,987	88,557	89,171	88,397

Denominator for basic calculation	89,987	88,557	89,171	88,397
Employee stock options	1,717	-	-	-
Stock purchase rights	1,743	-	-	-
Denominator for diluted calculation	93,447	88,557	89,171	88,397

Net income (loss) per share
Basic	$0.00	$(0.02)	$(0.01)	$(0.03)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.03)

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee stock options	187	2,640	153	2,544
Stock purchase rights	307	262	154	157
Total anti-dilutive employee stock-based securities	494	2,902	307	2,701

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

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Americas (principally US)	89%	86%	88%	87%
Europe (principally UK)	10%	14%	11%	11%
Asia-Pacific	1%	0%	1%	2%
	100%	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	September 30,	March 31,
	2016	2016
Americas (principally US)	$11,231	$9,165
Europe (principally UK)	3,902	2,642
Asia-Pacific	182	568
Total	$15,315	$12,375

The following table provides financial information by segment for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Americas (principally US):
Net revenues	$56,635	$44,086	$110,033	$87,674
Net income	$2,044	$15	$3,510	$266
Europe (principally UK):
Net revenues	$6,548	$6,856	$13,191	$11,160
Net loss	$(2,017)	$(1,907)	$(4,011)	$(2,630)

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

Powered by internally owned and managed technologies, our cloud communications and contact center offerings are positioned to serve businesses of all sizes and can easily scale to large, globally distributed enterprise customers. Our turnkey solution spans a broad spectrum of communications and collaboration needs, is provided with industry-leading reliability at an affordable cost and is quick and easy-to deploy through our proprietary deployment methodology. This allows customers to focus on their business instead of managing the complexities of disparate communications and collaboration platforms and the integration of these platforms with other cloud-based business applications.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2017 refers to the fiscal year ending March 31, 2017).

SUMMARY AND OUTLOOK

In the second quarter of fiscal 2017, our service revenue from mid-market and enterprise customers grew 36% year-over year and represented 53% of total service revenue. New monthly recurring revenue (MRR) bookings from mid-market and enterprise customers and by our channel sales teams increased 30% year-over-year, reflecting strong demand for our services in our target market segments. Also, average monthly service revenue per business customer (ARPU) increased 14% to a record $409, compared with $360 in the same period last year. Our ability to offer a broad range of cloud- based mission critical communications services is bringing us larger deals where we continue to displace incumbent, premises-based systems.

Building upon our Global Reach® initiative, during the quarter, we launched a new customer support center in the Philippines, and expect to open an additional support center in Cluj, Romania by the end of the calendar year. These new technical support operations outside of the U.S. will expand our 24/7 worldwide support capabilities while favorably impacting our margins through reduced customer support costs. Additionally, all of the three data datacenters that we announced earlier in the year, Amsterdam, Brazil and Singapore, are in operation and are supporting customers and users based in those regions.

We continued the advancement of our technology and service offerings in the second quarter of fiscal 2017 with two new product releases: Quality Management and Virtual Office for Sales. Our new Quality Management solution leverages cloud technology combined with deep Virtual Contact Center integration to deliver an easy to install, use and manage framework for monitoring and improving the quality of a customer's contact center operations. Our new Virtual Office for Sales solution streamlines the entire sales process with built in Salesforce.com integration across all Virtual-Office connected devices, including mobile, to offer a constantly updated view of communications activities along with detailed analytics on team, individual and account performance.

Despite increases in total revenue year over year, we are expecting a continued depreciation of the British Pound (GBP) to the U.S. Dollar (USD). A significantly weaker GBP compared to the USD could materially reduce our revenues after taking into account foreign currency translation adjustments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2016	2016	2016	2015	2015
Business customers average monthly
service revenue per customer (1)	$ 409	$ 399	$ 385	$ 369	$ 360
Monthly business service revenue churn (2)(3)	0.6%	0.5%	0.4%	1.2%	0.7%

Overall service margin	81%	81%	81%	80%	80%
Overall product margin	-6%	-16%	-18%	-21%	-15%
Overall gross margin	74%	74%	72%	72%	73%

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

(3)	Excludes DXI business customer service revenue churn for all periods presented.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$57,717	$46,951	$10,766	22.9%
Percentage of total revenue	91.3%	92.2%
Six months ended	$113,013	$91,119	$21,894	24.0%
Percentage of total revenue	91.7%	92.2%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication and collaboration services. We expect that cloud software solutions service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

8x8 service revenues increased in the second quarter of fiscal 2017 compared with the second quarter of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $360 at September 30, 2015 to $409 at September 30, 2016. We expect growth in the number of business customers and average monthly service revenue per customer to continue to increase in fiscal 2017.

We translate revenue denominated in foreign currency into U.S. dollars for our financial statements. If the exchange rate for the GBP to the USD persists at current levels, or declines further, our revenues will be adversely impacted due to the foreign currency translation adjustment. We cannot ascertain how much impact this will have in fiscal 2017, but at the current exchange rate, we estimate a negative impact on revenues of approximately $1.2 million per quarter in comparison with the exchange rate for GBP to USD effective in the first quarter of fiscal 2017.

	September 30,		Dollar	Percent
Product revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,466	$3,991	$1,475	37.0%
Percentage of total revenue	8.7%	7.8%
Six months ended	$10,211	$7,715	$2,496	32.4%
Percentage of total revenue	8.3%	7.8%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud communication service. Product revenue increased for the three and six months ended September 30, 2016 primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three and six months ended September 30, 2016 or 2015.

	September 30,		Dollar	Percent
Cost of service revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$10,837	$9,186	$1,651	18.0%
Percentage of service revenue	18.8%	19.6%
Six months ended	$21,072	$17,645	$3,427	19.4%
Percentage of service revenue	18.6%	19.4%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided third party carriers, technology licenses, and royalty expenses.

Cost of service revenue for the three months ended September 30, 2016 increased over the comparable period in the prior fiscal year primarily due to a $0.8 million increase in third party network services expenses, a $0.2 million increase in payroll and related expenses, a $0.2 million increase in stock-based compensation expenses, and a $0.2 million increase in license and fee expenses.

Cost of service revenue for the six months ended September 30, 2016 increased over the comparable period in the prior fiscal year primarily due to a $1.6 million increase in third party network services expenses, a $0.6 million increase in amortization of intangibles expense, a $0.4 million increase in payroll and related expenses, a $0.3 million increase in license and fee expenses, and a $0.3 million increase in stock-based compensation expenses.

	September 30,		Dollar	Percent
Cost of product revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,782	$4,596	$1,186	25.8%
Percentage of product revenue	105.8%	115.2%
Six months ended	$11,287	$8,978	$2,309	25.7%
Percentage of product revenue	110.5%	116.4%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on relative selling price under our customer subscription agreements is less than the cost of the IP phone equipment.

The cost of product revenue for the three and six months ended September 30, 2016 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The decrease in negative margin is due to less discounting of equipment in the current period and to a decrease in our standard costs for certain phone equipment.

	September 30,		Dollar	Percent
Research and development	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,505	$6,446	$59	0.9%
Percentage of total revenue	10.3%	12.7%
Six months ended	$13,215	$11,526	$1,689	14.7%
Percentage of total revenue	10.7%	11.7%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts.

The research and development expenses for the three months ended September 30, 2016 increased over the comparable period in the prior fiscal year primarily due to a $1.3 million increase in payroll and related costs, offset by a $1.0 million of payroll and related costs, consulting and outside services capitalized in accordance with ASC 350-40, and an offset of $0.4 million decrease of facility allocation costs (which is based on employee headcount).

The research and development expenses for the six months ended September 30, 2016 increased over the comparable period in the prior fiscal year primarily due to a $0.6 million increase in facility allocation costs, $0.4 million increase in payroll and related costs, a $0.4 million increase in stock-based compensation expenses, and a $0.2 million increase in consulting, temporary personnel, and outside service expenses. We expect research and development expenses to increase for the foreseeable future as we continue to invest in our DXI unit and in the formation of our research and development team in Romania.

	September 30,		Dollar	Percent
Sales and marketing	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$33,691	$26,730	$6,961	26.0%
Percentage of total revenue	53.3%	52.5%
Six months ended	$65,382	$50,554	$14,828	29.3%
Percentage of total revenue	53.1%	51.2%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for the second quarter of fiscal 2017 increased over the same quarter in the prior fiscal year primarily due to a $4.3 million increase in payroll and related costs, a $0.9 million increase in lead generation expenses, a $1.3 million increase in facility allocation costs, a $0.4 million increase in indirect channel commission expenses, and a $0.3 million increase in stock-based compensation expenses.

Sales and marketing expenses for the six months ended September 30, 2016 increased over the same period in the prior fiscal year primarily because of an $8.8 million increase in payroll and related costs, a $2.3 million increase in departmental allocation costs, a $1.0 million increase in stock-based compensation expenses, a $1.0 million increase in indirect channel commissions, a $0.5 million increase in lead generation expenses, and a $0.5 million increase in travel expenses. We expect sales and marketing expenses to increase for the foreseeable future as we continue to increase our efforts to sell to larger businesses and to deploy our cloud communication and collaboration services globally to enterprise customers.

	September 30,		Dollar	Percent
General and administrative	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,747	$5,657	$1,090	19.3%
Percentage of total revenue	10.7%	11.1%
Six months ended	$13,548	$11,725	$1,823	15.5%
Percentage of total revenue	11.0%	11.9%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

General and administrative expenses for the second quarter of fiscal 2017 increased over the same quarter in the prior fiscal year primarily due to a $0.4 million increase in stock-based compensation expenses, a $0.3 million increase in payroll and related expenses, and a $0.2 million increase in facility expenses.

General and administrative expenses for the six months ended September 30, 2016 increased over the same period in the prior fiscal year primarily because of a $1.2 million increase in stock-based compensation expenses, a $0.5 million increase in facility expenses, a $0.3 million increase in payroll and related expenses, partially offset by a $0.4 million decrease in legal fees, primarily due to the business acquisitions that occurred in the first quarter of fiscal 2016.

	September 30,		Dollar	Percent
Other income, net	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$391	$204	$187	91.7%
Percentage of total revenue	0.6%	0.4%
Six months ended	$801	$438	$363	82.9%
Percentage of total revenue	0.7%	0.4%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2017 and 2016.

	September 30,		Dollar	Percent
Provision (benefit) for income tax	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$(15)	$423	$(438)	-103.5%
Percentage of income (loss)
before provision for income taxes	-125.0%	-28.8%
Six months ended	$22	$1,208	$(1,186)	-98.2%
Percentage of income (loss)
before provision for income taxes	-4.6%	-104.5%

For the three months ended September 30, 2016, we recorded a benefit from income taxes of $15,000, all of which related to net income (loss) from operations. For the three months ended September 30, 2015, we recorded a provision for income taxes of $0.4 million, all of which related to net income (loss) from operations.

For the six months ended September 30, 2016, we recorded a provision for income taxes of $22,000, all of which related to net income (loss) from operations. For the six months ended September 30, 2015, we recorded a provision for income taxes of $1.2 million, which was primarily attributable to domestic income from operations.

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

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $169.7 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the six months ended September 30, 2016 was approximately $13.4 million, compared with $7.1 million for the six months ended September 30, 2015. Cash provided by operating activities has historically been affected by the amount of net income (loss), sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

The net cash used in investing activities for the six months ended September 30, 2016 was $16.1 million, during which we purchased approximately $8.4 million of short term investments, net of sales and maturities of short term investments, we spent approximately $5.2 million on the purchase of property and equipment, and we capitalized $2.4 million of internal use software. Net cash used in investing activities was approximately $23.1 million, during the six months ended September 30, 2015, during which we spent approximately $2.1 million on the purchase of property and equipment, spent approximately $23.4 million on acquisitions of two businesses, and we had proceeds of approximately $3.1 million from the sale of short term investments, net of purchases and maturities of short term investments.

Net cash provided by financing activities for the six months ended September 30, 2016 was approximately $1.2 million, which primarily resulted from $2.6 million of cash received from the issuance of common stock under our employee stock purchase plan, reduced by $0.8 million of repurchases of our common stock related to shares withheld for payroll taxes, $0.3 million of payments on capital leases, and $0.2 million of payments of contingent consideration and escrow. Net cash used in financing activities for the six months ended September 30, 2015 were approximately $8.4 million, which was primarily due from cash used to repurchase our common stock as part of our Repurchase Plan in the amount of approximately $10.1 million, partially offset by cash received from the issuance of common stock under our employee stock purchase plan of approximately $2.1 million.

Contractual Obligations

Except as set forth below, there were no significant changes in our commitments under contractual obligations, as disclosed in the Company's Annual Report on Form 10-K, for the six months ended September 30, 2016.

In June 2016, we entered into a new lease in London UK for our DXI location for approximately 16,000 square feet under an operating lease that expires in June 2026. We received an 18 month rent holiday from rent payments. After the rent holiday, the lease has a base monthly rent of approximately $95,000, and requires us to pay service charges and normal maintenance costs. The lease contains a break clause, which allows us to end the lease in June 2022, subject to certain conditions.

In August 2016, we entered into a new lease in New York City for additional office space for approximately 5,200 square feet under an operating lease that expires in October 2021. The lease has a base monthly rent of approximately $26,000.

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

To date, our exposure to exchange rate volatility has not been significant. However, the June 2016 vote on a referendum to exit the European Union decision has resulted in a steep decline in the exchange rate for GBP to USD. The impact of Brexit to our results of operations for the period ended September 30, 2016 was not material. However, there can be no assurance that there will not be a material impact in the future.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2016.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program(1)

July 1 - July 31, 2016	-	$-	-	$15,000,000

August 1 - August 31, 2016	-	-	-	15,000,000

September 1 - September 30, 2016	-	-	-	15,000,000

Total	-	$-	-

ITEM 5. OTHER INFORMATION

See Item 2 of Part II, "Contractual Obligations", regarding the new DXI operating lease for office space in London, UK and in New York City.

ITEM 6. Exhibits

Exhibit Number	Description
10.34	Amended and Restated 2013 New Employee Inducement Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2016

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)