Form 10-Q
period 2016-12-31
8X8 INC /DE/
filed 2017-02-08
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

      The number of shares of the Registrant's Common Stock outstanding as of January 30, 2017 was 90,932,838.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,457	$33,576
Short-term investments	139,194	129,274
Accounts receivable, net	13,069	11,070
Inventory	572	520
Deferred cost of goods sold	640	634
Deferred tax asset	-	5,382
Other current assets	5,551	5,444
Total current assets	192,483	185,900
Property and equipment, net	15,224	12,375
Intangible assets, net	16,726	21,464
Goodwill	44,327	47,420
Non-current deferred tax asset	48,443	43,189
Other assets	6,645	3,104
Total assets	$323,848	$313,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,537	$10,954
Accrued compensation	12,022	10,063
Accrued warranty	290	326
Accrued taxes	5,083	5,200
Accrued outside commissions	2,843	2,186
Deferred revenue	2,089	1,925
Other accrued liabilities	3,627	4,080
Total current liabilities	38,491	34,734

Non-current liabilities	3,001	3,258
Non-current deferred revenue	81	154
Total liabilities	41,573	38,146

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	90	89
Additional paid-in capital	404,192	389,260
Accumulated other comprehensive loss	(10,322)	(4,184)
Accumulated deficit	(111,685)	(109,859)
Total stockholders' equity	282,275	275,306
Total liabilities and stockholders' equity	$323,848	$313,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service revenue	$60,149	$48,948	$173,162	$140,068
Product revenue	3,527	4,220	13,738	11,935
Total revenue	63,676	53,168	186,900	152,003

Operating expenses:
Cost of service revenue	10,525	9,713	31,597	27,359
Cost of product revenue	4,240	5,087	15,527	14,065
Research and development	7,095	6,404	20,310	17,930
Sales and marketing	35,667	27,585	101,049	78,138
General and administrative	7,852	6,888	21,400	18,614
Total operating expenses	65,379	55,677	189,883	156,106
Loss from operations	(1,703)	(2,509)	(2,983)	(4,103)
Other income, net	408	272	1,209	710
Loss before provision (benefit) for income taxes	(1,295)	(2,237)	(1,774)	(3,393)
Provision (benefit) for income taxes	30	(557)	52	651
Net loss	$(1,325)	$(1,680)	$(1,826)	$(4,044)

Net loss per share:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average number of shares:
Basic	90,774	88,289	90,062	88,812
Diluted	90,774	88,289	90,062	88,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss	$(1,325)	$(1,680)	$(1,826)	$(4,044)
Other comprehensive loss, net of tax
Unrealized loss on investments in securities	(170)	(245)	(63)	(320)
Foreign currency translation adjustment	(1,791)	(972)	(6,075)	(904)
Comprehensive loss	$(3,286)	$(2,897)	$(7,964)	$(5,268)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,826)	$(4,044)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,463	3,598
Amortization of intangible assets	2,741	2,565
Impairment of long-lived assets	15	640
Amortization of capitalized software	442	456
Net accretion of discount and amortization of premium on marketable securities	228	584
Stock-based compensation expense	15,630	11,202
Deferred income tax (benefit) provision	(104)	361
Other	574	467
Changes in assets and liabilities:
Accounts receivable, net	(3,267)	(3,138)
Inventory	(87)	(122)
Other current and noncurrent assets	(1,065)	(1,699)
Deferred cost of goods sold	(86)	(156)
Accounts payable	1,732	418
Accrued compensation	2,146	3,351
Accrued warranty	(36)	(17)
Accrued taxes	(21)	1,837
Deferred revenue	168	(427)
Accrued outside commissions	657	256
Other current and noncurrent liabilities	(84)	(748)
Net cash provided by operating activities	22,220	15,384

Cash flows from investing activities:
Purchases of property and equipment	(6,509)	(3,295)
Cost of capitalized software	(3,939)	(1,275)
Purchase of businesses, net of cash acquired	-	(23,434)
Proceeds from maturity of investments	47,625	38,451
Sales of investments - available for sale	34,821	43,934
Purchases of investments - available for sale	(92,647)	(90,025)
Net cash used in investing activities	(20,649)	(35,644)

Cash flows from financing activities:
Capital lease payments	(460)	(321)
Payment of contingent consideration and escrow	(300)	(200)
Repurchase of common stock	(2,828)	(11,628)
Proceeds from issuance of common stock under employee stock plans	2,694	2,848
Net cash used in financing activities	(894)	(9,301)

Effect of exchange rate changes on cash	(796)	317
Net decrease in cash and cash equivalents	(119)	(29,244)

Cash and cash equivalents, beginning of the period	33,576	53,110
Cash and cash equivalents, end of the period	$33,457	$23,866

Supplemental cash flow information
Income taxes paid	$350	$441
Interest paid	16	30
Property and equipment acquired under capital leases	823	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

8x8, Inc. (8x8 or the Company) is a provider of cloud-based, enterprise-class software solutions that transform the way businesses communicate and collaborate globally. The Company's integrated, "pure-cloud" offering combines global voice, contact center software, conferencing, messaging and video with integrated workflows and big data analytics on a single platform to enable increased team productivity, better customer engagement and real-time insights into business performance.

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

RECLASSIFICATION

Certain amounts previously reported within the Company's consolidated balance sheets and statements of cash flows have been reclassified to conform to the current period presentation. The reclassification had no impact on the Company's previously reported net loss, cash flows, or basic or diluted net loss per share amounts.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016, and there have been no changes to the Company's significant accounting policies during the nine months ended December 31, 2016, except as described in the "Recently Adopted Accounting Pronouncements" section below.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-5, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer's accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Therefore, the Company has prospectively adopted this new standard on April 1, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. As permitted, the Company early adopted this standard prospectively during the quarter ended June 30, 2016. The adoption of this standard resulted in reclassifying current deferred income tax assets to noncurrent deferred income tax assets and current deferred income tax liabilities to noncurrent deferred income tax liabilities. No prior periods were retrospectively adjusted.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements: Going Concern (Subtopic 205-40), this ASU provides guidance regarding management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. The amendment is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company will apply the requirements of ASU 2014-15 during the fiscal year ended March 31, 2017.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides guidance for measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendment is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

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

In October 2016, the FASB has issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which provides guidance on how an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In November 2016, the FASB has issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on how restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its Consolidated Statements of Cash Flows.

In January 2017, the FASB has issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In January 2017, the FASB has issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather require an entity to record an impairment charge based on the excess of a reporting unit's carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of December 31, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$27,382	$-	$-	$27,382	$27,382	$-
Level 1:
Money market funds	6,075	-	-	6,075	6,075	-
Mutual funds	2,000	-	(202)	1,798	-	1,798
Subtotal	35,457	-	(202)	35,255	33,457	1,798
Level 2:
Commercial paper	20,945	4	(2)	20,947	-	20,947
Corporate debt	90,469	57	(65)	90,461	-	90,461
Asset backed securities	22,630	7	(15)	22,622	-	22,622
Mortgage backed securities	367	-	(2)	365	-	365
Agency bond	2,000	1	-	2,001	-	2,001
International government securities	1,000	-	-	1,000	-	1,000
Subtotal	137,411	69	(84)	137,396	-	137,396
Total assets	$172,868	$69	$(286)	$172,651	$33,457	$139,194
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$18,596	$-	$-	$18,596	$18,596	$-
Level 1:
Money market funds	14,980	-	-	14,980	14,980	-
Mutual funds	2,000	-	(187)	1,813	-	1,813
Subtotal	35,576	-	(187)	35,389	33,576	1,813
Level 2:
Commercial paper	6,794	2	-	6,796	-	6,796
Corporate debt	85,164	78	(28)	85,214	-	85,214
Municipal securities	1,007	-	(1)	1,006	-	1,006
Asset backed securities	24,614	7	(11)	24,610	-	24,610
Mortgage backed securities	2,045	-	(17)	2,028	-	2,028
Agency bond	6,805	1	-	6,806	-	6,806
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	127,429	89	(57)	127,461	-	127,461
Total assets	$163,005	$89	$(244)	$162,850	$33,576	$129,274
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

Contractual maturities of investments as of December 31, 2016, are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$86,842
Due after one year	52,352
Total	$139,194

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Balance at beginning of period	$216	$391	$341	$-
Purchase price contingent consideration	-	-	-	541
Fair value adjustment	107	-	107	-
Contingent consideration payments	(175)	(50)	(300)	(200)
Balance at end of period	$148	$341	$148	$341

3. INVENTORIES
	December 31,	March 31,
	2016	2016
Inventory (in thousands)
Work-in-process	$-	$76
Finished goods	572	444
	$572	$520

4. INTANGIBLE ASSETS AND GOODWILL

The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2016			March 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$17,402	$(6,318)	$11,084	$18,640	$(4,622)	$14,018
Customer relationships	9,383	(5,858)	3,525	9,993	(4,847)	5,146
Trade names/domains	2,022	-	2,022	2,205	-	2,205
In-process research and development	95	-	95	95	-	95
Total acquired identifiable intangible assets	$28,902	$(12,176)	$16,726	$30,933	$(9,469)	$21,464

At December 31, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2017	$869
2018	3,229
2019	2,983
2020	2,983
2021	2,644
Thereafter	1,901
Total	$14,609

Impairment of Long-Lived Assets

During the three months ended December 31, 2016, the Company decided to discontinue a certain customer segment of its United Kingdom based platform-as-a-service (DXI PaaS) that was acquired in fiscal 2016 as part of the DXI acquisition. The Company evaluated long-lived assets related to the DXI reporting unit including the technology, customer relationships, and trade name intangible assets for impairment. The Company determined it was appropriate to record an impairment charge equal to the remaining value of the impaired DXI PaaS customer relationship intangible in the third fiscal quarter. The impairment recorded during the fiscal year was immaterial to the consolidated statements of operations. Revenues and net income (loss) from DXI PaaS were not material for all periods presented.

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

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance as of March 31, 2016	$25,729	$21,691	$47,420
Foreign currency translation	-	(3,093)	(3,093)
Balance as of December 31, 2016	$25,729	$18,598	$44,327

5. RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

In the first nine months of fiscal 2017 and 2016, the Company expensed all research and development costs in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed (ASC 985-20).

The Company accounts for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40). Capitalized costs are classified as either long-term assets or property and equipment on the consolidated balance sheets.

Other Long-Term Assets

In the first nine months of fiscal 2017, the Company capitalized $3.9 million as other long-term assets. In the first nine months of fiscal 2016, the Company capitalized $1.1 million as other long-term assets. At December 31, 2016 and March 31, 2016, total completed capitalized software development cost included in other long-term assets was approximately $1.7 million. At December 31, 2016 and March 31, 2016, accumulated amortization cost related to completed capitalized software in other long term assets was approximately $0.4 million and $0, respectively.

Property and Equipment

In the first nine months of fiscal 2017, the Company capitalized $0.7 million as property and equipment. In the first nine months of fiscal 2016, the Company capitalized $0.2 million as property and equipment. At December 31, 2016 and March 31, 2016, total completed capitalized software cost included in property and equipment was approximately $2.5 million and $1.2 million, respectively. At December 31, 2016 and March 31, 2016, accumulated amortization cost related to completed capitalized software in property and equipment was approximately $0.6 million and $0.2 million, respectively.

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

The Company has entered into a series of noncancelable capital lease agreements for office equipment bearing interest at various rates. Assets under capital lease at December 31, 2016 totaled $2.3 million with accumulated amortization of $0.8 million.

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

Product Warranties

The Company accrues for the estimated costs that may be incurred under its product warranties upon revenue recognition. Changes in the Company's product warranty liability, which is included in cost of product revenues in the consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Balance at beginning of period	$333	$325	$326	$339
Accruals for warranties	24	88	251	263
Settlements	(26)	(70)	(201)	(223)
Adjustments	(41)	(21)	(86)	(57)
Balance at end of period	$290	$322	$290	$322

Minimum Third Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. The agreement requires a 150-day notice to terminate. At December 31, 2016, the total remaining obligation upon a termination of the contract was $2.2 million.

Minimum Third Party Network Service Provider Commitments

The Company has entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2017 through 2020. At December 31, 2016, future minimum annual payments under these third party network service contracts were as follows (in thousands):

Year ending March 31:
Remaining 2017	$478
2018	1,363
2019	132
2020	8
Total minimum payments	$1,981

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

On February 22, 2011, the Company was named a defendant in Bear Creek Technologies, Inc. (BCT) v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware (the Delaware Court), along with 20 other defendants.  Collectively this patent litigation is referred to as In re Bear Creek Technologies, Inc. (MDL No.: 2344).  In August 2011, the suit was dismissed without prejudice but then refiled in the Delaware Court against the Company. On November 28, 2012, the USPTO initiated and has since maintained a Reexamination Proceeding in which the claims of a patent (asserted against the Company) were rejected as being invalid based on four separate grounds.  In response to the USPTO invalidity rejections, the Company filed an informational pleading (on July 10, 2013) to join a motion to stay the proceeding in the Delaware Court, which this motion was granted on July 17, 2013. On May 5, 2015 and presumably in light of the Reexamination Proceeding, the Court administratively closed this case with leave to reopen if needed. The Reexamination Proceeding was appealed to the USPTO Patent Trial and Appeal Board ("PTO Board of Appeals"), which affirmed the rejection of all claims in a Decision (December 29, 2015), which is now on appeal before the Court of Appeals for the Federal Circuit.  The matter is briefed and oral argument before the Court of Appeals for the Federal Circuit is scheduled for March 13, 2017.

On November 14, 2016, the Company was named as a defendant in Serenitiva LLC v. 8x8, Inc. filed in U.S. District Court for the E.D. of Texas (Civil Action No. 6:16-cv-1290). Plaintiff Serenitiva LLC is suing the Company based on alleged infringement of U.S. Patent No. 6,865,268 by alleged Company activities in connection with the Company's Virtual Contact Center Agent Console (alleged as providing interactive, real-time call tracking and resolution management over a communications network). Plaintiff Serenitiva LLC also sued nine other defendants regarding the same patent asserted in the complaint filed against the Company. The Company is currently assessing factual and legal defenses to these claims and expect to present a vigorous defense. The Company has not answered the complaint yet and 8x8 cannot estimate potential liability in this case at this early stage of the litigation. Plaintiff Serenitiva and three of these other defendants have already settled/resolved their respective suits.

On December 2, 2016, the Company was named as a defendant in Paluxy Messaging LLC v. 8x8, Inc. filed in U.S. District Court for the E.D. of Texas, Tyler Division (Civil Action No. 6:16-cv-1346). Plaintiff Paluxy Messaging LLC is suing the Company based on alleged infringement U.S. Patent No. 8,411,829 by alleged activities in connection with the Company's use of a voicemail system (alleged in the complaint as providing a system for managing messages). Plaintiff Paluxy Messaging LLC also sued seven other defendants regarding the same patent asserted in the complaint filed against the Company. The Company is currently assessing factual and legal defenses to these claims and expect to present a vigorous defense. The Company has not answered the complaint yet and the Company cannot estimate potential liability in this case at this early stage of the litigation. Plaintiff Paluxy Messaging and three of these other defendants have already settled/resolved their respective suits.

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

State and Municipal Taxes

From time to time, the Company has received inquiries from a number of state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment.

During the period ended December 31, 2016, the City of San Francisco levied an assessment for utility taxes against the Company. The Company plans to vigorously appeal the assessment. Based on historical experience of the Company, management has determined the probable loss relating to this exposure to be approximately $0.4 million, which was recorded in the consolidated financial statements as of December 31, 2016. Although the outcome cannot be predicted, the estimated reasonable additional loss is between $0 to $0.6 million.

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of service revenue	$538	$346	$1,338	$828
Cost of product revenue	-	-	-	-
Research and development	1,061	850	2,811	2,107
Sales and marketing	2,452	1,689	6,118	4,308
General and administrative	2,020	1,778	5,363	3,959
Total stock-based compensation expense
related to employee stock options and
employee stock purchases, pre-tax	6,071	4,663	15,630	11,202

Tax benefit	-	-	-	-
Stock-based compensation expense
related to employee stock options and
employee stock purchases, net of tax	$6,071	$4,663	$15,630	$11,202

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans for the nine months ended December 31, 2016, is summarized as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding at March 31, 2016	4,793,266	$6.29
Granted	358,832	14.54
Exercised	(338,781)	2.17
Canceled/Forfeited	(42,469)	9.87
Outstanding at December 31, 2016	4,770,848	$7.17

Vested and expected to vest at December 31, 2016	4,770,848	$7.17
Exercisable at December 31, 2016	3,265,483	$5.99

Stock Purchase Right activity for the nine months ended December 31, 2016 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2016	82,171	$6.30	0.76
Granted	-	-
Vested	(68,426)	5.98
Forfeited	(1,125)	6.73
Balance at December 31, 2016	12,620	$8.00	1.20

Restricted Stock Unit activity for the nine months ended December 31, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Term (in Years)
Balance at March 31, 2016	4,544,799	$8.09	1.67
Granted	2,115,744	15.07
Vested	(1,351,014)	7.99
Forfeited	(284,431)	9.35
Balance at December 31, 2016	5,025,098	$10.99	1.66

The following table summarizes stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$0.55 to $4.26	991,768	$1.43	1.6	$12,760,718	991,768	$1.43	$12,760,718
$4.32 to $6.86	1,288,863	$6.26	6.7	10,368,791	969,263	$6.06	7,990,967
$7.52 to $9.21	1,047,938	$8.38	8.1	6,207,461	481,286	$8.44	2,821,376
$9.35 to $10.97	1,017,107	$9.86	6.9	4,517,121	759,962	$9.80	3,418,142
$11.26 to $15.40	425,172	$13.95	9.2	389,388	63,204	$11.96	156,748
	4,770,848			$34,243,479	3,265,483		$27,147,951

As of December 31, 2016, there was $49.7 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.12 years.

Unamortized stock-based compensation expense related to shares issued as part of a prior year acquisition was approximately $1.5 million, which will be recognized over a weighted average period of 2.42 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Expected volatility	42%	51%	44%	53%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.20%	1.75%	1.17%	1.60%
Weighted average expected option term	4.50 years	5.25 years	4.69 years	5.44 years

Weighted average fair value of options granted	$5.54	$4.92	$5.47	$4.12

The estimated fair value of options granted under the Employee Stock Purchase Plan was estimated at the date of grant using Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Expected volatility	-	-	40%	45%
Expected dividend yield	-	-	-	-
Risk-free interest rate	-	-	0.45%	0.30%
Weighted average expected ESPP option term	-	-	0.76 years	0.75 years

Weighted average fair value of
ESPP options granted	$-	$-	$4.04	$2.78

As of December 31, 2016, there were approximately $0.2 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.2 years.

Performance Stock Units

During the nine months ended December 31, 2016, the Company issued restricted performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service. These PSUs vest (1) 50% on September 22, 2018 and (2) 50% on September 27, 2019, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR) for each 1% of positive or negative relative TSR, and the number of shares earned will increase or decrease by 2% of the target numbers. In the event 8x8's common stock performance is below negative 30%, relative to the benchmark, no shares will be issued. These PSU grants are included in the restricted stock unit activity disclosure for the nine months ended December 31, 2016.

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

Stock Repurchases

In February 2015, the Company's board of directors authorized the Company to purchase up to $20.0 million of its common stock from time to time until February 29, 2016 (the "2015 Repurchase Plan"). In October 2015, the Company's board of directors authorized the Company to purchase an additional $15.0 million of its common stock from time to time until October 20, 2016. There were no stock repurchases during the nine months ended December 31, 2016. The plan expired in October 2016 with an unused authorized repurchase amount of $15.0 million.

8. INCOME TAXES

For the three months ended December 31, 2016, the Company recorded a benefit from income taxes of $30,000, which was primarily attributable to loss from operations. For the three months ended December 31, 2015, the Company recorded a provision for income taxes of $0.6 million, which was primarily attributable to loss from operations.

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

At March 31, 2016, the Company had a liability for unrecognized tax benefits of $2.9 million, all of which, if recognized, would decrease the company's effective tax rate. The Company does not believe that there has been any significant change in the unrecognized tax benefits for the three and nine months ended December 31, 2016, and does not expect the remaining unrecognized tax benefit to change materially in the next 12 months. To the extent that the remaining unrecognized tax benefits are ultimately recognized, they will have an impact on the effective tax rate in future periods.

The Company is subject to taxation in the U.S., California and various other states and foreign jurisdictions in which it has or had a subsidiary or branch operations or it is collecting sales tax. All tax returns from fiscal 2013 to fiscal 2016 may be subject to examination by the Internal Revenue Service, California and various other states. Net operating losses and tax credits carried forward to March 31, 2016 may still be subject to adjustment by the taxing authorities until the period is closed to examination. As of January 30, 2017, there were no active federal or state income tax audits. Returns filed in foreign jurisdictions may be subject to examination for the fiscal years 2011 to 2016.

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net loss available to common stockholders	$(1,325)	$(1,680)	$(1,826)	$(4,044)

Denominator:
Common shares used in basic and diluted calculation	90,774	88,289	90,062	88,812

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Employee stock options	368	1,232	243	2,539
Stock purchase rights	352	-	653	55
Total anti-dilutive employee stock-based securities	720	1,232	896	2,594

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

The Company's revenue distribution by geographic region (based upon the destination of shipments and the customer's service address) was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Americas (principally US)	90%	87%	89%	87%
Europe (principally UK)	10%	13%	10%	12%
Asia-Pacific	0%	0%	1%	1%
	100%	100%	100%	100%

Geographic area data is based upon the location of the property and equipment and is as follows (in thousands):

	December 31,	March 31,
	2016	2016
Americas (principally US)	$10,973	$9,165
Europe (principally UK)	4,123	2,642
Asia-Pacific	128	568
Total	$15,224	$12,375

The following table provides financial information by segment for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Americas (principally US):
Net revenues	$57,654	$46,503	$167,686	$134,177
Net income	$831	$467	$4,341	$733
Europe (principally UK):
Net revenues	$6,022	$6,665	$19,214	$17,826
Net loss	$(2,156)	$(2,147)	$(6,167)	$(4,777)

11. SUBSEQUENT EVENTS

In January 2017, the Company acquired a technology company in the collaboration space, for approximately $3.0 million. Total acquisition related costs were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to, market acceptance of new or existing services and features, success of our efforts to target mid-market and larger distributed enterprises, changes in the competitive dynamics of the markets in which we compete, customer cancellations and rate of churn, impact of current economic climate and adverse credit markets on our target customers, our ability to scale our business, our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure software, as well as other causes of interruptions in services to our customers, our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, introduction and adoption of our cloud software solutions in markets outside of the United States, and general economic conditions that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2016 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

Powered by internally owned and managed technologies, our cloud communications and contact center offerings readily serve businesses of all sizes and scale to large, globally distributed enterprise customers. Our turnkey and scalable solutions span a broad spectrum of communications and collaboration needs, are provided with industry-leading reliability at an affordable cost and are readily deployable through our proprietary deployment methodology. This allows customers to focus on their businesses instead of managing the complexities of disparate communications and collaboration platforms and the integration of these platforms with other cloud-based business applications.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2017 refers to the fiscal year ending March 31, 2017).

SUMMARY AND OUTLOOK

In the third quarter of fiscal 2017, our service revenue from mid-market and enterprise customers grew 36% year-over-year and represented 55% of total service revenue. New monthly recurring revenue (MRR) bookings from mid-market and enterprise customers and by our channel sales teams accounted for 60% of the total MRR booked for the quarter, reflecting strong demand for our services in our target market segments. Also, average monthly service revenue per business customer (ARPU) increased 12% to a record $414, compared with $369 in the same period last year. Our ability to offer a broad range of cloud- based mission critical communications services is bringing us larger deals where we continue to displace incumbent, premises-based systems.

We are beginning to see the enterprise market move beyond early adopters to more mainstream customers. These customers tend to use the same traditional procurement methods that drive other corporate buying decisions, and are increasingly employing a "land and expand" deployment strategy, initially committing to a subset of their organization and subsequently adding new locations and users. By comparison, many of our previous early adopter enterprise customers placed an initial order for most or all of their locations, resulting in large initial bookings but with gradual deployments generating revenue recognition over subsequent quarters. Although these recent enterprise customers have represented comparatively smaller initial bookings, and new MRR growth in this sector was essentially flat in the fiscal third quarter, we expect them to deploy additional locations at a rate similar to other enterprise customers and do not anticipate an adverse long-term revenue impact.

Our recent investments in the contact center capabilities of our platform, including Global Tenant, Analytics and Quality Management, are beginning to show good results. Revenue from Virtual Contact Center grew 32% in the third quarter of fiscal 2017, compared with 16% growth in the same period last year. Of our top 20 customers, 15 subscribe to both our Unified Communications and Contact Center solutions.

Our patent portfolio continues to grow with our recent notification of three new patents, for a total of 128 awarded patents to date.

Despite increases in total revenue year-over-year, we are expecting a continued depreciation of the British Pound (GBP) to the U.S. Dollar (USD). A significantly weaker GBP compared to the USD could materially reduce our revenues after considering foreign currency translation adjustments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2016	2016	2016	2016	2015
Business customers average monthly
service revenue per customer (1)	$ 414	$ 409	$ 399	$ 385	$ 369
Monthly business service revenue churn (2)(3)	1.0%	0.6%	0.5%	0.4%	1.2%

Overall service margin	83%	81%	81%	81%	80%
Overall product margin	-20%	-6%	-16%	-18%	-21%
Overall gross margin	77%	74%	74%	72%	72%

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

(3)	Excludes DXI business customer service revenue churn for all periods presented.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$60,149	$48,948	$11,201	22.9%
Percentage of total revenue	94.5%	92.1%
Nine months ended	$173,162	$140,068	$33,094	23.6%
Percentage of total revenue	92.6%	92.1%

Service revenue consists primarily of revenue attributable to the provision of our 8x8 cloud communication, cloud based contact center software, and collaboration services. We expect that cloud software solutions service revenues will continue to comprise nearly all of our service revenues for the foreseeable future.

8x8 service revenues increased in the third quarter of fiscal 2017 compared with the third quarter of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $369 at December 31, 2015 to $414 at December 31, 2016. We expect growth in the number of business customers and average monthly service revenue per customer to continue to increase in fiscal 2017.

We translate revenue denominated in foreign currency into U.S. dollars for our financial statements. If the exchange rate for the GBP to the USD persists at current levels, or declines further, our revenues will be adversely impacted due to the foreign currency translation adjustment. We estimate the total negative impact on revenues to be approximately $4.2 million for fiscal 2017.

	December 31,		Dollar	Percent
Product revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,527	$4,220	$(693)	-16.4%
Percentage of total revenue	5.5%	7.9%
Nine months ended	$13,738	$11,935	$1,803	15.1%
Percentage of total revenue	7.4%	7.9%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud communication service. Product revenue decreased for the three months ended December 31, 2016 in part due to a decrease in equipment sales to business customers, as such customers have been replacing equipment in the work place with soft phones, cell phones, or using existing phones. Product revenue increased for the nine months ended December 31, 2016 primarily due to an increase in equipment sales to larger business customers.

No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2016 or 2015.

	December 31,		Dollar	Percent
Cost of service revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$10,525	$9,713	$812	8.4%
Percentage of service revenue	17.5%	19.8%
Nine months ended	$31,597	$27,359	$4,238	15.5%
Percentage of service revenue	18.2%	19.5%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third party carriers, technology licenses, and royalty expenses.

Cost of service revenue for the three months ended December 31, 2016 increased over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in third party network services expenses, a $0.4 million increase in license and fee expenses, a $0.2 million increase in stock-based compensation expenses, a $0.1 million increase in payroll and related expenses, offset by a $0.5 million decrease in amortization of intangibles expense.

Cost of service revenue for the nine months ended December 31, 2016 increased over the comparable period in the prior fiscal year primarily due to a $2.1 million increase in third party network services expenses, a $0.7 million increase in license and fee expenses, a $0.5 million increase in payroll and related expenses, a $0.5 million increase in stock-based compensation expenses, a $0.4 million increase in amortization of capitalized software expense, and a $0.2 million increase in computer supplies expense, with a $0.2 million decrease in amortization of intangibles expense.

	December 31,		Dollar	Percent
Cost of product revenue	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,240	$5,087	$(847)	-16.7%
Percentage of product revenue	120.2%	120.5%
Nine months ended	$15,527	$14,065	$1,462	10.4%
Percentage of product revenue	113.0%	117.8%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling. The amount of revenue allocated to product revenue based on relative selling price under our customer subscription agreements is less than the cost of the IP phone equipment.

The cost of product revenue for the three months ended December 31, 2016 decreased slightly over the comparable period in the prior fiscal year primarily due to the decrease in product revenue resulting from a decrease in equipment shipped to customers. The cost of product revenue for the nine months ended December 31, 2016 increased over the comparable period in the prior fiscal year primarily due to an increase in equipment shipped to customers. The improvement in negative margin is due to higher product revenue in that period, less discounting of equipment in the current period, and to a decrease in our standard costs for certain phone equipment.

	December 31,		Dollar	Percent
Research and development	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$7,095	$6,404	$691	10.8%
Percentage of total revenue	11.1%	12.0%
Nine months ended	$20,310	$17,930	$2,380	13.3%
Percentage of total revenue	10.9%	11.8%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts.

The research and development expenses for the three months ended December 31, 2016 increased over the comparable period in the prior fiscal year primarily due to a $0.9 million increase in payroll and related costs, a $0.3 million increase of facility allocation costs (which is based on employee headcount), a $0.3 million increase in consulting and outside services, a $0.2 million increase in stock-based compensation expenses, a $0.1 million increase in travel expenses, a $0.1 million increase in recruiting expenses, partially offset by $1.2 million of payroll and related costs, consulting and outside services capitalized in accordance with ASC 350-40.

The research and development expenses for the nine months ended December 31, 2016 increased over the comparable period in the prior fiscal year primarily due to a $3.0 million increase in payroll and related costs, a $0.9 million increase in facility allocation costs, a $0.6 million increase in stock-based compensation expenses, a $0.5 million increase in consulting, temporary personnel, and outside service expenses, partially offset by $2.9 million of payroll and related costs, consulting and outside services capitalized in accordance with ASC 350-40. We expect research and development expenses to increase for the foreseeable future as we continue to invest in our DXI unit and in the continued expansion of our research and development team in Romania.

	December 31,		Dollar	Percent
Sales and marketing	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$35,667	$27,585	$8,082	29.3%
Percentage of total revenue	56.0%	51.9%
Nine months ended	$101,049	$78,138	$22,911	29.3%
Percentage of total revenue	54.1%	51.4%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for the third quarter of fiscal 2017 increased over the same quarter in the prior fiscal year primarily due to a $4.0 million increase in payroll and related costs, a $1.2 million increase in facility allocation costs, a $1.0 million increase in indirect channel commission expenses, a $0.7 million increase in stock-based compensation expenses, a $0.6 million increase in lead generation expenses, a $0.4 million increase in travel, meals and entertainment expense, a $0.2 million increase in bad debt expense, a $0.1 million increase in trade show expenses, a $0.1 million increase in public relation expenses, which were partially offset by a $0.5 million decrease in consulting, temporary personnel, and outside service expenses, and a $0.2 million decrease in amortization of intangibles expense.

Sales and marketing expenses for the nine months ended December 31, 2016 increased over the same period in the prior fiscal year primarily because of a $12.9 million increase in payroll and related costs, a $3.5 million increase in departmental allocation costs, a $1.9 million increase in indirect channel commissions, a $1.7 million increase in stock-based compensation expenses, a $1.1 million increase in lead generation expenses, a $0.9 million increase in travel, meals and entertainment expenses, a $0.4 million increase in public relations expenses, a $0.3 million increase in recruiting expenses, a $0.3 million increase in bad debt expense, a $0.2 million increase in facility costs, a $0.2 million increase in depreciation expense, which were partially offset by a $0.6 million decrease in consulting, temporary personnel, and outside service expenses, and a $0.3 million decrease in sales promotion expenses. In addition, total sales and marketing expense increased for the nine months ended December 31, 2016 increased by $1.1 million from expenses incurred from our DXI entity acquired in May 2015. We expect sales and marketing expenses to increase for the foreseeable future as we continue to increase our efforts to sell to larger businesses and to deploy our cloud communication and collaboration services globally to enterprise customers.

	December 31,		Dollar	Percent
General and administrative	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$7,852	$6,888	$964	14.0%
Percentage of total revenue	12.3%	13.0%
Nine months ended	$21,400	$18,614	$2,786	15.0%
Percentage of total revenue	11.4%	12.2%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

General and administrative expenses for the third quarter of fiscal 2017 increased over the same quarter in the prior fiscal year primarily due to a $0.4 million increase in payroll and related expenses, a $0.4 million increase in consulting, temporary personnel, and outside service expenses, a $0.2 million increase in stock-based compensation expenses, a $0.2 million increase in facility expenses, a $0.1 million increase in accounting and tax fees, offset by a $0.4 million decrease in departmental allocation costs.

General and administrative expenses for the nine months ended December 31, 2016 increased over the same period in the prior fiscal year primarily because of a $1.4 million increase in stock-based compensation expenses, a $0.8 million increase in payroll and related expenses, a $0.7 million increase in facility expenses, partially offset by a $0.3 million decrease in legal fees, primarily as legal expenses were higher in the first quarter of fiscal 2016 due to acquisitions of new businesses.

	December 31,		Dollar	Percent
Other income, net	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$408	$272	$136	50.0%
Percentage of total revenue	0.6%	0.5%
Nine months ended	$1,209	$710	$499	70.3%
Percentage of total revenue	0.6%	0.5%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2017 and 2016.

	December 31,		Dollar	Percent
Provision (benefit) for income tax	2016	2015	Change	Change
	(dollar amounts in thousands)
Three months ended	$30	$(557)	$587	-105.4%
Percentage of loss before provision
(benefit) for income taxes	-2.3%	24.9%
Nine months ended	$52	$651	$(599)	-92.0%
Percentage of loss before provision
(benefit) for income taxes	-2.9%	-19.2%

For the three months ended December 31, 2016, we recorded a benefit from income taxes of $30,000, all of which related to net loss from operations. For the three months ended December 31, 2015, we recorded a provision for income taxes of $0.6 million, all of which related to net loss from operations.

For the nine months ended December 31, 2016, we recorded a provision for income taxes of $52,000, all of which related to net loss from operations. For the nine months ended December 31, 2015, we recorded a provision for income taxes of $0.7 million, which was primarily attributable to domestic income from operations.

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

Liquidity and Capital Resources

As of December 31, 2016, we had approximately $172.7 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the nine months ended December 31, 2016 was approximately $22.2 million, compared with $15.4 million for the nine months ended December 31, 2015. Cash provided by operating activities has historically been affected by the amount of net loss, sales of subscriptions, changes in working capital accounts particularly in deferred revenue due to timing of annual plan renewals, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization and the expense associated with stock-based awards.

The net cash used in investing activities for the nine months ended December 31, 2016 was $20.6 million, during which we purchased approximately $10.2 million of short term investments, net of sales and maturities of short term investments, we spent approximately $6.5 million on the purchase of property and equipment, and we capitalized $3.9 million of internal use software. Net cash used in investing activities was approximately $35.6 million, during the nine months ended December 31, 2015, during which we spent approximately $3.3 million on the purchase of property and equipment, $1.3 million of internal use software costs capitalized in accordance with ASC 350-40, spent approximately $23.4 million on acquisitions of two businesses, and we purchased approximately $7.6 million short term investments, net of proceeds and maturities of short term investments.

Net cash used in financing activities for the nine months ended December 31, 2016 was approximately $0.9 million, which primarily resulted from $2.8 million of repurchases of our common stock related to shares withheld for payroll taxes (primarily for net share settlements of restricted stock awards), $0.5 million of payments on capital leases, and $0.3 million of payments of contingent consideration and escrow, offset by $2.7 million of cash received from the issuance of common stock under our employee stock purchase plan. Net cash used in financing activities for the nine months ended December 31, 2015 were approximately $9.3 million, which was primarily due from cash used to repurchase our common stock as part of our Repurchase Plan in the amount of approximately $11.6 million, partially offset by cash received from the issuance of common stock under our employee stock purchase plan of approximately $2.8 million.

Contractual Obligations

Except as set forth below, there were no significant changes in our commitments under contractual obligations, as disclosed in the Company's Annual Report on Form 10-K, for the nine months ended December 31, 2016.

In June 2016, we entered into a new lease in London UK for our DXI location for approximately 16,000 square feet under an operating lease that expires in June 2026. We received an 18 month rent holiday from rent payments. After the rent holiday, the lease has a base monthly rent of approximately $90,000, and requires us to pay service charges and normal maintenance costs. The lease contains a break clause, which allows us to end the lease in June 2022, subject to certain conditions.

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

We translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported European revenue is reduced because foreign currencies translate into fewer U.S. dollars. However, our UK segments are currently in a net loss position. Therefore, during periods of a strengthening dollar, our net loss from our UK segment could be reduced as well.

To date, our exposure to exchange rate volatility has not been significant. However, the June 2016 vote on a referendum to exit the European Union decision has resulted in a steep decline in the exchange rate for GBP to USD. The impact of Brexit to our results of operations for the period ended December 31, 2016 was approximately $3.0 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2016.

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

Date: February 7, 2017

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Chief Accounting Officer and Duly Authorized Officer)