Form 10-K
period 2017-03-31
8X8 INC /DE/
filed 2017-05-30
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,362,839,166. For purposes of this disclosure only, shares of common stock held by officers and directors of the Registrant and their respective affiliates, if any, have been excluded as shares that might be deemed to be held by affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 25, 2017 was 91,620,610.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2017 for the 2017 Annual Meeting of Stockholders.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2017

PART I

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to-

  market acceptance of new or existing services and features, success of our efforts to sell to and support mid-market and larger distributed enterprises, changes in the competitive dynamics of the markets in which we compete, customer cancellations and rate of churn,
  our ability to scale our business,
  our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure,
  risk of failure of our software,
  our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, introduction and adoption of our cloud software solutions in markets outside of the United States, and general economic conditions that could adversely affect our business and operating results.

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

ITEM 1. BUSINESS

Overview

A leading provider of enterprise cloud communications solutions, 8x8 helps businesses get their employees, customers and applications talking, to make people more connected and productive, no matter where they are in the world.   From a single, proprietary platform, which we refer to as the 8x8 Communications Cloud™, we offer unified communications, team collaboration, contact center, analytics and other services to our business customers on a Software-as-a Service (SaaS) model.

While organizations of all sizes have started to migrate from legacy, on-premises systems to cloud communications solutions like ours, the adoption of cloud communications by larger businesses has increased markedly in recent years and will, we believe, drive the next phase of cloud communications growth. Small businesses were the first to transition their communications to the cloud several years ago, often based on its cost effectiveness, ease of deployment and inherent flexibility. Now, larger businesses that have adopted cloud-based solutions for other applications and processes are increasingly looking to modernize their communications in a similar fashion. We believe this adoption is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems; the fragmentation resulting from use of multiple on-premises systems, which has worsened as workforces have become more distributed and international; and the proliferation of personal mobile devices in the workplace.

Our solutions offer businesses a secure, reliable and simplified approach for businesses to transition their legacy, on-premises communications systems to the cloud. Our comprehensive solution, built from core cloud technologies that we own and manage internally, enables 8x8 customers to rely on a single provider for their global communications, contact center and customer support requirements. Combining these services allows our customers to eliminate information silos and expose vital, real-time communications data spanning multiple services, applications and devices — which, in turn, can improve productivity, business performance and customer experience.

Our customers are spread across more than 100 countries and range from small businesses to large enterprises with more than 10,000 employees. In recent years, we have increased our focus on the mid-market and enterprise customer segments, and in fiscal 2017, we generated a majority of our services revenue from customers in these business segments. We provide most of our communications services on a SaaS model, with monthly billing of service fees and usage charges, under contracts with terms that generally range from one to four years.

Our Industry

Businesses today face increasing cost and complexity with deployments of communications and collaboration solutions. Companies of all sizes are managing a global, distributed, remote and multigenerational workforce that seeks to leverage multiple forms of communication in their day-to-day interactions. The rapid rise of mobile devices in the enterprise has created demand for BYOD (bring your own device) integration as part of s typical business' communications needs.  Companies are looking to increase their competitive edge by also integrating their communications with ERP (Enterprise Resource Planning), CRM (Customer Relationship Management), HCM (Human Capital Management) applications and other back-office IT (information technology) systems within their communications infrastructure. Further complicating matters, business users are circumventing their IT departments by using a variety of self-selected third-party tools for team communications and collaboration, driving a shift in the buying center for communications and collaboration from IT to individuals, a phenomenon known in the industry as "shadow IT."

We believe traditional on-premises communications systems are unable to accommodate all of these needs in a cost-efficient manner. In addition to being difficult to deploy and expensive to maintain in multiple locations for a globally distributed workforce, these solutions often fail to provide the mobility, business continuity and integration capabilities required by modern business customers. BYOD demands from employees further complicate the delivery of a company-wide communication system using on-premises equipment. The result is a patchwork of communications systems with security risks that stretch across the organization.

The 8x8 Solution

We offer unified communications, team collaboration, contact center, and analytics in a scalable platform that is used by businesses of all sizes across the globe, and can be accessed utilizing available Internet connections.

The key attributes of the 8x8 Communications Cloud solution include:

  Seamless Communication and Collaboration within a Single Integrated Software Platform. We believe that seamless, continuous communications and collaboration drives more effective employee and customer engagement and greater business productivity. Our ownership of the core technology underlying each of our offerings enables us to tightly integrate our solutions and provide users with the tools needed to communicate and collaborate with others in an integrated and fluid manner.  A single global corporate directory providing presence and click-to-contact functionality across all devices is the hallmark of our platform approach to communications.

  Integrated Unified Communications and Contact Center Solutions. A feature that we believe is unique to the 8x8 Communications Cloud is the integration of our 8x8 Virtual Office Unified Communications solution with our Virtual Contact Center solution within a single cloud platform. One of the primary benefits of this integration is the unification of contact center agents with the rest of the organization through the global corporate directory - facilitating, for example, the involvement of subject matter experts outside of the call center in customer interactions.  In addition to our full-featured Virtual Contact Center solution, we also offer 8x8 ContactNow, an intelligent, scalable and easy-to-use contact center solution for teams.

  Team Collaboration Interoperability. With the rise in popularity of team collaboration tools, including Slack, HipChat and various other team collaboration environments, we see a growing need for interoperability between these environments to support contextual communications between teams that are utilizing these tools. A recent addition to the 8x8 Communications Cloud, our Sameroom technology enables team-to-team collaboration via interoperability between the most popular of these tools in the market today.

  Big Data and Analytics. We believe that visibility into communications data and trends helps businesses optimize productivity and customer engagement. To address this need, we have developed a robust suite of web-based tools to help customers make informed business decisions based on underlying communications data. These analytics tools deliver rapid, easy-to-use, customizable insights into the communications information associated with all 8x8 extensions and supported devices in an organization's communications network.

  Global Reach®. 8x8's Global Reach® initiative refers to our global strategy to provide enterprise-grade quality of service, reliability, security and support for our multinational customers. We serve customers operating in over 100 countries, through 12 data centers that cover seven dispersed regions - United States, Canada, United Kingdom, Continental Europe, Singapore/Asia, Australia and Philippines - helping provide superior call quality to customers worldwide.

  Integration with other Business Applications. Many businesses are faced with customer communication challenges due to gaps in employee communication, poor internal collaboration, and little or no contextual data available at the time of customer contact. Our software uses a combination of open application program interfaces (APIs) and pre-built integrations to enhance functionality with data from other third-party enterprise applications including Salesforce, Microsoft Dynamics, NetSuite, Zendesk, Oracle Sales Cloud and Hubspot. These integrations expose rich communications data to the applications used every day by groups such as sales, marketing, customer service, HR, finance, and more to improve workflows and drive better productivity.

  Customer & Partner APIs. The 8x8 Communications Cloud offers a number of open APIs that allow customers and partners to expose rich communications data to their existing enterprise applications. These include APIs for direct access to messaging and chat, meetings, interactive voice response (IVR) /auto attendant, short messaging service (SMS), fax, analytics and data extraction, and provisioning and service management.

  Intuitive User Experience. Because we deliver our software from one integrated platform, we believe our solutions offer a seamless, intuitive communication experience across voice, messaging, collaboration and video.  Our web interfaces act as the communications portal for all 8x8 services and provide customers with a familiar and consistent user experience across all endpoints, as well as integration with many commonly used business productivity application, CRM solutions and vertical business applications.

  Rapid Deployment. Business agility in the global, modern economy is a competitive necessity, and we embrace the notion that communication services should be deployable as quickly as possible. Our services can be generally be provisioned in minutes from web-based administrative tools. We have automated our provisioning, billing and other systems to provide greater speed and flexibility in deployment for our customers. To ensure consistency and quality across our products and customer base, we have developed a deployment methodology, branded as Elite Touch®, that we apply to all of our deployments, from single-site remote implementation to complex deployments involving multiple sites, global implementation and integration with CRM or other back-end systems.

  Committed Service Quality over the Public Internet. We currently offer qualifying customers a service level agreement (SLA) with commitments regarding "end-to-end" service availability and voice quality, for calls transmitted over the public Internet. This end-to-end SLA provides for at least 99.99% uptime and a voice-quality mean opinion score (MOS) of 3.0 or higher for at least 98% of all calls carried over the network, subject to customary exceptions and conditions, including the customer's implementation of dual diverse connections to the Internet and adherence to our setup guidelines. We are able to provide these commitments because of our proprietary audio technology stack and the geographical and network architecture, designed to optimize the path for voice data across the Internet.

  Emphasis on Security and Compliance. Security and compliance in this cloud environment is difficult and expensive to achieve. We believe we have created a top-down culture of security and compliance, including a commitment to secure architecture and development. We have also invested heavily in system security and compliance with U.S. federal regulations including FISMA (Federal Information Security Management Act), HIPAA (Health Insurance Portability and Accountability Act), CPNI (Customer Proprietary Network Information), and International Standards such as ISO/IEC 27001, ISO/IEC 9001, the U.K. Government's Cyber Essentials Plus, and the EU-US Privacy Shield Framework.

Our Strategy

We are committed to developing and delivering the most innovative, reliable, scalable and secure cloud software for global business communications as part of the 8x8 Communications Cloud. Our strategy is informed by evolving market dynamics, including the growing adoption of cloud communications software by larger commercial and enterprise customers, along with the unique attributes of our technology.

Key elements of our strategy include:

  Providing Superior, Enterprise Grade Functionality. We have invested in our software and software delivery infrastructure to provide a high-level of availability, reliability, security and compliance, and will continue to invest in this area. We intend to continue to expand our customer deployment and support capabilities, including our program management, professional services, and partner delivery capabilities, to meet the needs of larger, multinational customers.

  Focusing on Mid-Market and Enterprise Market Segments. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions by commercial/mid-market and enterprise customers through increased focus on these market segments, through both a direct and channel sales strategy.

  Maintaining a Single Integrated Platform. We believe business communications solutions are increasingly requiring a breadth of software capabilities, from simple voice and video collaboration to complex multi-channel contact center capabilities, and we expect this trend to continue. We believe our ability to deliver a full spectrum of capabilities within a single cloud platform from a single vendor is a competitive advantage, especially for larger customers. We plan to continue expanding these services within our platform, including extending our contact center capabilities, adding deeper collaboration services, and bringing an increasing number of analytics-driven applications to market. Additionally, we intend to upsell our products and services by educating our customers on the additional services we offer, and the value of using them in concert.

  Expanding our Global Footprint. As more and more businesses establish international operations, we believe companies will view traditional communication solutions bridging multiple geographies and carrier networks as cumbersome and expensive. We will continue to focus on expanding our ability to effectively and efficiently deliver our services into the countries and regions we currently serve. In addition, we plan to continue expanding the distribution of our services into new countries through a combination of organic growth, regional acquisitions and channel partners.

  Expanding Paths to Market with Self-Service Solutions. We are investing in web-based, self-service capabilities in order to enable a broader set of customers to discover, purchase and implement our products. We have recently launched 8x8 ContactNow, our simplified contact center solution for teams, into the US market with full self-service capabilities, and we expect to leverage this model across additional services in the future.

  Acquiring Strategic Assets. We intend to identify, acquire and integrate strategic technologies, assets and businesses to expand the breadth and adoption of our cloud software offerings and drive growth, both domestically and internationally.

Our Products

Powered by internally owned and managed technologies, 8x8's solutions serve businesses of all sizes, scaling readily to serve large, globally distributed enterprise customers. All of our core software components work together and can be combined into different bundles depending on the business needs of our customers.

Our current suite of products includes:

8x8 Virtual Office

8x8 Virtual Office (VO) delivers high quality voice and unified communications-as-a-service globally. 8x8 Virtual Office is a self-contained, end-to-end solution that enables a customer to use a single business phone number to place and receive calls from any supported device (including desktop phones, computers with an installed software telephone app and mobile devices) over any available broadband Internet connection. We offer metered, unlimited, and international service plans.

The basic feature set of 8x8 Virtual Office includes auto attendants; unlimited, metered or international calling plans; worldwide extension dialing; corporate directory with click-to-call functionality; presence, messaging and chat; voicemail to email notification; conferencing; ring groups (ringing multiple extensions at the same time or in sequence); hot-desking (multiple people sharing the same physical device); call recording; fax; call monitoring; music on hold; and a receptionist console with a night-attendant feature to answer and route calls when no employees are available. A web-based portal enables system administrators to manage their Virtual Office solution, including setting up user profiles; configuring auto-attendants, ring groups, call queues and branches; managing corporate directories; and viewing call detail records and billing information.

We also provide, at no additional cost, Virtual Office Mobile software that turns Apple iOS and Android-based mobile devices into extensions on the 8x8 Virtual Office platform. Virtual Office Mobile can be downloaded from the Apple or Google Play stores as an application.

8x8 Virtual Contact Center

8x8 Virtual Contact Center (VCC) is a multi-channel cloud based solution that enables even the smallest contact center to enjoy customer experience and agent productivity benefits that were previously available only to large contact centers at a much higher cost. 8x8 Virtual Contact Center is suitable for customer support, sales and any other corporate function that generates a high volume of inbound interactions with customers.

Basic features of the 8x8 Virtual Contact Center solution include a programmable IVR tool for greeting customers, automatic queuing and routing of inbound inquiries, skills-based routing of inquiries to the appropriate call center agents, browser-based agent console, multimedia management, real-time monitoring and reporting, internal chat, voice recording and logging, historical reporting, contact and case management tools, and integration with popular third-party CRM tools. To give customers a truly global presence, 8x8 Virtual Contact Center seamlessly connects an organization's international agents over a single platform with integrated presence, multilingual chat with automatic translation, call routing, reporting and management.

Recent enhancements to 8x8 Virtual Contact Center include Customer Journey analytics capabilities that offer insight into customer experience and cloud-native Quality Management tools that help contact center managers evaluate every customer interaction and make timely improvements.

8x8 Virtual Office Meetings (Web and Video Conferencing/Collaboration)

8x8 Virtual Office Meetings is a cloud-based video conferencing and collaboration solution that enables secure, continuous collaboration with borderless high definition (HD) video and audio communications from mobile and desktop devices, anywhere in the world. Virtual Office Meetings is built seamlessly into 8x8's Virtual Office desktop and mobile experience which allows users to schedule meetings, initiate instant collaboration on the fly, and transition IM conversations into a meeting from a single application. In addition, the solution gives users access to their corporate directory for easy engagement and eliminates the need for users and IT to manage multiple logins and passwords.

Inside a Virtual Office Meeting, participants experience high definition audio conferencing (for employees or external participants using a software download), content sharing, chat conversations, high definition video conferencing and meeting recordings. Meetings can be scheduled in advance either from the software itself or from Microsoft Outlook or Google Calendar. When in a meeting, users can take advantage of 8x8's integrated presence feature to bring additional participants directly into a collaboration session using their preferred method of communication, including IM, email and voice.

8x8 Sameroom (Team Collaboration Interoperability)

With the surge in team messaging and collaboration apps such as Slack and HipChat, enterprises are increasingly subject to application proliferation and fragmentation that is hard to manage and govern securely. 8x8 Sameroom provides an interoperability platform that enables cross-team messaging and collaboration within a large organization and between organizations. With the Sameroom technology, our customers can collaborate across more than twenty disparate team messaging solutions.

8x8 ContactNow (Contact Center Solution for Teams)

8x8 ContactNow is an intelligent, scalable and easy-to-use cloud contact center solution that we market for use by teams.  ContactNow provides call center functionality for teams that regularly interact with internal and external customers, such as sales, marketing, human resources, recruiting and help desks, but do not require the capabilities and feature set of a full scale, traditional contact center solution. 8x8 ContactNow offers a flexible pay-as-you-go model and is readily scalable and customizable through self-service configuration, allowing customers to add and subtract agents "on the fly" based on customer demand. We expect 8x8 ContactNow generally to be more affordable and better suited for the needs of small teams than 8x8 VCC.

Script8 (Scripting Engine)

Script8 is a dynamic communications flow and routing engine that offers a scripting environment for intelligently routing communications data for specific workflows. Script8 allows end-users to create simple, personalized and customizable communications experiences, including communications control, external data source integration and intelligent routing. Script8 use cases have included, for example: routing priority calls based on sales pipeline data in CRM system; IVR with two-factor authentication; sending SMS with directions to a retail store; and emergency dialing with Caller ID override.

Our Technology

We introduced our first communications SaaS offering in 2002, and have since expanded our solutions, features and capabilities. Our services are powered by internally-owned and operated technologies and are delivered to our customers from our 8x8 Communications Cloud platform. From inception through March 31, 2017 we have been awarded 131 United States patents covering a variety of voice and video communications, signaling, processing and storage technologies. Many patents in our portfolio relate to the communications software used in our various SaaS solutions.

We developed our Global Reach patented technology to ensure that 8x8 voice communications, placed or received anywhere on the globe on any compatible device, can have the same consistent quality as a local call within a single area code. Many hosted Voice over Internet Protocol (VoIP) solutions route call data through the same data center, regardless of the physical or geographic location of callers. By contrast, when an end-user makes a call using our solution, our patented technology seeks out the closest data center to the caller's location, subject to service quality, security and data sovereignty considerations. We call this "geo-routing." Our proprietary technologies take into account current Internet and carrier network conditions and determine the best route virtually instantaneously, ensuring that latency is minimized within the available routing options.

Many of our software solutions provide mission critical services to our business customers. We have therefore developed technologies and architectures that embed high reliability and uptime into our software. Based on this reliability and our Global Reach techology, we are able to offer qualifying enterprise customers an end-to-end SLA that provides commitments as to both the availability of our solutions, or uptime, and voice call quality.

We believe one of the key areas that differentiates 8x8 from our competitors is the quality of our real-time service delivery over the public Internet. Real-time voice is perhaps the most difficult application to be delivered over the public Internet as there is no time for retransmission and there is little buffering that can be done without impacting the quality of a real-time conversation. As such, quality of the connection well beyond just the available bandwidth is the most important element of service delivery for VoIP. By having diverse routes and connectivity as well as full and granular Border Gateway Protocol (BGP) control over these connections, 8x8 is constantly inspecting the state of the Internet to optimize our service delivery to customers.

In addition, we have instrumented hundreds of thousands of 8x8 endpoints to provide details of quality of connection information at the end of each call to 8x8's internal network operations environment. This is possible due to our full control over the core networking stack/equipment and the transit connections in our data centers.

Our technologies include a number of deployment methodologies that represent best practices for implementing our software at a customer site and driving customer adoption of our more advanced software features. We also manage and port existing business numbers globally, and we provide local number porting services in more than 40 countries. We provide software connectivity to emergency services and other regulatory services required by law in different regions of the world. We have developed our own billing software, and provide our customers with electronic monthly billing.

Finally, a key aspect of our technology, especially critical for larger enterprise customers and certain industry verticals (such as healthcare), is our emphasis on security and compliance, which we have addressed through specific measures such as our end-to-end encryption technologies and certifications with various regulations and industry standards as described above.

Sales, Marketing and Promotional Activities

We market our services directly to end users through a variety of means, including search engine marketing and optimization, third-party lead generation sources, industry conferences, trade shows, and webinars, as well as traditional advertising channels. We employ a direct sales organization, consisting of inside and field-based sales agents, and an indirect channel partner network consisting of value-added resellers (VARs), master agents, system integrators and service providers. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, and have arrangements with a number of partners who resell our services to their customers. For mid-market and enterprise customers, our sales professionals work closely with inside technical support, sales engineers and deployment specialists to develop customized solution proposals based on individual customer requirements.

In fiscal 2017, we invested in new resources and support tools for our channel partner program, including new sales enablement training and resources, deployment and support certification programs, online customer return on investment (ROI) tools, co-branded marketing materials and our new "PartnerConnect" portal which, among other capabilities, allows partners to launch and manage pre-built, multi-touch digital co-marketing campaigns.

Competition

Given the size and stage of the current market opportunity and the breadth of our communications and collaboration service platform, we face competition from many companies, including other cloud services providers, communications and collaboration software vendors and incumbent telephone companies and other resellers of legacy communications equipment. For more information regarding the risks associated with such competition, please refer to our "Risk Factors" below.

Cloud Services Providers

For customers looking to implement cloud-based communications, we compete with other cloud communication software providers such as RingCentral, Fuze, Vonage, Five9 and InContact/Nice. We believe that the integration of our services over a common platform, including contact center, differentiates our services from those offered by these competitors. We believe we also compare favorably as to security, reliability, quality of service, analytics and global coverage.

Communications and Collaboration Software Vendors

We also face competition from communications and collaboration software vendors such as Cisco, Google, Amazon and Microsoft Corporation, some of which are well-established in the communications industry while others have only recently begun to market cloud communications solutions. Some of these competitors have developed strong software solutions for its respective communications and/or collaboration silo. Many of these competitors are substantially larger, better capitalized, and more well-known than we are. However, we believe that a collective deployment of these software solutions is likely to be more expensive and cumbersome for customers, when compared to similar deployments of our services.

Incumbent Telephony Companies and Legacy Equipment Providers

Our cloud-based software replaces wire line business voice services sold by incumbent telephone and cable companies such as AT&T, CenturyLink, Comcast, and Verizon Communications, often in conjunction with on-premises hardware solutions from companies like Avaya, Cisco and Mitel. We believe that the solutions offered by these competitors are typically more expensive to adopt, require cumbersome on-premises implementations, and need regular hardware and IT infrastructure upgrades. Furthermore, the offerings often do not provide all the functionality needed for larger customers to integrate their communication systems with their IT infrastructure, therefore requiring additional system integration investments.

Operations

Our operations infrastructure consists of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of our operations infrastructure include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, detailed call record storage and billing and integration with third-party applications. We maintain a call-switching platform in software that manages call admission, call control and call rating and routes calls to an appropriate destination or customer premises equipment.

Network Operations Center

We maintain global network operations centers at our headquarters in San Jose, California and in Cluj-Napoca, Romania, and employ a staff with experience in voice and data operations to provide 24-hour operations support, seven days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners and data center providers to augment our monitoring and response efforts.

In the event of a major disruption at a data center, such as a natural disaster, failover between data centers for 8x8 Virtual Office is designed to occur instantly. Active calls may disconnect, but new calls can be generated immediately. In addition, most of the maintenance services performed by 8x8 are seamless and non-disruptive to customers. For example, we can move the core call flow processing from one data center to another without dropping a call. We offer local redundancy (i.e., failover to a data center within the same region) as a standard feature of 8x8 Virtual Contact Center, and geographical redundancy (i.e., failover to a data center in a different region) can be enabled as an option to provision geo-redundant tenants on multiple sites. Our ContactNow product is geographically redundant in the U.S. and, in the UK, across multiple sites in London.

Customer and Technical Support

8x8 maintains a global customer support organization with operations in the United States, United Kingdom, Philippines and Romania. Customers can access 8x8 customer support services directly from the company website or receive multi-channel technical support via phone, chat, web and email. Emergency support is available on a 24x7 basis.

We take a lifecycle approach to customer support, supporting customers from onboarding to deployment and training, and through the renewal process, to drive greater user adoption of 8x8 services. For our larger enterprise customers, our Elite Touch implementation methodology utilizes a Deployment Management team and provides active support through the "go-live" date at each customer site.  We also provide a Customer Success Manager as a single point of contact for every aspect of the post-sale relationship.  Finally, we offer a variety of training classes through our 8x8 Academy, either through instructor-led classes or self-paced eLearning.

Interconnection Agreements

We are a party to telecommunications interconnect and service agreements with VoIP providers and public switched telephone network (PSTN) telecommunications carriers in the United States and other global regions.  Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN, and likewise, calls originating on other VoIP networks and the PSTN can be terminated on our network.

Research and Development

The cloud communications market is characterized by rapid technological changes and advancements, typical of most SaaS markets. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services, and make these enhancements available to our customers frequently. Research and development expenses in each of the fiscal years ended March 31, 2017, 2016 and 2015 were $27.5 million, $24.0 million and $15.1 million, respectively.

We plan to invest in expanding the set of services within our platform, including extending our contact center capabilities, adding deeper collaboration services, and bringing an increasing number of analytics-driven applications to market. We expect our future development programs also to focus on the integration and functionality of our products and services with other SaaS products, such as Salesforce.com, NetSuite, Zendesk and others.

We currently employ individuals in research, development and engineering activities in our facilities in San Jose, California, London, England and Cluj, Romania as well as outsourced software development consultants.

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

Many state regulatory agencies impose taxes and other surcharges on VoIP services, and certain states take the position that offerings by VoIP providers are intrastate telecommunications services and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that federal regulations largely pre-empt state regulations that treat VoIP offerings in the same manner as providers of traditional telecommunications services. However, there are many areas of regulation where pre-emption has not been resolved as a matter of law. It is possible that the FCC could determine that VoIP services are not information services, or that there could be a judicial or legislative determination that the states are not pre-empted from regulating VoIP services as traditional telecommunications services. We cannot predict how or when these issues will be resolved or the potential future impact on our business at this time.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet generally could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

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

The effect of any future laws, regulations and orders, or any changes in existing laws or their enforcement, on our operations cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers. An increase in these costs could make our services less competitive with traditional telecommunications services, if we increase our prices, or decrease our profit margins, if we attempt to absorb such costs.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations. Please refer to Part I, Item 1A "Risk Factors," for a discussion of regulatory risks, proceedings and issues that could adversely affect our business and operating results in the future.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectual property. From inception through March 31, 2017, we have been awarded 131 United States patents, of which we expect to expire between 2017 and 2035. We have additional United States and foreign patent applications pending. We cannot predict whether our pending patent applications will result in issued patents.

To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while employed by us. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. In addition, the laws of foreign countries in which our products are or may be sold may not protect our intellectual property rights to the same extent as do the laws of the United States. Our failure to protect our proprietary information could cause our business and operating results to suffer.

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

We utilize certain technology, including hardware and software, that we license from third parties. Most of these licenses are on standard commercial terms made generally available by the companies providing the licenses. To date, the cost and terms of these licenses individually has not been material to our business. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all, however. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products could be developed, identified, licensed and integrated, and could harm our business.

Geographic Areas

We have two reportable segments. Financial information relating to revenues generated in different geographic areas are set forth in Note 12 to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.

Employees

As of March 31, 2017, our workforce consisted of 1,019 full time employees spread across the globe. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

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

Vikram Verma, Chief Executive Officer. Vikram Verma, age 52, has served as Chief Executive Officer since September 2013 and as a director since January 2012. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Prior to 2006, Mr. Verma was Chairman and Chief Executive Officer of Savi Technology, Inc. Mr. Verma received a B.S.E.E. degree from Florida Institute of Technology, a M.S.E. degree from the University of Michigan in electrical engineering, and a graduate degree of Engineer in Electrical Engineering from Stanford University.

Bryan Martin, Chairman and Chief Technology Officer. Bryan Martin, age 49, has served as Chairman of the Board of Directors since December 2003, has served as Chief Technology Officer since September 2013 and as a director since February 2002. From February 2002 to September 2013, he served as Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Mary Ellen Genovese, Chief Financial Officer. Mary Ellen Genovese, age 58, has served as our Chief Financial Officer since November 2014.  Ms. Genovese had been serving as our Senior Vice President of Human Resources since July 2014 and prior to that, as a consultant to the Company since April 2012. Prior to joining the Company, from 2008 to 2011, Ms. Genovese served as a consultant to a Fortune 50 security company. From 2004 through 2006, Ms. Genovese was the Chief Financial Officer of Savi Technology, Inc. Prior to joining Savi Technology, she was Chief Financial Officer of Trimble Navigation Limited from 2000 to 2004. Between 1992 and 2000, Ms. Genovese worked at Trimble in a succession of other financial and accounting positions, including VP of Finance and Corporate Controller. Ms. Genovese holds a B.S. Degree in Accounting from Fairfield University and received her CPA license from the State of Connecticut.

Darren Hakeman, Senior Vice President of Product and Strategy. Darren Hakeman, age 47, has served as our Senior Vice President of Product and Strategy since September 2013, and was a consultant to the Company starting in May 2013. From 2009 to 2013, Mr. Hakeman worked as a strategic advisor to leading Silicon Valley companies and emerging start-ups including Authentication Metrics, Inc. (now Agari), Blackfire Research, and a major global security company. Prior to 2009, he served as Senior Vice President of Operations for a SaaS Business Unit of Lockheed Martin that emerged following Lockheed's acquisition of Savi Technology, Inc. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Puneet Arora, Senior Vice President of Global Sales. Puneet Arora, age 42, has served as Senior Vice President of Global Sales since January 2015. From January 2013 to January 2015, Mr. Arora was Vice President and Head of North America Sales at LivePerson. From August 2010 to August 2012, Mr. Arora led Cloud CRM Sales - North America - West for Oracle. From September 2007 to November 2009, Mr. Arora was Vice President of Corporate Sales for Salesforce.com. He received a B.S. in Computer Engineering from Iowa State University and an M.B.A. from Babson College.

Henrik Gerdes, Chief Accounting Officer. Henrik Gerdes, age 41, has served as our Chief Accounting Officer, since March 2017. Prior to joining the Company, Mr. Gerdes, served as Corporate Controller and Treasurer at Rocket Fuel Inc. from 2014 through March 2017, Director of Finance at TIBCO Software Inc. from 2011 through 2014 and SEC reporting manager from 2010 through 2011. Between 2002 and 2010, Mr. Gerdes served in different positions at PricewaterhouseCoopers in Germany and San Jose, USA. Mr. Gerdes holds a Masters of Business Economics from University of Goettingen, Germany.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends on the growth and customer acceptance of our services.

Our future success depends on our ability to significantly increase revenue generated from sales of our cloud software solutions to business customers, including small and midsize businesses (SMBs) and mid-market and larger distributed enterprises. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions (on terms favorable to us), increase their usage of our services, and/or purchase additional services from us. For customer demand and adoption of our cloud communications solutions to grow, the quality, cost and feature benefits of these services must compare favorably to those of competing services. For example, our cloud unified communications and contact center services must continue to evolve so that high-quality service and features can be consistently offered at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to renew or extend our agreements with existing customers or attract new customers, or new business from existing customers, on favorable terms, which could have an adverse effect on our revenue and growth.

The rate at which our existing customers purchase any new or enhanced services we may offer depends on a number of factors, including general economic conditions, the importance of these additional features and services to our customers, and the price at which we offer them. If our customers react negatively to our new or enhanced service offerings or our efforts to upsell are otherwise not as successful as we project, our business may suffer. Our sales strategies must also continue to evolve and adapt as our market matures, for example through the offering of additional customer self-service tools and automation for the SMB segment and the development of new and more sophisticated sales channels that leverage the strengths of our partners. In addition, marketing and selling new and enhanced features and services may require increasingly sophisticated and costly sales and marketing efforts, which may require us to incur additional expenses and may negatively impact the results of our operations.

To support the successful marketing and sale of our services to new and existing customers, we must continue to offer high-quality training, deployment, and customer support. Providing these services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise, which may make it difficult and costly for us to locate and hire qualified personnel, particularly in the competitive Silicon Valley labor market where we are headquartered. Our support personnel also require extensive training on our products, which may make it difficult to scale up our support operations rapidly. The importance of high-quality customer support will increase as we expand our business globally and pursue new mid-market and distributed enterprise customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.

As more of our sales efforts are targeted at enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

We currently derive a majority of our revenues from sales of our cloud software solutions to mid-market and larger distributed enterprises, and we believe increasing our sales to these customers is key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications and, therefore, typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations and additional features than SMB customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other segments or that we will need to hire additional personnel, which would increase our operating expenses.

It is often difficult for us to forecast when a potential enterprise sale will close, the size of the customer's initial service order and the period over which the deployment will occur, which impacts our recognition of revenue. Enterprise customers may delay their purchases from one quarter to another as they assess their budget constraints, negotiate early contract terminations with their existing providers or wait for us to develop new features. Any delay in closing, or failure to close, a large enterprise sales opportunity in a particular quarter or year could significantly harm our projected growth rates and cause the amount of new sales we book to vary significantly from quarter to quarter. We may also have to delay revenue recognition on some of these transactions until the customer's technical or implementation requirements have been met.

In some cases, we may enter into a contract with a large enterprise customer, such as a preferred vendor agreement, that has little or no minimum purchase commitments but establishes the terms on which the customer's affiliates, clients or franchisees (as the case may be) may order services from us in the future. We may expend significant time and resources towards becoming a preferred vendor without booking significant sales from the opportunity until months or years after we sign the initial agreement. If we are unsuccessful in selling our services to the prospective purchasers under these agreements, we may not recognize revenue in excess of the expenses we incur in pursuing these opportunities, which could adversely impact our profitability and cash flow.

We also face significant risks in implementing and supporting the services we sell to mid-market and larger distributed enterprises and, if we do not manage these efforts effectively, our business and results of operations could be materially and adversely affected.

We have a limited history of selling our services to larger businesses and have experienced, and may continue to experience, new challenges in deploying and providing ongoing support for the solutions we sell to large customers.

Larger customers' networks are often more complex than those of smaller customers and generally require participation from the customer information technology (IT) team, and there is no guarantee that resources with adequate expertise will be available when we deploy our services. The lack of local resources may prevent us from ensuring the proper deployment of our services, which can in turn adversely impact the quality of services that we deliver over our customers' networks, and/or may result in delays in the implementation of our services. This may create a public perception that we are unable to deliver high quality of service to our customers, which could harm our reputation and make it more difficult to attract new customers and retain existing customers. Moreover, larger customers tend to require higher levels of customer service and individual attention (including periodic business reviews and in-person visits, for example), which may increase our costs for implementing and delivering services. If a customer is unsatisfied with the quality of services we provide or the quality of work performed by us or a third party, we may decide to incur costs beyond the scope of our contract with the customer in order to address the situation and protect our reputation, which may in turn reduce or eliminate the profitability of our contract with the customer. In addition, negative publicity related to our larger customer relationships, regardless of its accuracy, could harm our reputation and make it more difficult for us to compete for new business with current and prospective customers.

We also face challenges building and training an integrated sales force capable of addressing the services and features of our comprehensive product suite, as well as a staff of expert engineering and customer support personnel capable of addressing the full range of installation and deployment issues that tend to arise more frequently with larger customers. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. If we fail to effectively execute the sale, deployment and ongoing support of our services to mid-market and larger distributed enterprises, our results of operations and our overall ability to grow our customer base could be materially and adversely affected.

Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue growth and increasing or maintaining profitability.

The cloud communications industry is competitive, and we expect it to become increasingly competitive in the future. We may also face competition from companies in adjacent or overlapping industries.

In connection with our unified communication services, we face competition from other providers of cloud communication services, such as RingCentral, Fuze, Vonage and Dialpad. In connection with our cloud contact center services, we face competition from other providers of cloud and premise-based contact center software services, such as inContact (recently acquired by NICE), Five9 and Interactive Intelligence. In addition, because many of our target customers have historically purchased communications services from incumbent telephone companies along with legacy on-premises communication equipment, we compete with these customers' existing providers. These competitors include, for example, AT&T, CenturyLink, Comcast and Verizon Communications in the United States, as well as local incumbent communications providers in the international markets where we operate, such as Vodafone, Telefonica, Orange, America Movil and Deutsche Telekom, all in conjunction with on-premises hardware solutions from companies like Avaya, Cisco and Mitel.   We may also face competition from large Internet and cloud service companies such as Google Inc., Amazon Inc., Oracle Corporation and Microsoft Corporation, any of which might launch a new cloud-based business communications service, expand its existing offerings or acquire other cloud-based business communications companies in the future.

Many of our current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product to customers. Increased competition could require us to lower our prices, reduce our sales revenue, lower our gross profits and/or cause us to lose market share. In addition, many of our customers are not subject to long-term contractual commitments and have the ability to switch from our services to our competitors' offerings on relatively short notice.

Given the significant price competition in the markets for our services, we may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust our expenses to compensate for such shortfall. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

We have a history of losses and are uncertain of our future profitability.

We recorded an operating loss of approximately $6.7 million for the fiscal year ended March 31, 2017 and ended the period with an accumulated deficit of approximately $115 million. Although we have achieved operating income in three of our five most recent fiscal years, we incurred substantial operating losses prior to that period and we may incur operating losses in the future, and those loses could be substantial. As we expand our geographic reach and range of service offerings, and further invest in research and development, sales and marketing, and regulatory compliance, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability on an annual basis or on a quarterly basis in the future.

Our churn rate may increase in future periods due to customer cancellations or other factors, which may adversely impact our revenue or require us to spend more money to grow our customer base.

Our customers generally do not have long-term contracts with us and may discontinue their subscriptions for our services after the expiration of their initial subscription period, which typically range from one to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict cancellation rates for our customers. Our cancellation rates may increase or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline and our business will suffer.

Our average monthly business service revenue churn was less than 1% over the past two fiscal years. Our method of computing this revenue churn rate may be different from methods used by our competitors and other companies in our industry to compute their publicly disclosed churn rates. As a result, only limited reliance can be placed on our churn rate when attempting to compare it to that of other companies. Also, our churn rate can vary based on events that may not be indicative of actual trends in our business. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers of communications and collaborations services, alternative technologies, and adverse business conditions also influence our churn rate.

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

Our rate of customer cancellations may increase in future periods due to a number of factors, some of which are beyond our control, such as the financial condition of our customers or the state of credit markets. In addition, a single, protracted service outage or a series of service disruptions, whether due to our services or those of our carrier partners, may result in a sharp increase in customer cancellations.

Due to the length of our sales cycle, especially in adding new mid-market and larger distributed enterprises as customers, we may also experience delays in acquiring new customers to replace those that have terminated our services. Such delays would be exacerbated if general economic conditions worsen. An increase in churn, particularly in challenging economic times, could have a negative impact on the results of our operations.

The market for cloud software solutions is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business.

We operate in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced cloud software solutions products and services that provide higher levels of performance and reliability at lower cost. If we are unable to develop new services that address our customers' needs, to deliver our applications in one seamless integrated product offering that addresses our customers' needs, or to enhance and improve our services in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our services. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our services is provided via the cloud, which, itself, has been disruptive to the previous premises-based model.

If new technologies emerge that are able to deliver communications and collaboration services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.

If we are unable to develop new features and services internally due to factors such as competitive labor markets, high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors have historically spent a greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors' research and development programs. In addition, there is no guarantee that our research and development efforts will succeed, or that our new products and services will enable us to maintain or grow our revenue or recover our development costs. Our failure to maintain adequate research and development resources, to compete effectively with the research and development programs of our competitors and to successfully monetize our research and development efforts could materially and adversely affect our business and results of operations.

We may not be able to scale our business efficiently or quickly enough to meet our customers' growing needs, in which case our operating results could be harmed.

As usage of our cloud software solutions by mid-market and larger distributed enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve our growing customer base. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. These system upgrades and the expansion of our support and services have been and will continue to be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

To provide our services, we rely on third parties for all of our network connectivity and co-location facilities.

We currently use the infrastructure of third-party network service providers, including the services of Equinix, Inc., and Level 3 Communications, Inc., to provide all of our cloud services over their networks rather than deploying our own networks.

We also rely on third-party network service providers to originate and terminate substantially all of the PTSN calls using our cloud-based services. We leverage the infrastructure of third-party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States and internationally. This decision has resulted in lower capital and operating costs for our business in the short-term, but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition or operating results. The rates we pay to our network service providers may also increase, which may reduce our profitability and increase the retail price of our service.

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

Due to our reliance on these service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or products or those of another vendor, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. Under the terms of the "end-to-end" service level commitments that we make for the benefit of qualifying customers, we are potentially at risk for service problems experienced by these service providers. Customers who do not qualify for these enhanced SLA commitments may nevertheless hold us responsible for these service issues and seek service credits, early termination rights or other remedies. Accordingly, service issues experienced by our service provider partners may harm our reputation as well as our business, financial condition or operating results.

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
  affect our reputation as a reliable provider of communications services;
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

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage. Some of these broadband providers have stated that they may exempt their own customers from data-caps or offer other preferred treatment to their customers. Other providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. These providers have the ability generally to increase their rates, which may effectively increase the cost to our customers of using our cloud software solutions.

On March 12, 2015, the Federal Communications Commission, or FCC, released an order that would prevent broadband Internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband Internet access lines. While this order was appealed by a number of providers and trade organizations, it was subsequently upheld by the United States Court of Appeals for the DC Circuit on June 14, 2016. A petition for rehearing seeking an en banc rehearing is currently pending. In addition, the current Chairman of the FCC has publicly expressed an interest in changing the regulatory model for broadband Internet access under the current rules. The regulatory treatment of prioritization or degradation of traffic over the Internet, also known as net neutrality, varies widely among the jurisdictions in which we operate. While certain jurisdictions, such as the European Union have strong protections for competitive services such as ours, other countries either lack a net neutrality framework altogether or otherwise have lax enforcement of their rules. Broadband Internet access provider interference could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

Vulnerabilities to security breaches, cyber intrusions and other malicious acts could adversely impact our business.

Our operations depend on our ability to protect our network from interruption by damage from unauthorized entry, computer viruses or other events beyond our control. In the past, we may have been subject to denial or disruption of service, or DDOS, and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols, DDOS mitigation and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss.

Critical to our provision of service is the storage, processing, and transmission of confidential and sensitive data. We store, process and transmit a wide variety of confidential and sensitive information including credit card, bank account and other financial information, proprietary, trade secret or other data that may be protected by intellectual property laws, customers' and employees' personally identifiable information, as well as other sensitive information. We, along with others in the industry, will be subject to cyber threats and security breaches, given the nature of the information we store, process and transmit.

Depending on the evolving nature of cyber threats and the measures we may have to implement to continue to maintain the security of our networks and data, our profitability may be adversely impacted or we may have to increase the price of our services which may make our offerings less competitive with other communications providers.

If an individual obtains unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by law enforcement and regulatory agencies, and exposure to fines or penalties, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as Health Insurance Portability and Accountability Act and foreign data protection laws, a security breach that exposes protected information may make us susceptible to a number of claims related to our marketing.

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

In contracts with larger enterprises, we often agree to assume liability for security breaches in excess of the amount of committed revenue from the contract. In addition, there can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.

We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies. Data privacy and protection is highly regulated and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business.

Governmental entities, class action lawyers and privacy advocates are increasingly examining companies' data collection, processing, use, storing, sharing, transferring and transmitting or personal data and data linkable to individuals. Self-regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by private parties impose additional compliance costs on us negative impacting our profitability as well as subject us to unknown potential liabilities. These evolving laws, rules and practices may also curtail our current business activities which may also result in slimmer profit margins and reduce new opportunities.

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

There is considerable uncertainty with respect to the state of law governing data transfers between the European Union ("EU"), and other countries with similar data protection laws, and the U.S. There is ongoing litigation in the EU, as well as calls by certain political and governmental bodies in the EU to re-evaluate data transfers between the EU and the U.S., that could negatively impact the existing legally acceptable methods for transferring data between the EU and the U.S. on which we rely as do many other companies that transfer certain data between the EU and the U.S. Moreover, while we established alternative methods to transfer data between the EU and U.S. that addressed certain legal uncertainties that previously existed, some independent data regulators have adopted the position that other forms of compliance, including the methods we rely upon now as do many other companies, are also invalid though the legal grounds for these findings remains unclear at this time. Like many other companies, we continue to face uncertainty with respect to the measures we have implemented. Additionally, there is continued uncertainty regarding the legality of transferring certain data between the EU and U.S. caused by: (i) ongoing litigation that could invalidate the existing method that we, along with many other companies, rely upon for compliance with relevant law; and (ii) there is the possibility that political and other governmental bodies may invalidate the method we, along with many other companies, rely upon to comply with relevant law. We cannot predict how or if this issue will be resolved nor can we evaluate our potential liability at this time.

We could be liable for breaches of security on our website, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide cloud software solutions and electronically billing our customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third-party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of transactions effected using our cloud-based services involve fraudulent or disputed credit card transactions.

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

We may also experience losses due to subscriber fraud and theft of service. Subscribers have, in the past, obtained access to our service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. If our existing anti-fraud procedures are not adequate or effective, consumer fraud and theft of service could have a material adverse effect on our business, financial condition and operating results.

Natural disasters, war, terrorist attacks or malicious conduct could adversely impact our operations and could degrade or impede our ability to offer services.

Our cloud communications services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyber-attacks. Our headquarters, global networks operations center and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. Any of these events could have a material adverse impact on our business.

Our infringement of a third party's proprietary technology could disrupt our business.

There has been substantial litigation in the communications, cloud communication services, semiconductor, electronics, and related industries regarding intellectual property rights and, from time to time, third parties may claim that we, our customers, our licensees or parties indemnified by us are infringing, misappropriating or otherwise violating their intellectual property rights. Third parties may also claim that our employees have misappropriated or divulged their former employers' trade secrets or confidential information. Our broad range of current and former technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights.

During our 2017 fiscal year, we were named as defendants in two lawsuits, each brought by a non-practicing entity and alleging infringement of a single patent. During our 2016 fiscal year, we were similarly named as defendants in two lawsuits in which we were alleged to have infringed patents. We were successful in settling all four lawsuits relatively quickly, although we have in the past been involved in patent infringement lawsuits that spanned several years. Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that technology, which we may not be able to negotiate at a price that is acceptable or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

If we are found to be infringing on the intellectual property rights of any third-party in lawsuits or proceedings that may be asserted against us, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. From time to time, we have received, and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several subsidiaries outside the United States, including a Romanian subsidiary that contributes significantly to our research and development efforts. We have also acquired two UK-based companies — DXI in May 2015 and Voicenet in November 2013. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives will involve a variety of risks, including:

  localization of our services, including translation into foreign languages and associated expenses;
  regulation of our services as traditional telecommunications services, requiring us to obtain authorizations or licenses to operate in foreign jurisdictions, or alternatively preventing us from selling our full suite of services, or any services at all, in such jurisdictions;
  unexpected changes in a specific country or region's regulatory requirements, taxes, trade laws, or political or economic conditions;
  more stringent regulations relating to data security and the unauthorized use of, access to, and transfer of, commercial and personal information, particularly in the European Union;
  differing labor regulations, especially in the European Union and Latin America, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
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
  exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act 2010 and similar laws and regulations in other jurisdictions; and
  adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

In fiscal 2017, we acquired LeChat, Inc., the developer of Sameroom. In fiscal 2016, we acquired DXI Limited, which developed the technology on which ContactNow was based, and substantially all of the assets of Quality Software Corporation, or QSC, which developed the technology behind our Quality Management service. In fiscal 2014, we acquired Voicenet Solutions Limited, a UK-based provider of cloud communication services in the United Kingdom. If appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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
  additional regulatory compliance obligations and costs associated with the acquired operations;
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

Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis, there are a number of factors that may affect our operating results, some of which are outside our control. These include, but are not limited to:

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

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our cloud-based communications and collaboration services rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are frequently modified or replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 or other international emergency services, including location data and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our communications and collaboration services, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

For example:

  The FCC has adopted network neutrality rules. In March 2015, the FCC adopted new network neutrality rules that would prevent Internet service providers from blocking, degrading and engaging in other practices that would impair or otherwise interfere with services like ours. While the FCC order survived a court challenge, a further appeal remains pending. The current FCC chairman as well as certain members of Congress have expressed a desire to eliminate or narrow the current rules. We cannot predict if the current rules will remain in place. Interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets. Most foreign countries outside of the European Union have not adopted formal net neutrality rules like those adopted by the FCC.

  Regulation of our services as telecommunications services may require us to obtain authorizations or licenses to operate in foreign jurisdictions and comply with legal requirements applicable to traditional telephony providers. Regulators around the world, including those in the European Union generally do not distinguish between our cloud-based communications services and traditional telephony services. By entering additional international markets we may subject ourselves to significant regulation from foreign telecommunications authorities, including obligations to obtain telecommunications licenses and authorizations, complying with consumer protection laws and cooperating with local law enforcement authorities. This regulation impacts our ability to differentiate ourselves from incumbent service providers and imposes substantial compliance costs on us. Regulation restricts our ability to compete and, in some jurisdictions, it may restrict how we are able to expand our service offerings. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations may have an adverse effect upon our business by imposing additional compliance costs, modifying our technology and operations and in general affecting our profitability.

  Reform of federal and state Universal Service Fund programs and payment of regulatory and other fees in international markets, could increase the cost of our service to our customers diminishing or eliminating our pricing advantage. The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. Furthermore, the FCC has ruled that states can require us to contribute to state Universal Service Fund programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the services we provide. At the same time, foreign regulatory authorities may impose regulatory fees or other contributions on our services. Should the FCC, states or foreign regulators adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover these obligations or absorb the costs, which would reduce our profit margins. We currently pass-through Universal Service Fund contributions and certain other fees to our customers, which may result in our services becoming less competitive as compared to those provided by others.

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

  The FCC and foreign regulators may require providers like us to comply with regulations related to how we present bills to customers. The adoption of such obligations may require us to revise our bills and may increase our costs of providing service which could either result in price increases or reduce our profitability.

  There may be risk associated with our ability to comply with U.S. and foreign rules concerning disabilities access requirements and the FCC and foreign regulators may expand disabilities access requirements to additional services we offer. We cannot predict whether we will be subject to additional accessibility requirements or whether any of our service offerings that are not currently subject to disabilities access requirements will be subject to such obligations. It is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions if we are found not to be in compliance with the FCC's and foreign accessibility requirements.

  There may be risks associated with our ability to comply with requirements of the Telecommunications Relay Service and similar foreign statutes. The FCC requires providers of interconnected VoIP services to comply with certain regulations pertaining to people with disabilities and to contribute to the Telecommunications Relay Services fund. We are also required to offer 7-1-1 abbreviated dialing for access to relay services. At the same time, several foreign regulators also mandate accessibility requirements for people with disabilities. It is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions if we are found not to be in compliance with these requirements, including the FCC's 7-1-1 abbreviated dialing obligations.

  There may be risks associated with our ability to comply with the requirements of U.S. and foreign law enforcement agencies. The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. Similarly, foreign regulatory frameworks require VoIP providers to comply with local assistance to law enforcement laws and cooperation with local authorities in conducting wiretaps, pentraps and other surveillance activities. The FCC and other regulators may allow VoIP providers to comply with CALEA and similar statutes through the use of a service provided by a trusted third-party with the ability to extract call content and call-identifying information from a VoIP provider's network. Regardless of our reliance on a third party for compliance, it is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions if we are found not to be in compliance with our obligations under CALEA or other similar assistance with law enforcement statutes.

  U.S. and foreign regulations may require us to deploy an E-911 or access to emergency service that automatically determines the location of our customers. On June 1, 2007, the FCC released a Notice of Proposed Rulemaking, or the VoIP E-911 order, in which it tentatively concluded that all interconnected VoIP providers that allow customers to use their service in more than one location (nomadic VoIP service providers, such as us), must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). Since then, the FCC has been conducting proceedings and inquiries concerning the implementation of such a rule, including possible changes to the manner providers provision E-911 services on mobile applications. At the same time, foreign regulatory authorities, have conducted similar proceedings mandating VoIP providers in the applicable jurisdiction to provide caller location data when completing calls to the local emergency service numbers. The outcome of these proceedings cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our customers on the Internet. We cannot guarantee that emergency calling service consistent with the VoIP E-911 order and other similar foreign orders will be available to all of our customers, especially those accessing our services from outside of the United States. Compliance with these obligations could result in service price increases and could have a material adverse effect on our business, financial condition or operating results.

  The FCC adopted orders reforming the system of payments between regulated carriers that we partner with to interface with the public switch telephone network. The FCC reformed the system under which regulated providers of telecommunications services compensate each other for various types of traffic, including VoIP traffic that terminates on the PSTN and applied new call signaling requirements to VoIP providers and other service providers. The FCC's new rules require, among other things, interconnected VoIP providers, like us, that originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass calling party number or charge number signaling information they receive from other providers unaltered, to subsequent providers in the call path. While we believe we are in compliance with this rule, to the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. The FCC's Order reforming payments between carriers for various types of traffic may result in increasing the payments we make to underlying carriers to access the PSTN, which may result in us increasing the retail price of our service, potentially making our offering less competitive with traditional providers of telecommunications services, or may reduce our profitability.

Our emergency and E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with E-911 and other emergency dialing with the 8x8 service.

Both our emergency calling service and our E-911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies in the United States and abroad. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

The FCC may determine that our nomadic emergency calling service does not satisfy the requirements of its VoIP E-911 order because, in some instances, our nomadic emergency calling service requires that we route an emergency call to a national emergency call center instead of connecting our customers directly to a local public-safety answering point through a dedicated connection and through the appropriate selective router. Similarly, foreign telecommunications regulators may determine that our nomadic emergency calling service does not meet applicable local emergency dialing and location requirements.

Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services and other emergency dialing services.

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

Alleged or actual failure of our solutions to comply with regulations governing outbound dialing, including regulations under the Telephone Consumer Protection Act of 1991 and similar foreign statutes, could harm our business, financial condition, results of operations and cash flows.

The legal and contractual environment surrounding calling consumers and wireless phone numbers is complex and evolving. In the United States, two federal agencies, the Federal Trade Commission ("FTC") and the FCC, and various states have enacted laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. Internationally, we are also subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers and compliance with do not call rules. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws can be enforced by the FTC, FCC, State Attorneys General, foreign regulators or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys' fees.

It is possible that the FTC, FCC, foreign regulators, private litigants or others may attempt to hold our customers, or us as a software provider, responsible for alleged violations of these laws. In the event that litigation is brought, or fines are assessed, against us, we may not successfully enforce or collect upon any contractual indemnities we may have from our customers. Additionally, any changes to these laws or their interpretation that further restrict calling consumers, any adverse publicity regarding the alleged or actual failure by companies, including our customers and competitors, to comply with such laws, or any governmental or private enforcement actions related thereto, could result in the reduced use of our solution by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows. We anticipate that these risks will increase as we begin to market and sell our EasyContactNow service in the United States.

Failure of our back-end information technology systems to function properly could result in significant business disruption.

We rely on IT systems to manage numerous functions of our internal operations.  We have historically utilized internally developed IT systems that are not integrated with our ERP system. These IT systems require specialized knowledge for which we have to train new personnel, and if we were to experience an unusual increase in attrition of our IT personnel, we may not be adequately equipped to respond to an IT system failure. These IT systems were developed at a time when we provided services primarily to SMB customers and they may not be able to accommodate the requirements of larger enterprises as effectively as more modern and flexible solutions. Continued reliance on these systems may harm us competitively and impede our efforts to sell to larger enterprises.

Although we are in the process of upgrading a number of our IT systems, including our ERP software, our quote-to-cash software and our customer service and support software, we face risks relating to these transitions. For example, we may incur greater costs than we anticipate to train our personnel on the new systems; we may experience more errors in our records during the transition; and we may be delayed in meeting our various reporting obligations. To the extent any of these risks or events impact our customer service, we may experience an increase in customer attrition, which could have a material adverse impact on our results of operations.

Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers, content creators and brand advertisers. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third- party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

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

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services, while increased regulation and the imposition of additional regulatory funding obligations at the federal, state, local and foreign level could require us to either increase the retail price for our services, thus making us less competitive, or absorb such costs, thus decreasing our profit margins. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate these rates will continue to decline in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers if such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Continued rate decreases would require us to lower our rates to remain competitive in the United States and abroad and would reduce or possibly eliminate any gross profit from our services. In addition, we may lose subscribers for our services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in San Jose, California, in two facilities that are approximately 140,831 square feet of leased office space. Outside the United States our operations are conducted primarily in leased sites located in the United Kingdom and Romania. We believe our facilities will adequately meet our current and foreseeable future needs. For additional information regarding our obligations under leases, see Note 8 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

On February 22, 2011, we were named a defendant in Bear Creek Technologies, Inc. (BCT) v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware (the Delaware Court), along with 20 other defendants. Collectively this patent litigation is referred to as In re Bear Creek Technologies, Inc. (MDL No.: 2344). In August 2011, the suit was dismissed without prejudice but then refiled in the Delaware Court. On November 28, 2012, the U.S. Patent and Trademark Office ("USPTO") initiated a Reexamination Proceeding through which the claims of the patent asserted against us were found to be invalid based on four separate grounds. During the Reexamination Proceeding, the Delaware Court granted the Company's motion to stay the proceeding (July 17, 2013) and administratively closed the case on May 5, 2015 with leave to reopen if needed. The outcome of the Reexamination Proceeding was first appealed to the USPTO Patent Trial and Appeal Board which affirmed the invalidity bases of all claims in a Decision dated Dec. 29, 2015 ("the Board Decision"). The Board Decision was then appealed to the United States Court of Appeals for the Federal Circuit ("Federal Circuit"), which also affirmed the invalidity bases of all claims as the Federal Circuit noted in a Judgment dated March 15, 2017. On April 21, 2017, the Federal Circuit issued a Mandate, which formally concludes the appeal and, absent any unforeseen circumstances, formally ended the Federal Circuit's jurisdiction of this matter, thereby for effecting finality of the Delaware Court's May 5, 2015 decision.

On November 14, 2016, we were named as a defendant in Serenitiva LLC v. 8x8, Inc., filed in U.S. District Court for the E.D. of Texas (Civil Action No. 6:16-cv-1290). Plaintiff Serenitiva sued us based on alleged infringement of U.S. Patent No. 6,865,268 concerning alleged activities involving our Virtual Contact Center Agent Console (Plaintiff Serenitiva sued nine other defendants, concurrently, based on the same patent. In April 2017, we settled the suit prior to answering the complaint under the terms of a settlement agreement between the Company and the plaintiff. Under the terms of a settlement agreement between the plaintiff and us, we agreed to pay plaintiff an amount that was not material to our business, and we were granted a limited license to the patent. A Joint Motion to Dismiss was filed April 20, 2017, and an Order of Dismissal With Prejudice should be forthcoming from the Court.

On December 2, 2016, we were named as a defendant in Paluxy Messaging LLC v. 8x8, Inc., filed in U.S. District Court for the E.D. of Texas, Tyler Division (Civil Action No. 6:16-cv-1346). Plaintiff Paluxy Messaging LLC sued us based on alleged infringement U.S. Patent No. 8,411,829 concerning alleged activities involving our voicemail system (Plaintiff Paluxy Messaging sued seven other defendants, concurrently, based on the same patent). Based on our subscription to certain patent risk management services, we settled the suit prior to answering the complaint. Under the terms of a settlement agreement between the plaintiff and us, we agreed to pay plaintiff an amount that was not material to our business, and we were granted a limited license to the patent. An Order of Dismissal With Prejudice was issued March 13, 2017.

On April 16, 2015, we were named as a defendant in a lawsuit, Slocumb Law Firm v. 8x8, Inc., filed in the United States District Court for the Middle District of Alabama. The Slocumb Law Firm has alleged that it purchased certain business services from us that did not perform as advertised or expected, and has asserted various causes of actions including fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On June 10, 2015, the United States Magistrate Judge issued a Report and Recommendation that the Court grant our motion to stay the case and compel the Slocumb Law Firm to arbitrate its claims against us in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from us. The Court closed this case administratively when it granted our motion to compel arbitration. Slocumb Law firm has not initiated arbitration. Under our standard business terms and conditions, as of March 31, 2017, the period to initiate arbitration has lapsed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "EGHT" and is listed on the Nasdaq Global Select Market of the Nasdaq Stock Market national securities exchange.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 25, 2017, there were 223 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2017:
First quarter	$14.61	$10.19
Second quarter	$15.43	$12.94
Third quarter	$15.63	$13.05
Fourth quarter	$16.50	$14.20

Fiscal 2016:
First quarter	$9.49	$8.34
Second quarter	$9.05	$7.62
Third quarter	$12.17	$8.16
Fourth quarter	$12.91	$9.29

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five-year period assuming the investment of $100 on March 31, 2012 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Issuer Purchases of Equity Securities

The registrant did not make any repurchases of stock during the quarter ended March 31, 2017 under a stock repurchase program. The last plan authorized by the Company's board of directors expired in October 2016 with an unused authorized repurchase amount of $15.0 million.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of 8x8 Inc. for each year in the five-year period ended March 31, 2017. The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Total revenues	$253,388	$209,336	$162,413	$128,597	$103,786
Net income (loss)	$(4,751)	$(5,120)	$1,926	$2,514	$13,939
Net income (loss) per share :
Basic	$(0.05)	$(0.06)	$0.02	$0.03	$0.20
Diluted	$(0.05)	$(0.06)	$0.02	$0.03	$0.19
Total assets	$333,855	$313,452	$295,624	$299,203	$152,611
Accumulated deficit	$(114,610)	$(109,859)	$(104,739)	$(106,665)	$(109,179)
Total stockholders' equity	$288,601	$275,306	$272,211	$278,178	$137,033

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of enterprise cloud communications solutions, helping businesses get their employees, customers and applications talking, to make people more connected and productive, no matter where they are in the world.   From a single, proprietary platform, which we refer to as the 8x8 Communications Cloud, we offer unified communications, team collaboration, contact center, analytics and other services to our business customers on a Software-as-a Service (SaaS) model.

SUMMARY AND OUTLOOK

In fiscal year 2017, we displayed continued momentum in four key areas of our business. First, our increased focus on mid-market and distributed enterprise customers resulted in approximately 54% of our total service revenue coming from this customer segment, compared with 48% in fiscal 2016. Over the course of the fiscal year, we continued to show an increase in our average monthly service revenue per customer (ARPU). In the fourth quarter of fiscal 2017, our ARPU grew 11% to $426, compared with $385 in the same period of fiscal 2016. The increase resulted from our success in selling a greater number of subscriptions to larger, more established customers.

Second, we continued the advancement of our technology and product development work on several key platform infrastructure and product development initiatives. Initiatives include our new micro services platform, admin portal, desktop and mobile clients, and back office improvements to enable end-to-end quoting, ordering, provisioning, configuring, and billing our expanded mid-market and enterprise customer base. We also launched the 8x8 Communication Cloud Platform, an industry first solution which combines unified communications, team collaboration interoperability, contact center, and real time analytics in a single open platform.

Third, we have made significant progress with increasing the effectiveness of our global channel network to ensure our channel partners are properly engaged and prepared to transition their customers to 8x8. We enhanced our partner enablement offering with a new Partner Connect global web portal, which offers extensive sales, technical resources, marketing, and lead generation support.

Fourth, we have made significant progress enhancing our global systems and customer support capabilities to better serve our multinational customers. We went live on Salesforce Service Cloud, an enterprise-scalable platform that is fully integrated with our sales automation system. This enables any of our contact centers around the world to view and manage any customer case, allowing for seamless case handoffs across regions.

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

Service and Product Revenue

We recognize service revenue, mainly from subscription services related to its cloud-based voice, call center, video, and collaboration solutions, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. We defer recognition of service revenues in instances when cash receipts are received before services are delivered and we recognize deferred revenues ratably, over the course of the contract, as services are provided.

Under the terms of our typical subscription agreements, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. We have determined that we have sufficient history of subscriber conduct to make a reasonable estimate of cancellations within the 30-day trial period. Therefore, we recognize new subscriber revenue that is fixed and determinable and that is not contingent on future performance or future deliverables, in the month in which the new order was shipped, net of an allowance for expected cancellations.

We recognize revenue from product sales, mainly 8x8 IP telephones, for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, we defer revenue from shipments to distributors, retailers, channel partners, and resellers, where the right of return exists, until the products have been sold to the end customer.

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

VSOE generally exists only when we sell the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  When VSOE cannot be established, we attempt to establish the selling price of deliverables based on relevant TPE. TPE is determined based on manufacturer's prices for similar deliverables when sold separately, when possible. As we have historically been unable to establish a selling price using VSOE or TPE, we use BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to:

  the price list established by its management which is typically based on general pricing practices and targeted gross margin of products and services sold; and
  analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

In accordance with the guidance of ASC 605-25, when we enter into revenue arrangements with multiple deliverables we allocate arrangement consideration, among the products and subscriber services based on their relative selling prices. Arrangement consideration allocated to the sold products that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

Our ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed above under Item 1A,"Risk Factors."

Collectability of Accounts Receivable

We must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2017, the accounts receivable balance was approximately $14.3 million, net of an allowances for doubtful accounts and returns of $1.3 million. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.

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

Internal - Use Software Development Costs

We account for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40), which requires capitalization of certain software development costs incurred during the application development stage. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Once the project has been completed, these costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on our consolidated statements of operations.

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

Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which include net operating loss and tax credit carry forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. As of March 31, 2017, the net deferred tax asset on the consolidated balance sheet represented the projected tax benefit we expect to realize. We maintain a valuation allowance against the portion of our deferred tax assets that we believe is not more likely than not to be used to reduce our income tax liability.

During the fourth quarter of fiscal 2017 and 2016, we evaluated the need for a valuation allowance against our net deferred tax asset and concluded that we needed less of an allowance because certain California net operating losses expired in fiscal 2017 and 2016 and will not be utilized. Therefore, we decreased our valuation allowance by approximately $0.8 million and $1.1 million, respectively. As of March 31, 2017, the net deferred tax asset on the consolidated balance sheet represented the projected tax benefit we expect to realize.

We have received inquiries, demands or audit requests from several state, municipal and 9-1-1 taxing agencies seeking payment of taxes that are applied to or collected from the customers of providers of traditional public switched telephone network services. We recorded $0.5 million, $0.4 million and $0.1 million of expense for the years ended March 31, 2017, 2016 and 2015, respectively, for estimated tax exposure for such assessments.

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

To value option grants under the Equity Compensation Plans for stock-based compensation, we used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. We used the historical volatility of our stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expected to remain outstanding. We established expected life assumptions through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

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

Recently Issued and Adopted Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Business customers average monthly
service revenue per customer (1)	$ 426	$ 414	$ 409	$ 399	$ 385
Monthly business service revenue churn (2)(3)	0.7%	1.0%	0.6%	0.5%	0.4%

Overall service margin	83%	83%	81%	81%	81%
Overall product margin	-9%	-20%	-6%	-16%	-18%
Overall gross margin	77%	77%	74%	74%	72%

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

REVENUE
	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Service revenue	$235,816	$192,241	$148,208	$43,575	22.7%	$44,033	29.7%
Percentage of total revenue	93.1%	91.8%	91.3%

Service revenue consists primarily of revenues attributable to the provision of our 8x8 cloud communication and collaboration software solutions.

The increase in fiscal year 2017, compared with fiscal year 2016, was primarily attributable to an increase in our business customer subscriber base (net of customer churn), in particular, to mid-market and enterprise customers, and an increase in the average monthly service revenue per customer. Our business service subscriber base grew from approximately 45,700 customers at the end of fiscal 2016 to approximately 49,200 customers on March 31, 2017. Average monthly service revenue per customer for the fiscal year increased from $367 for fiscal 2016 to $412 for fiscal 2017. These growth factors were partially offset by the discontinuance of a certain customer segment of the United Kingdom based platform-as-a-service (DXI PaaS) that was acquired in fiscal 2016 as part of the DXI acquisition, and the decline of the GBP exchange rate to the USD. We expect growth in the number of business customers and average monthly service revenue per customer to continue to grow in fiscal 2018.

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

	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Product revenue	$17,572	$17,095	$14,205	$477	2.8%	$2,890	20.3%
Percentage of total revenue	6.9%	8.2%	8.7%

Product revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service. Product revenue is contingent whether a customer chooses to purchase an IP telephone, or use an existing cell phone, in conjunction with the purchase of our Virtual Office service. We expect customers to continue to adopt the mobile solution in the future.

No single customer represented more than 10% of our total revenues during fiscal 2017, 2016 or 2015.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment and the customer's service address (in thousands):

	Years Ended March 31,
	2017	2016	2015
Americas (principally US)	89%	87%	92%
Europe (principally UK)	11%	13%	8%
	100%	100%	100%

COST OF REVENUE
	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Cost of service revenue	$42,400	$37,078	$29,701	$5,322	14.4%	$7,377	24.8%
Percentage of service revenue	18.0%	19.3%	20.0%

Cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third-party carriers, and technology licenses.

The increase in cost of service revenue for fiscal 2017 from fiscal 2016 was primarily due to a $2.6 million increase in third party network service expenses (due to increased call volumes associated with our subscription revenue growth), a $0.6 million increase in licenses and fees, a $0.6 million increase in stock-based compensation expenses, a $0.5 million increase in amortization expense, a $0.4 million increase in payroll and related expenses, a $0.4 million increase in computer supply expenses, and a $0.2 million increase in temporary personnel, consulting and outside service expenses.

The increase in cost of service revenue for fiscal 2016 from fiscal 2015 was primarily due to a $2.0 million increase in third-party network service expenses, a $1.6 million increase in amortization expense, a $1.4 million increase in payroll and related expenses, a $0.5 million increase in depreciation, a $0.5 million increase in licenses and fees, and a $0.5 million increase in stock-based compensation expenses.

	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Cost of product revenue	$19,714	$20,168	$15,863	$(454)	-2.3%	$4,305	27.1%
Percentage of product revenue	112.2%	118.0%	111.7%

The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.

The decrease in the cost of product revenue for fiscal 2017 from fiscal 2016 was primarily due to a $0.2 million decrease in the shipment of equipment to our business customers, and a $0.1 million decrease to warranty expense.

The increase in the cost of product revenue for fiscal 2016 from fiscal 2015 was primarily due to a $3.6 million increase in the shipment of equipment to our business customers, a $0.3 million increase in freight costs, and a $0.2 million increase to warranty expense.

RESEARCH AND DEVELOPMENT EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Research and development	$27,452	$24,040	$15,118	$3,412	14.2%	$8,922	59.0%
Percentage of total revenue	10.8%	11.5%	9.3%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts.

The increase in research and development expenses for fiscal 2017 from fiscal 2016 was primarily attributable to a $6.8 million increase in payroll and related expenses, a $1.2 million increase in temporary personnel, consulting and outside service expenses, a $1.2 million increase in facility and other allocated costs (which is based on employee headcount), a $0.8 million increase in stock-based compensation expenses, a $0.2 million increase in travel costs, partially offset by $7.0 million of capitalized payroll and consulting costs.

The increase in research and development expenses for fiscal 2016 from fiscal 2015 was primarily attributable to a $6.5 million increase in payroll and related expenses, and a $1.4 million increase in stock-based compensation expenses, a $0.3 million increase in temporary personnel, consulting and outside service expenses partially offset by $0.9 million of capitalized payroll and consulting costs.

SALES AND MARKETING EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Sales and marketing	$139,277	$109,379	$80,667	$29,898	27.3%	$28,712	35.6%
Percentage of total revenue	55.0%	52.3%	49.7%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering and technical support. Such costs also include outsourced customer service call center operations, sales commissions, trade shows, advertising and other marketing and promotional expenses.

The increase in sales and marketing expenses for fiscal 2017 from fiscal 2016 was primarily due to a $16.6 million increase in payroll and related expenses from expanding our sales force, deployment engineering, and customer success teams, a $5.0 million increase in facility and allocated costs, a $2.6 million increase in stock-based compensation expenses, a $2.1 million increase in third-party sales commissions, a $1.5 million increase in travel and meal expenses, a $1.3 million increase in advertising, a $0.5 million increase in credit card processing fees, a $0.5 increase in public relations costs, a $0.5 million increase in bad debt expense, a $0.3 million increase in depreciation expense, offset partially by a $0.8 million decrease in temporary personnel, consulting and outside service expenses, and a $0.3 million decrease in amortization expense due to intangibles acquired in acquisitions.

The increase in sales and marketing expenses for fiscal 2016 from fiscal 2015 was primarily due to a $13.8 million increase in payroll and related expenses from an increase in our sales force, deployment engineering, customer success teams, and from the acquisition of DXI, a $3.5 million increase in third-party sales commissions, a $2.6 million increase in temporary personnel, consulting and outside service expenses, a $2.3 million increase in stock-based compensation expenses, a $1.2 million increase in travel and meal expenses, a $1.1 million increase in advertising, a $0.6 million increase in trade show expenses, a $0.5 million increase in credit card processing fees, a $0.3 million increase in amortization expense due to intangibles acquired in acquisitions, and a $0.2 million increase in depreciation expense.

GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
General and administrative	$31,214	$25,745	$18,182	$5,469	21.2%	$7,563	41.6%
Percentage of total revenue	12.3%	12.3%	11.2%

General and administrative expenses consist primarily of personnel and related overhead costs and professional service fees for finance, legal, human resources, employee recruiting, and general management.

The increase in general and administrative expenses for fiscal 2017 from fiscal 2016 was primarily due to a $1.4 million increase in payroll and related expenses, a $1.1 million increase in stock-based compensation expenses, a $1.3 million increase in temporary personnel, consulting and outside service expenses, and a $0.7 million increase in legal, accounting and tax expenses.

The increase in general and administrative expenses for fiscal 2016 from fiscal 2015 was primarily due to a $2.6 million increase in stock-based compensation expenses, a $1.7 million increase in payroll and related expenses, a $0.9 million increase in temporary personnel, consulting and outside service expenses, a $0.8 million increase in facility lease and maintenance expenses, a $0.5 million increase in depreciation expense, and a $0.2 million increase in legal expenses.

GAIN ON PATENT SALE

In June 2012, we entered into a patent purchase agreement for the sale of a group of United States patents. We recognized a gain of approximately $12.0 million, net of transaction costs, in fiscal 2013 and $1.0 million in fiscal 2015 due to the third-party purchaser entering into a license agreement with its customer. The gain on patent sale has been recorded as a reduction of operating expenses in the consolidated statements of operations for fiscal 2015.

INTEREST INCOME AND OTHER, NET
	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
Interest income and other, net	$1,792	$1,107	$833	$685	61.9%	$274	32.9%
Percentage of total revenue	0.7%	0.5%	0.5%

This item primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2017, 2016 and 2015.

(BENEFIT) PROVISION FOR INCOME TAXES
	Years Ended March 31,			Year-over-Year Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollar amounts in thousands)
(Benefit) provision for income taxes	$(126)	$(847)	$2,789	$721	-85.1%	$(3,636)	-130.4%
Percentage of total revenue	0.0%	-0.4%	1.7%

We recorded an income tax benefit of $0.1 million, $0.8 million and an income tax expense of $2.8 million in fiscal 2017, 2016 and 2015, respectively. Our income tax provision has historically been driven by our pretax profitability, tax credits, foreign losses not benefited and nondeductible expenses from operations. The decrease in income tax benefit during fiscal 2017 as compared to fiscal 2016 was mainly due to lower overall pretax loss and higher nondeductible expenses partially offset by higher tax credits. The change in income tax provision in fiscal 2016 as compared to fiscal 2015 was mainly due to the change in profitability, from a pretax income in fiscal 2015 to a pretax loss in fiscal 2016, and due to higher tax credits.

During the fourth quarter of fiscal 2017, 2016 and 2015, we evaluated the need for a valuation allowance against our net deferred tax assets and determined that a decrease of $0.8 million, $1.1 million and $1.5 million, respectively, was because of certain California net operating loss carryforwards expiring in fiscal 2017, 2016 and 2015.

At March 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of approximately $141.7 million and $23.2 million, respectively that expire at various dates between 2018 and 2037. In addition, at March 31, 2017, we had research and development credit carryforwards for federal and state tax reporting purposes of approximately $5.6 million and $7.3 million, respectively. The federal income tax credit carryforwards will expire between 2021 and 2037, while the California income tax credit will carry forward indefinitely. Under the ownership change limitations of the Internal Revenue Code of 1986, as amended, the amount and benefit from the net operating losses and credit carryforwards may be limited in certain circumstances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $175.0 million of cash, cash equivalents and investments. By comparison, at March 31, 2016, we had $162.9 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next twelve months.

Fiscal 2017 to Fiscal 2016

Net cash provided by operating activities for fiscal 2017 was $28.5 million, compared with $23.6 million provided by operating activities for fiscal 2016. Cash used in or provided by operating activities has historically been affected by:

  the amount of net income or loss;
  sales of subscriptions;
  changes in working capital accounts, particularly the timing of collections and payments;
  add-backs of non-cash expense items such as deferred income tax, depreciation and amortization; and
  the expense associated with stock options and stock-based awards.

Net cash used in investing activities was $22.2 million in fiscal 2017, compared with $36.3 in fiscal 2016, which comprised investments in property and equipment of $8.9 million, cost for capitalized software projects of $5.5 million and net purchases of investments of $4.9 million. The cash outflow related to the LeChat acquisition was $2.9 million.

Net cash provided by financing activities was $1.6 million in fiscal 2017, compared with $7.2 million in fiscal 2016. Our financing activities for fiscal 2017 used cash of $3.0 million for share repurchases to settle payroll taxes obligations. This cash use was offset by $5.1 million proceeds from the issuance of common stock under employee stock purchase plans. During fiscal 2017, we did not repurchase shares from the market under a stock repurchase program.

Fiscal 2016 to Fiscal 2015

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

Net cash used in financing activities was $7.2 million in fiscal 2016, compared with $14.9 million used in financing activities in fiscal 2015. Our financing activities for fiscal 2016 used cash of approximately $11.7 million for the repurchase of our common stock ($11.2 million under our stock repurchase program and $0.5 million for share withheld for payroll taxes). The cash used in financing activities in fiscal 2016 was partially offset by $4.8 million proceeds from the issuance of common stock under the employee stock purchase plan.

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2017 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Capital leases	$1,004	$736	$163	$-	$-	$-	$1,903
Office leases	4,707	5,596	4,906	2,435	2,140	4,768	24,553
Purchase obligations
Third party customer support providers	2,158	-	-	-	-	-	2,158
Third party network service providers	1,364	133	8	-	-	-	1,505
	$9,233	$6,465	$5,096	$2,435	$2,140	$4,768	$30,119

Our capital lease obligations consist of leases for computer equipment.

Our office lease obligations consist of our principal facility and various leased facilities under operating lease agreements, which expire on various dates from fiscal 2018 through fiscal 2026. The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019.

In the third quarter of 2010, we amended our contract with one of our third-party customer support vendors containing a minimum monthly commitment of approximately $0.4 million. As the agreement requires a 150-day notice to terminate, the total remaining obligation under the contract was $2.2 million at March 31, 2017.

We have entered into contracts with multiple vendors for third party network service which expire on various dates in fiscal 2018 through 2020. At March 31, 2017, the total remaining obligations under these contracts were $1.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

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

During the years ended March 31, 2017 and 2016, we did not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.

Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would not result in a material foreign currency loss on foreign-denominated balances, at March 31, 2017. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.

At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
8x8, Inc.

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the Company), as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 8x8, Inc., as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, 8x8, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
May 30, 2017

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$41,030	$33,576
Short-term investments	133,959	129,274
Accounts receivable, net	14,264	11,070
Inventory	908	520
Deferred cost of goods sold	619	634
Deferred tax asset	-	5,382
Other current assets	6,574	5,444
Total current assets	197,354	185,900
Long-term investments	-	-
Property and equipment, net	16,384	12,375
Intangible assets, net	17,038	21,464
Goodwill	46,136	47,420
Non-current deferred tax asset	48,859	43,189
Other assets	8,084	3,104
Total assets	$333,855	$313,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,711	$10,954
Accrued compensation	11,508	10,063
Accrued warranty	324	326
Accrued taxes	5,354	5,200
Accrued outside commissions	2,920	2,186
Deferred revenue	2,144	1,925
Other accrued liabilities	5,383	4,080
Total current liabilities	43,344	34,734

Non-current liabilities	1,850	3,258
Non-current deferred revenue	60	154
Total liabilities	45,254	38,146

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2017 and 2016	-	-
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 91,500,091 shares and 89,213,205 shares
at March 31, 2017 and 2016, respectively	91	89
Additional paid-in capital	412,762	389,260
Accumulated other comprehensive loss	(9,642)	(4,184)
Accumulated deficit	(114,610)	(109,859)
Total stockholders' equity	288,601	275,306
Total liabilities and stockholders' equity	$333,855	$313,452

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2017	2016	2015
Service revenue	$235,816	$192,241	$148,208
Product revenue	17,572	17,095	14,205
Total revenue	253,388	209,336	162,413

Operating expenses:
Cost of service revenue	42,400	37,078	29,701
Cost of product revenue	19,714	20,168	15,863
Research and development	27,452	24,040	15,118
Sales and marketing	139,277	109,379	80,667
General and administrative	31,214	25,745	18,182
Gain on patent sale	-	-	(1,000)
Total operating expenses	260,057	216,410	158,531
Income (loss) from operations	(6,669)	(7,074)	3,882
Other income, net	1,792	1,107	833
Income (loss) before provision (benefit) for income taxes	(4,877)	(5,967)	4,715
Provision (benefit) for income taxes	(126)	(847)	2,789
Net income (loss)	$(4,751)	$(5,120)	$1,926

Net income (loss) per share:
Basic	$(0.05)	$(0.06)	$0.02
Diluted	$(0.05)	$(0.06)	$0.02

Weighted average number of shares:
Basic	90,340	88,477	89,071
Diluted	90,340	88,477	91,652

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended March 31,
	2017	2016	2015
Net income (loss)	$(4,751)	$(5,120)	$1,926
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	70	(50)	(26)
Foreign currency translation adjustment	(5,528)	(2,025)	(2,513)
Comprehensive loss	$(10,209)	$(7,195)	$(613)

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2014	88,525,015	$88	$384,325	$430	$(106,665)	$278,178
Issuance of common stock under
stock plans	2,043,781	2	4,525	-	-	4,527
Cost of issuance of common stock			(8)			(8)
Repurchase of common stock	(2,503,268)	(2)	(19,369)	-	-	(19,371)
Stock-based compensation expense	-	-	9,347	-	-	9,347
Income tax benefit from stock-
based compensation	-	-	151	-	-	151
Unrealized investment loss	-	-	-	(26)	-	(26)
Foreign currency translation adjustment	-	-	-	(2,513)	-	(2,513)
Net income	-	-	-	-	1,926	1,926
Balance at March 31, 2015	88,065,528	88	378,971	(2,109)	(104,739)	272,211
Issuance of common stock under
stock plans	2,218,470	2	5,386	-	-	5,388
Cost of issuance of common stock			(3)			(3)
Repurchase of common stock	(1,422,837)	(1)	(11,652)	-	-	(11,653)
Stock-based compensation expense	-	-	16,334	-	-	16,334
Issuance of common stock for
acquisition of DXI	352,044	-	-	-	-	-
Income tax benefit from stock-
based compensation	-	-	224	-	-	224
Unrealized investment loss	-	-	-	(50)	-	(50)
Foreign currency translation adjustment	-	-	-	(2,025)	-	(2,025)
Net loss	-	-	-	-	(5,120)	(5,120)
Balance at March 31, 2016	89,213,205	89	389,260	(4,184)	(109,859)	275,306
Issuance of common stock under
stock plans	2,576,785	3	4,564	-	-	4,567
Cost of issuance of common stock			(6)			(6)
Repurchase of common stock	(289,899)	(1)	(3,004)	-	-	(3,005)
Stock-based compensation expense	-	-	21,462	-	-	21,462
Income tax benefit from stock-
based compensation	-	-	486	-	-	486
Unrealized investment gain	-	-	-	70	-	70
Foreign currency translation adjustment	-	-	-	(5,528)	-	(5,528)
Net loss	-	-	-	-	(4,751)	(4,751)
Balance at March 31, 2017	91,500,091	$91	$412,762	$(9,642)	$(114,610)	$288,601

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(4,751)	$(5,120)	$1,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,084	4,994	3,540
Amortization of intangibles	3,762	3,557	2,232
Impairment of long-lived assets	15	640	-
Amortization of capitalized software	591	456	341
Net accretion of discount and amortization of premium on marketable securities	219	740	896
Stock-based compensation expense	21,462	16,334	9,347
Tax benefit from stock-based compensation expense	(486)	(224)	(151)
Deferred income tax (benefit) expense	(411)	(1,493)	2,390
Other	977	533	256
Changes in assets and liabilities:
Accounts receivable	(4,799)	(4,539)	(1,529)
Inventory	(430)	136	52
Other current and noncurrent assets	(2,025)	(1,432)	(196)
Deferred cost of goods sold	(60)	(224)	(207)
Accounts payable	4,173	2,473	610
Accrued compensation	1,615	3,566	1,632
Accrued warranty	(2)	(13)	(321)
Accrued taxes	247	2,292	490
Accrued outside commissions	734	1,744	(5)
Deferred revenue	195	(273)	(1,065)
Other current and noncurrent liabilities	1,368	(580)	1,002
Net cash provided by operating activities	28,478	23,567	21,240

Cash flows from investing activities:
Purchases of property and equipment	(8,851)	(4,894)	(5,826)
Cost of capitalized software	(5,516)	(2,095)	(724)
Purchase of investments - available for sale	(140,026)	(126,723)	(106,021)
Sales of investments - available for sale	41,288	56,302	36,764
Proceeds from maturities of investments - available for sale	93,795	64,361	63,546
Acquisition of businesses, net of cash acquired	(2,884)	(23,246)	-
Net cash used in investing activities	(22,194)	(36,295)	(12,261)

Cash flows from financing activities:
Capital lease payments	(674)	(446)	(149)
Payment of contingent consideration	(300)	(200)	-
Repurchase of common stock	(3,003)	(11,653)	(19,371)
Tax benefit from stock-based compensation expense	486	224	151
Proceeds from issuance of common stock under employee stock plans	5,087	4,827	4,455
Net cash provided by (used in) financing activities	1,596	(7,248)	(14,914)

Effect of exchange rate changes on cash	(426)	442	(114)
Net increase (decrease) in cash and cash equivalents	7,454	(19,534)	(6,049)
Cash and cash equivalents, beginning of year	33,576	53,110	59,159
Cash and cash equivalents, end of year	$41,030	$33,576	$53,110

Supplemental and non-cash disclosures:
Acquisition of property and equipment, net in connection with
acquisitions of businesses	$-	$1,453	$-
Acquisition of capital lease in connection with acquisitions of businesses	-	1,332	-
Equipment acquired under capital leases	1,152	573	-
Interest paid	16	44	5
Income taxes paid	460	445	159

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company is a leading provider of enterprise cloud communications solutions, including unified communications, team collaboration, contact center, and analytics, integrated over a single Software-as-a Service (SaaS) platform. The 8x8 Communications CloudTM offers businesses a secure, reliable and simplified approach to transitioning their legacy, on-premises communications systems to the cloud. This comprehensive solution, built from owned and managed cloud technologies, enables customers to rely on a single provider for their global communications and contact center capabilities as well as customer support requirements. 8x8 customers are spread across more than 100 countries and range from small businesses to large enterprises. Since fiscal 2004, substantially all revenue has been generated from the sale of communications services and related hardware. Prior to fiscal 2003, the Company's main business was Voice over Internet Protocol semiconductors.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2017 refers to the fiscal year ended March 31, 2017).

Acquisitions

In January 2017, the Company entered into a share purchase agreement with the shareholders of LeChat, Inc., the maker of Sameroom™, an interoperability platform that enables cross-team messaging and collaboration in the enterprise.

In June 2015, the Company entered into an asset purchase agreement with the shareholder of Quality Software Corporation and other parties affiliated with the shareholder and Quality Software Corporation, a developer of cloud-native quality management capabilities and analytics.

In May 2015, the Company entered into a share purchase agreement with the shareholders of DXI Limited, API Telecom Limited, Easycallnow Limited and RAS Telecom Limited, a provider of in cloud-based outbound and blended contact center solutions.

See Note 13 for further discussion.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, valuation of inventories, income and sales tax, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and equity that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

REVENUE RECOGNITION

Service and Product Revenue

The Company recognizes service revenue, mainly from subscription services to its cloud-based voice, call center, video and collaboration solutions, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. The Company defers recognition of service revenues in instances when cash receipts are received before services are delivered and recognizes deferred revenues ratably, over the course of the contract, as services are provided.

Under the terms of the Company's typical subscription agreements, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. The Company has determined that it has sufficient history of subscriber conduct to make a reasonable estimate of cancellations within the 30-day trial period. Therefore, the Company recognizes new subscriber revenue that is fixed or determinable and that is not contingent on future performance or future deliverables in the month in which the new order was shipped, net of an allowance for expected cancellations. The Company recognizes revenue from product sales, mainly 8x8 IP telephones, for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, the Company records shipments to distributors, retailers, channel partners, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on product sales to distributors, retailers, channel partners, and resellers until the products have been sold to the end-customer.

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

VSOE generally exists only when a Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  When VSOE cannot be established, the Company attempts to establish the selling price of deliverables based on relevant TPE. TPE is determined based on manufacturer's prices for similar deliverables when sold separately, when possible. As the Company has historically been unable to establish a selling price using VSOE or TPE, it uses a BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to:

  the price list established by its management which is typically based on general pricing practices and targeted gross margin of products and services sold; and
  analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

In accordance with the guidance of ASC 605-25, when the Company enters into revenue arrangements with multiple deliverables the Company allocates arrangement consideration, among the products and subscriber services based on their relative selling prices. Arrangement consideration allocated to the sold products that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized as product revenues during the period of the sale less the allowance for estimated returns during the 30-day trial period. Arrangement consideration allocated to subscriber services that is fixed or determinable and that is not contingent on future performance or future deliverables is recognized ratably as service revenues as the related services are provided, which is generally over the initial contract term.

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

The Company's investments are comprised of mutual funds, commercial paper, corporate debt, municipal securities, asset backed securities, mortgage backed securities, agency bonds, international government securities, certificates of deposit and money market funds. At March 31, 2017 and 2016, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of consolidated stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income in the consolidated statements of operations and computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of one major financial institution.

ACCOUNTS RECEIVABLE ALLOWANCE

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers.  Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or market. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an ongoing basis, the Company evaluates inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company's manufacturing facilities. If the Company's review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. If future demand or market conditions are different than the Company's current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Construction in progress primarily relates to costs to acquire or internally develop software for internal use not fully completed as of March 31, 2017.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, such as property and equipment, definite lived intangibles or capitalized software, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows. See Note 5 for further discussion on impairment charges incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested annually for impairment and more often if there is an indicator of impairment. The Company has determined that it has three reporting units, and allocates goodwill to the reporting units for the purposes of its annual impairment test.

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

RESEARCH, DEVELOPMENT AND SOFTWARE COSTS

Computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40), is capitalized during the application development stage. In accordance with authoritative guidance, the Company begins to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Once the project has been completed, these costs are amortized on a straight - line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. The Company classifies application development costs associated with the development of the Company's products and services as other long-term assets. The Company classifies application development costs associated with purchased software as property and equipment. See Note 6 for further details.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $9.5 million, $8.5 million and $6.8 million for the years ended March 31, 2017, 2016 and 2015, respectively.

FOREIGN CURRENCY TRANSLATION

The Company has determined that the functional currency of each of its foreign subsidiaries are the subsidiary's local currency. The Company believes this most appropriately reflects the current economic facts and circumstances of the Company's subsidiaries' operations. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity in the consolidated balance sheets.

BUSINESS SEGMENTS

The Company has two reportable segments, Americas and Europe. The Company's chief operating decision makers, the Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer, evaluate performance of the Company and makes decisions regarding allocation of resources based on geographical results (see Note 12).

CUSTOMER ACQUISITION COSTS

Customer acquisition costs are expensed as incurred and include the advertising, marketing, promotions, commissions, rebates and equipment subsidy costs associated with the Company's efforts to acquire new subscribers.

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

The Company sells its products to business customers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. At March 31, 2017 and 2016, no customer accounted for more than 10% of accounts receivable.

The Company purchases all of its hardware products from suppliers that manufacturer the hardware directly. The inability of any supplier to fulfill supply requirements of the Company could materially impact future operating results, financial position or cash flows.

The Company also relies primarily on third-party network service providers to provide telephone numbers and PSTN call termination and origination services for its customers. If these service providers failed to perform their obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock options, stock purchase rights, restricted stock units and restricted performance stock units granted under the 2006 Stock Plan, the 2003 Contactual Plan, the 2012 Equity Incentive Plan, the 2013 New Employee Inducement Incentive Plan and stock purchase rights under the 1996 Employee Stock Purchase Plan (collectively "Equity Compensation Plans") under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

To value option grants under the Equity Compensation Plans for stock-based compensation the Company used the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. The Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rates were based on the closing market bid yields of actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history and expectation of future dividend payout.

Compensation expense for stock-based payment awards is recognized using the straight-line single-option method and includes the impact of estimated forfeitures.

The Company issued restricted performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2017:

  These PSUs vest (1) 50% on September 22, 2018 and (2) 50% on September 27, 2019, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR) for each 1% of positive or negative relative TSR, and the number of shares earned will increase or decrease by 2% of the target numbers. In the event the Company's common stock performance is below negative 30%, relative to the benchmark, no shares will be issued.

The Company issued PSUs to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2016:

  These PSUs vest (1) 50% on September 22, 2017 and (2) 50% on September 27, 2018, in each case subject to performance of the Company's common stock relative to the Russell 2000 Index during the period from grant date through such vesting date. A 2x multiplier will be applied to the (TSR) for each 1% of positive or negative relative TSR, and the number of shares earned will increase or decrease by 2% of the target numbers. In the event 8x8's common stock performance is below negative 30%, relative to the benchmark, no shares will be issued.

The Company issued PSUs to a group of executives with vesting that is contingent on both market performance and continued service. For the market-based restricted performance stock units issued during the fiscal year ended March 31, 2015:

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due to foreign currency translation adjustments and unrealized gains or losses on investments classified as available-for-sale.

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

  the Company received a three-month rent holiday from rental payments;
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

In January 2016, the Company entered into a 48-month lease for additional office space near the Company's US headquarters. In April 2016, the lease was amended for actual move in date. Base rent begins at $105,628 and increases 3% each year thereafter. Future minimum annual lease payments under this lease is included in "Leases" in Note 8.

At March 31, 2017, total deferred rent included in other accrued liabilities and non-current liabilities was $1.1 million and $0.8 million, respectively. At March 31, 2016, total deferred rent included in other accrued liabilities and non-current liabilities was $0.3 million and $1.0 million, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements: Going Concern (Subtopic 205-40), this ASU provides guidance regarding management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. The amendment is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer's accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Therefore, the Company has prospectively adopted this new standard on April 1, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015 and 2016, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on April 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has preliminary selected the modified retrospective method as the transition method.

The Company is in the initial stages of the assessment of the impact of the new standard on the Company's accounting policies, processes and system requirements. The Company has assigned internal resources and engaged third-party service providers to assist with the assessment and implementation. The Company currently believes the most significant impact relates to the allocation of consideration in a contract between product and service performance obligations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides guidance for measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendment is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The update also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The update requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, stock-based compensation excess tax benefits or tax deficiencies will be reflected in the consolidated statement of operations within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. The amount of the impact to the provision for income taxes will depend on the difference between the market value of share-based awards at vesting or settlement and the grant date fair value. The amendment is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$29,122	$-	$-	$29,122	$29,122	$-
Level 1:
Money market funds	11,908	-	-	11,908	11,908	-
Mutual funds	2,000	-	(194)	1,806	-	1,806
Subtotal	43,030	-	(194)	42,836	41,030	1,806
Level 2:
Commercial paper	19,144	8	-	19,152	-	19,152
Corporate debt	83,995	61	(58)	83,998	-	83,998
Asset backed securities	26,906	4	(22)	26,888	-	26,888
Mortgage backed securities	116	-	(1)	115	-	115
Agency bond	2,000	-	-	2,000	-	2,000
Subtotal	132,161	73	(81)	132,153	-	132,153
Total assets	$175,191	$73	$(275)	$174,989	$41,030	$133,959
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2016	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$18,596	$-	$-	$18,596	$18,596	$-
Level 1:
Money market funds	14,980	-	-	14,980	14,980	-
Mutual funds	2,000	-	(187)	1,813	-	1,813
Subtotal	35,576	-	(187)	35,389	33,576	1,813
Level 2:
Commercial paper	6,794	2	-	6,796	-	6,796
Corporate debt	85,164	78	(28)	85,214	-	85,214
Municipal securities	1,007	-	(1)	1,006	-	1,006
Asset backed securities	24,614	7	(11)	24,610	-	24,610
Mortgage backed securities	2,045	-	(17)	2,028	-	2,028
Agency bond	6,805	1	-	6,806	-	6,806
International government securities	1,000	1	-	1,001	-	1,001
Subtotal	127,429	89	(57)	127,461	-	127,461
Total assets	$163,005	$89	$(244)	$162,850	$33,576	$129,274
Level 3:
Contingent consideration	$-	$-	$-	$341	$-	$-
Total liabilities	$-	$-	$-	$341	$-	$-

Contractual maturities of investments as of March 31, 2017 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$78,039
Due after one year	55,920
Total	$133,959

Contingent Consideration and Escrow Liability

The Company's contingent consideration liability and escrow liability, included in other accrued liabilities and noncurrent liabilities on the consolidated balance sheets, is associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal 2016. Amounts held in escrow were measured at fair value using present value computations at the time of acquisition. The contingent consideration was measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract milestones be reached. As there was no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the milestones to evaluate the fair value of the liability. As such, the contingent consideration is classified within Level 3 as described below.

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

	Years Ended March 31,
	2017	2016
Balance at beginning of period	$341	$-
Purchase price contingent consideration	-	541
Fair value adjustment	107	-
Contingent consideration payments	(300)	(200)
Balance at end of period	$148	$341

3. INVENTORIES

Components of inventories were as follows (in thousands):

	March 31,
	2017	2016
Work-in-process	$-	$76
Finished goods	908	444
	$908	$520

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,
	2017	2016
Computer equipment	$24,293	$18,277
Furniture and fixtures	1,411	1,067
Software	7,380	5,417
Leasehold improvements	5,579	3,667
Construction in progress	689	967
	39,352	29,395
Less: accumulated depreciation and amortization	(22,968)	(17,020)
	$16,384	$12,375

5. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2017			March 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$18,685	$(7,010)	$11,675	$18,640	$(4,622)	$14,018
Customer relationships	9,419	(6,187)	3,232	9,993	(4,847)	5,146
Trade names/domains	2,036	-	2,036	2,205	-	2,205
In-process research and development	95	-	95	95	-	95
Total acquired identifiable intangible assets	$30,235	$(13,197)	$17,038	$30,933	$(9,469)	$21,464

At March 31, 2017, annual amortization of definite lived intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2018	$3,854
2019	3,459
2020	3,009
2021	2,666
2022	1,701
Thereafter	218
Total	$14,907

Impairment of Long-Lived Assets

During the year ended March 31, 2017, the Company decided to discontinue a certain customer segment of its United Kingdom based platform-as-a-service (DXI PaaS) that was acquired in fiscal 2016 as part of the DXI acquisition. The Company evaluated long-lived assets related to the DXI reporting unit including the technology, customer relationships, and trade name intangible assets for impairment and determined that the assets were not impaired. However, the Company recorded an impairment charge equal to the remaining value of the impaired DXI PaaS customer relationship in the third fiscal quarter. The impairment recorded during the fiscal year was immaterial to the consolidated statements of operations. Revenues and net income (loss) from DXI PaaS were not material for all periods presented.

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

6. CAPITALIZED SOFTWARE COSTS

Capitalized software consisted of the following (in thousands):

Other Long-Term Assets
	March 31,
	2017	2016
Capitalized projects in service	$1,804	$-
Capitalized projects in process	6,461	2,753
Accumulated amortization	(588)	-
Total capitalized software costs	$7,677	$2,753

Application development stage costs capitalized during the year	$5,516	$2,095

Application development stage costs capitalized during the year in other long-term assets consists of cost related to both completed and in-process costs capitalized in accordance with ASC 350-40.

Property and Equipment
	March 31,
	2017	2016
Capitalized projects in service	$2,904	$1,183
Capitalized projects in process	689	967
Accumulated amortization	(871)	(250)
Total capitalized software costs	$2,722	$1,900

Application development stage costs capitalized during the year	$1,452	$756

Application development stage costs capitalized during the year in other property and equipment consists of cost related to both completed and in-process costs capitalized in accordance with ASC 350-40.

7. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance at March 31, 2015	$23,940	$12,947	$36,887
Additions due to acquisitions	1,789	10,125	11,914
Foreign currency translation	-	(1,381)	(1,381)
Balance at March 31, 2016	25,729	21,691	47,420
Additions due to acquisitions	1,580	-	1,580
Foreign currency translation	-	(2,864)	(2,864)
Balance at March 31, 2017	$27,309	$18,827	$46,136

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

Operating Leases

The Company's operating lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements, which expire on various dates from fiscal 2018 through fiscal 2026. The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019.

At March 31, 2017, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

Year ending March 31:
2018	$4,708
2019	5,596
2020	4,906
2021	2,435
2022 and Thereafter	6,908
Total	$24,553

Rent expense for the years ended March 31, 2017, 2016 and 2015 was $5.1 million, $2.1 million and $1.8 million, respectively.

Capital Leases

The Company has non-cancelable capital lease agreements for office and computer equipment bearing interest at various rates. At March 31, 2017, future minimum annual lease payments under non-cancelable capital leases were as follows (in thousands):

Year ending March 31:
2018	$981
2019	681
2020	169
2021	5
2022	5
Total minimum payments	1,841
Less: Amount representing interest	(116)
1,725
Less: Short-term portion of capital lease obligations	(918)
Long-term portion of capital lease obligations	$807

Capital leases included in computer and office equipment were approximately $2.7 million and $1.6 million at March 31, 2017 and 2016, respectively. Total accumulated amortization was approximately $1.0 million and $0.1 million at March 31, 2017 and 2016, respectively.

Minimum Third-Party Customer Support Commitments

In the third quarter of 2010, the Company amended its contract with one of its third-party customer support vendors containing a minimum monthly commitment of approximately $0.4 million effective April 1, 2010. As the agreement requires a 150-day notice to terminate, the total remaining obligation under the contract was $2.2 million at March 31, 2017.

Minimum Third-Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third-party network service which expire on various dates in fiscal 2017 through 2018. At March 31, 2017, future minimum annual payments under these third-party network service contracts were as follows (in thousands):

Year ending March 31:
2018	$1,364
2019	133
2020	8
Total minimum payments	$1,505

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

On February 22, 2011, the Company was named a defendant in Bear Creek Technologies, Inc. (BCT) v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware (the Delaware Court), along with 20 other defendants.  Collectively this patent litigation is referred to as In re Bear Creek Technologies, Inc.  (MDL No.: 2344).  In August 2011, the suit was dismissed without prejudice but then refiled in the Delaware Court against the Company. On November 28, 2012, the U.S. Patent and Trademark Office ("USPTO") initiated a Reexamination Proceeding through which the claims of the patent asserted against the Company were found to be invalid based on four separate grounds. During the Reexamination Proceeding, the Delaware Court granted the Company's motion to stay the proceeding (July 17, 2013) and administratively closed the case on May 5, 2015 with leave to reopen if needed.  The outcome of the Reexamination Proceeding was first appealed to the USPTO Patent Trial and Appeal Board which affirmed the invalidity bases of all claims in a Decision dated Dec. 29, 2015 ("the Board Decision").  The Board Decision was then appealed to the United States Court of Appeals for the Federal Circuit ("Federal Circuit"), which also affirmed the invalidity bases of all claims as the Federal Circuit noted in a Judgment dated March 15, 2017.  On April 21, 2017, the Federal Circuit issued a Mandate, which formally concluded the appeal and, absent any unforeseen circumstances, formally ended the Federal Circuit's jurisdiction of this matter, thereby for effecting finality of the Delaware Court's May 5, 2015 decision.

On November 14, 2016, the Company was named as a defendant in Serenitiva LLC v. 8x8, Inc., filed in U.S. District Court for the E.D. of Texas (Civil Action No. 6:16-cv-1290). Plaintiff Serenitiva sued the Company based on alleged infringement of U.S. Patent No. 6,865,268 concerning alleged activities involving the Company's Virtual Contact Center Agent Console (Plaintiff Serenitiva sued nine other defendants, concurrently, based on the same patent). Pursuant to an agreement executed by both parties in mid-April 2017, the Company settled the suit prior to answering the complaint under the terms of a settlement agreement between us and the plaintiff. Under the terms of a settlement agreement between the plaintiff and the Company, 8x8 agreed to pay plaintiff an amount that was not material to our business, and the Company was granted a limited license to the patent. A Joint Motion to Dismiss was filed April 20, 2017, and an Order of Dismissal With Prejudice should be forthcoming from the Court.

On December 2, 2016, the Company was named as a defendant in Paluxy Messaging LLC v. 8x8, Inc., filed in U.S. District Court for the E.D. of Texas, Tyler Division (Civil Action No. 6:16-cv-1346). Plaintiff Paluxy Messaging LLC sued the Company based on alleged infringement U.S. Patent No. 8,411,829 concerning alleged activities involving the Company's voicemail system (Plaintiff Paluxy Messaging sued seven other defendants, concurrently, based on the same patent). Based on the Company's subscription to certain patent risk management services, the Company settled the suit without needing to answer the complaint. Under the terms of a settlement agreement between the plaintiff and the Company, 8x8 agreed to pay plaintiff an amount that was not material to our business, and we were granted a limited license to the patent. An Order of Dismissal With Prejudice was issued March 13, 2017.

On April 16, 2015, the Company was named as a defendant in a lawsuit, Slocumb Law Firm v. 8x8, Inc., filed in the United States District Court for the Middle District of Alabama. The Slocumb Law Firm has alleged that it purchased certain business services from the Company that did not perform as advertised or expected, and has asserted various causes of actions including fraud, breach of contract, violations of the Alabama Deceptive Trade Practices Act and negligence. On June 10, 2015, the United States Magistrate Judge issued a Report and Recommendation that the Court grant the Company's motion to stay the case and compel the Slocumb Law Firm to arbitrate its claims in Santa Clara County, California pursuant to a clause mandating arbitration of disputes set forth in the terms and conditions to which Slocumb Law Firm agreed in connection with its purchase of business services from the Company The Court closed this case administratively when it granted the Company's motion to compel arbitration. Under the Company's standard business terms and conditions, as of March 31, 2017, the period to initiate arbitration has lapsed.

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

For the fiscal year ended March 31, 2017, the City of San Francisco levied an assessment for utility taxes against the Company. The Company plans to vigorously appeal the assessment. Based on historical experience of the Company, management has determined the probable loss relating to this exposure to be approximately $0.5 million. Although the outcome cannot be predicted, the estimated reasonable additional loss is between $0 to $0.5 million.

9. STOCKHOLDERS' EQUITY

2006 Stock Plan

In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan").  The Company's stockholders subsequently adopted the 2006 Plan in September 2006, and became effective in October 2006.  The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan. As of March 31, 2017, there are no shares available for future grants under the 2006 Plan.  The 2006 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expired in May 2016.

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

2012 Equity Incentive Plan

In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan").  The Company's stockholders subsequently adopted the 2012 Plan in July 2012, and became effective in August 2012.  The Company reserved 4,100,000 shares of the Company's common stock for issuance under this plan. In August 2014 and 2016, the 2012 Plan was amended to allow for an additional 6,800,000 and 4,500,000 shares reserved for issuance, respectively. As of March 31, 2017, 4,060,411 shares remained available under the 2012 Plan.  The 2012 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock and restricted stock units generally vest over four years and expire ten years after grant. The 2012 Plan expires in June 2022.

2013 New Employee Inducement Incentive Plan

In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan ("2013 Plan").  The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In November 2014, the 2013 Plan was amended to allow for an additional 1,200,000 shares reserved for issuance. In July 2015, the Plan was amended to allow for an additional 1,200,000 shares reserved for issuance. In connection with its approval of the August 2016 amendments to the 2012 Plan, the Board of Directors has approved the suspension of future grants under the 2013 Plan, which became effective immediately upon stockholder approval of the proposed 2012 Plan amendments in August 2016. In addition, the 2013 Plan was amended to reduce the number of shares reserved for issuance under the 2013 Plan to the number of shares that are then subject to outstanding awards under the 2013 Plan, leaving no shares available for future grant.  The 2013 Plan provided for granting non-statutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options were granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Options generally expire ten years after grant.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2017	2016	2015
Cost of service revenue	$1,732	$1,159	$692
Cost of product revenue	-	-	-
Research and development	3,762	2,914	1,495
Sales and marketing	8,832	6,133	3,748
General and administrative	7,136	6,128	3,412
Total	$21,462	$16,334	$9,347

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans since March 31, 2014, is summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Shares	Per Share
Outstanding at March 31, 2014	6,002,382	$4.14
Granted	1,110,466	7.29
Exercised	(1,326,385)	1.87
Canceled/Forfeited	(458,556)	6.06
Outstanding at March 31, 2015	5,327,907	5.19
Granted	723,776	8.63
Exercised	(1,162,175)	2.56
Canceled/Forfeited	(96,242)	8.06
Outstanding at March 31, 2016	4,793,266	6.29
Granted	407,392	14.63
Exercised	(603,998)	2.34
Canceled/Forfeited	(134,248)	8.41
Outstanding at March 31, 2017	4,462,412	$7.52

Vested and expected to vest at March 31, 2017	4,462,412	$7.52
Exercisable at March 31, 2017	3,191,879	$6.47

Stock Purchase Right activity since March 31, 2014 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2014	489,627	$4.83	1.93
Granted	31,432	7.88
Vested	(223,360)	3.98
Forfeited	(73,864)	5.39
Balance at March 31, 2015	223,835	5.92	1.50
Granted	-	-
Vested	(115,789)	5.32
Forfeited	(25,875)	7.40
Balance at March 31, 2016	82,171	6.30	0.76
Granted	-	-
Vested	(69,426)	6.00
Forfeited	(1,375)	6.72
Balance at March 31, 2017	11,370	$8.10	1.09

Restricted Stock Unit activity since March 31, 2014 is summarized as follows:

		Weighted	Weighted Average
	Number of	Average Grant	Remaining Contractual
	Shares	Date Fair Value	Term (in Years)
Balance at March 31, 2014	1,134,856	$9.00	2.00
Granted	1,965,786	6.68
Vested	(187,788)	9.54
Forfeited	(214,168)	8.30
Balance at March 31, 2015	2,698,686	7.33	1.88
Granted	2,681,997	8.78
Vested	(589,788)	7.79
Forfeited	(246,096)	8.15
Balance at March 31, 2016	4,544,799	8.08	1.67
Granted	2,491,877	15.15
Vested	(1,600,831)	7.89
Forfeited	(496,795)	9.56
Balance at March 31, 2017	4,939,050	$11.57	2.47

Significant option groups outstanding at March 31, 2017 and related weighted average exercise price, contractual life, and aggregate intrinsic value information for 8x8, Inc.'s stock option plans are as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Exercise	Remaining	Aggregate		Exercise	Aggregate
		Price	Contractual	Intrinsic		Price	Intrinsic
	Shares	Per Share	Life (Years)	Value	Shares	Per Share	Value
$ 0.55 to $ 4.60	912,189	$1.91	2.0	$12,168,894	912,189	$1.91	$12,168,894
$ 5.87 to $ 6.86	1,139,300	$6.48	6.7	9,996,307	863,274	$6.35	7,680,449
$ 7.52 to $ 9.21	920,268	$8.43	7.4	6,277,429	503,564	$8.47	3,414,760
$ 9.35 to $ 10.50	904,935	$9.73	6.6	4,998,813	758,640	$9.71	4,206,928
$ 10.86 to $ 15.40	585,720	$13.48	8.8	1,043,018	154,212	$11.68	551,242
	4,462,412			$34,484,461	3,191,879		$28,022,273

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on March 31, 2017 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2017.

The total intrinsic value of options exercised in the years ended March 31, 2017, 2016 and 2015 was $7.2 million, $9.2 million and $8.1 million, respectively. As of March 31, 2017, there was $48.5 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of 2.05 years.

Unamortized stock-based compensation expense related to shares issued as part of the DXI acquisition (see Note 13) was approximately $1.3 million, which will be recognized over a weighted average period of 2.17 years.

Cash received from option exercises and purchases of shares under the Equity Compensation Plans for the years ended March 31, 2017, 2016 and 2015 were $5.1 million, $4.8 million and $4.5 million, respectively. The total tax benefit attributable to stock options exercised in the year ended March 31, 2017, 2016 and 2015 was $0.5 million, $0.2 million and $0.2 million, respectively.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. During fiscal 2017, 2016 and 2015, approximately 0.3 million, 0.4 million, and 0.3 million shares, respectively, were issued under the Employee Stock Purchase Plan. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until August 2017.

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

As of March 31, 2017, there were approximately $0.8 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2017	2016	2015
Expected volatility	44%	53%	61%
Expected dividend yield	-	-	-
Risk-free interest rate	1.1% to 2.2%	1.5% to 1.8%	1.4% to 1.9%
Weighted average expected option term	4.9 years	5.4 years	6.0 years

Weighted average fair value of options granted	$5.74	$4.17	$4.14

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2017	2016	2015
Expected volatility	37%	43%	49%
Expected dividend yield	-	-	-
Risk-free interest rate	0.65%	0.39%	0.12%
Weighted average expected rights term	0.75 years	0.83 years	0.80 years

Weighted average fair value of rights granted	$4.19	$3.25	$2.52

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

The stock repurchase activity as of March 31, 2017 is summarized as follows:

			Weighted
			Average
	Shares		Price	Amount
	Repurchased		Per Share	Repurchased(1)
Balance as of March 31, 2015	2,488,215		7.38	$19,200,393
Repurchase of common stock under 2015 Repurchase Plan	1,392,135		8.02	11,164,329
Balance as of March 31, 2016	3,880,350	$		$30,364,722
Repurchase of common stock under 2015 Repurchase Plan	-			-
Balance as of March 31, 2017	3,880,350	$		$30,364,722

(1) Amount excludes commission fees.

The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the period of repurchase.

In fiscal 2017, 2016 and 2015, the Company also withheld 289,899, 30,702, and 15,053 shares, respectively, shares related to tax withholdings on restricted stock awards with a total price of $3.0 million, $0.5 million, and $0.1 million, respectively.

10. INCOME TAXES

For the years ended March 31, 2017, 2016 and 2015, the Company recorded a (benefit) provision for income taxes of approximately ($0.1) million, ($0.8) million and $2.8 million, respectively. The components of the consolidated (benefit) provision for income taxes for fiscal 2017, 2016 and 2015 consisted of the following (in thousands):

	March 31,
Current:	2017	2016	2015
Federal	$(7)	$97	$92
State	588	551	457
Foreign	112	71	1
Total current tax provision	693	719	550

Deferred:
Federal	1,506	95	2,602
State	(1,095)	(854)	(363)
Foreign	(1,230)	(807)	-
Total deferred tax (benefit) provision	(819)	(1,566)	2,239
Income tax (benefit) provision	$(126)	$(847)	$2,789

The Company's income (loss) from continuing operations before income taxes included ($8.4) million, ($6.9) million and ($3.5) million of foreign subsidiary loss for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries. The Company intends to reinvest these profits in expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.

Upon adoption of ASU 2015-17 in fiscal 2017, the Company classifies all deferred tax assets or deferred tax liabilities as long-term. Deferred tax assets and (liabilities) were comprised of the following (in thousands):

	March 31,
Current deferred tax assets	2017	2016
Net operating loss carryforwards	$-	$2,739
Inventory valuation	-	14
Reserves and allowances	-	2,740
Net current deferred tax assets	-	5,493

Net operating loss carryforwards	36,427	38,449
Research and development and other credit carryforwards	8,614	7,106
Stock-based compensation	6,942	5,577
Reserves and allowances	3,266	-
Fixed assets and intangibles	(3,688)	(6,160)
Net non-current deferred tax assets	51,561	44,972
Valuation allowance	(2,934)	(3,760)
Total	$48,627	$46,705

As of March 31, 2017, and 2016, management assessed the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. At March 31, 2017, management evaluated the need for a valuation allowance and determined that a valuation allowance of approximately $2.9 million was needed compared with approximately $3.8 million as of March 31, 2016. The net change in the valuation allowance for the years ended March 31, 2017 and 2016 was a decrease of $0.8 million and $1.1 million, respectively.

At March 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $141.7 million and $23.2 million, respectively, which expire at various dates between 2018 and 2037. The net operating loss carryforwards include approximately $60.9 million in excess tax benefits resulting from employee exercises of non- qualified stock options or disqualifying dispositions of incentive stock options, the tax benefits of which, when realized, will be accounted for as an addition to additional paid-in capital rather than as a reduction of the provision for income taxes. In addition, at March 31, 2017, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $5.6 million and $7.3 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2021 and 2037, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory U.S. federal income tax rate of 34% is as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Tax provision at statutory rate	$(1,652)	$(2,029)	$1,599
State income taxes before valuation allowance,
net of federal effect	108	9	269
Foreign tax rate differential	885	(769)	-
Research and development credits	(1,484)	(1,253)	(725)
Change in valuation allowance	(287)	(1,555)	(1,480)
Compensation/option differences	(246)	(471)	(331)
Non-deductible compensation	1,079	944	746
Acquisition costs	54	230	-
Expiring CA NOLs	-	1,626	1,484
Foreign loss not benefited	780	2,342	1,192
Other	637	79	35
Total income tax provision	$(126)	$(847)	$2,789

For the years ended March 31, 2017, 2016 and 2015, the Company realized excess tax benefits as a result of stock option exercises and stock award settlements of $0.5 million, $0.2 million and $0.1 million, respectively, that were recorded to additional paid-in capital.

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

	Unrecognized Tax Benefits
	2017	2016	2015
Balance at beginning of year	$2,881	$2,420	$2,165
Gross increase - tax positions in prior period	-	82	27
Gross decreases - tax positions in prior period	-	-	-
Gross increases - tax positions related to the current year	450	379	228
Balance at end of year	$3,331	$2,881	$2,420

At March 31, 2017, the company had a liability for unrecognized tax benefits of $3.3 million, all of which, if recognized, would decrease the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The tax years fiscal 1998 through fiscal 2017 generally remain subject to examination by federal and most state tax authorities.

The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal year ended March 31, 2017, 2016 and 2015, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

11. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Years Ended March 31,
	2017	2016	2015
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss) available to common stockholders	$(4,751)	$(5,120)	$1,926

Denominator:
Common shares	90,340	88,477	89,071

Denominator for basic calculation	90,340	88,477	89,071
Employee stock options	-	-	2,088
Employee restricted purchase rights	-	-	493
Denominator for diluted calculation	90,340	88,477	91,652

Net income (loss) per share:
Basic	$(0.05)	$(0.06)	$0.02
Diluted	$(0.05)	$(0.06)	$0.02

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Years Ended March 31,
	2017	2016	2015
Common stock options	4,462	4,793	1,812
Stock purchase rights	4,950	4,628	57
	9,412	9,421	1,869

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

The following tables set forth the segment and geographic information for each period (in thousands):

	Total Revenue for the Years Ended March 31,
	2017	2016	2015
Americas (principally US)	$227,914	$185,241	$150,764
Europe (principally UK)	25,474	24,095	11,649
	$253,388	$209,336	$162,413

Revenue is based upon the destination of shipments and the customers' service address. In fiscal 2017, 2016 and 2015 intersegment revenues of approximately $4.9 million, $1.0 million and $0, respectively, were eliminated in consolidation, and have been excluded from the table above.

	Total Depreciation and Amortization for the Years Ended March 31,
	2017	2016	2015
Americas (principally US)	$6,842	$5,776	$4,739
Europe (principally UK)	3,595	3,231	1,374
	$10,437	$9,007	$6,113

	Total Net Income (Loss) for the Years Ended March 31,
	2017	2016	2015
Americas (principally US)	$2,557	$940	$5,433
Europe (principally UK)	(7,308)	(6,060)	(3,507)
	$(4,751)	$(5,120)	$1,926

	March 31,
	2017		2016
	Total Assets	Property and Equipment, net	Total Assets	Property and Equipment, net
Americas (principally US)	$284,011	$11,803	$261,886	$9,733
Europe (principally UK)	49,844	4,581	51,566	2,642
	$333,855	$16,384	$313,452	$12,375

13. ACQUISITIONS

LeChat, Inc.

On January 5, 2017, the Company entered into an Agreement and Plan of Merger (the "Agreement") with the preferred and common shareholders LeChat Inc. (LeChat) for the purchase of all the outstanding preferred and common shares of LeChat. The transaction closed on January 6, 2017. The total aggregate purchase price was $3.1 million, consisting of approximately $2.4 million paid to the preferred shareholders at closing, $0.2 million paid to the common shareholders at closing, and approximately $0.5 million in cash deposited into escrow to be held for two years as security against indemnity claims made by the Company after the closing date.

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed was recorded as goodwill. The amount of goodwill recognized was primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite-lived intangible asset consisted of developed technology, with an estimated weighted-average useful life of two years. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using a cost approach method. Intangible assets are amortized on a straight-line basis.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair Value
Assets acquired:
Cash	$231
Intangible assets	1,200
Other non-current assets	428
Total assets acquired	1,859
Liabilities assumed:
Current liabilities	(324)
Total liabilities assumed	(324)
Net identifiable assets acquired	1,535
Goodwill	1,580
Total consideration transferred	$3,115

None of the goodwill recognized is expected to be deductible for income tax purposes.

Revenue from LeChat from the date of acquisition to March 31, 2017 was immaterial. Total acquisition related costs were immaterial. Pro forma information has not been presented as the impact to the Company's Consolidated Financial Statements was not material.

DXI Group Limited

On May 26, 2015, the Company entered into a share purchase agreement with the shareholders of DXI Limited, and its wholly owned subsidiaries, (collectively DXI) for the purchase of the entire share capital of DXI. The transaction closed effective May 29, 2015. The total aggregate purchase price was approximately $22.5 million, consisting of $18.7 million in cash paid to the DXI shareholders at closing, and $3.8 million in cash deposited into escrow to be held for two years as security against indemnity claims made by the Company after the closing date. The cash escrow is to be released in annual installments over two years.

The Company recorded the acquired tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite-lived intangible assets consist of the following: customer relationships, with an estimated weighted-average useful life of two and five years; and developed technology, with an estimated weighted-average useful life of six years. The indefinite lived intangible asset consisted of a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using income approach methods. Intangible assets are amortized on a straight-line basis.

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

The Company recorded the acquired identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the aggregate fair values of the assets acquired and liabilities assumed is recorded as goodwill. The amount of goodwill recognized is primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce of the acquired business. The finite-lived intangible assets consist of the following: customer relationships, with an estimated weighted-average useful life of five years; and developed technology, with an estimated weighted-average useful life of six years. The indefinite lived intangible asset consisted of in-process research and development and a tradename. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management using income approach methods. Intangible assets are amortized on a straight-line basis.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair Value
Assets acquired:
Intangible assets	$1,100
Goodwill	1,789
Total consideration transferred	$2,889

QSC's contributions to revenue and income for the period from the date of acquisition to March 31, 2016 were not material. Total acquisition related costs were approximately $0.1 million, which were included in general and administrative expenses. The Company determined that the acquisition was not deemed to be a material business combination and it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information of QSC. Inclusion of such information would require the Company to make estimates and assumptions regarding QSC's historical financial results that the Company believes may ultimately prove inaccurate.

In the fourth quarter of fiscal 2016, the Company updated its analysis of the valuation of the assets and liabilities acquired, which resulted in an increase of approximately $0.1million to goodwill, and a decrease in intangible assets of approximately $0.1 million compared with what was recorded for the third quarter of fiscal 2016. The impact of the change in preliminary values on the first quarter of fiscal 2016 statement of operations was not material. Therefore, no measurement period adjustment was required.

14. EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

In April 1991, the Company adopted a 401(k) savings plan (the "Savings Plan") covering substantially all of its U.S. employees. Eligible employees may contribute to the Savings Plan from their compensation up to the maximum allowed by the Internal Revenue Service. In January 2007, the Company reactivated the employer matching contribution. The matching contribution is 100% of each employee's contributions up to $1,500, then 50% of the employee's contributions, not to exceed $3,000 per annum, in aggregate. The matching expense in 2017, 2016 and 2015 was $1.6 million, $0.9 million and $0.7 million, respectively. The Savings Plan does not allow employee contributions to be invested in the Company's common stock.

15. PATENT SALE

In June 2012, the Company entered into a patent purchase agreement and sold a family of patents to a third party for approximately $12.0 million plus a future payment of up to a maximum of $3.0 million based on future license agreements entered into by the third-party purchaser. In August 2014 and February 2013, the third-party entered into two separate license agreements with its customers; therefore, the Company earned an additional $1.0 million each under the patent purchase agreement for fiscal 2015 and 2013. Under the terms and conditions of the patent purchase agreement, the Company has retained certain limited rights to continue to use the patents. The patent purchase agreement contains representations and warranties customary for transactions of this type.

16. SUBSEQUENT EVENTS

In May 2015, the Company had entered into a share purchase agreement with the shareholders of DXI Limited which included cash deposited into escrow to be held for two years as security against indemnity claims made by the Company after the closing date. In April 2017, the Company agreed with the shareholders of DXI Limited to return approximately $1.4 million to the Company and release the remaining funds held in escrow to the shareholders. The Company recorded a gain in the amount of this release of approximately $1.4 million in the first quarter of fiscal 2018.

17. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data amounts:

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2017	2016	2016	2016	2016	2015	2015	2015
Service revenue	$62,654	$60,149	$57,717	$55,296	$52,174	$48,948	$46,951	$44,168
Product revenue	3,834	3,527	5,466	4,745	5,160	4,220	3,991	3,724
Total revenue	66,488	63,676	63,183	60,041	57,334	53,168	50,942	47,892
Operating expenses:
Cost of service revenue	10,803	10,525	10,837	10,235	9,720	9,713	9,186	8,459
Cost of product revenue	4,187	4,240	5,782	5,505	6,103	5,087	4,596	4,382
Research and development	7,142	7,095	6,505	6,710	6,110	6,404	6,446	5,080
Sales and marketing	38,228	35,667	33,691	31,691	31,240	27,585	26,730	23,824
General, and administrative	9,814	7,852	6,747	6,801	7,132	6,888	5,657	6,068
Total operating expenses	70,174	65,379	63,562	60,942	60,305	55,677	52,615	47,813
Income (loss) from operations	(3,686)	(1,703)	(379)	(901)	(2,971)	(2,509)	(1,673)	79
Other income, net	583	408	391	410	397	272	204	234
Income (loss) from
operations before provision
(benefit) for income taxes	(3,103)	(1,295)	12	(491)	(2,574)	(2,237)	(1,469)	313
Provision (benefit) for
income taxes	(178)	30	(15)	37	(1,498)	(557)	423	785
Net income (loss)	$(2,925)	$(1,325)	$27	$(528)	$(1,076)	$(1,680)	$(1,892)	$(472)

Net income (loss) per share:
Basic	$(0.03)	$(0.01)	$0.00	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.01)	$0.00	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)

Shares used in per share calculations:
Basic	91,175	90,774	89,987	89,434	88,888	88,289	88,557	88,233
Diluted	91,175	90,774	93,447	89,434	88,888	88,289	88,557	88,233

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2017.

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

ITEM 9B. OTHER INFORMATION

On May 22, 2017, the compensation committee of our board of directors approved an amendment to the Management Incentive Bonus Plan, or MIP, that will permit the Committee, in its discretion, to approve quarterly and annual award payments to MIP participants based on the successful completion of approved individual objectives, our performance against predetermined metrics, or some combination of both. Previously, the MIP provided that quarterly awards would be payable based only on our performance in meeting specific quarterly targets. All our executive officers, along with other management level employees as approved by the compensation committee, participate in the MIP for each fiscal year.

On May 23, 2017, the Company entered into a share repurchase program authorized by the Company's board of directors for the purpose of repurchasing up to $25 million of the Company's outstanding shares of common stock. Repurchases of shares under the program will be made pursuant to a pre-arranged Rule 10b5-1 share repurchase plan, under which transactions would be effected in accordance with specified price, volume and timing conditions. A plan under Rule 10b5-1 of the Securities Exchange Act of 1934 allows a company to repurchase shares at times when it otherwise might be prevented from doing so under insider trading laws or due to self-imposed trading blackout periods. Because repurchases under a Rule 10b5-1 share repurchase plan are subject to specified parameters, there can be no assurance regarding the number of shares, if any, that will be repurchased pursuant to the plan, and the Company may discontinue repurchases and terminate the plan at any time.

If $25 million of shares are not purchased through the Rule 10b5-1 share repurchase plan, after the termination of that plan, the Company may from time to time purchase shares of its common stock, up to the $25 million aggregate authorization, through open market and privately negotiated transactions or through additional Rule 10b5-1 share repurchase plans, with the timing and amount of any such purchases or additional plans to be determined by the Company's management based on its evaluation of market conditions and other factors.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on or about August 10, 2017, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on or about August 10, 2017, which information is incorporated into this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on or about August 10, 2017, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 8 STOCKHOLDERS' EQUITY."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on or about August 10, 2017, which information is incorporated into this Annual Report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on or about August 10, 2017, which information is incorporated into this Annual Report by reference.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions		Balance
	Beginning	Charged to		at End
Description	of Year	Expenses	Deductions (a)	of Year
Total Allowance for Doubtful Accounts:
Year ended March 31, 2015:	$466	$279	$(329)	$416
Year ended March 31, 2016:	$416	$509	$(339)	$586
Year ended March 31, 2017:	$586	$941	$(573)	$954

(a) The deductions related to allowance for doubtful accounts represent accounts receivable which are written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 30, 2017.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ VIKRAM VERMA Vikram Verma	Chief Executive Officer (Principal Executive Officer)	May 30, 2017
/s/ MARY ELLEN GENOVESE Mary Ellen Genovese	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 30, 2017
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Technology Officer	May 30, 2017
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 30, 2017
/s/ ERIC SALZMAN Eric Salzman	Director	May 30, 2017
/s/ IAN POTTER Ian Potter	Director	May 30, 2017
/s/ JASWINDER PAL SINGH Jaswinder Pal Singh	Director	May 30, 2017
/s/ VLADIMIR JACIMOVIC Vladimir Jacimovic	Director	May 30, 2017

8X8, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1 (x)	Restated Certificate of Incorporation of Registrant, dated August 22, 2012
3.2 (a)	Bylaws of Registrant
10.1 (b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2 (c)*	Employment Agreement dated September 9, 2013 between the Company and Vikram Verma
10.4 **	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement
10.6 (h)	Employment Agreement dated September 9, 2013 between the Company and Darren Hakeman
10.7 (i)*	2006 Stock Plan, as amended
10.8 (j)*	Severance Agreement and General Release
10.9 (k)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan
10.10 (l)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan
10.11	Reserved
10.12 (m)	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC
10.13 (n)	Reserved
10.14 (o)	Reserved
10.15	Reserved
10.16(p)*	Annual Executive Incentive Plan.
10.17(q)*	Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.18(q)*	Form of Stock Option Agreement under the Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.19(r)*	Amended and Restated 2012 Equity Incentive Plan
10.20(s)*	Form of Stock Option Agreement under the Amended and Restated 2012 Equity Incentive Plan
10.21(s)*	Notice of Grant of Restricted Stock Unit Award and Agreement under the 2012 Equity Incentive Plan
10.22**	Second Amended and Restated Management Incentive Bonus Plan
10.23(u)	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan
10.24(u)	Form of Stock Option Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.25(u)	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.23(v)	Share Purchase Agreement, dated November 11, 2013, by and among 8x8 UK Investments Limited and 8x8, Inc. and the material sellers and the material option holders and Voicenet Solutions Limited
10.27(w)*	Employment Agreement dated October 6, 2014 between the Company and Mary Ellen Genovese
10.28(y)*	Employment Agreement dated January 7, 2015 between the Company and Puneet Arora
10.29(z)	Executive Change-in-Control and Severance policy
10.30(aa)*	Amended Employment Agreement dated July 31, 2015 between the Company and Vikram Verma
10.31(bb)	Form of Indemnification Agreement for Directors and Certain Officers
10.32(cc)	Standard Form Office Lease, dated for reference purposes only as of January 20, 2016, by and between MNCVAD-Seagate 2665 North First LLC, and the Company
10.33(dd)	Lease dated June 22, 2016, between Registrant and One Commercial Street Management Company Limited
10.34**	Employment Agreement dated May 15, 2017 between the Company and Rani Hublou

21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 83)
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________

* Indicates management contract or compensatory plan or arrangement.
**Filed herewith.

(a)	Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K filed October 23, 2013 (File No. 000-21783).
(b)	Incorporated by reference to the same numbered exhibits to the Registrant's Registration Statement on Form S-1 Commission (File No. 333-15627) as amended, declared effective July 1, 1997.
(c)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783).
(d)	Reserved.
(e)	Reserved.
(f)	Reserved.
(g)	Reserved.
(h)	Incorporated by reference to exhibit 10.6 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783)
(i)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(j)	Incorporated by reference to exhibit 10.8 to the Registrant's Form 8-K filed November 5, 2013 (File No. 000-21783)
(k)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).
(l)	Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(m)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 24, 2012 (File no. 000-21783).
(n)	Reserved
(o)	Reserved
(p)	Incorporated by reference to exhibit 10.15 to the Registrant's Form 10-Q filed July 22, 2011 (File No. 000-21783).
(q)	Incorporated by reference to exhibit 10.16 and 10.17 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).
(r)	Incorporated by reference to exhibit 10.19 to the Registrant's Form S-8 filed August 09, 2016 (File No. 333-213032).
(s)	Incorporated by reference to exhibit 10.20 and 10.21 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(t)	Reserved

(u)	Incorporated by reference to exhibit 10.23, 10.24 and 10.25 to the Registrant's Form S-8 filed September 10, 2013 (File No. 333-191080).
(v)	Incorporated by reference to exhibit 2.2 to the Registrant's Form 8-K filed November 13, 2013 (File no. 000-21783).
(w)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed October 22, 2014 (File no. 000-21783).
(x)	Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-K filed May 28, 2013 (File No. 000-21783).
(y)	Incorporated by reference to exhibit 10.28 to the Registrant's Form 10-K filed May 29, 2015 (File No. 000-21783).
(z)	Incorporated by reference to exhibit 3.2 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).
(aa)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).
(bb)	Incorporated by reference to exhibit 10.3 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).
(cc)	Incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K filed May 31, 2016 (File No. 000-21783).
(dd)	Incorporated by reference to exhibit 10.33 to the Registrant's Form 10-Q filed July 29, 2016 (File No. 000-21783).