Form 10-Q
period 2017-06-30
8X8 INC /DE/
filed 2017-08-03
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

      The number of shares of the Registrant's Common Stock outstanding as of July 26, 2017 was 91,828,699.

FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$53,175	$41,030
Short-term investments	124,630	133,959
Accounts receivable, net	14,478	14,264
Other current assets	9,818	8,101
Total current assets	202,101	197,354
Property and equipment, net	26,973	24,061
Intangible assets, net	15,950	17,038
Goodwill	46,926	46,136
Non-current deferred income taxes	67,764	48,859
Other assets	432	407
Total assets	$360,146	$333,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,512	$18,631
Accrued compensation	12,203	11,508
Accrued taxes	6,730	5,354
Deferred revenue	2,116	2,144
Other accrued liabilities	4,864	5,707
Total current liabilities	46,425	43,344

Non-current liabilities	1,904	1,910
Total liabilities	48,329	45,254

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock	91	91
Additional paid-in capital	418,685	412,762
Accumulated other comprehensive loss	(7,824)	(9,642)
Accumulated deficit	(99,135)	(114,610)
Total stockholders' equity	311,817	288,601
Total liabilities and stockholders' equity	$360,146	$333,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2017	2016
Service revenue	$65,091	$55,296
Product revenue	4,007	4,745
Total revenue	69,098	60,041

Operating expenses:
Cost of service revenue	11,662	10,235
Cost of product revenue	4,884	5,505
Research and development	7,943	6,710
Sales and marketing	41,110	31,691
General and administrative	8,956	6,801
Total operating expenses	74,555	60,942
Loss from operations	(5,457)	(901)
Other income, net	2,052	410
Loss before provision (benefit) for income taxes	(3,405)	(491)
Provision (benefit) for income taxes	(1,236)	37
Net loss	$(2,169)	$(528)

Net loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average number of shares:
Basic	91,643	89,434
Diluted	91,643	89,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2017	2016
Net loss	$(2,169)	$(528)
Other comprehensive income (loss), net of tax
Unrealized gain on investments in securities	27	146
Foreign currency translation adjustment	1,791	(2,784)
Comprehensive loss	$(351)	$(3,166)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,169)	$(528)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,897	1,471
Amortization of intangible assets	1,522	960
Amortization of capitalized software	308	146
Stock-based compensation	6,351	5,051
Deferred income tax benefit	(1,492)	(44)
Gain on escrow settlement	(1,393)	-
Other	101	290
Changes in assets and liabilities:
Accounts receivable, net	(147)	(1,043)
Other current and noncurrent assets	(1,623)	(575)
Accounts payable and accruals	2,889	597
Deferred revenue	(61)	211
Net cash provided by operating activities	6,183	6,536

Cash flows from investing activities:
Purchases of property and equipment	(2,293)	(1,604)
Proceeds from escrow settlement	1,393	-
Cost of capitalized software	(2,122)	(707)
Proceeds from maturity of investments	25,450	17,025
Sales of investments - available for sale	5,252	15,324
Purchases of investments - available for sale	(21,327)	(42,625)
Net cash provided by (used in) investing activities	6,353	(12,587)

Cash flows from financing activities:
Capital lease payments	(351)	(182)
Payment of contingent consideration	-	(200)
Repurchase and withholding of common stock	(1,054)	(629)
Proceeds from issuance of common stock under employee stock plans	720	1,039
Net cash (used in) provided by financing activities	(685)	28

Effect of exchange rate changes on cash	294	(87)
Net increase (decrease) in cash and cash equivalents	12,145	(6,110)

Cash and cash equivalents at the beginning of the period	41,030	33,576
Cash and cash equivalents at the end of the period	$53,175	$27,466

Supplemental cash flow information
Income taxes paid	$69	$87
Interest paid	7	7
Property and equipment acquired under capital leases	765	-

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

BASIS OF PRESENTATION

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2018 refers to the fiscal year ended March 31, 2018).

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2017. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2017 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2017 and notes thereto included in the Company's fiscal 2017 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

RECLASSIFICATION

Certain software development costs capitalized in accordance with ASC 350-40, Internal Use Software (ASC 350-40), that were presented in other long-term assets in the Company's consolidated balance sheets as of March 31, 2017 are presented as property and equipment for the consolidated balance sheet as of June 30, 2017. Assets in the amount of $7.7 million, net of accumulated amortization, have been reclassified in the balance sheet as of March 31, 2017 to conform to the current period presentation. The reclassification had no impact on the Company's previously reported consolidated net income (loss), cash flows, or basic or diluted net income per share amounts. Total net capitalized software development costs were $12.5 million and $10.4 million as of June 30, 2017 and March 31, 2017.

Certain amounts previously reported within the Company's consolidated balance sheets and statements of cash flows have been reclassified to conform to the current period presentation. The reclassification had no impact on the Company's previously reported net loss, cash flows, or basic or diluted net loss per share amounts.

ACQUISITIONS

In May 2015, the Company entered into a share purchase agreement with the shareholders of DXI Limited for a purchase price of $22.5 million, consisting of $18.7 million in cash paid to the DXI shareholders at closing and $3.8 million in cash deposited into escrow to be held for two years as security against indemnity claims made by the Company after the closing date. During the fiscal quarter ended June 30, 2017, $1.4 million of the cash held in escrow was returned to the Company and the escrow fund was closed. Since the purchase accounting for the acquisition was finalized by March 31, 2016, the proceeds are realized as a gain and reported as other income in the consolidated statements of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on May 30, 2017, and there have been no changes to the Company's significant accounting policies during the three months ended June 30, 2017, except as described in the "Recently Adopted Accounting Pronouncements" section below.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Stock-based Payment Accounting, which simplified certain aspects of accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The following is the impact of the adoption on the Company's consolidated financial statements:

  In recording stock-based compensation expense, the ASU allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. The Company has elected to continue to include an estimate of forfeitures in its stock-based compensation expense. Therefore, there was no impact to the Company's consolidated financial statements.
  The ASU requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, the Company already included these cash flows in financing activities. Therefore, the adoption of this provision had no impact.
  The ASU requires previously unrecognized excess tax benefits from stock-based compensation to be recognized on a modified retrospective basis. Unrecognized tax benefits result when a deduction for stock-based compensation does not reduce taxes payable. The impact to deferred tax assets is disclosed in Note 7.
  The ASU also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity on either a retrospective or prospective basis. The Company has elected to apply this provision of the standard on a prospective basis.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the first-in-first-out or average cost method should measure inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard did not have a material impact to the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015 and 2016, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on April 1, 2018 and permits the use of either the retrospective or cumulative effect transition method. The Company has preliminary selected the modified retrospective method as the transition method.

The Company is in the initial stages of the assessment of the impact of the new standard on the Company's accounting policies, processes and system requirements. The Company has assigned internal resources and engaged third-party service providers to assist with the assessment and implementation. The Company currently believes the most significant impact relates to:

  The allocation of consideration in a contract between product and service performance obligations; and
  The determination of performance obligations for professional services.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The amendments are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. Upon adoption, the amendment is not expected to have a material impact to the consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of June 30, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$31,482	$-	$-	$31,482	$31,482	$-
Level 1:
Money market funds	21,693	-	-	21,693	21,693	-
Mutual funds	2,000	-	(185)	1,815	-	1,815
Subtotal	55,175	-	(185)	54,990	53,175	1,815
Level 2:
Commercial paper	7,894	-	-	7,894	-	7,894
Corporate debt	86,835	63	(40)	86,858	-	86,858
Asset backed securities	28,078	2	(17)	28,063	-	28,063
Subtotal	122,807	65	(57)	122,815	-	122,815
Total assets	$177,982	$65	$(242)	$177,805	$53,175	$124,630
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$29,122	$-	$-	$29,122	$29,122	$-
Level 1:
Money market funds	11,908	-	-	11,908	11,908	-
Mutual funds	2,000	-	(194)	1,806	-	1,806
Subtotal	43,030	-	(194)	42,836	41,030	1,806
Level 2:
Commercial paper	19,144	8	-	19,152	-	19,152
Corporate debt	83,995	61	(58)	83,998	-	83,998
Asset backed securities	26,906	4	(22)	26,888	-	26,888
Mortgage backed securities	116	-	(1)	115	-	115
Agency bond	2,000	-	-	2,000	-	2,000
Subtotal	132,161	73	(81)	132,153	-	132,153
Total assets	$175,191	$73	$(275)	$174,989	$41,030	$133,959
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

Contractual maturities of investments as of June 30, 2017 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$63,526
Due after one year	61,104
Total	$124,630

Contingent Consideration and Escrow Liability

The Company's contingent consideration liability, included in other accrued liabilities and noncurrent liabilities on the consolidated balance sheets, was associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal 2016. The remaining liability of $0.1 million was settled and paid during the Company's second quarter of fiscal year 2018. Amounts held in escrow were measured at fair value using present value computations. The contingent consideration was measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract milestones be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the milestones to evaluate the fair value of the liability. As such, the contingent consideration is classified within Level 3.

3. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2017			March 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$18,958	$(7,711)	$11,247	$18,685	$(7,010)	$11,675
Customer relationships	9,535	(6,523)	3,012	9,419	(6,187)	3,232
Trade names/domains	2,080	(389)	1,691	2,036	-	2,036
In-process research and development	95	(95)	-	95	-	95
Total acquired identifiable intangible assets	$30,668	$(14,718)	$15,950	$30,235	$(13,197)	$17,038

At June 30, 2017, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2018	$3,619
2019	4,512
2020	3,096
2021	2,740
2022	1,756
Thereafter	227
Total	$15,950

For the quarter ended June 30, 2017, the Company determined that the tradename/domains no longer have an indefinite life, and has assigned those assets an estimated life of two years. Amortization expenses associated with tradename/domains are included in selling and marketing expenses in the consolidated statements of operations.

4. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance as of March 31, 2017	$27,309	$18,827	$46,136
Foreign currency translation	-	790	790
Balance as of June 30, 2017	$27,309	$19,617	$46,926

5. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company leases its headquarters facility in San Jose, California and also leases office space under non-cancelable operating leases in various domestic and international locations. Future minimum annual lease payments were as follows (in thousands):

Amount
Remaining 2018	$3,792
2019	5,704
2020	5,015
2021	2,545
2022	2,243
Thereafter	4,976
Total	$24,275

The Company has entered into a series of noncancelable capital lease agreements for data center and office equipment bearing interest at various rates.

Other Commitments, Indemnifications and Contingencies

There were no material changes in our other commitments under contractual obligations, indemnification and other contingencies since March 31, 2017.

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

On February 22, 2011, the Company was named a defendant in Bear Creek Technologies, Inc. (BCT) v. 8x8, Inc. et al., filed in the U.S. District Court for the District of Delaware (the Delaware Court), along with 20 other defendants.  Collectively this patent litigation is referred to as In re Bear Creek Technologies, Inc.  (MDL No.: 2344).  In August 2011, the suit was dismissed without prejudice but then refiled in the Delaware Court against the Company. On November 28, 2012, the U.S. Patent and Trademark Office ("USPTO") initiated a Reexamination Proceeding through which the claims of the patent asserted against the Company were found to be invalid based on four separate grounds. During the Reexamination Proceeding, the Delaware Court granted the Company's motion to stay the proceeding (July 17, 2013) and administratively closed the case on May 5, 2015 with leave to reopen if needed.  The outcome of the Reexamination Proceeding was first appealed to the USPTO Patent Trial and Appeal Board which affirmed the invalidity bases of all claims in a Decision dated Dec. 29, 2015 ("the Board Decision").  The Board Decision was then appealed to the United States Court of Appeals for the Federal Circuit ("Federal Circuit"), which also affirmed the invalidity bases of all claims as the Federal Circuit noted in a Judgment dated March 15, 2017.  On April 21, 2017, the Federal Circuit issued a Mandate, which formally concluded the appeal and, absent any unforeseen circumstances, formally ended the Federal Circuit's jurisdiction of this matter, thereby effecting finality of the Delaware Court's May 5, 2015 decision.

On November 14, 2016, the Company was named as a defendant in Serenitiva LLC v. 8x8, Inc., filed in U.S. District Court for the E.D. of Texas (Civil Action No. 6:16-cv-1290). Plaintiff Serenitiva sued the Company based on alleged infringement of U.S. Patent No. 6,865,268 concerning alleged activities involving the Company's Virtual Contact Center Agent Console (Plaintiff Serenitiva sued nine other defendants, concurrently, based on the same patent). Pursuant to an agreement executed by both parties in mid-April 2017, the Company settled the suit prior to answering the complaint under the terms of a settlement agreement between the plaintiff and the Company, under which the Company agreed to pay plaintiff an amount that was not material to our business, and obtained a limited license to the patent. A Joint Motion to Dismiss was filed April 20, 2017, and an Order of Dismissal With Prejudice should be forthcoming from the Court.

6. STOCK-BASED COMPENSATION

The following table summarizes information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except grant-date fair value and recognition period):

	Three Months Ended
	June 30,
	2017	2016
Cost of service revenue	$391	$360
Cost of product revenue	-	-
Research and development	1,337	887
Sales and marketing	2,647	1,915
General and administrative	1,976	1,889
Total	$6,351	$5,051

	Three Months Ended
	June 30,
	2017	2016
Stock options outstanding at the beginning of the period:	4,462	4,793
Options granted	35	54
Options exercised	(101)	(192)
Options canceled and forfeited	(48)	-
Options outstanding at the end of the period:	4,348	4,655
Weighted-average fair value of grants during the period	$4.93	$5.45
Total intrinsic value of options exercised during the period	$792	$2,018
Weighted-average remaining recognition period at period-end (in years)	1.92	2.22

Unvested stock awards outstanding at the beginning of the period:	4,950	4,545
Stock awards granted	370	301
Stock awards vested	(189)	(312)
Stock awards canceled and forfeited	(128)	(101)
Stock awards outstanding at the end of the period:	5,003	4,433
Weighted-average fair value of grants during the period	$13.50	$11.53
Weighted-average remaining recognition period at period-end (in years)	2.45	2.49

Total unrecognized compensation expense at period-end	$46,171	$32,920

Stock Repurchases

In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. There were no stock repurchases under the 2017 Plan for the period ended June 30, 2017.

7. INCOME TAXES

The Company's effective tax rate was 36.3% and negative 7.5% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense. The difference in the effective tax rate and the U.S. federal statutory rate of 34% in both periods was due primarily to the change in pretax profitability, geographic mix of profits and losses, and adoption of new accounting guidance effective April 1, 2017.

As described in Note 1, the Company adopted the updated accounting standard for share-based payment accounting in the three months ended June 30, 2017. As a result, the Company recorded deferred tax assets of approximately $17.6 million with a corresponding increase to retained earnings related to previously unrecognized excess tax benefits. For the three months ended June 30, 2017, the Company recognized approximately $0.4 million of excess tax benefits within the provision for income taxes. Additionally, the Company elected to prospectively apply the change in presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Accordingly, prior period classification of cash flows related to excess tax benefits were not adjusted.

8. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2017	2016
Numerator:
Net loss available to common stockholders	$(2,169)	$(528)

Denominator:
Common shares	91,643	89,434

Denominator for basic calculation	91,643	89,434
Denominator for diluted calculation	91,643	89,434

Net loss per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Stock options	4,348	4,655
Stock awards	5,003	4,433
Total anti-dilutive shares	9,351	9,088

9. SEGMENT REPORTING

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

The following tables set forth the segment and geographic information for each period (in thousands):

	Revenue for the
	Three Months Ended
	June 30,
	2017	2016
Americas (principally US)	$62,405	$53,398
Europe (principally UK)	6,693	6,643
	$69,098	$60,041

Revenue is based upon the destination of shipments and the customers' service address. For the three months ended June 30, 2017 and 2016, intersegment revenues of approximately $2.5 million and $1.1 million, respectively, were eliminated in consolidation, and have been excluded from the table above.

	Depreciation and
	Amortization for the
	Three Months Ended
	June 30,
	2017	2016
Americas (principally US)	$2,533	$1,618
Europe (principally UK)	1,194	959
	$3,727	$2,577

	Net Income (Loss) for the
	Three Months Ended
	June 30,
	2017	2016
Americas (principally US)	$409	$1,466
Europe (principally UK)	(2,578)	(1,994)
	$(2,169)	$(528)

	June 30, 2017		March 31, 2017
	Total	Property and	Total	Property and
	Assets	Equipment, net	Assets	Equipment, net
Americas (principally US)	$309,212	$20,519	$284,011	$11,803
Europe (principally UK)	50,934	6,454	49,844	4,581
	$360,146	$26,973	$333,855	$16,384

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to — customer acceptance and demand for our cloud communications and collaboration services; the quality and reliability of our services; the prices for our services; customer renewal rates; customer acquisition costs; our ability to compete effectively in the hosted telecommunications and cloud-based computing services business; actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises; the impact of risks associated with our international operations; potential federal and state regulatory actions; compliance costs; potential warranty claims and product defects; our need for and the availability of adequate working capital; our ability to innovate technologically; the timely supply of products by our contract manufacturers; our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and the timing and extent of improvements in operating results from increased spending for marketing, sales and R&D; our management's ability and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2017 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2018 refers to the fiscal year ending March 31, 2018).

SUMMARY AND OUTLOOK

In the first quarter of fiscal 2018, our service revenue from mid-market and enterprise customers grew 29% year-over year and represented 57% of total service revenue. New monthly recurring revenue (MRR) bookings from mid-market and enterprise customers and by our channel sales teams was 61% of total bookings for the quarter, reflecting strong demand for our services in our target market segments. Also, average monthly service revenue per mid-market and enterprise business customer (ARPU) increased 8% to a record $4,592, compared with $4,230 in the same period last year. The increase resulted from our success in selling a greater number of subscriptions to larger, more established customers.

Also, in the first quarter of fiscal 2018, we began to offer 8x8 ContactNow™ in the US market, an intelligent, scalable and easy-to-use cloud contact center solution for teams. ContactNow expands upon the Company's cloud contact center portfolio to include a solution for teams, such as sales, marketing, human resources, recruiting and help desks that regularly interact with internal and external customers. The new solution offers companies complete flexibility with pay-as-you-go as well as monthly pricing models. 8x8 ContactNow enables teams to be more efficient and productive by providing advanced contact center capabilities for improved customer engagement, all at an affordable cost.

We recently announced a reduction of pretax profit of approximately $15.0 million as compared to our previous projections for fiscal 2018. This reduction is primarily due to expected investments for sales and marketing expenses to accelerate the growth of our business in the mid-market and enterprise segments. The timing of these additional expenditures, and the reporting periods in which they occur, will depend in part on when our management can implement the steps, particularly hiring additional personnel, necessary for achieving anticipated growth in our bookings and revenues. In addition, though we believe our new marketing and sales expenditures and, to a lesser extent, our product development expenditures will help us achieve the bookings and revenue growth we are seeking, such growth in not assured, and will be impacted not only by the timing of those expenditures but also by our ability to effectively implement such plans and limit disruptions to our current operations while we do so. If we do not timely and effectively implement our new marketing, sales and product development plans, and productively utilize the increased expenditures, we may fail to realize the anticipated increase in growth rates in our bookings and revenues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2017	2017	2016	2016	2016
Business customers average monthly
service revenue per customer (1)	$432	$426	$414	$409	$399
Monthly business service revenue churn (2)(3)	0.6%	0.7%	1.0%	0.6%	0.5%

Overall service margin	82%	83%	83%	81%	81%
Overall product margin	-22%	-9%	-20%	-6%	-16%
Overall gross margin	76%	77%	77%	74%	74%

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

(3)	Excludes DXI business customer service revenue churn for all periods presented.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$65,091	$55,296	$9,795	17.7%
Percentage of total revenue	94.2%	92.1%

Service revenue consists primarily of our 8x8 cloud communication and collaboration services.

8x8 service revenues increased in the first quarter of fiscal 2018 compared with the first quarter of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $399 at June 30, 2016 to $432 at June 30, 2017. We expect growth in the number of business customers and average monthly service revenue per customer to continue in fiscal 2018.

	June 30,		Dollar	Percent
Product revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,007	$4,745	$(738)	-15.6%
Percentage of total revenue	5.8%	7.9%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud communication service. Product revenue decreased for the three months ended June 30, 2017 primarily due to a decrease in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2017 or 2016.

	June 30,		Dollar	Percent
Cost of service revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$11,662	$10,235	$1,427	13.9%
Percentage of service revenue	17.9%	18.5%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third-party carriers, technology licenses and royalty expenses.

Cost of service revenue for the three months ended June 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in third party network services expenses, a $0.3 million increase in amortization expense, as well as other smaller cost increases. We expect cost of service revenue to remain at a similar percentage of service revenue during fiscal year 2018.

	June 30,		Dollar	Percent
Cost of product revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,884	$5,505	$(621)	-11.3%
Percentage of product revenue	121.9%	116.0%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.

The cost of product revenue for the three months ended June 30, 2017 decreased over the comparable period in the prior fiscal year primarily due to a decrease in equipment shipped to customers. The increase in negative margin is due to more discounting of equipment in the current period and an increase to rebates offered to customers for the purchasing of IP telephones.

	June 30,		Dollar	Percent
Research and development	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$7,943	$6,710	$1,233	18.4%
Percentage of total revenue	11.5%	11.2%

Historically, our research and development expenses have consisted primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts.

The research and development expenses for the three months ended June 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.4 million increase in payroll and related costs, net of costs capitalized in accordance with ASC 350-40, a $0.3 million increase in stock-based compensation expense, and a $0.2 million increase in recruiting expenses. We expect research and development expenses to increase during fiscal year 2018 as we continue to invest in our product offerings.

	June 30,		Dollar	Percent
Sales and marketing	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$41,110	$31,691	$9,419	29.7%
Percentage of total revenue	59.5%	52.8%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for the first quarter of fiscal 2018 increased over the same quarter in the prior fiscal year primarily due to a $4.3 million increase in payroll and related costs, a $1.3 million increase in advertising, a $1.2 million increase in channel commission expenses, a $0.8 million increase in stock-based compensation costs and a $0.6 million increase in allocated costs. We expect sales and marketing expenses to increase during fiscal year 2018 as we continue to invest in the acquisition of Mid-market and Enterprise customers.

	June 30,		Dollar	Percent
General and administrative	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,956	$6,801	$2,155	31.7%
Percentage of total revenue	13.0%	11.3%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources and general management.

General and administrative expenses for the first quarter of fiscal 2018 increased over the same quarter in the prior fiscal year primarily due to a $0.9 million increase in payroll and related costs, a $0.4 million increase in consulting and outside services, a $0.3 million increase in facility lease expenses, and other smaller expense increases. We expect general and administrative expenses to remain at a similar percentage of total revenue during fiscal year 2018.

	June 30,		Dollar	Percent
Other income, net	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$2,052	$410	$1,642	400.5%
Percentage of total revenue	3.0%	0.7%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal 2018 and 2017. During the fiscal quarter ended June 30, 2017, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.

	June 30,		Dollar
Provision (benefit) for income tax	2017	2016	Change
	(dollar amounts in thousands)
Three months ended	$(1,236)	$37	$(1,273)
Percentage of income before provision for income taxes	36.3%	-7.5%

For the three months ended June 30, 2017, we recorded an income tax benefit of $1.2 million, related to loss from operations. For the three months ended June 30, 2016, we recorded an income tax expense of $37,000, related to income from operations. Our effective tax rate was 36.3% and -7.5% for the three months ended June 30, 2017 and 2016, respectively. The change in our effective tax rate was due primarily to the change in pretax profitability, geographic mix of profits and losses, and adoption of new accounting guidance effective April 1, 2017 (see Note 1 and Note 7 in the notes to the consolidated financial statements for additional information on the effects of the adoption).

As described in Note 1 in the consolidated financial statements, we adopted the updated accounting standard for share-based payment accounting in the three months ended June 30, 2017. As a result, we recorded deferred tax assets of approximately $17.6 million with a corresponding increase to retained earnings. For the three months ended June 30, 2017, we recognized approximately $0.4 million of excess tax benefits within the provision for income taxes. Additionally, starting in the three months ended June 30, 2017, we presented the cash flows related to the stock-based compensation net excess tax benefits in operating activities rather than in financing activities in our statement of cash flows. Prior period classification of cash flows related to excess tax benefits were not adjusted.

We estimate our annual effective tax rate at the end of each quarter. In estimating the annual effective tax rate, we consider, among other things, annual pre-tax income, permanent tax differences, the geographic mix of pre-tax income and the application and interpretations of existing tax laws. We record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. The determination of the effective tax rate reflects tax expense and benefit generated in certain domestic and foreign jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.

Liquidity and Capital Resources

As of June 30, 2017, we had $177.8 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2017 was approximately $6.2 million, compared with $6.5 million for the three months ended June 30, 2016. Cash provided by operating activities has historically been affected by the amount of net income (loss), changes in working capital accounts particularly in the timing and collection of payments, add-backs of non-cash expense items such as the use of deferred tax assets, depreciation and amortization, and the expense associated with stock-based awards.

The net cash provided by investing activities for the three months ended June 30, 2017 was $6.4 million, during which we had proceeds from maturity and sale of short term investments of approximately $9.4 million, net of purchases of short term investments. We also had proceeds of $1.4 million from the settlement of an escrow claim in relation to our acquisition of DXI. We spent approximately $2.3 million on the purchase of property and equipment and capitalized $2.1 million of software costs in accordance with ASC 350-40. Net cash used in investing activities was approximately $12.6 million, during the three months ended June 30, 2016, during which we spent approximately $1.6 million on the purchase of property and equipment and purchased approximately $10.3 million of short term investments, net of sales and maturities of short term investments.

Net cash used in financing activities for the three months ended June 30, 2017 was approximately $0.7 million, which primarily resulted from $1.1 million of repurchases of our common stock related to shares withheld for payroll taxes and $0.4 million in capital leases payments, offset by $0.7 million of cash received from the issuance of common stock under our employee stock plans. Net cash provided by financing activities for the three months ended June 30, 2016 was approximately $28,000, which primarily resulted from $1.0 million of cash received from the issuance of common stock under our employee stock plans, reduced by $0.6 million of repurchases of our common stock related to shares withheld for payroll taxes and $0.4 million of other financing activities.

Contractual Obligations

There were no significant changes in our commitments under contractual obligations during the three months ended June 30, 2017, as disclosed in the Company's Annual Report on Form 10-K, for the year ended March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and investments in a variety of shorter term securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a hypothetical change in interest rates of 100 basis points would have a significant impact on our interest income.

We do not have any outstanding debt instruments other than equipment under capital leases and, therefore, we were not exposed to market risk relating to interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.

Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would not result in a material foreign currency loss on foreign-denominated balances. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 5".

ITEM 1A. RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2017, which we filed with the Securities and Exchange Commission on May 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended June 30, 2017 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program

April 1 - April 30, 2017	-	-	-	Not Applicable

May 1 - May 31, 2017	-	-	-	$25,000,000

June 1 - June 30, 2017	-	-	-	$25,000,000

Total	-	$-	-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.2(a)	Bylaws of the registrant.
10.35	Employment Agreement Dated February 2, 2017 Between the Company and Henrik Gerdes.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(a)	Incorporated by reference to exhibit 3.2 to the Registrant's Report on Form 8-K July 29, 2015 (File No. 000-21783). (To correct the reference in the Annual Report on Form 10-K filed May 30, 2017)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2017

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Duly Authorized Officer)