Form 10-Q
period 2017-09-30
8X8 INC /DE/
filed 2017-11-02
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

      The number of shares of the Registrant's Common Stock outstanding as of October 27, 2017 was 91,952,521.

FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$34,570	$41,030
Short-term investments	132,480	133,959
Accounts receivable, net	15,179	14,264
Other current assets	11,986	8,101
Total current assets	194,215	197,354
Property and equipment, net	29,600	24,061
Intangible assets, net	14,957	17,038
Goodwill	47,519	46,136
Non-current deferred income taxes	71,135	48,859
Other assets	417	407
Total assets	$357,843	$333,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,123	$18,631
Accrued compensation	15,783	11,508
Accrued taxes	5,286	5,354
Deferred revenue	2,521	2,144
Other accrued liabilities	5,626	5,707
Total current liabilities	49,339	43,344

Non-current liabilities	1,564	1,910
Total liabilities	50,903	45,254

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock	92	91
Additional paid-in capital	412,963	412,762
Accumulated other comprehensive loss	(6,434)	(9,642)
Accumulated deficit	(99,681)	(114,610)
Total stockholders' equity	306,940	288,601
Total liabilities and stockholders' equity	$357,843	$333,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service revenue	$68,123	$57,717	$133,214	$113,013
Product revenue	4,360	5,466	8,367	10,211
Total revenue	72,483	63,183	141,581	123,224

Operating expenses:
Cost of service revenue	12,757	10,837	24,419	21,072
Cost of product revenue	5,098	5,782	9,982	11,287
Research and development	8,311	6,505	16,254	13,215
Sales and marketing	41,163	33,691	82,273	65,382
General and administrative	9,616	6,747	18,572	13,548
Total operating expenses	76,945	63,562	151,500	124,504
Loss from operations	(4,462)	(379)	(9,919)	(1,280)
Other income, net	463	391	2,515	801
Income (loss) before provision (benefit) for income taxes	(3,999)	12	(7,404)	(479)
Provision (benefit) for income taxes	(3,453)	(15)	(4,689)	22
Net income (loss)	$(546)	$27	$(2,715)	$(501)

Net loss per share:
Basic	$(0.01)	$0.00	$(0.03)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.03)	$(0.01)
Weighted average number of shares:
Basic	91,689	89,987	91,667	89,171
Diluted	91,689	93,447	91,667	89,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(546)	$27	$(2,715)	$(501)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	198	(39)	225	107
Foreign currency translation adjustment	1,192	(1,500)	2,983	(4,284)
Comprehensive income (loss)	$844	$(1,512)	$493	$(4,678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,715)	$(501)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	3,962	2,979
Amortization of intangible assets	2,815	1,868
Amortization of capitalized software	581	296
Stock-based compensation	13,008	9,559
Deferred income tax benefit	(4,862)	(153)
Gain on escrow settlement	(1,393)	-
Other	761	499
Changes in assets and liabilities:
Accounts receivable, net	(1,183)	(1,859)
Other current and noncurrent assets	(3,485)	(2,297)
Accounts payable and accruals	3,399	2,666
Deferred revenue	286	367
Net cash provided by operating activities	11,174	13,424

Cash flows from investing activities:
Purchases of property and equipment	(4,021)	(5,230)
Proceeds from escrow settlement	1,393	-
Cost of capitalized software	(5,203)	(2,443)
Proceeds from maturity of investments	45,850	29,225
Sales of investments - available for sale	13,254	26,863
Purchases of investments - available for sale	(57,561)	(64,517)
Net cash used in investing activities	(6,288)	(16,102)

Cash flows from financing activities:
Capital lease payments	(616)	(333)
Payment of contingent consideration	(150)	(200)
Repurchase and tax-related withholding of common stock	(13,842)	(842)
Proceeds from issuance of common stock under employee stock plans	2,788	2,600
Net cash (used in) provided by financing activities	(11,820)	1,225

Effect of exchange rate changes on cash	474	(29)
Net decrease in cash and cash equivalents	(6,460)	(1,482)

Cash and cash equivalents at the beginning of the period	41,030	33,576
Cash and cash equivalents at the end of the period	$34,570	$32,094

Supplemental cash flow information
Income taxes paid	$174	$286
Interest paid	16	12
Property and equipment acquired under capital leases	765	823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

8x8, Inc. (8x8 or the Company) is a leading provider of truly unified cloud communications. The Company's suite of products weaves together unified cloud communications, messaging, meeting and contact center solutions so today's organization can communicate at the speed of employee and customer expectations. 8x8 technology provides one unified management platform with one communication experience for employees and customers, as well as a real-time data analytics platform for constant learning and improvement. The Company is a provider of cloud-based, enterprise-class software solutions that transform the way businesses communicate and collaborate globally. The Company's integrated, "pure-cloud" offering combines global voice, conferencing, messaging and video with integrated workflows and big data analytics on a single platform to enable increased team productivity, better customer engagement and real-time insights into business performance.

BASIS OF PRESENTATION

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2018 refers to the fiscal year ended March 31, 2018).

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2017. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

RECLASSIFICATION

Certain software development costs capitalized in accordance with ASC 350-40, Internal Use Software (ASC 350-40), that were presented in other long-term assets in the Company's consolidated balance sheets as of March 31, 2017 are presented as property and equipment for the condensed consolidated balance sheet as of September 30, 2017. Assets in the amount of $7.7 million, net of accumulated amortization, have been reclassified in the balance sheet as of March 31, 2017 to conform to the current period presentation. The reclassification had no impact on the Company's previously reported consolidated net income (loss), cash flows, or basic or diluted net income per share amounts.

Certain amounts previously reported within the Company's condensed consolidated balance sheets and condensed consolidated statements of cash flows have been reclassified within each financial statement section to conform to the current period presentation. The reclassification had no impact on the Company's previously reported net loss, cash flows, or basic or diluted net loss per share amounts.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on May 30, 2017, and there have been no changes to the Company's significant accounting policies during the six months ended September 30, 2017, except as described in the "Recently Adopted Accounting Pronouncements" section below.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015 and 2016, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on April 1, 2018 and permits the use of either the full retrospective or modified retrospective transition method. The Company has preliminarily selected the modified retrospective method as the transition method.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The amendments are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. Upon adoption, the amendment is not expected to have a material impact to the consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of September 30, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$20,122	$-	$-	$20,122	$20,122	$-
Level 1:
Money market funds	14,448	-	-	14,448	14,448	-
Mutual funds	1,828	-	-	1,828	-	1,828
Subtotal	36,398	-	-	36,398	34,570	1,828
Level 2:
Commercial paper	13,554	2	-	13,556	-	13,556
Corporate debt	88,578	62	(21)	88,619	-	88,619
International government securities	2,494	-	(1)	2,493	-	2,493
Asset backed securities	25,988	4	(8)	25,984	-	25,984
Subtotal	130,614	68	(30)	130,652	-	130,652
Total assets	$167,012	$68	$(30)	$167,050	$34,570	$132,480

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$29,122	$-	$-	$29,122	$29,122	$-
Level 1:
Money market funds	11,908	-	-	11,908	11,908	-
Mutual funds	2,000	-	(194)	1,806	-	1,806
Subtotal	43,030	-	(194)	42,836	41,030	1,806
Level 2:
Commercial paper	19,144	8	-	19,152	-	19,152
Corporate debt	83,995	61	(58)	83,998	-	83,998
Asset backed securities	26,906	4	(22)	26,888	-	26,888
Mortgage backed securities	116	-	(1)	115	-	115
Agency bond	2,000	-	-	2,000	-	2,000
Subtotal	132,161	73	(81)	132,153	-	132,153
Total assets	$175,191	$73	$(275)	$174,989	$41,030	$133,959
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

Contractual maturities of investments as of September 30, 2017 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$80,612
Due after one year	51,868
Total	$132,480

Contingent Consideration and Escrow Liability

The Company's contingent consideration liability, included in other accrued liabilities and noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2017, was associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal year 2016. This contingent liability was classified as level 3 within the fair value hierarchy. The remaining liability of $0.1 million was settled and paid as of September 30, 2017.

3. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2017			March 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$19,151	$(8,421)	$10,730	$18,685	$(7,010)	$11,675
Customer relationships	9,615	(6,863)	2,752	9,419	(6,187)	3,232
Trade names/domains	2,107	(632)	1,475	2,036	-	2,036
In-process research and development	95	(95)	-	95	-	95
Total acquired identifiable intangible assets	$30,968	$(16,011)	$14,957	$30,235	$(13,197)	$17,038

At September 30, 2017, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2018	$2,373
2019	4,596
2020	3,162
2021	2,796
2022	1,796
Thereafter	234
Total	$14,957

During the first quarter of fiscal year 2018, the Company determined that the tradename/domains no longer have an indefinite life, and has assigned those assets an estimated life of two years. Amortization expenses associated with tradename/domains are included in selling and marketing expenses in the condensed consolidated statements of operations.

4. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance at March 31, 2017	$27,309	$18,827	$46,136
Foreign currency translation	-	1,383	1,383
Balance at September 30, 2017	$27,309	$20,210	$47,519

5. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company leases its headquarters in San Jose, California, and also leases office space under non-cancelable operating leases in various domestic and international locations. Future minimum annual lease payments were as follows (in thousands):

Amount
Remaining 2018	$2,841
2019	5,774
2020	5,085
2021	2,615
2022	2,308
Thereafter	5,126
Total	$23,749

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

On August 22, 2017, the Company was named as a defendant in Venadium LLC v. 8x8 Inc., filed in the District of Delaware (Civil Action No. 1:17-cv-1176-LPS-CJB) along with five other defendants. Plaintiff Venadium LLC sued the Company for alleged patent infringement concerning alleged activities involving the Company's alleged methods for protecting computer programs. Based on the Company's subscription to certain patent risk management services, the Company settled the suit without needing to respond to the Complaint. The settlement amount was immaterial. On October 5, 2017, Plaintiff Venadium LLC filed a Notice of Voluntary Dismissal of Defendant (with prejudice) pursuant to Federal Rule of Civil Procedure 41(a)(1), thereby effecting formal dismissal of the suit without a Court Order.

On August 25, 2017, the Company was named as a defendant in Hublink, LLC v. 8x8 Inc., based on a Complaint filed in the District of Delaware (Civil Action No. 1:17-cv-1214-GMS) along with four other defendants. Plaintiff Hublink, LLC sued the Company for alleged patent infringement concerning alleged activities involving alleged implementations of the Company's videophone communications uses and/or offerings. Based on the Company's subscription to certain patent risk management services, a third-party service provider has effectively settled the suit on behalf of the Company without needing to respond to the Complaint. The settlement amount was immaterial. Plaintiff Hublink, LLC and the Company are in the process of filing appropriate papers with the Court to effect formal dismissal of the suit with prejudice.

6. STOCK-BASED COMPENSATION

The following table summarizes information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except grant-date fair value and recognition period):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of service revenue	$473	$440	$864	$800
Cost of product revenue	-	-	-	-
Research and development	1,314	863	2,651	1,750
Sales and marketing	2,568	1,751	5,215	3,666
General and administrative	2,302	1,454	4,278	3,343
Total	$6,657	$4,508	$13,008	$9,559

	Six Months Ended
	September 30,
	2017	2016
Options outstanding at the beginning of the period:	4,462	4,793
Options granted	229	310
Options exercised	(329)	(318)
Options canceled and forfeited	(134)	(1)
Options outstanding at the end of the period:	4,228	4,784
Weighted-average fair value of grants during the period	$5.28	$5.46
Total intrinsic value of options exercised during the period	$3,537	$3,551
Weighted-average remaining recognition period at period-end (in years)	1.95	2.26

Stock awards outstanding at the beginning of the period:	4,950	4,628
Stock awards granted	2,446	1,899
Stock awards vested	(1,225)	(934)
Stock awards canceled and forfeited	(272)	(142)
Stock awards outstanding at the end of the period:	5,899	5,451
Weighted-average fair value of grants during the period	$14.09	$15.08
Weighted-average remaining recognition period at period-end (in years)	2.75	2.68

Total unrecognized compensation expense at period-end	$63,323	$52,623

Performance Stock Units

During the three and six months ended September 30, 2017, the Company issued restricted performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service. These PSUs vest (1) 50% on September 19, 2019 and (2) 50% on September 19, 2020, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR) for each 1% of positive or negative relative TSR, and the number of shares earned will increase or decrease at the end of each respective performance measurement period by 2% of the target numbers. In the event 8x8's common stock performance is below negative 30% relative to the benchmark, no shares will be issued. These PSU grants are included in the restricted stock unit activity disclosure for the six months ended September 30, 2017.

To value these market-based PSUs under the Equity Compensation Plans, the Company used a Monte Carlo simulation model on the date of grant. Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk free interest rates, and future dividend payments.

Stock Repurchases

In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Plan at September 30, 2017 was approximately $10.9 million.

The stock repurchase activity as of September 30, 2017 is summarized as follows (in thousands):

		Weighted Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased (1)
Repurchase of common stock under 2017 Repurchase Plan	1,064	$13.23	$14,081
Total	1,064		$14,081

(1) Amount excludes commission fees.

The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the period of repurchase.

7. INCOME TAXES

The Company's effective tax rate was 86% and negative 125% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense. The difference in the effective tax rate and the U.S. federal statutory rate of 34% in both periods was due primarily to the change in pretax profitability, geographic mix of profits and losses, and adoption of ASU 2016-09 effective April 1, 2017.

As described in Note 1, the Company adopted the updated accounting standard for share-based payment accounting in the first quarter of fiscal year 2018. As a result, the Company recorded deferred tax assets of approximately $17.6 million with a corresponding increase to retained earnings related to previously unrecognized excess tax benefits. For the six months ended September 30, 2017, the Company recognized approximately $2.7 million of excess tax benefits within the provision for income taxes. Additionally, the Company elected to prospectively apply the change in presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Accordingly, prior period classification of cash flows related to excess tax benefits were not adjusted.

8. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to common stockholders	$(546)	$27	$(2,715)	$(501)

Denominator:
Common shares	91,689	89,987	91,667	89,171

Denominator for basic calculation	91,689	89,987	91,667	89,171
Employee stock options	-	1,717	-	-
Stock purchases rights	-	1,743	-	-
Denominator for diluted calculation	91,689	93,447	91,667	89,171

Net income (loss) per share
Basic	$(0.01)	$0.00	$(0.03)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.03)	$(0.01)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	4,228	187	4,228	4,784
Stock awards	5,899	307	5,899	5,451
Total anti-dilutive shares	10,127	494	10,127	10,235

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

The following tables set forth the segment and geographic information for each period (in thousands):

	Revenue for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas (principally US)	$65,121	$56,635	$127,526	$110,033
Europe (principally UK)	7,362	6,548	14,055	13,191
	$72,483	$63,183	$141,581	$123,224

Revenue is based upon the destination of shipments and the customers' service address. For the three and six months ended September 30, 2017 and 2016, intersegment revenues of approximately $4.4 million and $6.9 million, and $1.5 million and $2.6 million, respectively, were eliminated in consolidation, and have been excluded from the table above.

	Depreciation and Amortization for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas (principally US)	$2,336	$1,618	$4,869	$3,276
Europe (principally UK)	1,295	959	2,489	1,867
	$3,631	$2,577	$7,358	$5,143

	Net Income (Loss) for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas (principally US)	$970	$2,044	$1,379	$3,510
Europe (principally UK)	(1,516)	(2,017)	(4,094)	(4,011)
	$(546)	$27	$(2,715)	$(501)

	September 30, 2017		March 31, 2017
	Total	Property and	Total	Property and
	Assets	Equipment, net	Assets	Equipment, net
Americas (principally US)	$308,986	$22,608	$284,011	$19,480
Europe (principally UK)	48,857	6,992	49,844	4,581
	$357,843	$29,600	$333,855	$24,061

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to - customer acceptance and demand for our cloud communications and collaboration services; the quality and reliability of our services; the prices for our services; customer renewal rates; customer acquisition costs; our ability to compete effectively in the hosted telecommunications and cloud-based computing services business; actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises; the impact of risks associated with our international operations; potential federal and state regulatory actions; compliance costs; potential warranty claims and product defects; our need for and the availability of adequate working capital; our ability to innovate technologically; the timely supply of products by our contract manufacturers; our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and the timing and extent of improvements in operating results from increased spending for marketing, sales and R&D; our management's ability and to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2017 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We are a leading provider of truly unified cloud communications. Our suite of products weaves together unified cloud communications, messaging, meeting and contact center solutions so today's organization can communicate at the speed of employee and customer expectations. Our technology provides one unified management platform with one communication experience for employees and customers, as well as a one real-time data analytics platform for constant learning and improvement.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2018 refers to the fiscal year ending March 31, 2018).

SUMMARY AND OUTLOOK

In the second quarter of fiscal year 2018, our service revenue from mid-market and enterprise customers grew 28% year-over year and represented 58% of total service revenue. New monthly recurring revenue (MRR) bookings from mid-market and enterprise customers and by our channel sales teams was 61% of total bookings for the quarter, reflecting strong demand for our services in our target market segments. Also, average monthly service revenue per mid-market and enterprise business customer (ARPU) increased 8% to a record $4,697, compared with $4,351 in the same period last year. The increase resulted from our success in selling a greater number of subscriptions to larger, more established customers.

In October 2017, we launched the new 8x8 Virtual Office Editions, in three product bundles: X2, X5 and X8. X8, our most unified offering, weaves together communications, collaboration with our contact center all into one solution. It includes an unlimited calling zone to 45 countries and a full suite of 8x8 Virtual Office features, such as HD voice, Virtual Office Meetings, HD Video, integrations with Salesforce, Zendesk and NetSuite CRM, Salesforce analytics for better and faster data insights, call recording, call quality reporting, and barge monitor whisper capabilities.

In order to position ourselves most effectively for our next phase of growth, we have identified the following strategic initiatives.

First, we are aligning global business units around our core market segments to optimize for growth. We bifurcated our internal sales operations into two separate sales operations - Small Business & eCommerce and Mid-market & Enterprise. These operations will align sales and delivery, connecting demand generation, services and support to drive revenue growth and profitability globally. Small Business & eCommerce will focus on our high-volume, transactional business, with the objective of accelerating growth and productivity through eCommerce and self-service. Midmarket & Enterprise will focus on creating and leveraging channel relationships to drive a consultative approach to our land and expand strategy for larger accounts in the US, Europe, Middle East and Asia, and Asia-Pacific regions.

Second, we have made several executive appointments in our marketing and sales organizations to align with our new sales operations and accelerate adoption of our solutions across all market segments.

Third, we have expanded our global field sales organization with both Mid-market and Enterprise Sales Executives and Channel Development Managers. Our field sales executives work directly with customer prospects to understand, customize, and optimize communications solution for customer's business while Channel Development Managers are responsible for recruiting and enabling partners in their respective territories, evangelizing the 8x8 brand and growing the sales pipeline with partners.

In the first fiscal quarter of 2018, we announced increased investments for sales and marketing expenses to accelerate the growth of our business in the mid-market and enterprise segments. We commenced these investments in the second quarter of fiscal 2018 and intend to incur them over several quarters. The precise timing of these additional expenditures, and the reporting periods in which they occur, will depend in part on when our management can implement the steps, particularly hiring additional personnel, necessary for achieving anticipated growth in our bookings and revenues. In addition, though we believe our new marketing and sales expenditures, and, to a lesser extent, our product development expenditures will help us achieve the bookings and revenue growth we are seeking, such growth in not assured, and will be impacted not only by the timing of those expenditures but also by our ability to effectively implement such plans and limit disruptions to our current operations while we do so. If we do not timely and effectively implement our new marketing, sales and product development plans, and productively

CRITICAL ACCOUNTING POLICIES & ESTIMATES

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2017	2017	2017	2016	2016
Business customers average monthly
service revenue per customer (1)	$442	$432	$426	$414	$409
Monthly business service revenue churn (2)(3)	0.4%	0.6%	0.7%	1.0%	0.6%

Overall service margin	81%	82%	83%	83%	81%
Overall product margin	-17%	-22%	-9%	-20%	-6%
Overall gross margin	75%	76%	77%	77%	74%

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

(3)	Excludes DXI business customer service revenue churn for all periods presented.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$68,123	$57,717	$10,406	18.0%
Percentage of total revenue	94.0%	91.3%
Six months ended	$133,214	$113,013	$20,201	17.9%
Percentage of total revenue	94.1%	91.7%

Service revenue consists primarily of our 8x8 cloud communication and collaboration services.

8x8 service revenues increased in the three and six months of fiscal year 2018 compared to the same period of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $409 at September 30, 2016 to $442 at September 30, 2017.

We expect growth in the number of business customers and average monthly service revenue per customer to continue in fiscal year 2018.

	September 30,		Dollar	Percent
Product revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,360	$5,466	$(1,106)	-20.2%
Percentage of total revenue	6.0%	8.7%
Six months ended	$8,367	$10,211	$(1,844)	-18.1%
Percentage of total revenue	5.9%	8.3%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud communication service. Product revenue decreased for the three and six months ended September 30, 2017 primarily due to a decrease in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three and six months ended September 30, 2017 or 2016.

	September 30,		Dollar	Percent
Cost of service revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$12,757	$10,837	$1,920	17.7%
Percentage of service revenue	18.7%	18.8%
Six months ended	$24,419	$21,072	$3,347	15.9%
Percentage of service revenue	18.3%	18.6%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third-party carriers, and technology licenses.

Cost of service revenue for the three months ended September 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.4 million increase in third-party network services expenses, a $0.4 million increase in amortization of intangibles expense, a $0.3 million increase in payroll and related costs, a $0.3 million increase in computer supply expenses, as well as other smaller cost increases.

Cost of service revenue for the six months ended September 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.6 million increase in third-party network services expenses, a $0.6 million increase in computer supply expenses, a $0.6 million increase in amortization of intangibles expense, a $0.4 million increase in payroll and related expenses, a $0.4 million increase in license and fee expenses, and a $0.3 million increase in depreciation expense.

We expect cost of service revenue to increase moderately as a percentage of service revenue during the remainder of fiscal year 2018.

	September 30,		Dollar	Percent
Cost of product revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,098	$5,782	$(684)	-11.8%
Percentage of product revenue	116.9%	105.8%
Six months ended	$9,982	$11,287	$(1,305)	-11.6%
Percentage of product revenue	119.3%	110.5%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.

The cost of product revenue for the three and six months ended September 30, 2017 decreased over the comparable period in the prior fiscal year primarily due to a decrease in equipment shipped to customers. The increase in negative margin was due to additional discounting of equipment in the current period and an increase in rebates offered to customers for the purchase of IP telephones.

	September 30,		Dollar	Percent
Research and development	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,311	$6,505	$1,806	27.8%
Percentage of total revenue	11.5%	10.3%
Six months ended	$16,254	$13,215	$3,039	23.0%
Percentage of total revenue	11.5%	10.7%

Research and development expenses consist primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts.

The research and development expenses for the three months ended September 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.9 million increase in payroll and related costs, net of costs capitalized in accordance with ASC 350-40, a $0.5 million increase in stock-based compensation expense, and a $0.2 million increase in travel expenses.

The research and development expenses for the six months ended September 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $1.3 million increase in payroll and related costs, net of costs capitalized in accordance with ASC 350-40, a $0.8 million increase in stock-based compensation expenses, a $0.3 million increase in travel expenses, and a $0.2 million increase in recruiting expenses.

We expect research and development expenses to remain consistent as a percentage of total revenue during the remainder of fiscal year 2018 as we continue to invest in our product offerings.

	September 30,		Dollar	Percent
Sales and marketing	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$41,163	$33,691	$7,472	22.2%
Percentage of total revenue	56.8%	53.3%
Six months ended	$82,273	$65,382	$16,891	25.8%
Percentage of total revenue	58.1%	53.1%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for three months ended September 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $4.1 million increase in payroll and related costs, a $0.7 million increase in stock-based compensation costs, a $0.6 million increase in channel commission expenses, a $0.6 million increase in consulting, temporary personnel, and outside services, and a $0.4 million increase in travel expenses.

Sales and marketing expenses for the six months ended September 30, 2017 increased over the same period in the prior fiscal year primarily due to an $8.2 million increase in payroll and related costs, a $1.8 million increase in indirect channel commissions, a $1.7 million increase in facility allocation costs, a $1.5 million increase in stock-based compensation expenses, a $1.1 million increase in lead generation expenses, a $0.8 million increase in travel expenses, and a $0.7 million increase in consulting, temporary personnel, and outside services.

We expect sales and marketing expenses to increase as percentage of total revenue during the remainder of fiscal year 2018 as we continue to invest in the acquisition of mid-market and enterprise customers.

	September 30,		Dollar	Percent
General and administrative	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$9,616	$6,747	$2,869	42.5%
Percentage of total revenue	13.3%	10.7%
Six months ended	$18,572	$13,548	$5,024	37.1%
Percentage of total revenue	13.1%	11.0%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources, legal and general management.

General and administrative expenses for three months ended September 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.9 million increase in payroll and related costs, a $0.8 million increase in stock-based compensation costs, a $0.5 million increase in temporary personnel, consulting and outside services, a $0.3 million increase in computer supply expenses, as well as other smaller cost increases.

General and administrative expenses for the six months ended September 30, 2017 increased over the same period in the prior fiscal year primarily because of a $1.9 million increase in payroll and related expenses, a $0.9 million increase in stock-based compensation expenses, a $0.9 million increase in consulting, temporary personnel, and outside services, a $0.4 million increase in computer supply expenses, as well as other smaller cost increases.

We expect general and administrative expenses to increase moderately as percentage of total revenue during the remainder of fiscal year 2018.

	September 30,		Dollar	Percent
Other income, net	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$463	$391	$72	18.4%
Percentage of total revenue	0.6%	0.6%
Six months ended	$2,515	$801	$1,714	214.0%
Percentage of total revenue	1.8%	0.7%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal years 2018 and 2017. During the first quarter of fiscal year 2018, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.

	September 30,		Dollar
Provision (benefit) for income tax	2017	2016	Change
	(dollar amounts in thousands)
Three months ended	$(3,453)	$(15)	$(3,438)
Percentage of income (loss) before provision (benefit) for income taxes	86.3%	-125.0%
Six months ended	$(4,689)	$22	$(4,711)
Percentage of income (loss) before provision (benefit) for income taxes	63.3%	-4.6%

The change in our effective tax rate for the periods presented was due primarily to the change in pretax profitability, geographic mix of profits and losses, and adoption of ASU 2016-09 effective April 1, 2017 (see Note 1 and Note 7 in the notes to the consolidated financial statements for additional information on the effects of the adoption).

As described in Note 1 in the consolidated financial statements, we adopted the updated accounting standard for share-based payment accounting in the first quarter of fiscal year 2018. As a result, we recorded deferred tax assets of approximately $17.6 million with a corresponding increase to retained earnings. For the six months ended September 30, 2017, we recognized approximately $2.7 million of excess tax benefits within the provision for income taxes. Additionally, starting in the first quarter of fiscal year 2018, we presented the cash flows related to the stock-based compensation net excess tax benefits in operating activities rather than in financing activities in our statement of cash flows. Prior period classification of cash flows related to excess tax benefits were not adjusted.

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

Liquidity and Capital Resources

As of September 30, 2017, we had $167.1 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the six months ended September 30, 2017 was approximately $11.2 million, compared with $13.4 million for the six months ended September 30, 2016. Cash provided by operating activities has historically been affected by the amount of net income (loss), changes in working capital accounts particularly in the timing and collection of payments, add-backs of non-cash expense items such as deferred taxes, depreciation and amortization, and with stock-based compensation.

The net cash used in investing activities for the six months ended September 30, 2017 was $6.3 million, during which we had proceeds from maturity and sale of short term investments of approximately $1.5 million, net of purchases of short term investments. We also had proceeds of $1.4 million from the settlement of an escrow claim in relation to our acquisition of DXI. We spent approximately $4.0 million on the purchase of property and equipment and capitalized $5.2 million of software costs in accordance with ASC 350-40. The net cash used in investing activities for the six months ended September 30, 2016 was $16.1 million, during which we purchased approximately $8.4 million of short term investments, net of sales and maturities of short term investments. We spent approximately $5.2 million on the purchase of property and equipment, and we capitalized $2.4 million of internal use software.

Net cash used in financing activities for the six months ended September 30, 2017 was approximately $11.8 million, which primarily resulted from $13.8 million of repurchases of our common stock related to shares withheld for payroll taxes and common stock repurchased under the 2017 Repurchase Plan, and $0.6 million in capital leases payments, offset by $2.8 million of cash received from the issuance of common stock under our employee stock plans. Net cash provided by financing activities for the six months ended September 30, 2016 was approximately $1.2 million, which primarily resulted from $2.6 million of cash received from the issuance of common stock under our employee stock purchase plan, reduced by $0.8 million of repurchases of our common stock related to shares withheld for payroll taxes, $0.3 million of payments on capital leases, and $0.2 million of payments of contingent consideration and escrow.

Contractual Obligations

There were no significant changes in our commitments under contractual obligations during the six months ended September 30, 2017, as disclosed in the Company's Annual Report on Form 10-K, for the year ended March 31, 2017.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal year 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended September 30, 2017 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program

July 1 - July 31, 2017	-	$-	-	$25,000,000

August 1 - August 31, 2017	923,338	13.22	923,338	12,792,281

September 1 - September 30, 2017	140,676	13.32	140,676	$10,918,741

Total	1,064,014	$13.23	1,064,014

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.19(r)	Amended and Restated 2012 Equity Incentive Plan.
10.36	Employment Agreement Dated September 4, 2017 Between the Company and Dejan Deklich.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(r)	Incorporated by reference to exhibit 10.19 to the Registrant's Report on Form S-8 August 9, 2016 (File No. 333-213032). (To correct the reference in the Annual Report on Form 10-K filed May 30, 2017)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2017

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Duly Authorized Officer)