Form 10-Q
period 2017-12-31
8X8 INC /DE/
filed 2018-02-01
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

      The number of shares of the Registrant's Common Stock outstanding as of January 26, 2018 was 92,162,543.

FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31,	March 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,769	$41,030
Short-term investments	129,208	133,959
Accounts receivable, net	17,937	14,264
Other current assets	10,240	8,101
Total current assets	189,154	197,354
Property and equipment, net	32,551	24,061
Intangible assets, net	12,677	17,038
Goodwill	39,576	46,136
Non-current deferred income taxes	-	48,859
Other assets	967	407
Total assets	$274,925	$333,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,755	$18,631
Accrued compensation	16,845	11,508
Accrued taxes	5,447	5,354
Deferred revenue	2,586	2,144
Other accrued liabilities	6,723	5,707
Total current liabilities	53,356	43,344

Non-current liabilities	1,160	1,910
Total liabilities	54,516	45,254

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock	92	91
Additional paid-in capital	414,968	412,762
Accumulated other comprehensive loss	(6,449)	(9,642)
Accumulated deficit	(188,202)	(114,610)
Total stockholders' equity	220,409	288,601
Total liabilities and stockholders' equity	$274,925	$333,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service revenue	$71,891	$60,149	$205,105	$173,162
Product revenue	3,684	3,527	12,051	13,738
Total revenue	75,575	63,676	217,156	186,900

Operating expenses:
Cost of service revenue	12,318	10,525	36,737	31,597
Cost of product revenue	4,675	4,240	14,657	15,527
Research and development	8,527	7,095	24,781	20,310
Sales and marketing	48,830	35,667	131,103	101,049
General and administrative	10,003	7,852	28,575	21,400
Impairment of equipment, intangible assets and goodwill	9,469	-	9,469	-
Total operating expenses	93,822	65,379	245,322	189,883
Loss from operations	(18,247)	(1,703)	(28,166)	(2,983)
Other income, net	569	408	3,084	1,209
Loss before provision for income taxes	(17,678)	(1,295)	(25,082)	(1,774)
Provision for income taxes	70,842	30	66,153	52
Net loss	$(88,520)	$(1,325)	$(91,235)	$(1,826)

Net loss per share:
Basic	$(0.96)	$(0.01)	$(0.99)	$(0.02)
Diluted	$(0.96)	$(0.01)	$(0.99)	$(0.02)

Weighted average number of shares:
Basic	92,029	90,774	91,709	90,062
Diluted	92,029	90,774	91,709	90,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net loss	$(88,520)	$(1,325)	$(91,235)	$(1,826)
Other comprehensive loss, net of tax
Unrealized gain (loss) on investments in securities	(213)	(170)	13	(63)
Foreign currency translation adjustment	198	(1,791)	3,180	(6,075)
Comprehensive loss	$(88,535)	$(3,286)	$(88,042)	$(7,964)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(91,235)	$(1,826)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	6,049	4,463
Amortization of intangible assets	3,995	2,741
Impairment of goodwill and long-lived assets	9,469	15
Amortization of capitalized software	1,270	442
Stock-based compensation	21,138	15,630
Deferred income tax expense (benefit)	66,273	(104)
Gain on escrow settlement	(1,393)	-
Other	226	802
Changes in assets and liabilities:
Accounts receivable, net	(3,305)	(3,267)
Other current and noncurrent assets	(2,315)	(1,238)
Accounts payable and accruals	8,855	4,394
Deferred revenue	351	168
Net cash provided by operating activities	19,378	22,220

Cash flows from investing activities:
Purchases of property and equipment	(6,524)	(6,509)
Gain on escrow settlement	1,393	-
Cost of capitalized software	(8,689)	(3,939)
Proceeds from maturity of investments	57,150	47,625
Sales of investments	23,382	34,821
Purchase of investments	(75,921)	(92,647)
Net cash used in investing activities	(9,209)	(20,649)

Cash flows from financing activities:
Capital lease payments	(855)	(460)
Payment of contingent consideration	(150)	(300)
Repurchase and tax-related withholding of common stock	(22,137)	(2,828)
Proceeds from issuance of common stock under employee stock plans	3,303	2,694
Net cash used in financing activities	(19,839)	(894)

Effect of exchange rate changes on cash	409	(796)
Net decrease in cash and cash equivalents	(9,261)	(119)

Cash and cash equivalents, beginning of period	41,030	33,576
Cash and cash equivalents, end of period	$31,769	$33,457

Supplemental cash flow information
Income taxes paid	$217	$350
Interest paid	28	16
Property and equipment acquired under capital leases	765	823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

8x8, Inc. (8x8 or the Company) is a leading provider of global cloud communications and customer engagement solutions to over a million business users worldwide. The Company's suite of products weaves together cloud communications, conferencing, collaboration and contact center solutions so today's organization can deliver exceptional employee and customer experiences. 8x8 technology provides one integrated platform for employees and customers engagement solutions, as well as a real-time data analytics platform for constant learning and improvement.

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

RECLASSIFICATION

Certain software development costs capitalized in accordance with ASC 350-40, Internal Use Software (ASC 350-40), that were presented in other long-term assets in the Company's consolidated balance sheets as of March 31, 2017 are presented as property and equipment for the condensed consolidated balance sheet as of December 31, 2017. Assets in the amount of $7.7 million, net of accumulated amortization, have been reclassified in the balance sheet as of March 31, 2017 to conform to the current period presentation. The reclassification had no impact on the Company's previously reported consolidated net income (loss), cash flows, or basic or diluted net income per share amounts.

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

DXI

Acquisition

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

Impairment

The Company performs its annual goodwill impairment test on January 1 of each year and during the year, whenever a triggering event for such an assessment is identified. During the third quarter of fiscal year 2018, the Company changed its product and marketing strategy for the use of DXI's technology and re-assessed the profitability outlook which triggered the requirement that the Company test the recorded goodwill for impairment in accordance with ASC 350-20-35, as amended by ASU 2017-04 (see Footnote 1, Recently Adopted Accounting Pronouncements). First, the Company estimated the fair value of its three reporting units using the market approach. Under the market approach, the Company utilized the market capitalization of its publicly-traded shares and comparable company information to determine revenue multiples which were used to determine the fair value of the reporting unit. Based on this approach, the Company determined that there was an indication of impairment for its DXI reporting unit in the UK as the carrying value including goodwill exceeded the estimated fair value. As largely independent cash flows could not be attributed to any assets individually the Company evaluated DXI's assets and liabilities as one asset group. Then the Company estimated the fair value of DXI's assets and liabilities as one asset group using discounted cash flow methods to determine the implied fair value of goodwill. The difference between this implied fair value of the goodwill and its carrying value was recorded as impairment. The outcome of the analysis resulted in a non-cash expense for impairment of property and equipment, intangible assets and goodwill of $0.3 million, $1.2 million and $8.0 million, respectively, which was recorded during the third quarter of fiscal year 2018 as a separate line item in the Company's Condensed Consolidated Statements of Operations.

These assets are reported within the Company's Europe (primarily UK) reporting segment (Footnote 9). The inputs used to measure the estimated fair value of goodwill are classified as a Level 3 fair value measurement due to the significance of unobservable inputs based on company specific information.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on May 30, 2017, and there have been no changes to the Company's significant accounting policies during the nine months ended December 31, 2017, except as described in the "Recently Adopted Accounting Pronouncements" section below.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Stock-based Payment Accounting, which simplified certain aspects of accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The following is a summary of the impact the adoption of this ASU on the Company's consolidated financial statements:

  In recording stock-based compensation expense, the ASU allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. The Company has elected to continue to include an estimate of forfeitures in its stock-based compensation expense. Therefore, the ASU had no impact to the Company's consolidated financial statements.
  The ASU requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, the Company already included these cash flows in financing activities. Therefore, the adoption of the ASU had no impact.
  The ASU requires previously unrecognized excess tax benefits from stock-based compensation to be recognized on a modified retrospective basis. Unrecognized tax benefits result when a deduction for stock-based compensation does not reduce taxes payable. The impact of the ASU on the Company's deferred tax assets is disclosed in Note 7.
  The ASU also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity on either a retrospective or prospective basis. The Company has elected to apply this provision of the ASU only on a prospective basis beginning with the first quarter of fiscal 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill and instead requires an entity to record an impairment charge based on the excess of a reporting unit's carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early and prospectively adopt the provisions of ASU 2017-04 in the third quarter of fiscal 2018. The early adoption resulted in the Company recognizing goodwill impairment of the amount by which a reporting unit's carrying value exceeds its fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015, 2016, and 2017, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on April 1, 2018 and permits the use of either the full retrospective or modified retrospective transition method. The Company has preliminarily selected the modified retrospective method as the transition method.

The Company is in the middle stages of assessing the impact of the new standard on the Company's accounting policies, processes and system requirements. The Company has assigned internal resources and engaged third-party service providers to assist with the assessment and implementation. The Company currently believes the most significant impact will be to the allocation of consideration in a contract between product and service performance obligations and allocations to professional services performance obligations, as well as the deferral of certain sales commission as capitalized contract costs, which are expensed under current accounting principles.

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

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of December 31, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$15,602	$-	$-	$15,602	$15,602	$-
Level 1:
Money market funds	16,167	-	-	16,167	16,167	-
Subtotal	31,769	-	-	31,769	31,769	-
Level 2:
Commercial paper	18,277	-	(5)	18,272	-	18,272
Corporate debt	78,987	11	(70)	78,928	-	78,928
International government securities	2,496	-	(4)	2,492	-	2,492
Asset backed securities	25,407	-	(32)	25,375	-	25,375
Agency bond	4,141	-	-	4,141		4,141
Subtotal	129,308	11	(111)	129,208	-	129,208
Total assets	$161,077	$11	$(111)	$160,977	$31,769	$129,208

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$29,122	$-	$-	$29,122	$29,122	$-
Level 1:
Money market funds	11,908	-	-	11,908	11,908	-
Mutual funds	2,000	-	(194)	1,806	-	1,806
Subtotal	43,030	-	(194)	42,836	41,030	1,806
Level 2:
Commercial paper	19,144	8	-	19,152	-	19,152
Corporate debt	83,995	61	(58)	83,998	-	83,998
Asset backed securities	26,906	4	(22)	26,888	-	26,888
Mortgage backed securities	116	-	(1)	115	-	115
Agency bond	2,000	-	-	2,000	-	2,000
Subtotal	132,161	73	(81)	132,153	-	132,153
Total assets	$175,191	$73	$(275)	$174,989	$41,030	$133,959
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

Contractual maturities of investments as of December 31, 2017 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$87,647
Due after one year	41,561
Total	$129,208

Contingent Consideration and Escrow Liability

The Company's contingent consideration liability, included in other accrued liabilities and noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2017, was associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal year 2016. This contingent liability was classified as level 3 within the fair value hierarchy. The remaining liability of $0.1 million was settled and paid as of December 31, 2017.

3. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2017			March 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$19,194	(9,540)	$9,654	$18,685	$(7,010)	$11,675
Customer relationships	9,631	(7,084)	2,547	9,419	(6,187)	3,232
Trade names/domains	2,108	(1,632)	476	2,036	-	2,036
In-process research and development	95	(95)	-	95	-	95
Total acquired identifiable intangible assets	$31,028	$(18,351)	$12,677	$30,235	$(13,197)	$17,038

At December 31, 2017, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2018	$1,017
2019	3,918
2020	3,087
2021	2,719
2022	1,715
Thereafter	221
Total	$12,677

During the first quarter of fiscal year 2018, the Company determined that the tradename/domains no longer have an indefinite life and has assigned those assets an estimated life of two years. Amortization expenses associated with tradename/domains are included in selling and marketing expenses in the condensed consolidated statements of operations. During the third quarter of fiscal 2018, the Company recorded an impairment charge for technology and tradenames/domains associated with the DXI acquisition. See Footnote 1 for further discussion.

4. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance at March 31, 2017	$27,309	$18,827	$46,136
Impairment loss	-	(8,036)	(8,036)
Foreign currency translation	-	1,476	1,476
Balance at December 31, 2017	$27,309	$12,267	$39,576

During the third quarter of fiscal 2018, the Company recorded an impairment charge for goodwill related to its DXI reporting unit. See Footnote 1 for further discussion.

5. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company leases its headquarters in San Jose, California, and also leases office space under non-cancelable operating leases in various domestic and international locations. Future minimum annual lease payments as of December 31, 2017 were as follows (in thousands):

Amount
Remaining 2018	$1,434
2019	5,797
2020	5,108
2021	2,637
2022	2,330
Thereafter	5,167
Total	$22,473

The Company has entered into a series of noncancelable capital lease agreements for data center and office equipment bearing interest at various rates.

Other Commitments, Indemnifications and Contingencies

With the exception of the new San Jose, California headquarter lease (Footnote 10), there were no material changes in our other commitments under contractual obligations, indemnification and other contingencies since March 31, 2017.

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

On August 22, 2017, the Company was named as a defendant in Venadium LLC v. 8x8 Inc., filed in the District of Delaware (Civil Action No. 1:17-cv-1176-LPS-CJB) along with five other defendants. Plaintiff Venadium LLC sued the Company for alleged patent infringement concerning alleged activities involving the Company's alleged methods for protecting computer programs. Based on the Company's subscription to certain patent risk management services, the Company settled the suit without needing to respond to the Complaint. The settlement amount was immaterial. On October 5, 2017, Plaintiff Venadium LLC filed a Notice of Voluntary Dismissal of Defendant (with prejudice) pursuant to Federal Rule of Civil Procedure 41(a)(1), thereby effecting formal dismissal of the suit without a Court Order. Accordingly, the lawsuit was resolved and withdrawn before the Company was obligated to respond to the Complaint.

On August 25, 2017, the Company was named as a defendant in Hublink, LLC v. 8x8 Inc., based on a Complaint filed in the District of Delaware (Civil Action No. 1:17-cv-1214-GMS) along with four other defendants. Plaintiff Hublink, LLC sued the Company for alleged patent infringement concerning alleged activities involving alleged implementations of the Company's videophone communications uses and/or offerings. Based on the Company's subscription to certain patent risk management services provided by a third party on October 31, 2017, Plaintiff Hublink, LLC filed a Notice of Voluntary Dismissal of Defendant (with prejudice) pursuant to Federal Rule of Civil Procedure 41(a)(1), thereby effecting formal dismissal of the suit without a Court Order. Accordingly, the lawsuit was resolved and withdrawn before the Company was obligated to respond to the Complaint.

6. STOCK-BASED COMPENSATION

The following table summarizes information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of service revenue	$455	$538	$1,319	$1,338
Cost of product revenue	-	-	-	-
Research and development	1,794	1,061	4,445	2,811
Sales and marketing	3,362	2,452	8,577	6,118
General and administrative	2,519	2,020	6,797	5,363
Total	$8,130	$6,071	$21,138	$15,630

	Nine Months Ended
	December 31,
	2017	2016
Stock options outstanding at the beginning of the period:	4,462	4,793
Options granted	427	359
Options exercised	(421)	(339)
Options canceled and forfeited	(176)	(42)
Options outstanding at the end of the period:	4,292	4,771
Weighted-average fair value of grants during the period	$5.30	$5.47
Total intrinsic value of options exercised during the period	$4,312	$3,704
Weighted-average remaining recognition period at period-end (in years)	2.14	2.12

Stock awards outstanding at the beginning of the period:	4,950	4,627
Stock awards granted	2,884	2,116
Stock awards vested	(1,615)	(1,419)
Stock awards canceled and forfeited	(447)	(286)
Stock awards outstanding at the end of the period:	5,772	5,038
Weighted-average fair value of grants during the period	$13.89	$15.07
Weighted-average remaining recognition period at period-end (in years)	2.67	2.56

Total unrecognized compensation expense at period-end	$64,625	$51,372

Performance Stock Units

During the nine months ended December 31, 2017, the Company issued restricted performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service. These PSUs vest (1) 50% on September 19, 2019 and (2) 50% on September 19, 2020, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR) for each 1% of positive or negative relative TSR, and the number of shares earned will increase or decrease at the end of each respective performance measurement period by 2% of the target numbers. In the event the Company's common stock performance is below negative 30% relative to the benchmark, no shares will be issued. These PSU grants are included in the restricted stock unit activity disclosure for the nine months ended December 31, 2017.

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

Stock Repurchases

In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Plan at December 31, 2017 was approximately $7.1 million.

The stock repurchase activity as of December 31, 2017 is summarized as follows (in thousands):

		Weighted Average
	Shares	Price	Amount
	Repurchased	Per Share	Repurchased (1)
Balance as of September 30, 2017	1,064	$13.23	$14,081
Purchase of common stock under 2017 Repurchase Plan	299	12.81	3,826
	1,363	$13.14	$17,907

(1) Amount excludes commission fees.

The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the period of repurchase.

7. INCOME TAXES

EFFECTIVE TAX RATE AND VALUATION ALLOWANCE

The Company's effective tax rate was -400.7% and -2.2% for the three months ended December 31, 2017 and 2016, respectively. The difference in the effective tax rate and the blended U.S. federal statutory rate of 31.5% for the three months ended December 31, 2017 was due primarily to the recording of a full valuation allowance against our deferred tax assets in the period. The difference in the effective tax rate and the U.S. federal statutory rate of 34% for the three months ended December 31, 2016 was due primarily to the geographic mix of profits and losses.

The Company accounts for income taxes under the asset and liability approach and records deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In evaluating the ability to utilize deferred tax assets, management considers available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. A valuation allowance against deferred tax assets is recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Judgment is required in evaluating this ability to utilize deferred tax assets.

The Company recorded a full valuation allowance against its U.S. deferred tax assets in the period ended December 31, 2017, as it considered its cumulative loss in recent years to be substantial negative evidence for establishing the valuation allowance. As a result, the Company recognized a discrete tax expense of $71 million in the period. The Company will continue to assess the future realization of our deferred tax assets in each applicable jurisdiction and will adjust the valuation allowance accordingly.

ASU 2016-09 IMPACT

As described in Note 1, the Company adopted the updated accounting standard for share-based payment accounting in first quarter of fiscal 2018. As a result, the Company recorded deferred tax assets of approximately $17.6 million with a corresponding increase to retained earnings related to previously unrecognized excess tax benefits. For the first quarter of fiscal 2018, the Company recognized approximately $0.4 million of excess tax benefits within the provision for income taxes. Additionally, the Company elected to prospectively apply the change in presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Accordingly, prior period classification of cash flows related to excess tax benefits were not adjusted.

THE TAX CUTS AND JOBS ACT ("the Act")

The Act was enacted on December 22, 2017. Among numerous provisions, the Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

Deferred Tax Assets and Liabilities Impact

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Accordingly, deferred tax assets decreased approximately $22 million in the period ended December 31, 2017. However, because the Company recorded a full valuation allowance, the decrease in deferred tax assets from the tax rate change was fully offset by a corresponding decrease in valuation allowance. As a result, there was no impact to the provision for income taxes due to the change in tax rate.

Foreign Tax Impact

The one-time transition tax on foreign sourced earnings is based on the Company's total post-1986 earnings and profits (E&P) for which U.S. income taxes have been previously deferred. The Company did not record a one-time transition tax liability for its foreign subsidiaries as it does not have any untaxed foreign accumulated earnings as of the measurement dates.

8. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net loss available to common stockholders	$(88,520)	$(1,325)	$(91,235)	$(1,826)

Denominator:
Common shares - basic and diluted	92,029	90,774	91,709	90,062

Net loss per share
Basic	$(0.96)	$(0.01)	$(0.99)	$(0.02)
Diluted	$(0.96)	$(0.01)	$(0.99)	$(0.02)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Stock options	4,292	4,771	4,292	4,771
Stock awards	5,772	5,038	5,772	5,038
Total anti-dilutive shares	10,064	9,809	10,064	9,809

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

Revenues are attributed to each segment based on the ordering location of the customer or ship to location.

The following tables set forth the segment and geographic information for each period (in thousands):

	Revenue for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Americas (principally US)	$67,826	$57,654	$195,342	$167,686
Europe (principally UK)	7,749	6,022	21,814	19,214
	$75,575	$63,676	$217,156	$186,900

Revenue is based upon the destination of shipments and the customers' service address. For the three and nine months ended December 31, 2017 and 2016, intersegment revenues of approximately $3.9 million and $1.8 million, and $10.6 million and $4.4 million, respectively, were eliminated in consolidation, and have been excluded from the table above.

	Depreciation and Amortization for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Americas (principally US)	$2,591	$1,647	$7,460	$4,923
Europe (principally UK)	1,366	871	3,854	2,738
	$3,957	$2,518	$11,314	$7,661

	Net Income (Loss) for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Americas (principally US)	$(76,854)	$831	$(75,468)	$4,341
Europe (principally UK)	(11,666)	(2,156)	(15,767)	(6,167)
	$(88,520)	$(1,325)	$(91,235)	$(1,826)

	December 31, 2017		March 31, 2017
	Total	Property and	Total	Property and
	Assets	Equipment, net	Assets	Equipment, net
Americas (principally US)	$235,054	$24,880	$284,011	$19,480
Europe (principally UK)	39,871	7,671	49,844	4,581
	$274,925	$32,551	$333,855	$24,061

10. SUBSEQUENT EVENTS

On January 23, 2018, the Company entered into a 132-month lease to rent approximately 162,000 square feet for a new Company headquarters in San Jose, California. The lease term begins on January 1, 2019 or such earlier date on which the Company first commences to conduct business on the premises. The Company has the option to extend the lease for one additional five-year term, on substantially the same terms and conditions as the prior term but with the base rent rate adjusted to fair market value at that time.

Base rent is approximately $512,000 per month for the first 12 months of the lease, and the rate increases 3% on each anniversary of the lease commencement date. The Company is entitled to full rent abatement during the first 10 months of the lease term and 50% rent abatement during the next four months of the lease term. The Company is also responsible for paying its proportionate share of building and common area operating expenses, property taxes and insurance costs.

The Company is entitled to a one-time tenant improvement allowance of approximately $13.3 million, the full amount of which must be used within 12 months of the lease commencement date.

The Company has procured a standby letter of credit in the amount of $8.1 million (Footnote 5) for the benefit of the landlord, which may be drawn down in the event the Company defaults in the payment of its obligations under the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to - customer acceptance and demand for our cloud communications and collaboration services; the quality and reliability of our services; the prices for our services; customer renewal rates; customer acquisition costs; our ability to compete effectively in the hosted telecommunications and cloud-based computing services business; actions by our competitors, including price reductions for their competitive services, our ability to provide cost-effective and timely service and support to larger distributed enterprises; the impact of risks associated with our international operations; potential federal and state regulatory actions; compliance costs; potential warranty claims and product defects; our need for and the availability of adequate working capital; our ability to innovate technologically; the timely supply of products by our contract manufacturers; our management's ability to execute its plans, strategies and objectives for future operations, including the execution of integration plans, and the timing and extent of improvements in operating results from increased spending for marketing, sales and R&D; our management's ability to realize the expected benefits of our acquisitions, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2017 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We are a leading provider of global cloud communications and customer engagement solutions to over a million business users worldwide, empowering them to deliver exceptional customer experiences. Our suite of products weaves together unified cloud communications, conferencing, collaboration, and contact center solutions so today's organization can provide a positive customer and employee engagement experience by any channel and with real time access to systems of record and subject matter experts. Our technology provides one integrated management platform with one communication experience for employees and customers, as well as a real-time data analytics platform for constant learning and improvement.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this report refers to the fiscal year ending March 31 of the calendar year indicated (for example, fiscal 2018 refers to the fiscal year ending March 31, 2018).

SUMMARY AND OUTLOOK

In the third quarter of fiscal year 2018, our service revenue from mid-market and enterprise customers grew 28% year-over year and represented 59% of total service revenue. New monthly recurring revenue (MRR) bookings from mid-market and enterprise customers was 65% of total bookings for the quarter and represented a 40% increase from the year ago quarter, reflecting strong demand for our services in our target market segments. Also, average monthly service revenue per mid-market and enterprise business customer (ARPU) increased 8% to a record $4,765, compared with $4,412 in the same period last year. The increase resulted from our success in selling a greater number of subscriptions to larger, more established customers.

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

In order to position ourselves most effectively for our next phase of growth, we will pursue the following strategic initiatives:

First, we aligned global business units around our core market segments to optimize for growth. We bifurcated our internal sales operations into two separate sales operations - Small Business & eCommerce and Mid-market & Enterprise. These operations will align sales and delivery, connecting demand generation, services and support to drive revenue growth and profitability globally. Small Business & eCommerce will focus on our high-volume, transactional business, with the objective of accelerating growth and productivity through eCommerce and self-service. Midmarket & Enterprise will focus on creating leads through our internal demand generation portal and leveraging channel relationships to drive our consultative approach to our land and expand strategy for larger accounts in the North America, Europe, Middle East and Asia, and Asia-Pacific regions.

Second, we made executive appointments in our engineering, product, marketing and sales organizations to align with our new sales operations and accelerate adoption of our solutions across all market segments.

Third, we are transforming our product packaging and pricing through 8x8 Editions to streamline customer acquisition and leverage our integrated communications platform.

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

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the third fiscal quarter of 2018, we conducted an impairment test of the Company's goodwill. As a result of the test, we recorded impairment charges for goodwill and other assets in one of our reporting units in the United Kingdom totaling $9.5 million. Refer to Note 1 to our Condensed Consolidated Unaudited Financial Statements in Part I, Item 1.  We also recorded a full valuation allowance against our deferred tax assets of $71 million. Refer to Note 7 to our Condensed Consolidated Unaudited Financial Statements in Part I, Item 1. Actual results may differ from these estimates under different assumptions or conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2017	2017	2017	2017	2016
Business customers average monthly service revenue per customer (1)	$454	$442	$432	$426	$414
Monthly business service revenue churn (2)(3)	0.4%	0.4%	0.6%	0.7%	1.0%

Overall service margin	83%	81%	82%	83%	83%
Overall product margin	-27%	-17%	-22%	-9%	-20%
Overall gross margin	78%	75%	76%	77%	77%

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

(3)	Excludes DXI business customer service revenue churn for all periods presented.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$71,891	$60,149	$11,742	19.5%
Percentage of total revenue	95.1%	94.5%
Nine months ended	$205,105	$173,162	$31,943	18.4%
Percentage of total revenue	94.5%	92.6%

Service revenue consists primarily of our 8x8 cloud communication and collaboration services.

8x8 service revenues increased in the three and nine months of fiscal year 2018 compared to the same period of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $414 at December 31, 2016 to $454 at December 31, 2017.

We expect growth in the number of business customers and average monthly service revenue per customer to continue for the remainder of fiscal 2018.

	December 31,		Dollar	Percent
Product revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$3,684	$3,527	$157	4.5%
Percentage of total revenue	4.9%	5.5%
Nine months ended	$12,051	$13,738	$(1,687)	-12.3%
Percentage of total revenue	5.5%	7.4%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud communication service. Product revenue increased and decreased for the three and nine months ended December 31, 2017, respectively, primarily due to an increase and decrease in equipment sales to business customers and an increase in rebates offered to customers for the purchase of IP telephones.

No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2017 or 2016.

	December 31,		Dollar	Percent
Cost of service revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$12,318	$10,525	$1,793	17.0%
Percentage of service revenue	17.1%	17.5%
Nine months ended	$36,737	$31,597	$5,140	16.3%
Percentage of service revenue	17.9%	18.2%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third- party carriers, and technology licenses.

Cost of service revenue for the three months ended December 31, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.6 million increase in amortization of intangibles and capitalized software expenses, a $0.5 million increase in third-party network services expenses, a $0.2 million increase in payroll and related costs, and a $0.2 million increase in depreciation expense.

Cost of service revenue for the nine months ended December 31, 2017 increased over the comparable period in the prior fiscal year primarily due to a $1.2 million increase in amortization of intangibles and capitalized software expenses, a $1.1 million increase in third-party network services expenses, a $0.6 million increase in computer supply expenses, a $0.5 million increase in payroll and related expenses, a $0.5 million increase in depreciation expense, and a $0.4 million increase in license and fee expenses.

We expect cost of service revenue to increase moderately as a percentage of service revenue during the remainder of fiscal year 2018.

	December 31,		Dollar	Percent
Cost of product revenue	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,675	$4,240	$435	10.3%
Percentage of product revenue	126.9%	120.2%
Nine months ended	$14,657	$15,527	$(870)	-5.6%
Percentage of product revenue	121.6%	113.0%

The cost of product revenue consists primarily of IP Telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.

The cost of product revenue for the three and nine months ended December 31, 2017 changed over the comparable period in the prior fiscal year primarily due to the amount of equipment shipped to customers. The increase in negative margin was due to additional discounting of equipment in the current period and an increase in rebates offered to customers for the purchase of IP telephones.

	December 31,		Dollar	Percent
Research and development	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$8,527	$7,095	$1,432	20.2%
Percentage of total revenue	11.3%	11.1%
Nine months ended	$24,781	$20,310	$4,471	22.0%
Percentage of total revenue	11.4%	10.9%

Research and development expenses consist primarily of personnel, system prototype design, and equipment costs necessary for us to conduct our development and engineering efforts.

The research and development expenses for the three months ended December 31, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.5 million increase in payroll and related costs, net of costs capitalized in accordance with ASC 350-40, a $0.4 million increase in stock-based compensation expense, a $0.2 million increase in travel expenses, as well as other smaller cost increases.

The research and development expenses for the nine months ended December 31, 2017 increased over the comparable period in the prior fiscal year primarily due to a $1.5 million increase in payroll and related costs, net of costs capitalized in accordance with ASC 350-40, a $1.3 million increase in stock-based compensation expenses, a $0.5 million increase in travel expenses, and a $0.2 million increase in recruiting expenses, as well as other smaller cost increases.

We expect research and development expenses to remain a consistent percentage of total revenue during the remainder of fiscal year 2018 as we continue to invest in our product offerings.

	December 31,		Dollar	Percent
Sales and marketing	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$48,830	$35,667	$13,163	36.9%
Percentage of total revenue	64.6%	56.0%
Nine months ended	$131,103	$101,049	$30,054	29.7%
Percentage of total revenue	60.4%	54.1%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for three months ended December 31, 2017 increased over the comparable period in the prior fiscal year primarily due to a $6.6 million increase in payroll and related costs, a $1.7 million increase in channel commission expenses, a $1.1 million increase in lead generation expenses, a $1.0 million increase in stock-based compensation costs, a $1.0 million increase in consulting, temporary personnel, and outside services, and a $1.0 million increase in travel expenses.

Sales and marketing expenses for the nine months ended December 31, 2017 increased over the same period in the prior fiscal year primarily due to an $15.5 million increase in payroll and related costs, a $3.5 million increase in indirect channel commissions, a $2.6 million increase in stock-based compensation expenses, a $2.2 million increase in lead generation expenses, a $1.8 million increase in travel expenses, and a $1.7 million increase in consulting, temporary personnel, and outside services.

We expect sales and marketing expenses to increase as percentage of total revenue during the remainder of fiscal year 2018 as we continue to invest in the acquisition of mid-market and enterprise customers.

	December 31,		Dollar	Percent
General and administrative	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$10,003	$7,852	$2,151	27.4%
Percentage of total revenue	13.2%	12.3%
Nine months ended	$28,575	$21,400	$7,175	33.5%
Percentage of total revenue	13.2%	11.4%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources, legal and general management.

General and administrative expenses for three months ended December 31, 2017 increased over the comparable period in the prior fiscal year primarily due to a $0.8 million increase in payroll and related costs, a $0.5 million increase in stock-based compensation costs, a $0.5 million increase in depreciation expense, as well as other smaller cost increases.

General and administrative expenses for the nine months ended December 31, 2017 increased over the same period in the prior fiscal year primarily because of a $2.6 million increase in payroll and related expenses, a $1.4 million increase in stock-based compensation expenses, a $1.1 million increase in consulting, temporary personnel, and outside services, a $0.4 million increase in computer supply expenses, as well as other smaller cost increases.

We expect general and administrative expenses to increase moderately as a percentage of total revenue during the remainder of fiscal year 2018.

	December 31,		Dollar	Percent
Impairment of equipment, intangible assets, and goodwill	2017	2016	Change	Change
	(dollar amounts in thousands)
Three and Nine months ended	$9,469	-	9,469	100%

As described in Note 1 to the consolidated financial statements, in the third fiscal quarter of 2018, we recorded a $9.5 million impairment charge for goodwill and other assets associated with DXI.

	December 31,		Dollar	Percent
Other income, net	2017	2016	Change	Change
	(dollar amounts in thousands)
Three months ended	$569	$408	$161	39.5%
Percentage of total revenue	0.8%	0.6%
Nine months ended	$3,084	$1,209	$1,875	155.1%
Percentage of total revenue	1.4%	0.6%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal years 2018 and 2017. During the first quarter of fiscal year 2018, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.

	December 31,		Dollar
Provision (benefit) for income tax	2017	2016	Change
	(dollar amounts in thousands)
Three months ended	$70,842	$30	$70,812
Percentage of loss before
provision for income taxes	-400.7%	-2.3%
Nine months ended	$66,153	$52	$66,101
Percentage of income loss before
provision for income taxes	-263.7%	-2.9%

For the three months and nine months ended December 31, 2017, we recorded an income tax expense of $70.8 million and $66.1 million, respectively, mostly related to the recording of a full valuation allowance established against our deferred tax assets in the current quarter. For the three months and nine months ended December 31, 2016, we recorded an income tax expense of $30,000 and $52,000, respectively, all of which related to income from operations. Our effective tax rate was -400.7% and -2.2% for the three months ended December 31, 2017 and 2016, respectively. The change in our effective tax rate was mainly due to the recording of a full valuation allowance against our deferred tax assets.

As described in Note 7 of our notes to Condensed Consolidated Financial Statements, we record deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss at December 31, 2017. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets in the period ended December 31, 2017.

The Tax Cuts and Jobs Act ("the Act") enacted December 22, 2017, significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains significant changes to corporate taxation, including reduction of the corporate income tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings (subject to certain tests), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded no one-time transition tax liability for our foreign subsidiaries as we do not have any untaxed foreign accumulated earnings.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $161 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the nine months ended December 31, 2017 was approximately $19.4 million, compared with $22.2 million for the nine months ended December 31, 2016. Cash provided by operating activities has historically been affected by the amount of net income (loss), changes in working capital accounts particularly in the timing and collection of payments, add-backs of non-cash expense items such as deferred taxes, depreciation and amortization, and with stock-based compensation.

The net cash used in investing activities for the nine months ended December 31, 2017 was $9.2 million, during which we had proceeds from maturity and sale of short term investments of approximately $4.6 million, net of purchases of short term investments. We also had proceeds of $1.4 million from the settlement of an escrow claim in relation to our acquisition of DXI. We spent approximately $6.5 million on the purchase of property and equipment and capitalized $8.7 million of software costs in accordance with ASC 350-40. The net cash used in investing activities for the nine months ended December 31, 2016 was $20.6 million, during which we purchased approximately $10.2 million of short term investments, net of sales and maturities of short term investments. We spent approximately $6.5 million on the purchase of property and equipment, and we capitalized $3.9 million of internal use software.

Net cash used in financing activities for the nine months ended December 31, 2017 was approximately $19.8 million, which primarily resulted from $22.1 million of repurchases of our common stock related to shares withheld for payroll taxes and common stock repurchased under the 2017 Repurchase Plan, and $0.9 million in capital leases payments, offset by $3.3 million of cash received from the issuance of common stock under our employee stock plans. Net cash used in financing activities for the nine months ended December 31, 2017 was approximately $0.9 million, which primarily resulted from $2.7 million of cash received from the issuance of common stock under our employee stock purchase plan, reduced by $2.8 million of repurchases of our common stock related to shares withheld for payroll taxes, $0.5 million of payments on capital leases, and $0.3 million of payments of contingent consideration and escrow.

Contractual Obligations

With the exception of the new San Jose, California headquarter lease (Footnote 10), there were no significant changes in our commitments under contractual obligations during the nine months ended December 31, 2017, as disclosed in the Company's Annual Report on Form 10-K, for the year ended March 31, 2017.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal year 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as WiFi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage. Some of these broadband providers have stated that they may exempt their own customers from data-caps or offer other preferred treatment to their customers. Other providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband internet access services, have committed to not engaging in such behavior. These providers have the ability generally to increase their rates, which may effectively increase the cost to our customers of using our cloud software solutions.

On January 4, 2018, the Federal Communications Commission, or FCC, released an order (the Order) that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband Internet access lines. The FCC's January 4, 2018, Order is not yet effective and there are efforts in Congress to prevent the Order from becoming effective. Additionally, a number of state attorneys' general have filed an appeal of the FCC's January 4, 2018, Order and others may also appeal the Order. We cannot predict whether the FCC's January 4, 2018, Order will become effective or whether it will withstand appeal.

Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers' use of applications and services, like ours. If such providers were to degrade, impair or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our retail offerings that may make our services less competitive. We cannot predict the potential impact of the FCC's January 4, 2018, Order on us at this time nor can we evaluate our potential liability at this time.

The regulatory treatment of prioritization or degradation of traffic over the internet, also known as net neutrality, varies widely among the jurisdictions in which we operate. While certain jurisdictions, such as the European Union have strong protections for competitive services such as ours, other countries either lack a net neutrality framework altogether or otherwise have lax enforcement of their rules. Broadband internet access provider interference could result in a loss of existing users and increased costs, decreased profitability and could impair our ability to attract new users, thereby negatively impacting our revenue, profitability and growth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended December 31, 2017 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program

October 1 - October 31, 2017	298,713	$12.81	298,713	$7,065,978

November 1 - November 30, 2017	-	-	-	7,065,978

December 1 - December 31, 2017	-	-	-	$7,065,978

Total	298,713	$12.81	298,713

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2018

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Duly Authorized Officer)