Form 10-K
period 2018-03-31
8X8 INC /DE/
filed 2018-05-30
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

Commission file number 000-21783

8x8, Inc.
 (Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2125 O'Nel Drive
San Jose, CA    95131
(Address of Principal Executive Offices including Zip Code)

(408) 727-1885
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, PAR VALUE $.001 PER SHARE	Name of each exchange on which registered New York Stock Exchange

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
YES    ☐        NO    ☒

Based on the closing sale price of the Registrant's common stock on the NASDAQ Capital Market System on September 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.2 billion. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant, and any beneficial owners of more than 5% of the outstanding shares of common stock that the Registrant believes may be affiliates, have been excluded as shares that might be deemed to be held by affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's common stock outstanding as of May 23, 2018 was 93,004,774.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2018 for the 2018 Annual Meeting of Stockholders.

8X8, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2018

PART I

Forward-Looking Statements and Risk Factors

Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:

  market acceptance of new or existing services and features, customer acceptance and demand for our cloud communication and collaboration services, changes in the competitive dynamics of the markets in which we compete, the quality and reliability of our services,
  customer cancellations and rate of churn,
  our ability to scale our business,
  customer acquisition costs,
  our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure,
  risk of failure of our software,
  our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, and the costs of such compliance, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development, introduction and adoption of our cloud software solutions in markets outside of the United States, risk of cybersecurity breaches,
  general economic conditions that could adversely affect our business and operating results, implementation and effects of new accounting standards and policies in our reported financial results, and potential future intellectual property infringement claims and other litigation that could adversely effect our business and operating results.

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

ITEM 1. BUSINESS

Overview

A provider of enterprise cloud communications solutions, 8x8 helps businesses get their employees, customers and applications talking, and to make people more connected and productive worldwide. From a unified, proprietary platform, we offer unified communications, team collaboration, conferencing, contact center, analytics and other services to our business customers on a Software-as-a-Service (SaaS) model.

Small businesses were the first to transition their communications to the cloud starting several years ago, often based on its cost effectiveness, ease of deployment and inherent flexibility. Now, larger businesses that have adopted cloud-based solutions for other applications and processes are increasingly looking to modernize their communications in a similar fashion. We believe this adoption is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems; the fragmentation resulting from use of multiple on-premises systems, which has worsened as workforces have become more distributed and international; and the proliferation of personal mobile devices in the workplace.

Our solutions offer businesses a secure, reliable and simplified approach for businesses to transition their legacy, on-premises communications systems to the cloud. Our comprehensive solution, built from core cloud technologies that we own and manage internally, enables 8x8 customers to rely on a single provider for their global communications, contact center and customer support requirements. Combining these services allows our customers to eliminate information silos and expose vital, real-time communications data spanning multiple services, applications and devices which, in turn, can improve productivity, business performance and customer experience.

Our customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees. In recent years, we have increased our focus on the mid-market and enterprise customer segments, and in fiscal 2018, we generated a majority of our new services revenue from customers in these business segments.

The Challenge

Businesses today face increasing cost and complexity with deployments of communications and collaboration solutions. Companies of all sizes are managing a global, distributed workforce that seeks to leverage multiple forms of communication in their day-to-day interactions. The rapid rise of mobile devices in the enterprise has created demand for bring-your-own-device (BYOD) integration as part of a typical business' communications needs. CIOs and IT leaders are also increasingly focused on delivering superior customer experience as a strategic priority, and seeking ways to leverage their communications infrastructure to enable more personalized and productive customer interactions. Companies are looking to increase their competitive edge by also integrating their communications with Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), Human Capital Management (HCM) applications, and other back-office IT (information technology) systems within their communications infrastructure. Further complicating matters, business users are circumventing their IT departments by using a variety of self-selected third-party tools for team communications and collaboration, driving a shift in the buying center for communications and collaboration from IT to individuals, a phenomenon known in the industry as "shadow IT."

We believe traditional on-premises communications systems are unable to accommodate all of these needs in a cost-efficient manner. In addition to being difficult to deploy and expensive to maintain in multiple locations for a globally distributed workforce, these solutions often fail to provide the mobility, business continuity and integration capabilities required by modern business customers. BYOD demands from employees further complicate the delivery of a company-wide communication system using on-premises equipment. The result is a patchwork of communications systems with security risks that stretch across the organization and lost productivity.

The 8x8 Solution

We offer a scalable cloud communications platform comprising voice, chat, team collaboration, contact center, and analytics for businesses of all sizes across the globe. The key attributes of the 8x8 solution include:

  Intelligent Communication and Collaboration within a Single Integrated Software Platform. We believe that integrated communications and collaboration drives more efficient employee and customer engagement and greater business productivity. We are unique among our competitors in that we own the core technology and manage the platform behind all of our services (voice, call center and collaboration). We believe having control over our entire platform enables us to deliver a more unified and seamless experience for our customers across all aspects of the service — from the user interface, to the technical support experience. In addition, our 8x8 Sameroom technology helps our customers tear down information silos by providing interoperability among multiple third-party collaboration tools.

  Big Data, Analytics, and Artificial Intelligence. We have developed a suite of web-based analytics tools to help customers make informed decisions based on underlying communications data associated with 8x8 services and supported devices. We continue to make strategic investments in Artificial Intelligence (AI) and Machine Learning (ML) to develop new capabilities and features for our customers such as context-rich customer engagements, intelligent call routing and faster first-call resolution.

  Global Reach®. 8x8's Global Reach® initiative refers to our global strategy to provide enterprise-grade quality of service, reliability, security and support for our multinational customers. Our platform utilizes intelligent geo-routing technology, and leverages 15 data centers across seven dispersed regions - United States, Canada, United Kingdom, Continental Europe, Asia, South America, and Australia - to provide consistently high call quality to customers worldwide.

  Integration with Third-Party Business Applications. Our software uses a combination of open application program interfaces (APIs) and pre-built integrations to retrieve contextually relevant data from, and to enhance the functionality of, customers' third-party applications, including Salesforce, Microsoft Dynamics, Google, NetSuite, Zendesk, Oracle Sales Cloud, Bullhorn, and Hubspot.

  Intuitive User Experience.  Our web, desktop and mobile interfaces act as the communications portal for all 8x8 services and provide customers with a familiar and consistent user experience across all endpoints.

  Rapid Deployment. Business agility in the global, modern economy is a competitive necessity, and we embrace the notion that communication services should be deployable as quickly as possible. Our services can generally be provisioned in minutes from web-based administrative tools. We have automated our provisioning, billing and other systems to provide greater speed and flexibility in deployment for our customers. To ensure consistency and quality across our products and customer base, we have developed a standard, yet flexible, deployment methodology that we refer to as Elite Touch®. We apply this systematic approach to all of our deployments, regardless of size or complexity.

  Committed Service Quality over the Public Internet. We currently offer our qualifying enterprise customers an "end-to-end" service level agreement (SLA), with meaningful uptime and voice quality commitments, backed by service credits and a no-penalty early termination right for the customer under specified conditions.

  Emphasis on Security and Compliance.  We have invested heavily in achieving compliance with various industry standards, and we believe we have created a top-down culture of security and compliance, including a commitment to secure architecture and development.

Our Strategy

We are committed to developing and delivering the most innovative, reliable, scalable and secure cloud software for global business communications. Our strategy is informed by evolving market dynamics, including the growing adoption of cloud communications, collaboration and contact center software by larger commercial and enterprise customers, along with the unique attributes of our technology.

Key elements of our strategy include:

  Positioning, Selling and Supporting our X Series Product Line. We expect to launch 8x8's latest product innovation, X Series, in or around June 2018. Exemplifying our vision of a truly unified customer engagement solution, we expect X-Series to be an array of packaged offerings that have increasingly powerful engagement capabilities, including the packages that combine traditionally segregated unified communications and contact center services into a single comprehensive offering. We intend to continue investing in positioning, selling and supporting X-Series.

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

  Delivering One System of Engagement, providing for One System of Intelligence. We believe business communications solutions are increasingly requiring a breadth of software capabilities, from simple voice and team collaboration to complex multi-channel contact center capabilities, and we expect this trend to continue. We believe our ability to deliver a full spectrum of capabilities within a single cloud platform from a single vendor is a competitive advantage, especially for larger customers. We refer to this comprehensive set of services and capabilities that manages all communications into and out of an enterprise on a single cloud platform as a "system of engagement." By providing a common set of interaction capabilities and information about how an enterprise communicates with customers, partners, and employees, the "system of engagement" becomes the key business system to improve customer, partner, and employee experience with that enterprise. Additionally, we plan to continue expanding these services within our platform, including extending our contact center capabilities, adding deeper collaboration services, and bringing to market an increasing number of analytics-driven applications — in the process further enhancing the system of engagement to what we refer to as a "system of intelligence."

  Expanding our Global Footprint. As more and more businesses establish international operations, we believe companies will view traditional communication solutions bridging multiple geographies and carrier networks as cumbersome and expensive. We will continue to focus on expanding our ability to effectively and efficiently deliver our services into the countries and regions we currently serve. In addition, we plan to continue expanding the distribution of our services into new countries through a combination of organic growth, regional acquisitions, and channel partners.

  Acquiring Strategic Assets. We continue to identify, acquire and integrate strategic technologies, assets and businesses to expand the breadth and adoption of our cloud software offerings and drive growth, both domestically and internationally.

Our Products

Powered by company-owned and managed technologies, 8x8's solutions serve businesses of all sizes, scaling readily to serve large, globally distributed enterprise customers. All of our core software components work together and can be combined into different bundles depending on the business needs of our customers.

Over the course of fiscal 2018, we offered a variety of classic products:

  8x8 Virtual Office is a self-contained, feature rich, end-to-end solution that delivers high quality voice and unified communications-as-a-service globally.

  8x8 Virtual Contact Center is a multi-channel cloud-based contact center solution that enables even the smallest contact center to enjoy customer experience and agent productivity benefits that were previously available only to large contact centers at a much higher cost.

  8x8 Virtual Office Meetings is a cloud-based video conferencing and collaboration solution that enables secure, continuous collaboration with borderless high definition (HD) video and audio communications from mobile and desktop devices anywhere in the world.

  8x8 Sameroom provides an interoperability platform that enables cross-team messaging and collaboration within a large organization and between organizations. With the Sameroom technology, our customers can collaborate across more than twenty disparate team messaging solutions.

  Script8 (Scripting Engine) is a dynamic communications flow and routing engine that offers a scripting environment for intelligently routing communications data for specific workflows. Script8 allows end-users to create simple, personalized and customizable communications experiences, including communications control, external data source integration and intelligent routing.

While these components have worked well together, the capabilities of these products are being further integrated into a unified suite that we refer to as 8x8 X Series. We began releasing integrated product suites during our fiscal 2018 with offerings such as Virtual Office X8 Editions. During fiscal 2019, we will be accelerating the transition by driving X Series adoption.

We intend to offer the following product plans and capabilities in the 8x8 X Series:

  X1 through X4 are integrated suites that will provide efficient, intelligent, cloud-based, enterprise engagement solutions. The packages will deliver high quality voice and unified communications-as-a-service globally, enabling end users to use a single business phone number to place and receive calls at any supported device (including desktop phones, computers with the 8x8 desktop software installed and mobile devices with the 8x8 mobile app installed) over a broadband internet connection. Additionally, in ascending order, each package will incrementally offer more features expected by demanding communications and collaboration customers today, such as auto attendants; worldwide extension dialing; corporate directory with click-to-call functionality; presence, messaging and chat; call recording; call monitoring; internet fax; and the ability to interact contextually with inbound communication (email, call or chat). Customers can mix and match packages within their business to most effectively meet the needs of individual users.

  X Series Meetings is a cloud-based video conferencing and collaboration solution that enables secure, continuous collaboration with borderless high definition (HD) video and audio communications from mobile and desktop devices anywhere in the world. Meetings is integrated within the X Series desktop and mobile experience, allowing users to schedule meetings, initiate instant collaboration on the fly, transition instant messaging conversations into a meeting from a single application, share content, and record meetings.

  Open Team Messaging Platform provides an integrated open team messaging platform to facilitate modern modes of communication with support for direct messages, public and private team messaging rooms, short messaging service (SMS), presence, emojis, and @mentions. 8x8 Sameroom technology provides interoperability between 8x8 Team Messaging and 3rd party messaging platforms for cross-team messaging and collaboration interactions between internal and external departments and organizations.

  X5 through X8 will deliver employee experience and deep customer engagement through integrated cloud communication, contact center software and collaboration solutions. These packages build off the preceding X Series bundles, adding intelligent, easy-to-use, rapid to deploy cloud contact center solutions or more robust omni-channel cloud contact center solutions. Additionally, each package will incrementally offer different features, such as self-services configuration, programmable IVR tool, automatic queuing and routing, skills-based routing, browser-based agent console, multimedia management, real-time monitoring and reporting, internal chat, voice recording and logging, historical reporting, customer call back, contact and case management tools, and speech analytics.

Our Technology

We introduced our first communications SaaS offering in 2002, and have since expanded our solutions, features and capabilities. Our services are powered by internally-owned and operated technologies and are delivered to our customers from our cloud communications platform. From inception through March 31, 2018 we have been awarded more than 150 United States patents covering a variety of voice and video communications, signaling, processing, analytics, and storage technologies. Many of our current patents apply to the communications software used in our various SaaS solutions.

We developed our Global Reach patented technology with the goal of ensuring that 8x8 voice communications, placed or received anywhere on the globe on any compatible device, can have the same consistent quality as a local call within a single area code. Many hosted Voice over Internet Protocol (VoIP) solutions route call data through the same, predetermined data center, regardless of the physical or geographic location of callers. By contrast, when an end-user makes a call using our solution, our patented technology seeks out the closest data center to the caller's location, subject to service quality, security and data sovereignty considerations. We call this "geo-routing." Our proprietary technologies take into account current Internet and carrier network conditions and determine the best route virtually instantaneously, ensuring that latency is minimized within the available routing options.

Our software solutions provide mission critical services to our business customers. Therefore, we have developed technologies and architectures that embed high reliability and uptime into our software.

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

In addition, we have instrumented hundreds of thousands of 8x8 endpoints to provide details of quality of connection information at the end of each call to 8x8's internal network operations environment. This is possible due to our full control over the core networking stack and the transit connections in our data centers.

Our technologies include a number of deployment methodologies that promote consistency and efficiency in the implementation of our services , while driving customer adoption of our more advanced software features. We also manage and port existing business numbers globally, and we provide local number porting services in more than 40 countries. Our software provides connectivity to emergency services and other services required by telecommunications regulations in different regions of the world. We have developed our own proprietary billing software which is closely integrated with our products.

Finally, a key aspect of our technology, especially critical for larger enterprise customers and certain industry verticals, such as healthcare, is our emphasis on security and compliance, which we have addressed through specific measures such as our end-to-end encryption technologies and certifications with various regulations and industry standards as described above.

Sales, Marketing and Promotional Activities

We market our services directly to end users through a variety of means, including search engine marketing and optimization, third-party lead generation sources, industry conferences, trade shows, webinars, and digital advertising channels. We employ a direct sales organization, consisting of inside and field-based sales agents, and we partner with an indirect channel partner network consisting of value-added resellers (VARs), master agents, independent software vendors (ISVs), system integrators and service providers. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, although we also have arrangements with a number of partners who resell our services to their own customers, with whom we do not contract directly. For mid-market and enterprise customers, our sales professionals work closely with inside technical support, sales engineers and deployment specialists to develop customized solution proposals based on individual customer requirements.

In fiscal 2018, we invested in new and unique demand generation programs for our channel partners, including new partner enablement tracks with dedicated resources, online customer return on investment (ROI) tools, co-branded marketing materials and our "PartnerConnect" portal which, among other capabilities, allows partners to launch and manage multi-touch digital co- marketing campaigns.  We also continued to invest in developing partner deployment and support certification programs.

We believe the 8x8 partner channel strategy has been a critical component of our strategy for winning large and mid-market enterprise business, and in this most recent fiscal year, we significantly expanded and enhanced our global partner program.

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

Cloud Communications and Contact Center Services Providers

For customers looking to implement cloud-based communications, we compete with other cloud communication software providers such as RingCentral, Fuze, Vonage, Five9 and InContact/Nice. We believe that the integration of our services over a common platform, including contact center, differentiates our services from those offered by these competitors.

Large Internet and Cloud Services Vendors

We also face competition from communications and collaboration software vendors such as Cisco, Google, Amazon Web Services and Microsoft, some of which are well established in the communications industry while others have only recently begun to market cloud communications solutions. Some of these competitors have developed strong software solutions for its respective communications and/or collaboration silo. Many of these competitors are substantially larger, better capitalized, and more well-known than we are. However, we believe that a collective deployment of these software solutions is likely to be more expensive and cumbersome for customers, when compared to similar deployments of our services.

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

Operations

Our operations infrastructure consists of data management, monitoring, control, and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of our operations infrastructure include a prospective customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, detailed call record storage and billing and integration with third-party applications. We maintain a call-switching platform in software that manages call admission, call control and call rating and routes calls to an appropriate destination or customer premises equipment.

Network Operations Center

We maintain global network operations centers at our headquarters in San Jose, California and in Cluj-Napoca, Romania, and employ experienced staff in voice and data operations in US, UK, and Romania to provide 24-hour operations support, seven days per week. We use various tools to monitor and manage elements of our network and our partners' networks in real time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations centers provide technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners and data center providers to augment our monitoring and response efforts.

In the event of a major disruption at a data center, such as a natural disaster, failover between data centers for 8x8 Virtual Office is designed to occur almost instantly and with minimal disruption. In addition, most of the maintenance services performed by 8x8 do not interrupt the service we provide to customers. For example, we can move the core call flow processing from one data center to another without dropping a call. We offer local redundancy (i.e., failover to a data center within the same region) as a standard feature of 8x8 Virtual Contact Center, and geographical redundancy (i.e., failover to a data center in a different region) can be enabled as an option to provision geo-redundant tenants on multiple sites.

Customer and Technical Support

8x8 maintains a global customer support organization with operations in the United States, United Kingdom, Philippines, Singapore, and Romania. Customers can access 8x8 customer support services directly from the company website, or receive multi-channel technical support via phone, chat, web and email. Emergency support is available on a 24x7 basis.

We take a lifecycle approach to customer support, supporting customers from onboarding to deployment and training, and through the renewal process, to drive greater user adoption of 8x8 services. For our larger enterprise customers, our Elite Touch implementation methodology utilizes a Deployment Management team and provides active support through the "go-live" date at each customer site. We also have an Elite Customer Success Program, and, for a certain profile of customer, a dedicated Customer Success Manager, as a single point of contact for every aspect of the post-sale relationship.  Finally, we offer a variety of training classes through our 8x8 Academy, either through instructor-led classes or self-paced eLearning.

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

Research and Development

The cloud communications market is characterized by rapid technological changes and advancements, typical of most SaaS markets. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services, and make these enhancements available to our customers frequently. Research and development expenses in each of the fiscal years ended March 31, 2018, 2017 and 2016 were $34.8 million, $27.5 million, and $24.0 million, respectively.

We plan to invest in expanding the set of services within our platform, including extending our contact center capabilities, adding deeper collaboration services, and bringing an increasing number of analytics-driven applications to market. Our development programs continue to focus on the integration and functionality of our products and services with other SaaS products, such as Google's GSuite, Salesforce.com, NetSuite, Zendesk and others. We also plan to continue investing in our AI and ML research, to develop more intelligent features for our services.

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

Internationally, we are subject to a complex patchwork of regulations that vary from country to country. Some countries have adopted laws that make the provision of VoIP services illegal within the country. Other countries have adopted laws that impose stringent licensing obligations on providers of VoIP services like ours. In many countries, it is not clear how laws that have historically been applied to traditional telecommunications providers will be applied to providers of VoIP services like us. On May 4, 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, and will replace the Data Protection Directive 95/46/EC. The GDPR imposes new obligations on all companies, including us, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectual property. From inception through March 31, 2018 we have been awarded more than 150 United States patents, which we expect to expire between 2018 and 2035. We have additional patent applications pending. We cannot predict whether our pending patent applications will result in issued patents.

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

Geographic Areas

We have two reportable segments. Financial information relating to revenues generated in different geographic areas are set forth in Note 9 to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.

Employees

As of March 31, 2018, our workforce consisted of 1,225 full time employees spread across the globe. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.

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

Vikram Verma, Chief Executive Officer. Vikram Verma, age 53, has served as Chief Executive Officer since September 2013 and as a director since January 2012. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Prior to 2006, Mr. Verma was Chairman and Chief Executive Officer of Savi Technology, Inc. Mr. Verma received a B.S.E.E. degree from Florida Institute of Technology, a M.S.E. degree from the University of Michigan in electrical engineering, and the graduate degree of Engineer in Electrical Engineering from Stanford University.

Bryan Martin, Chairman and Chief Technology Officer. Bryan Martin, age 50, has served as Chairman of the Board of Directors since December 2003, has served as Chief Technology Officer since September 2013 and as a director since February 2002. From February 2002 to September 2013, he served as Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Mary Ellen Genovese, Chief Financial Officer. Mary Ellen Genovese, age 59, has served as our Chief Financial Officer since November 2014. Ms. Genovese had been serving as our Senior Vice President of Human Resources since July 2014 and prior to that, as a consultant to the Company since April 2012. Prior to joining the Company, from 2008 to 2011, Ms. Genovese served as a consultant to a Fortune 50 security company. From 2004 through 2006, Ms. Genovese was the Chief Financial Officer of Savi Technology, Inc. Prior to joining Savi Technology, she was Chief Financial Officer of Trimble Navigation Limited from 2000 to 2004. Between 1992 and 2000, Ms. Genovese worked at Trimble in a succession of other financial and accounting positions, including VP of Finance and Corporate Controller. Ms. Genovese holds a B.S. Degree in Accounting from Fairfield University and received her CPA license from the State of Connecticut.

Darren Hakeman, Senior Vice President of Strategy, Analytics and Corporate Development. Darren Hakeman, age 48, has served as our Senior Vice President of Strategy, Analytics and Corporate Development since September 2017. Mr. Hakeman previously served as Senior Vice President of Product and Strategy since September 2013, and was a consultant to the Company starting in May 2013. From 2009 to 2013, Mr. Hakeman worked as a strategic advisor to leading Silicon Valley companies and emerging start-ups including Agari, Blackfire Research, and a major global security company. Prior to 2009, he served as Senior Vice President of Operations for a SaaS Business Unit of Lockheed Martin that emerged following Lockheed's acquisition of Savi Technology, Inc. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Henrik Gerdes, Chief Accounting Officer. Henrik Gerdes, age 42, has served as our Chief Accounting Officer, since March 2017. Prior to joining the Company, Mr. Gerdes, served as Corporate Controller and Treasurer at Rocket Fuel Inc. from 2014 through March 2017, Director of Finance at TIBCO Software Inc. from 2011 through 2014, and SEC reporting manager at Quinstreet Inc. from 2010 through 2011. Between 2002 and 2010, Mr. Gerdes served in different positions at PricewaterhouseCoopers in Germany and San Jose, USA. Mr. Gerdes holds a Masters of Business Economics from University of Goettingen, Germany.

Dejan Deklich, Chief Product Officer. Dejan Deklich, age 43, has served as our Chief Product Officer since September 2017. Mr. Deklich had been serving as our Senior Vice President of Research and Development since February 2017. Prior to joining the Company, Mr. Deklich served as Vice President of Platform and Cloud at Splunk from January 2013 to September 2016. Mr. Deklich also held various senior roles at Nice System post Merced Systems acquisition, as well as Atribbutor, Yahoo and IBM Research. Mr. Deklich holds a Masters of Science degree in Computer Engineering from Santa Clara University and Masters in Physics from University of Bremen, Germany.

Rani Hublou, Chief Marketing Officer. Rani Hublou, age 53, has served as our Chief Marketing Officer since May 2017. Prior to joining the Company, from February 2015 to April 2017, Ms. Hublou served as Chief Product and Marketing Officer at Comprehend Systems. From 2009 to 2014, Ms. Hublou was the Chief Marketing Officer of PSS Systems. From 2001 to 2004, Ms. Hublou served as Senior Vice President of Marketing at BEA Systems. Ms. Hublou received both B.S. and M.S. degrees in Industrial Engineering from Stanford University.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Our success depends on the growth and customer acceptance of our services.

Our future success depends on our ability to significantly increase revenue generated from sales of our cloud software solutions to business customers, including small and mid-size businesses (SMBs) and mid-market and larger distributed enterprises. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions (on terms favorable to us), increase their usage of our services, and/or purchase additional services from us. For customer demand and adoption of our cloud communications solutions to grow, the quality, cost and feature benefits of these services must compare favorably to those of competing services. For example, our cloud unified communications and contact center services must continue to evolve so that high-quality service and features can be consistently offered at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to renew or extend our agreements with existing customers or attract new customers, or new business from existing customers, on favorable terms, which could have an adverse effect on our revenue and growth.

The rate at which our existing customers purchase any new or enhanced services we may offer depends on a number of factors, including general economic conditions, the importance of these additional features and services to our customers, the quality and performance of our cloud communications solutions, and the price at which we offer them. If our customers react negatively to our new or enhanced service offerings, such as our new X series suite of products, or our efforts to upsell are otherwise not as successful as we anticipate, our business may suffer. Our sales strategies must also continue to evolve and adapt as our market matures, for example through the offering of additional customer self-service tools and automation for the SMB segment and the development of new and more sophisticated sales channels that leverage the strengths of our partners. In addition, marketing and selling new and enhanced features and services may require increasingly sophisticated and costly sales and marketing efforts that may require us to incur additional expenses and negatively impact the results of our operations.

To support the successful marketing and sale of our services to new and existing customers, we must continue to offer high-quality training, deployment, and customer support. Providing these services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise, which may make it difficult and costly for us to locate and hire qualified personnel, particularly in the competitive labor market in Silicon Valley where we are headquartered. Our support personnel also require extensive training on our products, which may make it difficult to scale up our support operations rapidly. The importance of high-quality customer support will increase as we expand our business globally and pursue new mid-market and distributed enterprise customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.

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

It is often difficult for us to forecast when a potential enterprise sale will close, the size of the customer's initial service order and the period over which the deployment will occur, which impacts our recognition of revenue. Enterprise customers may delay their purchases from one quarter to another as they assess their budget constraints, negotiate early contract terminations with their existing providers or wait for us to develop new features. Any delay in closing, or failure to close, a large enterprise sales opportunity in a particular quarter or year could significantly harm our projected growth rates and cause the amount of new sales we book to vary significantly from quarter to quarter. We also may have to delay revenue recognition on some of these transactions until the customer's technical or implementation requirements have been met.

In some cases, we may enter into a contract with a large enterprise customer, such as a preferred vendor agreement, that has little or no minimum purchase commitment but establishes the terms on which the customer's affiliates, clients or franchisees (as the case may be) may order services from us in the future. We may expend significant time and resources becoming a preferred vendor without booking significant sales from the opportunity until months or years after we sign the initial agreement. If we are unsuccessful in selling our services to the prospective purchasers under these agreements, we may not recognize revenue in excess of the expenses we incur in pursuing these opportunities, which could adversely impact our profitability and cash flow.

We also face significant risks in implementing and supporting the services we sell to mid-market and larger distributed enterprises and, if we do not manage these efforts effectively, our recurring service revenue may not grow at the rate we expected, and our business and results of operations could be materially and adversely affected.

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

In connection with our unified communication services, we face competition from other providers of cloud communication services, such as RingCentral, Fuze, Vonage, Dialpad, Nextiva and Shoretel (acquired by Mitel in 2017). In connection with our cloud contact center services, we face competition from other providers of cloud and premise-based contact center software services, such as NICE/inContact, Five9 and Interactive Intelligence.

In addition, because many of our target customers have historically purchased communications services from incumbent telephone companies along with legacy on-premises communication equipment, we compete with these customers' existing providers. These competitors include, for example, AT&T, CenturyLink, Comcast and Verizon Communications in the United States, as well as local incumbent communications providers in the international markets where we operate, such as Vodafone, Telefonica, Orange,

America Movil and Deutsche Telekom, all in conjunction with on-premises hardware solutions from companies like Avaya, Cisco and Mitel. We may face competition from large Internet and cloud service companies such as Google Inc., Amazon Inc., Oracle Corporation and Microsoft Corporation, any of which might launch a new cloud-based business communications service, expand its existing offerings or acquire other cloud-based business communications companies in the future.

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

The market for cloud software solutions is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business, including in particular our recently announced X-Series product line.

We operate in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell highly scalable new and enhanced cloud software solutions products and services that provide higher levels of performance and reliability at lower cost. If we are unable to develop new products and services that address our customers' needs, to deliver our cloud software solutions applications in one seamless integrated product offering that addresses our customers' needs, or to enhance and improve our products and services in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our services. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our products and services is provided via the cloud, which, itself, has been disruptive to the previous premises-based model.

If new technologies emerge that are able to deliver communications and collaboration solutions services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.

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

We announced in March 2018 that we would be launching our new product line, branded "X Series," in or around June 2018. We expect to market X-Series as an array of prepackaged services (designated X2, X4, X5, etc.), which start at the most basic version of our unified communications solution, and add engagement capabilities at each new level, with the top-tier X Series packages combining unified communications and contact center services into a single offering. Customer demand for our X Series product line will depend on a number of factors, including, for example, factors inherent to the product itself, such as quality of service, reliability, feature availability, and ease of use; and factors relating to our ability to implement, support and market and sell the service effectively. More fundamentally, the success of X Series may depend on whether the market for unified communications, collaborations and contact center services is trending towards convergence of these three solutions into a single system, as we are predicting. We cannot be certain that this market trend will occur according to the timeline we are expecting, or at all. For example, if the various components of our service were to become commoditized and standardized in a way that diminishes the benefits of a single platform for customers, there may be less demand for a unified suite of services like X Series. Low customer demand could make it more difficult for us to win the business of new customers or gain additional business from existing customers, either of which in turn could cause our service revenue to grow more slowly than we expect, or to remain flat or even decrease in future periods.

We have a history of losses and are uncertain of our future profitability.

We recorded an operating loss of approximately $104 million for the fiscal year ended March 31, 2018 and ended the period with an accumulated deficit of approximately $201 million. We expect to incur operating losses in our current fiscal year as we continue to invest in growth. As we expand our geographic reach and range of service offerings, and further invest in research and development, sales and marketing, and other areas of our business, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability on an annual basis or on a quarterly basis in the future.

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

Our average monthly business service revenue churn was less than 1% over the past two fiscal years. Our method of computing this revenue churn rate may be different from methods used by our competitors and other companies in our industry to compute their publicly disclosed churn rates. As a result, only limited reliance can be placed on our churn rate when attempting to compare it with other companies. Also, our churn rate can vary based on events that may not be indicative of actual trends in our business. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers of communications and collaborations services, alternative technologies, and adverse business conditions also influence our churn rate.

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

As usage of our cloud software solutions by mid-market and larger distributed enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve our growing customer base. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. These system upgrades and the expansion of our support and services have been and will continue to be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and information technology systems.There are inherent risks associated with upgrading, improving and expanding our information technology systems and we cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

To provide our services, we rely on third parties for all of our network connectivity and co-location facilities.

We currently use the infrastructure of third-party network service providers, including the services of Equinix, Inc., and Level 3 Communications, Inc., to provide all of our cloud services over their networks rather than deploying our own networks.

We also rely on third-party network service providers to originate and terminate substantially all of the PSTN calls using our cloud-based services. We leverage the infrastructure of third-party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States and internationally. This decision has resulted in lower capital and operating costs for our business in the short-term, but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition or operating results. The rates we pay to our network service providers may also increase, which may reduce our profitability and increase the retail price of our service.

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

Due to our reliance on these service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or products or those of another vendor, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. Under the terms of the "end-to-end" service level commitments that we make for the benefit of qualifying customers, we are potentially at risk for service problems experienced by these service providers. Customers who do not qualify for these enhanced service level commitments may nevertheless hold us responsible for these service issues and seek service credits, early termination rights or other remedies. Accordingly, service issues experienced by our service provider partners may harm our reputation as well as our business, financial condition or operating results.

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

On January 4, 2018, the Federal Communications Commission, or FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband internet access lines. The FCC's January 4, 2018, Order is not yet effective and there are efforts in Congress to prevent the Order from becoming effective.  Additionally, a number of state attorneys' general have filed an appeal of the FCC's January 4, 2018, Order and others may also appeal the Order. We cannot predict whether the FCC's January 4, 2018, Order will become effective or whether it will withstand appeal.

Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers' use of applications and services, like ours.  If such providers were to degrade, impair or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. We cannot predict the potential impact of the FCC's January 4, 2018, Order on us at this time.

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

We may be required to transfer our servers to new data center facilities in the event that we are unable to renew our leases on acceptable terms, or at all, or the owners of the facilities decide to close their facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, any financial difficulties, such as bankruptcy or foreclosure, faced by our third-party data center operators, or any of the service providers with which we or they contract, may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our increasing needs for capacity, our ability to grow our business could be materially and adversely impacted.

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

Critical to our provision of service is the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information. Customers may use our services to store, process and transmit a wide variety of confidential and sensitive information such as credit card, bank account and other financial information, proprietary information, trade secrets or other data that may be protected by intellectual property laws, and personally identifiable information. We may be targets of cyber threats and security breaches, given the nature of the information we store, process and transmit and the fact that we provide communications services to a broad range of businesses.

In addition, we use third-party vendors which in some cases have access to our data and our customers' data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems due to a security vulnerability in our or our vendors' infrastructure or network, or our vendors, customers, employees, business partners, consultants or other internet users who attempt to invade our or our vendors' public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security vulnerability in our or our vendors' infrastructure or networks that is successfully targeted, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position.

Depending on the evolving nature of cyber threats, we may have to increase our investment in maintaining the security of our networks and data, and our profitability may be adversely impacted, or we may have to increase the price of our services which may make our offerings less competitive with other communications providers.

If an individual obtains unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by law enforcement and regulatory agencies, and exposure to fines or penalties, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as Health Insurance Portability and Accountability Act and foreign data protection laws, or provide representations or warranties as to such compliance in our customer contracts, a security breach that exposes protected information may make us susceptible to a number of contractual claims as well as claims related to our marketing.

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

In contracts with larger enterprises, we often agree to assume liability for security breaches in excess of the amount of committed revenue from the contract. In addition, there can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.

We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including GDPR. Data privacy and protection is highly regulated and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business.

Governmental entities, class action lawyers and privacy advocates are increasingly examining companies' data collection, processing, use, storing, sharing, transferring and transmitting or personal data and data linkable to individuals. Self-regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by private parties could impose additional compliance costs on us, negatively impacting our profitability, as well as subject us to unknown potential liabilities. These evolving laws, rules and practices may also curtail our current business activities which may also result in slimmer profit margins and reduce new opportunities.

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

On July 12, 2016, the European Commission adopted the "Privacy Shield" which replaced the European Union-U.S. Safe Harbor Framework. Beginning on August 1, 2016, companies were able to self-certify for inclusion in the Privacy Shield program which allows for the transfer of personal data between the EU and the U.S. We are currently participating in Privacy Shield and we also rely on other methods recognized under relevant EU law to transfer personal data between the EU and the U.S. Additionally, on May 4, 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, and will replace the Data Protection Directive 95/46/EC. The GDPR imposes new obligations on all companies, including us, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.

The regulatory landscape applicable to data transfers between the EU and other countries with similar data protection laws, and the U.S. remains unsettled.  There is ongoing litigation in the EU, as well as calls by certain political and governmental bodies in the EU to re-evaluate data transfers between the EU and the U.S., that could negatively impact the existing legally acceptable methods for transferring data between the EU and the U.S. on which we rely as do many other companies. Moreover, while we established alternative methods to transfer data between the EU and U.S. that addressed certain legal uncertainties that previously existed, some independent data regulators have adopted the position that other forms of compliance, including the methods we rely upon now as do many other companies, are also invalid.

Although GDPR has already gone into effect, there is still considerable uncertainty as to how to interpret and implement many of its provisions. It is particularly challenging for companies operating in the cloud services space, like us, to interpret and implement the GDPR.  If we fail to properly implement the GDPR for any reason, we may be subject to fines and penalties. The GDPR may also change our business operations in ways that we cannot currently predict that could increase our operating costs, decrease our profitability, or result in increased prices for our retail offerings that may make our services less competitive. We cannot evaluate our potential liability at this time.

We could be liable for breaches of security on our website, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide cloud software solutions and electronically billing our customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures or penalties from governmental agencies that could adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third-party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of transactions effected using our cloud-based services involve fraudulent or disputed credit card transactions.

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

During our 2017 fiscal year, we were named as defendants in two lawsuits, each brought by a non-practicing entity and alleging infringement of a single patent. During our 2016 fiscal year, we were similarly named as defendants in two lawsuits in which we were alleged to have infringed patents. We were able to settle all four lawsuits relatively quickly, although we have in the past been involved in patent infringement lawsuits that spanned several years. Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that technology, which we may not be able to negotiate at a price that is acceptable or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

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

We rely, in part, on trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We currently have several United States patent applications pending. We cannot predict whether such pending patent applications will result in issued patents, and if they do, whether such patents will effectively protect our intellectual property. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, infringed or misappropriated. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.

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

We may have difficulty attracting or retaining personnel with the technical skills and experience necessary to support our growth.

Companies in the cloud communications industry compete aggressively for top talent in all areas of business, but particularly sales and marketing, professional services and engineering, where employees with industry experience, technical knowledge and specialized skill sets are particularly valued. Demand can be expected to increase if cloud communications continues to gain a greater share of the global communications market. Some of our competitors may respond to these competitive pressures by increasing employee compensation, paying more on average than we pay for the same position. Any such disparity in compensation could make us less attractive to candidates as a potential employer, which in turn may make it more difficult for us to hire and retain qualified employees. Training an individual who lacks prior cloud communications experience to be successful in a sales or technical role can take months or even years.

When an employee of 8x8 leaves to work for a competitor, not only are we impacted by the loss of the individual resource, but we also face the risk that the individual will share our trade secrets with the competitor in violation of their contractual and legal obligations to us. Our competitors have in the past and may in the future target their hiring efforts on a particular department, and if we lose a group of employees to a competitor over a short time period, our day-to-day operations may be impaired. While we may have remedies available to us through litigation, they would likely take significant time and expense and divert management attention from other areas of the business.

If we increase employee compensation (beyond levels that reflect customary performance-based and/or cost-of-living adjustments) in response to competitive pressures, we may sustain greater operating losses than we predicted in the near term, and we may not achieve profitability within the timeframe we had expected, or at all.

Because our long-term growth strategy involves further expansion outside the United States, our business will be susceptible to risks associated with international operations.

An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several subsidiaries outside the United States, including a Romanian subsidiary that contributes significantly to our research and development efforts. We have also acquired two UK-based companies. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives will involve a variety of risks, including:

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
  more stringent regulations relating to data security and the unauthorized use of, access to, and transfer of, commercial and personal information, particularly in the EU;
  differing labor regulations, especially in the EU and Latin America, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
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

In the last four years we have acquired several businesses.   If appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

  the difficulty of assimilating the operations and personnel of the combined companies:
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

As a result of these potential problems and risks, among others, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipate. For example, during our 2018 fiscal year, we discontinued marketing ContactNow, which we had acquired through our purchase of DXI Limited in 2015, as a stand-alone product. In addition, there can be no assurance that any potential transaction will be successfully completed or that, if completed, the acquired business or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

The United Kingdom's withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.

On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the EU.  The political uncertainty that it has raised extends to regulatory uncertainty associated with the proposed exit from the EU. Since the vote to withdraw from the EU, negotiations and arrangements between the United Kingdom, the EU and other countries outside of the EU have been, and will continue to be, complex and time consuming. The potential withdrawal could adversely impact our UK subsidiary, Voicenet Solutions Ltd., and add operational complexities that did not previously exist. Currently, the most immediate impact may be to the relevant regulatory regimes under which Voicenet operates, including the offering of communications services, as well as data privacy. The timing of the proposed exit was recently agreed upon and is now scheduled for May 2019, with a transition period running through December 2020. However, the impact on regulatory regimes remains uncertain. At this time, we cannot predict the impact that an actual exit from the EU will have on Voicenet nor the potential collateral impact it may have on our operations elsewhere including the U.S.

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
  changes in the recognition pattern of revenues and operating expenses as a result of new regulations, accounting principles and their interpretations, such as Financial Accounting Standards Board's Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606); and
  general economic conditions.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If any of these were to occur, the price of our common stock would likely decline significantly.

In addition, changes in regulatory and accounting principles, and our interpretation of these and judgments used in applying them to our facts and circumstances, could have a material effect on our results of operations and financial condition. We also need to revise our business processes, systems and controls which requires significant management attention and may negatively affect our financial reporting obligations.

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
  U.S. and foreign regulations may require us to deploy an E-911 or access to emergency service that automatically determines the location of our customers. In 2007, the FCC released a Notice of Proposed Rulemaking, in which it tentatively concluded that all interconnected VoIP providers that allow customers to use their service in more than one location (nomadic VoIP service providers, such as us), must utilize an automatic location technology that meets the same accuracy standards which apply to providers of commercial mobile radio services (mobile phone service providers). Since then, the FCC has been conducting proceedings and inquiries concerning the implementation of such a rule, including possible changes to the manner providers provision E-911 services on mobile applications. At the same time, foreign regulatory authorities, have conducted similar proceedings mandating VoIP providers in the applicable jurisdiction to provide caller location data when completing calls to the local emergency service numbers. The outcome of these proceedings cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we currently have no means to automatically identify the physical location of one of our customers on the Internet. We cannot guarantee that emergency calling service consistent with the FCC's order and other similar foreign orders will be available to all of our customers, especially those accessing our services from outside of the United States. Compliance with these obligations could result in service price increases and could have a material adverse effect on our business, financial condition or operating results.
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

The New and Emerging Technologies 911 Improvement Act of 2008 provides public safety entities, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of the liability protections to our national call center service is unclear at the present time.

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

We rely on IT systems to manage numerous functions of our internal operations, some of which were internally developed IT systems that were not fully integrated among themselves, or with our third-party ERP system. These IT systems require specialized knowledge for which we have to train new personnel, and if we were to experience an unusual increase in attrition of our IT personnel, we may not be adequately equipped to respond to an IT system failure. These IT systems were developed at a time when we provided services primarily to SMB customers and they may not be able to accommodate the requirements of larger enterprises as effectively as more modern and flexible solutions. Continued reliance on these systems may harm us competitively and impede our efforts to sell to larger enterprises.

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

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are located in San Jose, California, in two facilities that consist of approximately 140,831 square feet of combined leased office space.  The leases expire in 2019 and 2020, respectively. In January 2018, we entered into a lease for a new office building in San Jose. We intend to move our employees and operations from our two existing offices to the new office building in phases, beginning in the fourth quarter of fiscal year 2019.

Outside the United States our operations are conducted primarily in leased office space located in the United Kingdom (primarily used for sales and support in Europe) and Romania (primarily used for research and development).

In addition, we lease space from third-party datacenter hosting facilities under co-location agreements in the United States and in a number of countries across the globe, including South America, Europe, Asia, and the South Pacific.

We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion. For additional information regarding our obligations under leases, see Note 5 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

As of May 24, 2018, the Company was not a party in any material litigation matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since December 8, 2017, our common stock is traded under the symbol "EGHT" and is listed on the New York Stock Exchange, Inc. (NYSE). Previous to December 8, 2017, our common stock traded under the symbol "EGHT" and was listed on the Nasdaq Global Select Market of the Nasdaq Stock Market national securities exchange.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 23, 2018, there were 214 holders of record of our common stock.

The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2018:
First quarter	$15.35	$12.70
Second quarter	$14.80	$12.70
Third quarter	$14.80	$12.20
Fourth quarter	$20.25	$14.40

Fiscal 2017:
First quarter	$14.61	$10.19
Second quarter	$15.43	$12.94
Third quarter	$15.63	$13.05
Fourth quarter	$16.50	$14.20

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.

The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2013 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Issuer Purchases of Equity Securities

There was no activity under the Repurchase Plan for the three months ended March 31, 2018. The dollar value of shares that may yet to be purchased under the Repurchase plan is approximately $7.1 million.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of 8x8 Inc. for each year in the five year period ended March 31, 2018.  The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Total revenues	$296,500	$253,388	$209,336	$162,413	$128,597
Net income (loss)	$(104,497)	$(4,751)	$(5,120)	$1,926	$2,514
Net income (loss) per share:
Basic	$(1.14)	$(0.05)	$(0.06)	$0.02	$0.03
Diluted	$(1.14)	$(0.05)	$(0.06)	$0.02	$0.03
Total assets	$277,209	$333,855	$313,452	$295,624	$299,203
Accumulated deficit	$(201,464)	$(114,610)	$(109,859)	$(104,739)	$(106,665)
Total stockholders' equity	$218,774	$288,601	$275,306	$272,211	$278,178

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of global cloud communications and customer engagement solutions to over a million business users worldwide. Our suite of products integrates cloud communications, conferencing, collaboration and contact center solutions so today's organization can deliver exceptional employee and customer experiences. Our technology provides one integrated platform for employees and customers engagement solutions, as well as a real-time data analytics platform for constant learning and improvement.

SUMMARY AND OUTLOOK

Our total service revenue grew 19% year-over-year to $280.4 million. We continued to show an increase in our average monthly service revenue per customer (ARPU), which grew to $450, compared with $412 in fiscal 2017, as we are selling more to mid-market and enterprise customers. Service revenue from mid-market and enterprise customers represented 58% of total service revenue and grew 29% over the prior year. We also increased the number of deals where customers purchase our integrated communications and contact center solution, which we have referred to as combination deals.

In order to position ourselves for our next phase of growth, we pursued several strategic initiatives.

First, we split our internal sales operations into two separate business units-Small Business and eCommerce, aimed at businesses with 1 to 99 employees, and Mid-market and Enterprise, aimed at businesses with 100 or more employees. By establishing two separate business units for sales purposes, this will allow us to optimize our sales and marketing strategies around the specific needs of each customer segment.

Second, we expanded the scope of our channel programs. The 8x8 channel strategy has been instrumental in winning large and mid-market enterprise customers, and we believe the channel will play a key role in further scaling our business. In fiscal 2018, we expanded and enhanced our global partner program, including through the training, enablement and certification of an increasing number of partners, and in August 2017, we launched a formal channel enablement program.

Third, we continued the advancement of our technology and product development to build a comprehensive and integrated platform of solutions. We announced the upcoming launch of the X Series: a seamless integration of our contact center, meeting, and video conferencing into a unified suite. The X series will encompass a suite of products ranging from X1 through X8. It is designed to be a single system of enterprise engagement that will unlock rich data and insights that are not available to businesses that rely on multiple platforms and multiple providers for their communications, collaborations and contact center needs.  Artificial Intelligence and Machine Learning will be foundational elements to our X Series solutions, and our commitment to these technologies led to investments and key hires in fiscal 2018 as well as the acquisition of MarianaIQ Inc. in April 2018.

Fourth, we continued to expand our global footprint. International markets outside of the US and Canada represented 10% of total revenue in fiscal 2018. We announced our expansion into France and we continued to build sales capacity in Australia. We also enhanced our global carrier network and have customers accessing our services from over 150 countries around the world. Lastly, we grew headcount to over 1,200 employees worldwide. We hired talent across the organization with a primary focus on sales, marketing and product innovation functions in the United States and European offices.

As we continue to focus on our market opportunity, we intend to further increase our investments in engineering, marketing, sales, deployment, and customer support activities. We expect our expenses to grow materially in all of these categories, and we are targeting a year-over-year growth rate for service revenue, excluding revenue from DXI, of approximately 25% in our fourth fiscal quarter of 2019. In achieving these objectives, we face many risks, including those described under "RISK FACTORS."

SELECTED OPERATING STATISTICS

We periodically review certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The selected operating statistics include the following:

	Selected Operating Statistics
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Business customers average monthly service revenue per customer (1)	$ 469	$ 454	$ 442	$ 432	$ 426
Monthly business service revenue churn (2)(3)	0.3%	0.4%	0.4%	0.6%	0.7%

Overall service margin	81%	83%	81%	82%	83%
Overall product margin	-45%	-27%	-17%	-22%	-9%
Overall gross margin	75%	78%	75%	76%	77%

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

We have minimal seasonality in our business, but typically sales of new subscriptions in our fourth fiscal quarter are greater than in any of the first three quarters of the fiscal year. We believe this occurs because the customers we target have a tendency to spend a relatively greater portion of their annual capital budgets at the beginning of the calendar year compared with each of the last three quarters of the year.

REVENUE
	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Service revenue	$280,430	$235,816	$192,241	$44,614	18.9%	$43,575	22.7%
Percentage of total revenue	94.6%	93.1%	91.8%

Service revenue consists primarily of revenues attributable to the provision of our 8x8 cloud communication and collaboration software solutions.

The increase in fiscal year 2018, compared with fiscal year 2017, was primarily attributable to an increase in our business customer subscriber base (net of customer churn) in particular, to mid-market and enterprise customers, our fastest growing customer segments, and an increase in the average monthly service revenue per customer. Our business service subscriber base grew from approximately 49,200 customers at the end of fiscal 2017 to more than 53,800 customers on March 31, 2018. Average monthly service revenue per customer for the fiscal year increased from $412 for fiscal 2017 to $450 for fiscal 2018. We expect growth in the number of business customers and average monthly service revenue per customer to continue to grow in fiscal 2019.

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

	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Product revenue	$16,070	$17,572	$17,095	$(1,502)	-8.5%	$477	2.8%
Percentage of total revenue	5.4%	6.9%	8.2%

Product revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service. Product revenue is only dependent on the number of customers who choose to purchase an IP telephone in conjunction with our service instead of using the solution on their cell phone or computer. We expect customers to continue to adopt our mobile and desktop solutions in the future.

No single customer represented more than 10% of our total revenues during fiscal 2018, 2017 or 2016.

The following table illustrates our net revenues by geographic area. Revenues are attributed to countries based on the destination of shipment and the customer's service address.

	Years Ended March 31,
	2018	2017	2016
Americas (principally US)	90%	89%	87%
Europe (principally UK)	10%	11%	13%
	100%	100%	100%

COST OF REVENUE
	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Cost of service revenue	$50,689	$42,400	$37,078	$8,289	19.5%	$5,322	14.4%
Percentage of service revenue	18.1%	18.0%	19.3%

Cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third-party carriers, and technology licenses, and amortization of internally developed software.

The increase in cost of service revenue for fiscal 2018 from fiscal 2017 was primarily due to a $1.9 million increase in third-party network service expenses (due to increased call volumes associated with our subscription revenue growth), a $1.7 million increase in amortization of capitalized software, a $1.0 million increase in payroll and related expenses, a $1.0 million increase in licenses and fees, a $0.6 million increase in depreciation expense, and a $0.5 million increase in amortization of intangibles.

The increase in cost of service revenue for fiscal 2017 from fiscal 2016 was primarily due to a $2.6 million increase in third party network service expenses, a $0.6 million increase in licenses and fees, a $0.6 million increase in stock-based compensation expenses, a $0.5 million increase in amortization expense, a $0.4 million increase in payroll and related expenses, a $0.4 million increase in computer supply expenses, and a $0.2 million increase in temporary personnel, consulting and outside service expenses.

We expect service gross margin to remain at comparable levels for fiscal 2019.

	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Cost of product revenue	$20,482	$19,714	$20,168	$768	3.9%	$(454)	-2.3%
Percentage of product revenue	127.5%	112.2%	118.0%

The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.

The increase in the cost of product revenue for fiscal 2018 from fiscal 2017 was primarily due to the increase in the shipment of equipment to our business customers.

The decrease in the cost of product revenue for fiscal 2017 from fiscal 2016 was primarily due to a $0.2 million decrease in the shipment of equipment to our business customers.

RESEARCH AND DEVELOPMENT EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Research and development	$34,797	$27,452	$24,040	$7,345	26.8%	$3,412	14.2%
Percentage of total revenue	11.7%	10.8%	11.5%

Historically, our research and development expenses have consisted primarily of personnel, consulting and equipment costs necessary for us to conduct our development and engineering efforts.

The increase in research and development expenses for fiscal 2018 from fiscal 2017 was primarily attributable to a $4.0 million increase in payroll and related expenses, net of capitalized costs, and a $2.2 million increase in stock-based compensation expenses.

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

For fiscal 2019, we expect research and development expenses to increase in absolute dollars and as a percentage of revenue as we continue to invest in our development efforts.

SALES AND MARKETING EXPENSES
	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Sales and marketing	$184,044	$139,277	$109,379	$44,767	32.1%	$29,898	27.3%
Percentage of total revenue	62.1%	55.0%	52.3%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering and technical support. Such costs also include outsourced customer service call center operations, sales commissions, trade shows, advertising and other marketing and promotional expenses.

The increase in sales and marketing expenses for fiscal 2018 from fiscal 2017 was primarily due to a $17.5 million increase in payroll and related expenses from an increase in our sales force, deployment engineering, and customer success teams, a $6.7 million increase in allocated costs, a $5.0 million increase in advertising, a $4.3 million increase in third-party sales commissions, a $3.1 million increase in stock-based compensation expenses, a $2.6 million increase in consulting and outside service expenses and a $2.4 million increase in travel expenses.

The increase in sales and marketing expenses for fiscal 2017 from fiscal 2016 was primarily due to a $16.6 million increase in payroll and related expenses from expanding our sales force, deployment engineering, and customer success teams, a $5.0 million increase in facility and allocated costs, a $2.6 million increase in stock-based compensation expenses, a $2.1 million increase in third-party sales commissions, a $1.5 million increase in travel and meal expenses, a $1.3 million increase in advertising, a $0.5 million increase in credit card processing fees, a $0.5 million increase in public relations costs, a $0.5 million increase in bad debt expense, a $0.3 million increase in depreciation expense, offset partially by a $0.8 million decrease in temporary personnel, consulting and outside service expenses, and a $0.3 million decrease in amortization expense due to intangibles acquired in acquisitions.

For fiscal 2019, we expect selling and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing programs.

GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
General and administrative	$38,915	$31,214	$25,745	$7,701	24.7%	$5,469	21.2%
Percentage of total revenue	13.1%	12.3%	12.3%

General and administrative expenses consist primarily of personnel and related overhead costs and professional service fees for finance, legal, human resources, employee recruiting, and general management.

The increase in general and administrative expenses for fiscal 2018 from fiscal 2017 was primarily due to a $3.4 million increase in payroll and related expenses, a $2.4 million increase in stock-based compensation expenses and a $1.1 million increase in depreciation expense.

The increase in general and administrative expenses for fiscal 2017 from fiscal 2016 was primarily due to a $1.4 million increase in payroll and related expenses, a $1.3 million increase in temporary personnel, consulting and outside service expenses, a $1.1 million increase in stock-based compensation expenses, and a $0.7 million increase in legal, accounting and tax expenses.

For fiscal 2019, we expect general and administrative expenses to increase in absolute dollars in order to support the growth of our business.

IMPAIRMENT OF EQUIPMENT, INTANGIBLES AND GOODWILL
	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Impairment of equipment, intangible assets and goodwill	$9,469	$-	$-	$9,469	100.0%	$-	-100.0%
Percentage of total revenue	3.2%	0.0%	0.0%

In fiscal 2018, we recorded a $9.5 million impairment charge for goodwill and other assets associated with DXI as a result in the Company's change in product and marketing strategy for the use of DXI's technology.

INTEREST INCOME AND OTHER, NET
	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Interest income and other, net	$3,693	$1,792	$1,107	$1,901	106.1%	$685	61.9%
Percentage of total revenue	1.2%	0.7%	0.5%

This item primarily consisted of interest income earned on our cash, cash equivalents and investments in fiscal 2018, 2017 and 2016. In fiscal 2018, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.

PROVISION (BENEFIT) FOR INCOME TAXES

	Years Ended March 31,			Year-over-Year Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollar amounts in thousands)
Provision (benefit) for
income taxes	$66,294	$(126)	$(847)	$66,420	N/A	$721	-85.1%
Percentage of total revenue	22.4%	0.0%	-0.4%

For the twelve months ended March 31, 2018, we recorded an income tax expense of $66.3 million, mostly related to the recording of a full valuation allowance established against our deferred tax assets in the quarter ended December 31, 2017. For the twelve months ended March 31, 2017, we recorded an income tax benefit of $0.1 million, all of which related to loss from operations.

We record deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss reached in fiscal 2018. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets in the period ended December 31, 2017.

The Tax Cuts and Jobs Act ("the Act") that was enacted on December 22, 2017, significantly reformed the Internal Revenue Code of 1986, as amended. The Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. In the third quarter of fiscal 2018, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded no one-time transition tax liability for our foreign subsidiaries as our preliminary calculations concluded we do not have any untaxed foreign accumulated earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had $152.3 million of cash, cash equivalents and investments. In addition, we held $8.1 million as deposit as restricted cash in support of a letter of credit, securing a lease for a new facility in San Jose, California, which we expect to occupy by January 2019. By comparison, at March 31, 2017, we had $175.0 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next twelve months.

Fiscal 2018 to Fiscal 2017

Net cash provided by operating activities for fiscal 2018 was $22.0 million, compared with $28.5 million provided by operating activities for fiscal 2017. Cash used in or provided by operating activities has historically been affected by:

  the amount of net income or loss;
  the amount of non-cash expense items such as deferred income tax, depreciation, amortization and impairments;
  the expense associated with stock options and stock-based awards; and

  changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations.

Net cash used in investing activities was $7.3 million in fiscal 2018, compared with $22.2 million used in investing activities in fiscal 2017. The cash used in investing activities during fiscal 2018 was primarily related to property and equipment investments of $9.2 million and the capitalized internal software development costs of $12.5 million. This was partially offset by $13.0 million of proceeds from sales and maturities of investments, net of purchases of investments.

Net cash used in financing activities was $16.4 million in fiscal 2018, compared with $1.6 million provided by financing activities in fiscal 2017. Our financing activities for fiscal 2018 used cash of $17.9 million for the repurchase of 1.4 million shares of our common stock under our announced stock repurchase program, $4.5 million to settle payroll tax obligations and $1.1 million to make payments for lease obligations. These outflows were partially offset by $7.2 million from the issuance of common stock under employee stock purchase plans.

Fiscal 2017 to Fiscal 2016

Net cash provided by operating activities for fiscal 2017 was $28.5 million.

Net cash used in investing activities was $22.2 million in fiscal 2017, which comprised investments in property and equipment of $8.9 million, cost for capitalized internal software development costs of $5.5 million and net purchases of investments of $4.9 million. The cash outflow related to the LeChat acquisition was $2.9 million.

Net cash provided by financing activities was $1.6 million in fiscal 2017, compared with $7.2 million in fiscal 2016. Our financing activities for fiscal 2017 used cash of $3.0 million for share repurchases to settle payroll tax obligations. This cash use was offset by $5.1 million proceeds from the issuance of common stock under employee stock purchase plans. During fiscal 2017, we did not repurchase shares from the market under a stock repurchase program.

Contractual Obligations

Future operating lease payments, capital lease payments and purchase obligations at March 31, 2018 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Capital leases	$1,054	$456	$53	$5	$-	$-	$1,568
Office leases	5,876	6,754	9,093	8,970	8,448	54,936	94,077
Purchase obligations
Third party customer support provider	1,358	-	-	-	-	-	1,358
Third party network service providers	1,916	8	-	-	-	-	1,924
	$10,204	$7,218	$9,146	$8,975	$8,448	$54,936	$98,927

Our capital lease obligations consist of leases for computer equipment.

Our office lease obligations consist of our principal facility and various leased facilities under operating lease agreements, which expire on various dates from fiscal 2018 through fiscal 2032. The Company leases its current headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019.

In the fourth quarter of 2018, we entered into a 132-month lease to rent approximately 162,000 square feet for a new Company headquarters in San Jose, California. The lease term begins on January 1, 2019 or such earlier date on which the Company first commences to conduct business on the premises. The Company has the option to extend the lease for one additional five-year term, on substantially the same terms and conditions as the prior term but with the base rent rate adjusted to fair market value at that time.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate such estimates, including, but not limited to, those related to, revenue recognition, bad debts, returns reserve for expected cancellations, income and sales tax, and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and equity that are not readily apparent from other sources. Our actual results could differ from those estimates under different assumptions or conditions.

Additional information regarding risk factors that may impact our estimates is included above under Part I, Item 1A, "Risk Factors."

Revenue Recognition

Our revenue recognition policies are also described in Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

Service and Product Revenue

We recognize service revenue, mainly from subscription services related to our cloud-based voice, call center, video, and collaboration solutions, when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, price is fixed or determinable and collectability is reasonably assured. We defer recognition of service revenues in instances when cash receipts are received before services are delivered, and we recognize deferred revenues ratably, over the course of the contract, as services are provided.

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

We recognize revenue from product sales, mainly IP telephones, for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, we defer revenue from shipments to distributors, retailers, channel partners, and resellers, where the right of return exists, until the products have been sold to the end customer.

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

  the price list established by our management which is typically based on general pricing practices and targeted gross margin of products and services sold; and
  analysis of pricing history of new arrangements, including multiple element and stand-alone transactions.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized. Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized but are annually tested for impairment and more often if there is an indicator of impairment.

We perform an annual goodwill impairment test on January 1 of each year and during the year, whenever a triggering event for such an assessment is identified. During the third quarter of fiscal year 2018, we changed our product and marketing strategy for the use of DXI's technology and re-assessed the profitability outlook which triggered us testing the recorded goodwill for impairment. First, we estimated the fair value of our three reporting units using the market approach. Under the market approach, we utilized the market capitalization of our publicly-traded shares and comparable company information to determine revenue multiples which were used to determine the fair value of each reporting unit. Based on this approach, we determined that there was an indication of impairment only for our DXI reporting unit in the UK as the carrying value including goodwill exceeded its estimated fair value. As largely independent cash flows could not be attributed to any assets individually we evaluated DXI's assets and liabilities as one asset group. Then we estimated the fair value of DXI's using discounted cash flow methods to determine the implied fair value of goodwill. The difference between this implied fair value of the goodwill and its carrying value was recorded as impairment. The outcome of the analysis resulted in a non-cash expense for impairment of property and equipment, intangible assets and goodwill of $0.3 million, $1.2 million and $8.0 million, respectively, which was recorded during the third quarter of fiscal year 2018 as a separate line item in our Consolidated Statements of Operations.

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

In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss as of the end of our third quarter. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets during that period. As of March 31, 2018, we maintained a full valuation allowance against our net deferred tax asset on the consolidated balance sheet.

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

Stock-Based Compensation

We account for our employee stock options, stock purchase rights, restricted stock units, and restricted performance stock units granted under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

Compensation expense for stock-based payment awards is recognized over the requisite service period using the straight-line method and includes the impact of estimated forfeitures.

To value option grants under the Equity Compensation Plans for stock-based compensation, we used the Black-Scholes option valuation model. Fair value determined using the Black- Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. We used the historical volatility of our stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expected to remain outstanding. We established expected life assumptions through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rate was based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption was based on our history and expectation of future dividend payout.

To value restricted performance stock units under the Equity Compensation Plans, we used a Monte Carlo simulation model.  Fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and the NASDAQ Composite Index, risk-free interest rates, and future dividend payments.  We used the historical volatility and correlation of our stock and the Index over a period equal to the remaining performance period as of the grant date. The risk-free interest rate was based on the closing market bid yields of actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the remaining performance period as of the grant date. The dividend yield assumption was based on our history of not paying dividends.

Recently Issued and Adopted Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and investments of short durations in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a material impact on our interest income.

During the three years ended March 31, 2018, 2017 and 2016, we did not have any outstanding debt instruments other than equipment under capital leases which have fixed interest rates. Therefore, we were not exposed to market risk relating to interest rates for outstanding debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.

Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would not result in a material foreign currency loss on foreign-denominated balances, at March 31, 2018. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.

At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
8x8, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

San Francisco, California
May 30, 2018

We have served as the Company's auditor since 2009.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,703	$41,030
Short-term investments	120,559	133,959
Accounts receivable, net	16,296	14,264
Other current assets	10,040	8,101
Total current assets	178,598	197,354
Property and equipment, net	35,732	24,061
Intangible assets, net	11,958	17,038
Goodwill	40,054	46,136
Non-current deferred tax asset	-	48,859
Restricted cash	8,100	-
Other assets	2,767	407
Total assets	$277,209	$333,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,899	$18,631
Accrued compensation	17,412	11,508
Accrued taxes	6,367	5,354
Deferred revenue	2,559	2,144
Other accrued liabilities	6,026	5,707
Total current liabilities	56,263	43,344

Non-current liabilities	2,153	1,850
Non-current deferred revenue	19	60
Total liabilities	58,435	45,254

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2018 and 2017	-	-
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 92,847,354 shares and 91,500,091 shares
at March 31, 2018 and 2017, respectively	93	91
Additional paid-in capital	425,790	412,762
Accumulated other comprehensive loss	(5,645)	(9,642)
Accumulated deficit	(201,464)	(114,610)
Total stockholders' equity	218,774	288,601
Total liabilities and stockholders' equity	$277,209	$333,855

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2018	2017	2016
Service revenue	$280,430	$235,816	$192,241
Product revenue	16,070	17,572	17,095
Total revenue	296,500	253,388	209,336

Operating expenses:
Cost of service revenue	50,689	42,400	37,078
Cost of product revenue	20,482	19,714	20,168
Research and development	34,797	27,452	24,040
Sales and marketing	184,044	139,277	109,379
General and administrative	38,915	31,214	25,745
Impairment of goodwill, intangible assets and equipment	9,469	-	-
Total operating expenses	338,396	260,057	216,410
Loss from operations	(41,896)	(6,669)	(7,074)
Other income, net	3,693	1,792	1,107
Loss before provision (benefit) for income taxes	(38,203)	(4,877)	(5,967)
Provision (benefit) for income taxes	66,294	(126)	(847)
Net loss	$(104,497)	$(4,751)	$(5,120)

Net loss per share:
Basic	$(1.14)	$(0.05)	$(0.06)
Diluted	$(1.14)	$(0.05)	$(0.06)

Weighted average number of shares:
Basic	92,017	90,340	88,477
Diluted	92,017	90,340	88,477

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended March 31,
	2018	2017	2016
Net loss	$(104,497)	$(4,751)	$(5,120)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in securities	(259)	70	(50)
Foreign currency translation adjustment	4,256	(5,528)	(2,025)
Comprehensive loss	$(100,500)	$(10,209)	$(7,195)

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2015	88,065,528	$88	$378,971	$(2,109)	$(104,739)	$272,211
Issuance of common stock under
stock plans	2,218,470	2	5,386	-	-	5,388
Withholding taxes from stock plans	(30,702)	-	(466)	-	-	(466)
Repurchase of common stock	(1,392,135)	(1)	(11,189)	-	-	(11,190)
Stock-based compensation expense	-	-	16,334	-	-	16,334
Issuance of common stock for
acquisition of DXI	352,044	-	-	-	-	-
Income tax benefit from stock-
based compensation	-	-	224	-	-	224
Unrealized investment gain (loss)	-	-	-	(50)	-	(50)
Foreign currency translation adjustment	-	-	-	(2,025)	-	(2,025)
Net loss	-	-	-	-	(5,120)	(5,120)
Balance at March 31, 2016	89,213,205	89	389,260	(4,184)	(109,859)	275,306
Issuance of common stock under
stock plans	2,576,785	3	4,557	-	-	4,560
Withholding taxes from stock plans	(289,899)	(1)	(3,003)	-	-	(3,004)
Stock-based compensation expense	-	-	21,462	-	-	21,462
Income tax benefit from stock-
based compensation	-	-	486	-	-	486
Unrealized investment gain (loss)	-	-	-	70	-	70
Foreign currency translation adjustment	-	-	-	(5,528)	-	(5,528)
Net loss	-	-	-	-	(4,751)	(4,751)
Balance at March 31, 2017	91,500,091	91	412,762	(9,642)	(114,610)	288,601
Issuance of common stock under
stock plans, less withholding taxes	2,709,990	3	2,179	-	-	2,182
Repurchase of common stock	(1,362,727)	(1)	(17,933)	-	-	(17,934)
Stock-based compensation expense			28,782	-	-	28,782
Unrealized investment gain (loss)	-	-	-	(259)	-	(259)
Foreign currency translation adjustment	-	-	-	4,256	-	4,256
Adjustment from adoption of ASU 2016-9	-	-	-	-	17,643	17,643
Net loss	-	-	-	-	(104,497)	(104,497)
Balance at March 31, 2018	92,847,354	$93	$425,790	$(5,645)	$(201,464)	$218,774

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(104,497)	$(4,751)	$(5,120)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	8,171	6,084	4,994
Amortization of intangibles	5,033	3,762	3,557
Impairment of goodwill and long-lived assets	9,469	15	640
Amortization of capitalized software	2,513	591	456
Stock-based compensation expense	29,176	21,462	16,334
Tax benefit from stock-based compensation expense	-	(486)	(224)
Deferred income tax expense (benefit)	66,273	(411)	(1,493)
Gain on escrow settlement	(1,393)	-	-
Other	677	1,196	1,273
Changes in assets and liabilities:
Accounts receivable	(2,402)	(4,799)	(4,539)
Other current and noncurrent assets	(3,149)	(2,515)	(1,520)
Accounts payable and accruals	11,860	8,135	9,482
Deferred revenue	310	195	(273)
Net cash provided by operating activities	22,041	28,478	23,567

Cash flows from investing activities:
Purchases of property and equipment	(9,178)	(8,851)	(4,894)
Cost of capitalized software	(12,486)	(5,516)	(2,095)
Proceeds from escrow settlement	1,393	-	-
Purchase of investments	(115,224)	(140,026)	(126,723)
Sales of investments	27,841	41,288	56,302
Proceeds from maturities of investments	100,382	93,795	64,361
Acquisition of businesses, net of cash acquired	-	(2,884)	(23,246)
Net cash used in investing activities	(7,272)	(22,194)	(36,295)

Cash flows from financing activities:
Capital lease payments	(1,079)	(674)	(446)
Payment of contingent consideration	(150)	(300)	(200)
Repurchase of common stock, including for withholding taxes	(22,440)	(3,003)	(11,653)
Tax benefit from stock-based compensation expense	-	486	224
Proceeds from issuance of common stock under employee stock plans	7,229	5,087	4,827
Net cash (used in) provided by financing activities	(16,440)	1,596	(7,248)

Effect of exchange rate changes on cash	444	(426)	442
Net (decrease) increase in cash and cash equivalents	(1,227)	7,454	(19,534)
Cash, cash equivalents and restricted cash, beginning of year	41,030	33,576	53,110
Cash, cash equivalents and restricted cash, end of year	$39,803	$41,030	$33,576

Supplemental and non-cash disclosures:
Acquisition of property and equipment, net in connection with
acquisitions of businesses	$-	$-	$1,453
Acquisition of capital lease in connection with acquisitions of businesses	-	-	1,332
Equipment acquired under capital leases	765	1,152	573
Interest paid	36	16	44
Income taxes paid	38	460	445

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company is a leading provider of enterprise cloud communications solutions, including unified communications, team collaboration, contact center, and analytics, integrated over a single Software-as-a-Service (SaaS) platform. The 8x8 Communications CloudTM offers businesses a secure, reliable and simplified approach to transitioning their legacy, on-premises communications systems to the cloud. This comprehensive solution, built from owned and managed cloud technologies, enables customers to rely on a single provider for their global communications and contact center capabilities as well as customer support requirements. 8x8 customers are spread across more than 100 countries and range from small businesses to large enterprises. Since fiscal 2004, substantially all revenue has been generated from the sale of communications services and related hardware. Prior to fiscal 2003, the Company's main business was Voice over Internet Protocol semiconductors.

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

Reclassification

Certain software development costs capitalized in accordance with ASC 350-40, Internal-Use Software (ASC 350-40), that were presented in other long-term assets in the Company's consolidated balance sheets as of March 31, 2017 are presented as property and equipment for the consolidated balance sheet as of March 31, 2018. Assets in the amount of $7.7 million, net of accumulated amortization, have been reclassified in the consolidated balance sheet as of March 31, 2017 to conform to the current period presentation. The reclassification had no impact on the Company's previously reported consolidated net income (loss), cash flows, or basic or diluted net income per share amounts.

Certain amounts previously reported within the Company's consolidated balance sheets and consolidated statements of cash flows have been reclassified within each financial statement section to conform to the current period presentation. The reclassification had no impact on the Company's previously reported net loss, cash flows, or basic or diluted net loss per share amounts.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, income and sales tax, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.

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

Under the terms of the Company's typical subscription agreements, new customers can terminate their service within 30 days of order placement and receive a full refund of fees previously paid. The Company has determined that it has sufficient history of subscriber conduct to make a reasonable estimate of cancellations within the 30-day trial period. Therefore, the Company recognizes new subscriber revenue that is fixed or determinable and that is not contingent on future performance or future deliverables in the month in which the new order was shipped, net of an allowance for expected cancellations. The Company recognizes revenue from product sales, mainly IP telephones, for which there are no related services to be rendered upon shipment to customers provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Gross outbound shipping and handling charges are recorded as revenue, and the related costs are included in cost of goods sold. Reserves for returns and allowances for customer sales are recorded at the time of shipment. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, the Company records shipments to distributors, retailers, channel partners, and resellers, where the right of return exists, as deferred revenue. The Company defers recognition of revenue on product sales to resellers until the products have been sold to the end-customer.

The Company records revenue net of any sales and service related taxes and mandatory government charges that are billed to its customers. The Company believes this approach results in consolidated financial statements that are more easily understood by users.

Multiple Element Arrangements

ASC 605-25, Revenue Recognition - Multiple Element Arrangements, requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. The provisioning of the cloud service with the accompanying IP telephone constitutes a revenue arrangement with multiple deliverables. For arrangements with multiple deliverables, the Company allocates the arrangement consideration to all units of accounting based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the relative selling price to be used for allocating arrangement consideration to units of accounting as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of the selling price ("BESP").

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

At March 31, 2018 and 2017, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income in the consolidated statements of operations and computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of one major financial institution.

ACCOUNTS RECEIVABLE ALLOWANCE

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers.  Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment, software and software development costs and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements.

Maintenance, repairs and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the Consolidated Statements of Operations.

Construction in progress primarily relates to costs to acquire or internally develop software for internal use not fully completed as of March 31, 2018.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews the recoverability of its long-lived assets, such as property and equipment, definite lived intangibles or capitalized software, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows. See Note 4 for further discussion on impairment charges incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested annually for impairment and more often if there is an indicator of impairment. The Company has determined that it has three reporting units and allocates goodwill to the reporting units for the purposes of its annual impairment test.

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

RESEARCH & DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

Software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software (ASC 350-40), is capitalized during the application development stage. In accordance with authoritative guidance, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Once the project has been completed, these costs are amortized on a straight - line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. The Company classifies software development costs associated with the development of the Company's products and services as property and equipment. See Note 3 for further details.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $14.5 million, $9.5 million and $8.5 million for the years ended March 31, 2018, 2017 and 2016, respectively.

FOREIGN CURRENCY TRANSLATION

The Company has determined that the functional currency of each of its foreign subsidiaries are the subsidiary's local currency. The Company believes this most appropriately reflects the current economic facts and circumstances of the Company's subsidiaries' operations. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity.

BUSINESS SEGMENTS

The Company has two reportable segments, Americas and Europe. The Americas segment is primarily North America. The Europe segment is primarily the United Kingdom. Each operating segment provides similar products and services.

The Company's chief operating decision makers, the Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer, evaluate performance of the Company and makes decisions regarding allocation of resources based on geographical results.

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

CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. The Company has not experienced any material losses relating to its investments.

The Company sells its products to business customers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. At March 31, 2018 and 2017, no customer accounted for more than 10% of accounts receivable.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock options and other stock awards under the provisions of ASC 718 - Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

To value option grants the Company uses the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. The Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rates were based on the closing market bid yields of actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history of not paying dividends.

The Company issued performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2018:

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period. The difference between net income (loss) and comprehensive income (loss) is due to foreign currency translation adjustments and unrealized gains or losses on investments classified as available-for-sale.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method unless their effect is anti-dilutive. Dilutive potential common shares include outstanding stock options and employee restricted purchase rights.

DEFERRED RENT

The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. The difference results from rent holidays, rent escalations and tenant improvement allowances, which are amortized over the lease term.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. As permitted, the Company early adopted this standard prospectively during the quarter ended June 30, 2016. The adoption of this standard resulted in reclassifying current deferred income tax assets to noncurrent deferred income tax assets and current deferred income tax liabilities to noncurrent deferred income tax liabilities. No prior periods were retrospectively adjusted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption in fiscal year 2018, stock-based compensation excess tax benefits or tax deficiencies will be reflected in the consolidated statement of operations within the provision for income taxes.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on how restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company elected to early adopt this ASU for fiscal year 2018 and disclosed restricted cash in the amount of $8.1 million in the consolidated balance sheets as of March 31, 2018. No prior periods were retrospectively adjusted.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather require an entity to record an impairment charge based on the excess of a reporting unit's carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company elected to early adopt this ASU for fiscal year 2018. No prior periods were retrospectively adjusted.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 or ASC 606), which replaces numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates are required within the revenue recognition process than are required under current GAAP (ASC 605).

The new standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted the new standard effective April 1, 2018 using the modified retrospective method. Under the retrospective method prior period financial information is not revised, but instead a cumulative impact is recorded on the day of adoption with a corresponding offset recorded to stockholder's equity.

Under the new standard, the Company expects in some cases to recognize revenue earlier than under ASC 605 guidance when the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example the initial month's services or equipment are discounted, as a result of the elimination of contingent revenue guidance. Under ASC 605 guidance, amounts allocated to delivered items are limited to amounts that are not contingent on the provision of future services. The impact of adopting the new standard on the Company's total revenues and deferred revenue is not expected to be material.

With the adoption of ASC 606 the Company also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a customer contract which, under the old guidance, were expensed as incurred. Under the new standard, the Company will defer all incremental sales commission costs and amortize them over the expected period of benefit, which is estimated to be five years. The amortization cost will be charged to sales and marketing costs on the consolidated statements of operations. The Company expects the cumulative impact of these deferred costs to be approximately $35 million to $40 million with a corresponding decrease to accumulated deficit as of April 1, 2018.

There will not be any significant tax impact to the Company's consolidated statements of operations and consolidated balance sheet relating to the adoption of the new standard due to the valuation allowance recorded against to the Company's deferred tax assets.

The Company has established new accounting policies, is implementing processes, and implementing internal controls necessary to support the requirements of the new standard.

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

2. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, available-for-sale investments, and contingent consideration were (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2018	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$16,499	$-	$-	$16,499	$16,499	$-
Level 1:
Money market funds	15,204	-	-	15,204	15,204	-
Subtotal	31,703	-	-	31,703	31,703	-
Level 2:
Commercial paper	13,254	-	(8)	13,246	-	13,246
Corporate debt	70,631	6	(296)	70,341	-	70,341
Municipal securities	3,385	3	(1)	3,387	-	3,387
Asset backed securities	27,063	1	(119)	26,945	-	26,945
Agency bond	4,183	-	(35)	4,148	-	4,148
International government securities	2,497	-	(5)	2,492	-	2,492
Subtotal	121,013	10	(464)	120,559	-	120,559
Total assets	$152,716	$10	$(464)	$152,262	$31,703	$120,559

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2017	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$29,122	$-	$-	$29,122	$29,122	$-
Level 1:
Money market funds	11,908	-	-	11,908	11,908	-
Mutual funds	2,000	-	(194)	1,806	-	1,806
Subtotal	43,030	-	(194)	42,836	41,030	1,806
Level 2:
Commercial paper	19,144	8	-	19,152	-	19,152
Corporate debt	83,995	61	(58)	83,998	-	83,998
Asset backed securities	26,906	4	(22)	26,888	-	26,888
Mortgage backed securities	116	-	(1)	115	-	115
Agency bond	2,000	-	-	2,000	-	2,000
Subtotal	132,161	73	(81)	132,153	-	132,153
Total assets	$175,191	$73	$(275)	$174,989	$41,030	$133,959
Level 3:
Contingent consideration	$-	$-	$-	$148	$-	$-
Total liabilities	$-	$-	$-	$148	$-	$-

Contractual maturities of investments as of March 31, 2018 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$69,721
Due after one year	50,838
Total	$120,559

Contingent Consideration and Escrow Liability

The Company's contingent consideration liability, included in other accrued liabilities on the consolidated balance sheets as of March 31, 2017, was associated with the Quality Software Corporation (QSC) acquisition made in the first quarter of fiscal year 2016. This contingent liability was classified as level 3 within the fair value hierarchy. The remaining liability of $0.1 million was settled and paid during the year ended March 31, 2018.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,
	2018	2017
Computer equipment	$29,761	$24,293
Software development costs	20,144	8,265
Software licenses	8,663	7,380
Leasehold improvements	6,573	5,579
Furniture and fixtures	1,637	1,411
Construction in progress	2,394	689
	69,172	47,617
Less: accumulated depreciation and amortization	(33,440)	(23,556)
	$35,732	$24,061

4. INTANGIBLE ASSETS AND GOODWILL

The carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2018			March 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$19,702	$(10,535)	$9,167	$18,685	$(7,010)	$11,675
Customer relationships	9,776	(7,366)	2,410	9,419	(6,187)	3,232
Trade names/domains	2,108	(1,727)	381	2,036	-	2,036
In-process research and
development	95	(95)	-	95	-	95
Total acquired identifiable
intangible assets	$31,681	$(19,723)	$11,958	$30,235	$(13,197)	$17,038

At March 31, 2018, annual amortization of definite lived intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2019	$4,002
2020	3,171
2021	2,790
2022	1,766
2023	229
Total	$11,958

Impairment of Long-Lived Assets and Goodwill

During the third quarter of fiscal year 2018, the Company changed its product and marketing strategy for the use of DXI's technology and re-assessed DXI's profitability outlook. This triggered the requirement that the Company test the recorded goodwill for impairment in accordance with ASC 350-20-35, as amended by ASU 2017-04 (see Footnote 1, Recently Adopted Accounting Pronouncements). First, the Company estimated the fair value of its three reporting units using the market approach. Under the market approach, the Company utilized the market capitalization of its publicly-traded shares and comparable company information to determine revenue multiples which were used to determine the fair value of the reporting unit. Based on this approach, the Company determined that there was an indication of impairment only for its DXI reporting unit, which is within the Company's Europe reporting segment, as the carrying value including goodwill exceeded the estimated fair value. As largely independent cash flows could not be attributed to any assets individually the Company evaluated DXI's assets and liabilities as one asset group. Then the Company estimated the fair value of DXI's asset group using discounted cash flow methods to determine the implied fair value of goodwill. The difference between this implied fair value of the goodwill and its carrying value was recorded as impairment. The outcome of the analysis resulted in a non-cash expense for impairment of property and equipment, intangible assets and goodwill of $0.3 million, $1.2 million and $8.0 million, respectively, which was recorded during the third quarter of fiscal year 2018 as a separate line item in the Company's Consolidated Statements of Operations.

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance at March 31, 2016	$25,729	$21,691	$47,420
Additions due to acquisitions	1,580	-	1,580
Foreign currency translation	-	(2,864)	(2,864)
Balance at March 31, 2017	27,309	18,827	46,136
Impairment loss	-	(8,036)	(8,036)
Foreign currency translation	-	1,954	1,954
Balance at March 31, 2018	$27,309	$12,745	$40,054

5. COMMITMENTS AND CONTINGENCIES

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

The Company has procured a standby letter of credit (LOC) in the amount of $8.1 million for the benefit of the landlord, which may be drawn down in the event the Company defaults in the payment of its obligations under the lease. The LOC is disclosed as restricted cash on the Company's consolidated balance sheets for the year ending March 31, 2018.

At March 31, 2018, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

Year ending March 31:
2019	$5,876
2020	6,754
2021	9,093
2022	8,970
2023	8,448
Thereafter	54,936
Total	$94,077

Rent expense for the years ended March 31, 2018, 2017 and 2016 was $5.6 million, $5.1 million and $2.1 million, respectively.

Capital Leases

The Company has non-cancelable capital lease agreements for office and computer equipment bearing interest at various rates. At March 31, 2018, future minimum annual lease payments under non-cancelable capital leases were as follows (in thousands):

Year ending March 31:
2019	$1,054
2020	456
2021	53
2022	5
Total minimum payments	1,568
Less: Amount representing interest	(60)
1,508
Less: Short-term portion of capital lease obligations	(1,049)
Long-term portion of capital lease obligations	$459

Capital leases included in computer and office equipment were approximately $3.5 million and $2.7 million at March 31, 2018 and 2017, respectively. Total accumulated amortization was approximately $1.8 million and $1.0 million at March 31, 2018 and 2017, respectively.

Minimum Third-Party Customer Support Commitments

The Company's contract with third-party customer support vendors include minimum monthly commitments and the requirements to maintain the service level for several months. The total contractual minimum commitments were approximately $1.4 million at March 31, 2018.

Minimum Third-Party Network Service Provider Commitments

The Company entered into contracts with multiple vendors for third-party network service which expire on various dates through fiscal 2020. At March 31, 2018, future minimum annual payments under these third-party network service contracts were as follows (in thousands):

Year ending March 31:
2019	$1,916
2020	8
Total minimum payments	$1,924

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

6. STOCKHOLDERS' EQUITY

In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan").  The Company's stockholders subsequently adopted the 2006 Plan in September 2006, and became effective in October 2006.  The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan. The 2006 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expired in May 2016. As of March 31, 2018, there are no shares available for future grants under the 2006 Plan.

2012 Equity Incentive Plan

In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan").  The Company's stockholders subsequently adopted the 2012 Plan in July 2012, and became effective in August 2012.  The Company reserved 4,100,000 shares of the Company's common stock for issuance under this plan. In August 2014 and 2016, the 2012 Plan was amended to allow for an additional 6,800,000 and 4,500,000 shares reserved for issuance, respectively. The 2012 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock and restricted stock units generally vest over four years and expire ten years after grant. The 2012 Plan expires in June 2022. As of March 31, 2018, 0.3 million shares remained available under the 2012 Plan.

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

2017 New Employee Inducement Incentive Plan

In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan ("2017 Plan"). The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In January 2018, the 2017 Plan was amended to allow for an additional 1,500,000 shares reserved for issuance. The 2017 Plan provides for granting non-statutory stock options, stock appreciation rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Options generally expire ten years after grant. As of March 31, 2018, 1.3 million shares remained available under the 2017 plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2018	2017	2016
Cost of service revenue	$1,821	$1,732	$1,159
Cost of product revenue	-	-	-
Research and development	6,418	3,762	2,914
Sales and marketing	11,654	8,832	6,133
General and administrative	9,283	7,136	6,128
Total	$29,176	$21,462	$16,334

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity

Stock Option activity under all the Company's stock option plans since March 31, 2015, is summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Shares	Per Share
Outstanding at March 31, 2015	5,327,907	$5.19
Granted	723,776	8.63
Exercised	(1,162,175)	2.56
Canceled/Forfeited	(96,242)	8.06
Outstanding at March 31, 2016	4,793,266	6.29
Granted	407,392	14.63
Exercised	(603,998)	2.34
Canceled/Forfeited	(134,248)	8.41
Outstanding at March 31, 2017	4,462,412	7.52
Granted	609,135	14.95
Exercised	(773,897)	3.95
Canceled/Forfeited	(299,365)	13.05
Outstanding at March 31, 2018	3,998,285	$8.93

Vested and expected to vest at March 31, 2018	3,998,285	$8.93
Exercisable at March 31, 2018	3,025,925	$7.66

Stock Purchase Right activity since March 31, 2015 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
	Number of	Fair Market	Contractual
	Shares	Value	Term (in Years)
Balance at March 31, 2015	223,835	$5.92	1.50
Granted	-	-
Vested and released	(115,789)	5.32
Forfeited	(25,875)	7.40
Balance at March 31, 2016	82,171	6.30	0.76
Granted	-	-
Vested and released	(69,426)	6.00
Forfeited	(1,375)	6.72
Balance at March 31, 2017	11,370	8.10	1.09
Granted	-	-
Vested and released	(6,395)	8.26
Forfeited	-	-
Balance at March 31, 2018	4,975	$7.88	0.10

Restricted Stock Unit activity since March 31, 2015 is summarized as follows:

		Weighted	Weighted Average
	Number of	Average Grant	Remaining Contractual
	Shares	Date Fair Value	Term (in Years)
Balance at March 31, 2015	2,698,686	$7.33	1.88
Granted	2,681,997	8.78
Vested and released	(589,788)	7.79
Forfeited	(246,096)	8.15
Balance at March 31, 2016	4,544,799	8.08	1.67
Granted	2,491,877	15.15
Vested and released	(1,600,831)	7.89
Forfeited	(496,795)	9.56
Balance at March 31, 2017	4,939,050	11.57	1.55
Granted	3,481,870	14.41
Vested and released	(1,833,038)	10.27
Forfeited	(652,339)	12.73
Balance at March 31, 2018	5,935,543	$13.51	1.60

The total intrinsic value of options exercised in the years ended March 31, 2018, 2017 and 2016 was $9.0 million, $7.2 million and $9.2 million, respectively. As of March 31, 2018, there was $63.9 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of approximately 2.5 years.

1996 Employee Stock Purchase Plan

The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006

Annual Meeting of Stockholders held September 18, 2006. The Employee Stock Purchase Plan is effective until August 2017. During fiscal 2018, 2017 and 2016, approximately 0.4 million, 0.3 million, and 0.4 million shares, respectively, were issued under the Employee Stock Purchase Plan.

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

As of March 31, 2018, there was approximately $0.5 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.

Assumptions Used to Calculate Stock-Based Compensation Expense

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2018	2017	2016
Expected volatility	41%	44%	53%
Expected dividend yield	-	-	-
Risk-free interest rate	1.8% to 2.4%	1.1% to 2.2%	1.5% to 1.8%
Weighted average expected term (in years)	4.8 years	4.9 years	5.4 years

Weighted average fair value of options granted	$5.70	$5.74	$4.17

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2018	2017	2016
Expected volatility	40%	37%	43%
Expected dividend yield	-	-	-
Risk-free interest rate	1.33%	0.65%	0.39%
Weighted average expected term (in years)	0.8 years	0.8 years	0.8 years

Weighted average fair value of rights granted	$4.10	$4.19	$3.25

Stock Repurchases

In October 2015, the Company's board of directors authorized the Company to purchase an additional $15.0 million of its common stock from time to time until October 20, 2016 under the 2015 Repurchase Plan. The plan expired in October 2016 with an unused authorized repurchase amount of $15.0 million.

In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Plan at March 31, 2018 was approximately $7.1 million.

7. INCOME TAXES

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among numerous provisions, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Accordingly, deferred tax assets were adjusted down by about $23 million in the period ended December 31, 2017. However, because the Company recorded a full valuation allowance, the decrease in deferred tax assets from the tax rate change was fully offset by a corresponding decrease in valuation allowance, and therefore, resulted in no impact to the tax expense.

The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) for which U.S. income taxes have been previously deferred. The Company recorded no one-time transition tax liability for its foreign subsidiaries as the Company's preliminary calculations concluded it does not have any untaxed foreign accumulated earnings as of the measurement dates.

In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis and more thorough understanding of the tax law is completed.

For the years ended March 31, 2018, 2017 and 2016, the Company recorded a (benefit) provision for income taxes of approximately $66.3 million, ($0.1) million and ($0.8) million, respectively. The components of the consolidated (benefit) provision for income taxes for fiscal 2018, 2017 and 2016 consisted of the following (in thousands):

	March 31,
Current:	2018	2017	2016
Federal	$(395)	$(7)	$97
State	256	588	551
Foreign	185	112	71
Total current tax provision	46	693	719

Deferred
Federal	59,837	1,506	95
State	6,664	(1,095)	(854)
Foreign	(253)	(1,230)	(807)
Total deferred tax (benefit) provision	66,248	(819)	(1,566)
Income tax (benefit) provision	$66,294	$(126)	$(847)

The Company's income (loss) from continuing operations before income taxes included ($19.7) million, ($8.4) million and ($6.9) million of foreign subsidiary loss for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries. The Company intends to reinvest these profits in expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.

Deferred tax assets and (liabilities) were comprised of the following (in thousands):

	March 31,
	2018	2017
Net operating loss carryforwards	$40,465	$36,427
Research and development and other credit carryforwards	11,761	8,614
Stock-based compensation	6,389	6,942
Reserves and allowances	3,181	3,266
Fixed assets and intangibles	378	(3,688)
Net non-current deferred tax assets	62,174	51,561
Valuation allowance	(62,174)	(2,934)
Total	$-	$48,627

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, The Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. During the year ended March 31, 2018, the Company recorded a full valuation allowance against its deferred tax assets as it considered the cumulative losses in recent periods to be a substantial negative evidence. At March 31, 2018, management determined that a valuation allowance of approximately $62.2 million was needed compared with approximately $2.9 million as of March 31, 2017.

At March 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $157.6 million and $27.5 million, respectively, which expire at various dates between 2029 and 2037. In addition, at March 31, 2018, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $7.2 million and $9.1 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2021 and 2038, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory U.S. federal income tax rate is as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Tax provision at statutory rate	$(11,790)	$(1,652)	$(2,029)
State income taxes before valuation allowance,
net of federal effect	(1,042)	108	9
Foreign tax rate differential	(1,188)	885	(769)
Research and development credits	(2,189)	(1,484)	(1,253)
Change in valuation allowance	56,663	(287)	(1,555)
Compensation/option differences	(4,965)	(246)	(471)
Non-deductible compensation	1,132	1,079	944
Tax Act rate change impact	22,630	-	-
Acquisition costs	-	54	230
Expiring California loss carry-forwards	-	-	1,626
Foreign loss not benefited	6,847	780	2,342
Other	196	637	79
Total income tax provision	$66,294	$(126)	$(847)

For fiscal year ended March 31, 2018, a blended statutory U.S. federal income tax rate of 34% for 9 months and 21% for 3 months was used. For other years, the statutory federal rate of 34% was used.

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

	Unrecognized Tax Benefits
	2018	2017	2016
Balance at beginning of year	$3,331	$2,881	$2,420
Gross increases - tax position in prior period	-	-	82
Gross increases - tax position related to the current year	649	450	379
Balance at end of year	$3,980	$3,331	$2,881

At March 31, 2018, the Company had a liability for unrecognized tax benefits of $4.0 million, all of which, if recognized, would favorably affect the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal years ended March 31, 2018, 2017 and 2016, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. The Company currently believes that the Section 382 limitation will not limit utilization of the carryforwards prior to their expiration, with the exception of certain acquired loss and tax credit carryforwards.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under examination by the Internal Revenue Service for the fiscal year ended March 31, 2016 and by the Illinois Department of Revenue for the fiscal years ended March 31, 2015 and 2016. It is too early to predict the outcome of the ongoing examinations. The tax years fiscal 1999 through fiscal 2018 generally remain subject to examination by federal and most state tax authorities.

8. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Years Ended March 31,
	2018	2017	2016
Numerator:
Net loss available to common stockholders	$(104,497)	$(4,751)	$(5,120)

Denominator:
Denominator for basic calculation	92,017	90,340	88,477
Denominator for diluted calculation	92,017	90,340	88,477

Net loss per share:
Basic	$(1.14)	$(0.05)	$(0.06)
Diluted	$(1.14)	$(0.05)	$(0.06)

The following shares attributable to outstanding stock options and restricted stock purchase rights were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Years Ended March 31,
	2018	2017	2016
Common stock options	3,998	4,462	4,793
Stock units	5,940	4,950	4,628
	9,938	9,412	9,421

9. SEGMENT REPORTING

The following tables set forth the segment and geographic information for each period (in thousands):

	Revenue for the Years Ended March 31,
	2018	2017	2016
Americas (principally US)	$266,034	$227,914	$185,241
Europe (principally UK)	30,466	25,474	24,095
	$296,500	$253,388	$209,336

Revenue is based upon the destination of shipments and the customers' service address. In fiscal 2018, 2017 and 2016 intersegment revenues of approximately $15.1 million, $4.9 million, $1.0 million, respectively, were eliminated in consolidation, and have been excluded from the table above.

	Depreciation and Amortization for the Years Ended March 31,
	2018	2017	2016
Americas (principally US)	$10,619	$6,842	$5,776
Europe (principally UK)	5,098	3,595	3,231
	$15,717	$10,437	$9,007

	Net Income (Loss) for the Years Ended March 31,
	2018	2017	2016
Americas (principally US)	$(84,792)	$2,557	$940
Europe (principally UK)	(19,705)	(7,308)	(6,060)
	$(104,497)	$(4,751)	$(5,120)

	March 31,
	2018		2017
	Total Assets	Property and Equipment, net	Total Assets	Property and Equipment, net
Americas (principally US)	$240,099	$27,270	$284,011	$19,480
Europe (principally UK)	37,110	8,462	49,844	4,581
	$277,209	$35,732	$333,855	$24,061

10. ACQUISITIONS

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

None of the goodwill recognized is deductible for income tax purposes.

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

None of the goodwill recognized is deductible for income tax purposes.

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

11. SUBSEQUENT EVENTS

In April 2018, the Company entered into an asset purchase agreement with MarianaIQ, Inc. The total aggregate purchase price was $3.5 million, consisting of approximately $2.6 million paid at closing and $0.9 million in cash deposited into escrow to be held for fifteen months as security against indemnity claims made by the Company after the closing date.

12. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data amounts:

	QUARTER ENDED
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2018	2017	2017	2017	2017	2016	2016	2016
Service revenue	$75,325	$71,891	$68,123	$65,091	$62,654	$60,149	$57,717	$55,296
Product revenue	4,019	3,684	4,360	4,007	3,834	3,527	5,466	4,745
Total revenue	79,344	75,575	72,483	69,098	66,488	63,676	63,183	60,041
Operating expenses:
Cost of service revenue	13,952	12,318	12,757	11,662	10,803	10,525	10,837	10,235
Cost of product revenue	5,826	4,675	5,098	4,884	4,187	4,240	5,782	5,505
Research and development	10,016	8,527	8,311	7,943	7,142	7,095	6,505	6,710
Sales and marketing	52,940	48,830	41,163	41,110	38,228	35,667	33,691	31,691
General, and administrative	10,340	10,003	9,616	8,956	9,814	7,852	6,747	6,801
Impairment of goodwill, intangible
assets and equipment	-	9,469	-	-	-	-	-	-
Total operating expenses	93,074	93,822	76,945	74,555	70,174	65,379	63,562	60,942
Loss from operations	(13,730)	(18,247)	(4,462)	(5,457)	(3,686)	(1,703)	(379)	(901)
Other income, net	610	569	463	2,052	583	408	391	410
Loss from operations before provision
(benefit) for income taxes	(13,120)	(17,678)	(3,999)	(3,405)	(3,103)	(1,295)	12	(491)
Provision (benefit) for income taxes	142	70,842	(3,453)	(1,236)	(178)	30	(15)	37
Net income (loss)	$(13,262)	$(88,520)	$(546)	$(2,169)	$(2,925)	$(1,325)	$27	$(528)

Net income (loss) per share:
Basic	$(0.14)	$(0.96)	$(0.01)	$(0.02)	$(0.03)	$(0.01)	$0.00	$(0.01)
Diluted	$(0.14)	$(0.96)	$(0.01)	$(0.02)	$(0.03)	$(0.01)	$0.00	$(0.01)

Shares used in per share calculations:
Basic	92,526	92,029	91,689	91,643	91,175	90,774	89,987	89,434
Diluted	92,526	92,029	91,689	91,643	91,175	90,774	93,447	89,434

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2018.

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

ITEM 9B. OTHER INFORMATION

For our 2018 fiscal year, quarterly bonuses under the company's Management Incentive Bonus Plan, or MIP, were determined based on achievement of individual objectives; annual awards were determined based on company performance against predetermine metrics; and both categories of awards were to be paid only if we achieved non-GAAP pre-tax net income (NGNI) at or in excess of specified thresholds - namely, break-even NGNI for quarterly awards, and NGNI at or above 3% of revenue for annual awards.

During the course of our 2018 fiscal year, our board of directors, in consultation with our chief executive officer, authorized strategic expenditures in excess of levels contemplated by our fiscal 2018 budget in order to better position the company for revenue growth in fiscal 2019. Although the company achieved its revenue targets under the MIP, we failed to achieve the minimum NGNI thresholds required for payment of fourth quarter and full year fiscal 2018 bonuses under the MIP.

On May 28, 2018, our compensation committee approved the payment of bonuses to all MIP participants other than our CEO, notwithstanding our failure to satisfy the funding conditions, in the amounts that each participant would have received if all NGNI metrics were excluded from the relevant calculations. We expect that the following named executive officers will receive bonuses on May 31, 2018 in the amounts indicated: Mary Ellen Genovese, CFO, $128,683.67; Bryan Martin, CTO, $82,370.77; and Darren Hakeman, Senior Vice President of Strategy, Analytics and Corporate Development, $84,302.31. Ms. Genovese and Mr. Martin have elected to receive some or all of their bonuses in shares of common stock rather than cash, as described below.

On May 28, 2018, our compensation committee also approved amendments to the MIP to (1) allow payment of bonuses in shares of our common stock in lieu of cash and (2) remove the 90-day waiting period before new hires may be eligible to participate in the MIP. For participants who elect to receive stock in lieu of cash, the number of shares will be determined based on our trading price on the award payment date, i.e., after the participant has made the election to receive stock in lieu of cash.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on or about August 10, 2018, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on or about August 10, 2018, which information is incorporated into this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on or about August 10, 2018, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 6 STOCKHOLDERS' EQUITY."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on or about August 10, 2018, which information is incorporated into this Annual Report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on or about August 10, 2018, which information is incorporated into this Annual Report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The information required by this item is included in Item 8.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions		Balance
	Beginning	Charged to		at End
Description	of Year	Expenses	Deductions (a)	of Year
Total Allowance for Doubtful Accounts:
Year ended March 31, 2016:	$416	$509	$(339)	$586
Year ended March 31, 2017:	$586	$941	$(573)	$954
Year ended March 31, 2018:	$954	$250	$(300)	$904

(a) The deductions related to allowance for doubtful accounts represent accounts receivable which are written off.

(a)(3) Exhibits. Copies of the exhibits listed will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

Exhibit Number	Exhibit Title

3.1 (a)	Restated Certificate of Incorporation of Registrant, dated August 22, 2012
3.2 (b)	Bylaws of Registrant
10.1 (c)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*.**	Amended and Restated 2015 Executive Change-In-Control and Severance Policy
10.3*.**	2017 Executive Change-In-Control and Severance Policy
10.4*.**	Third Amended and Restated Management Incentive Plan
10.5 (d)*	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement
10.6 (e)*	Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.7 (e)*	Form of Stock Option Agreement under the Amended and Restated Contactual, Inc. 2003 Stock Option Plan
10.8 (f)*	2006 Stock Plan, as amended
10.9 (g)*	Form of 2006 Stock Option Agreement under the 2006 Stock Plan
10.10 (h)*	Form of Notice of Award of Stock Purchase Right and Stock Purchase Agreement under the 2006 Stock Plan
10.11 (i)*	Amended and Restated 2012 Equity Incentive Plan
10.12 (j)*	Form of Stock Option Agreement under the Amended and Restated 2012 Equity Incentive Plan
10.13 (j)*	Notice of Grant of Restricted Stock Unit Award and Agreement under the 2012 Equity Incentive Plan
10.14 (s)*	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan
10.15 (k)*	Form of Stock Option Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.16 (k)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.17 (l)*	8x8, Inc. 2017 New Employee Inducement Incentive Plan
10.18 (l)*	Form of Stock Option Agreement under the 8x8, Inc. 2017 New Employee Inducement Incentive Plan
10.19 (l)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under 8x8, Inc. 2017 New Employee Inducement Incentive Plan

10.20 (m)*	Employment Agreement dated September 9, 2013 between the Company and Vikram Verma
10.21 (m)*	Employment Agreement dated September 9, 2013 between the Company and Darren Hakeman
10.22 (n)*	Employment Agreement dated October 6, 2014 between the Company and Mary Ellen Genovese
10.23 (c)*	Amendment to Employment Agreement dated July 31, 2015 between the Company and Vikram Verma
10.24 (d)*	Employment Agreement dated May 15, 2017 between the Company and Rani Hublou
10.25 (o)*	Employment Agreement dated September 4, 2017 between the Company and Dejan Deklich
10.26 (p)	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC
10.27 (q)	Standard Form Office Lease, dated as of January 20, 2016, by and between MNCVAD-Seagate 2665 North First LLC, and the Company
10.28 (r)	Lease dated June 22, 2016, between Registrant and One Commercial Street Management Company Limited
10.29**	Lease dated January 23, 2018, between CAP Phase 1, LLC and Registrant
21.1 (d)	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 81)
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________

* Indicates management contract or compensatory plan or arrangement.
**Filed herewith.

(a)	Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-K filed May 28, 2013 (File No. 000-21783).
(b)	Incorporated by reference to exhibit 3.2 to the Registrant's Form 8-K filed July 29, 2015 (File No. 000-21783).
(c)	Incorporated by reference to exhibit 10.2 and 10.3 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).
(d)	Incorporated by reference to exhibit 10.4, 10.34 and 21.1 to the Registrant's Form 10-K filed May 30, 2017 (File No. 000-21783).
(e)	Incorporated by reference to exhibit 10.16 and 10.17 to the Registrant's Form S-8 filed September 19, 2011 (File No. 333-176895).
(f)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(g)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File No. 000-21783).
(h)	Incorporated by reference to exhibit 10.10 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).
(i)	Incorporated by reference to exhibit 10.19 to the Registrant's Form S-8 filed August 09, 2016 (File No. 333-213032).
(j)	Incorporated by reference to exhibit 10.20 and 10.21 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-183597).
(k)	Incorporated by reference to exhibit 10.23, 10.24 and 10.25 to the Registrant's Form S-8 filed September 10, 2013 (File No. 333-191080).
(l)	Incorporated by reference to exhibit 10.23, 10.24 and 10.25 to the Registrant's Form S-8 filed November 2, 2017 (File No. 333-221290).
(m)	Incorporated by reference to exhibit 10.2 and 10.6 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783).
(n)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed October 22, 2014 (File no. 000-21783).
(o)	Incorporated by reference to exhibit 10.36 to the Registrant's Form S-8 filed November 2, 2017 (File No. 000-21783).
(p)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 24, 2012 (File no. 000-21783).
(q)	Incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K filed May 31, 2016 (File No. 000-21783).
(r)	Incorporated by reference to exhibit 10.33 to the Registrant's Form 10-Q filed July 29, 2016 (File No. 000-21783).
(s)	Incorporated by reference to exhibit 10.34 to the Registrant's Form 10-Q filed November 2, 2016 (File No. 000-21783).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 30, 2018.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ VIKRAM VERMA Vikram Verma	Chief Executive Officer (Principal Executive Officer)	May 30, 2018
/s/ MARY ELLEN GENOVESE Mary Ellen Genovese	Chief Financial Officer and Secretary (Principal Financial Officer)	May 30, 2018
/s/ BRYAN R. MARTIN Bryan R. Martin	Chairman and Chief Technology Officer	May 30, 2018
/s/ HENRIK GERDES Henrik Gerdes	Chief Accounting Officer (Principal Accounting Officer)	May 30, 2018
/s/ GUY L. HECKER Guy L. Hecker, Jr.	Director	May 30, 2018
/s/ ERIC SALZMAN Eric Salzman	Director	May 30, 2018
/s/ IAN POTTER Ian Potter	Director	May 30, 2018
/s/ JASWINDER PAL SINGH Jaswinder Pal Singh	Director	May 30, 2018
/s/ VLADIMIR JACIMOVIC Vladimir Jacimovic	Director	May 30, 2018