Form 10-Q
period 2018-06-30
8X8 INC /DE/
filed 2018-08-03
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

      The number of shares of the Registrant's Common Stock outstanding as of July 30, 2018 was 93,321,888.

FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	March 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$34,557	$31,703
Short-term investments	109,903	120,559
Accounts receivable, net	17,725	16,296
Deferred sales commission costs	12,706	-
Other current assets	11,131	10,040
Total current assets	186,022	178,598
Property and equipment, net	38,100	35,732
Intangible assets, net	13,610	11,958
Goodwill	39,651	40,054
Restricted cash	8,100	8,100
Deferred sales commission costs, noncurrent	27,041	-
Other assets	3,027	2,767
Total assets	$315,551	$277,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,900	$23,899
Accrued compensation	16,366	17,412
Accrued taxes	7,930	6,367
Deferred revenue	2,838	2,559
Other accrued liabilities	6,688	6,026
Total current liabilities	60,722	56,263

Non-current liabilities	2,987	2,172
Total liabilities	63,709	58,435

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	92	93
Additional paid-in capital	435,872	425,790
Accumulated other comprehensive loss	(7,204)	(5,645)
Accumulated deficit	(176,918)	(201,464)
Total stockholders' equity	251,842	218,774
Total liabilities and stockholders' equity	$315,551	$277,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2018	2017
Service revenue	$78,121	$65,091
Product revenue	5,104	4,007
Total revenue	83,225	69,098

Operating expenses:
Cost of service revenue	15,079	11,662
Cost of product revenue	6,281	4,884
Research and development	13,110	7,943
Sales and marketing	53,305	41,110
General and administrative	11,433	8,956
Total operating expenses	99,208	74,555
Loss from operations	(15,983)	(5,457)
Other income, net	719	2,052
Loss before provision (benefit) for income taxes	(15,264)	(3,405)
Provision (benefit) for income taxes	91	(1,236)
Net loss	$(15,355)	$(2,169)

Net loss per share:
Basic	$(0.16)	$(0.02)
Diluted	$(0.16)	$(0.02)
Weighted average number of shares:
Basic	93,064	91,643
Diluted	93,064	91,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2018	2017
Net loss	$(15,355)	$(2,169)
Other comprehensive income (loss), net of tax
Unrealized gain on investments in securities	113	27
Foreign currency translation adjustment	(1,672)	1,791
Comprehensive loss	$(16,914)	$(351)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,355)	$(2,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,061	1,897
Amortization of intangible assets	1,432	1,522
Amortization of capitalized software	1,685	308
Non-cash lease expenses	1,200
Stock-based compensation	8,911	6,351
Deferred income tax benefit	-	(1,492)
Gain on escrow settlement	-	(1,393)
Other	372	101
Changes in assets and liabilities:
Accounts receivable, net	(1,497)	(147)
Deferred sales commission costs	(1,799)
Other current and noncurrent assets	(419)	(1,623)
Accounts payable and accruals	3,905	2,889
Deferred revenue	293	(61)
Net cash provided by operating activities	789	6,183

Cash flows from investing activities:
Purchases of property and equipment	(1,223)	(2,293)
Purchase of business	(2,625)	-
Proceeds from escrow settlement	-	1,393
Cost of capitalized software	(5,112)	(2,122)
Proceeds from maturity of investments	18,400	25,450
Sales of investments - available for sale	11,914	5,252
Purchases of investments - available for sale	(19,534)	(21,327)
Net cash provided by investing activities	1,820	6,353

Cash flows from financing activities:
Capital lease payments	(277)	(351)
Repurchase and tax-related withholding of common stock	(229)	(1,054)
Proceeds from issuance of common stock under employee stock plans	1,007	720
Net cash provided by (used in) financing activities	501	(685)

Effect of exchange rate changes on cash	(256)	294
Net increase in cash and cash equivalents	2,854	12,145

Cash, cash equivalents, and restricted cash at the beginning of the period	39,803	41,030
Cash, cash equivalents, and restricted cash at the end of the period	$42,657	$53,175

Supplemental cash flow information
Income taxes paid	$127	$69
Interest paid	-	7
Property and equipment acquired under capital leases	-	765

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

BASIS OF PRESENTATION

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2019 refers to the fiscal year ending March 31, 2019).

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2018, with the exception of new revenue recognition guidance discussed in the recently adopted accounting principles section below. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2018 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2018 and notes thereto included in the Company's fiscal 2018 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

ACQUISITION

In April 2018, the Company entered into an asset purchase agreement with MarianaIQ, Inc. The total aggregate purchase price was $3.5 million, consisting of approximately $2.6 million paid at closing and $0.9 million in cash deposited into escrow to be held for fifteen months as security against indemnity claims made by the Company after the closing date. See Note 11 for additional information.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC on May 30, 2018, and there have been no changes to the Company's significant accounting policies during the three months ended June 30, 2018 except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606). ASU 2014-09 also included Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which sets forth the requirement of deferring incremental costs of obtaining a contract with a customer. All amounts and disclosures set forth herein are in compliance with these standards.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which replaces numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates are required with the revenue recognition process than were required under the previous guidance (ASC 605).

The new standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted the new standard effective April 1, 2018 using the modified retrospective method. Under the modified retrospective method, the comparative periods' information is not restated and continues to be reported under the accounting standards in effect in those prior periods. Instead, on April 1, 2018, the Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of accumulated deficit and the corresponding balance sheet accounts, which resulted in a net decrease to accumulated deficit of $39.9 million. The impact on the Company's opening balances primarily relates to the capitalization of additional commission costs under ASC 606 in the amount of $38.2 million. Under ASC 605, the Company expensed all commission costs as incurred. Under the ASC 606, the Company defers all incremental commission costs to obtain the contract and amortizes these costs over a period of benefit of five years. The remaining $1.7 million impact of adopting the standard relates to revenue being recognized earlier under ASC 606 than it would have been under ASC 605. See Note 2 for additional impact and transition disclosures.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Therefore, the Company has prospectively adopted this new standard on April 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Therefore, the Company has prospectively adopted this new standard on April 1, 2018. The adoption of this standard did not have a material impact on the consolidated statement of cash flows.

In October 2016, the FASB has issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which provides guidance on how an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Therefore, the Company has prospectively adopted this new standard on April 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2018, the FASB issued 2018-07, Compensation-Stock Compensation (Topic 718), which now provides guidance for share-based payments to non-employees, resulting in alignment in accounting for employees and non-employees. The amendment is effective for public companies with fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. REVENUE RECOGNITION

Revenue Recognition under ASC 606

The Company recognizes service revenue, mainly from subscription services to its cloud-based voice, call center, video and collaboration solutions using the five-step model as prescribed by ASC 606:

  Identification of the contract, or contracts, with a customer;
  Identification of the performance obligations in the contract;
  Determination of the transaction price;
  Allocation of the transaction price to the performance obligations in the contract; and
  Recognition of revenue when or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in contracts with customers, which may include subscription services and related usage, product revenue and professional services. The transaction price is determined based on the amount expected to be entitled to in exchange for transferring the promised services or product to the customer. The Transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. The Company usually bills its customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30 days or less. The Company occasionally allows a 30-day period to cancel a subscription and return products shipped for a full refund.

Judgement and Estimates

The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company has service-level agreements with customers warranting defined levels of uptime reliability and performance. Customers may get credits or refunds if the Company fails to meet such levels. If the services do not meet certain criteria, fees are subject to adjustment or refund representing a form of variable consideration. The Company also imposes minimum revenue commitments (MRC) on its customers at the inception of the contract. Thus, in estimating variable consideration for each of these performance obligations, the Company assesses both the probability of (MRC) occurring and the collectability of the MRC, of which both represent a form of variable consideration.

The Company enters into contracts with customers that regularly include promises to transfer multiple service and products, such as subscriptions, product, and professional services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

When agreements involve multiple distinct performance obligations, the Company allocates arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices (SSP) of each performance obligation. Where the Company has standalone sales data for its performance obligations which are indicative of the price at which the Company sells a promised good or service separately to a customer, such data is used to establish SSP. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates SSP by the use of observable market and cost-based inputs. The Company continues to review the factors used to establish list price and will adjust standalone selling price methodologies as necessary on a prospective basis.

Service Revenue

Service revenue from software subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the subscription is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, clients may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time, generally as customer sites go live.

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts at the end of each reporting period based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded against the contract asset (Accounts Receivable). The Company also records reductions to revenue for estimated customer credits at the end of each reporting period. Customer credits are estimated based on current and historical customer trends, and communications with its customers.

Product Revenue

The Company recognizes product revenue at a point in time, when transfer of control has occurred, which is generally when delivery has occurred.

Sales returns are recorded as a reduction to revenue based on historical experience.

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example when the initial month's services or equipment are discounted. Contract assets are included other current assets in the condensed consolidated balance sheets

Deferred Revenue

Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the condensed consolidated balance sheets, with the remainder recorded as other non-current liabilities in the condensed consolidated balance sheets.

Costs to Obtain a Customer Contract

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated benefit period, which is five years. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. This amortization expense is recorded in sales and marketing expense within the Company's condensed consolidated statement of operations.

Practical Expedients

The Company applies a practical expedient that permits the Company to apply Subtopic 340-40 to a single portfolio of contracts, as they are similar in their characteristics, and the financial statement effects of applying Subtopic 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio.

Adoption Impact of ASC 606

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the condensed consolidated balance sheet as of April 1, 2018 (in thousands).

		Adjustments
	Balance at	Due to	Balance at
	March 31, 2018	ASC 606	April 1, 2018
Current assets:
Deferred sales commission costs	$-	$11,234	$11,234
Other current assets	$10,040	$1,725	$11,765
Non-current assets:
Deferred sales commission costs	$-	$26,942	$26,942
Stockholders' Equity
Accumulated deficit	$(201,464)	$39,901	$(161,563)

The following tables summarize the impacts of ASC 606 adoption on the Company's condensed consolidated financial statements for the quarter ended June 30, 2018.

Selected Condensed Consolidated Balance Sheet Line Items (in thousands):
	June 30, 2018
			(As Reported)
	ASC 605	Adjustments	ASC 606
Current assets:
Deferred sales commission costs	$-	$12,706	$12,706
Other current assets	$9,434	$1,697	$11,131
Non-current assets:
Deferred sales commission costs	$-	$27,041	$27,041
Stockholders' Equity
Accumulated deficit	$(218,362)	$41,444	$(176,918)

Selected Condensed Consolidated Statement of Operations Line Items (in thousands, except per share amounts):
	June 30, 2018
			(As Reported)
	ASC 605	Adjustments	ASC 606
Service revenue	$78,242	$(121)	$78,121
Product revenue	5,011	93	5,104
Total revenue	$83,253	$(28)	$83,225
Operating expenses:
Sales and marketing	$55,104	$(1,799)	$53,305
Loss from operations	$(17,754)	$1,771	$(15,983)
Net loss	$(17,126)	$1,771	$(15,355)

Net loss per share:
Basic and Diluted	$(0.18)	$0.02	$(0.16)

Selected Condensed Consolidated Statement of Cash Flows Line Items (in thousands):
	June 30, 2018
			(As Reported)
	ASC 605	Adjustments	ASC 606
Net loss	$(17,126)	$1,771	$(15,355)
Deferred sales commission costs	$-	$(1,799)	$(1,799)
Other current and noncurrent assets	$(447)	$28	$(419)
Net cash provided by operating activities	$789	$-	$789

Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 10 for more information.

Contract Balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

June 30, 2018
Accounts receivable, net	$17,725
Other current assets	$1,697
Deferred revenue - current	$2,838
Deferred revenue - noncurrent	$16

Changes in the contract assets and the deferred revenues balances during the three months ended June 30, 2018 are as follows (in thousands):

	April 1, 2018	June 30, 2018	$ Change
Other current assets	$1,725	$1,697	$(28)
Deferred revenue	$2,578	$2,854	$276

The decrease in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenues was due to billings in advance of performance obligations being satisfied. During the three months ended June 30, 2018, $1.4 million of revenue recognized was included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.

Remaining Performance Obligations

The Company's subscription terms range from one to three years. Contract revenue as of June 30, 2018, that has not yet been recognized was approximately $130 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on the vast majority of the remaining performance obligation over the next 24 months.

3. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of June 30, 2018	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$13,051	$-	$-	$13,051	$13,051	$-
Level 1:
Money market funds	21,506	-	-	21,506	21,506	-
Subtotal	34,557	-	-	34,557	34,557	-
Level 2:
Commercial paper	3,199	-	-	3,199	-	3,199
Corporate debt	72,400	12	(221)	72,191	-	72,191
Municipal securities	3,392	1	-	3,393	-	3,393
Asset backed securities	24,552	-	(92)	24,460	-	24,460
Agency bond	4,202	-	(39)	4,163	-	4,163
International government securities	2,499	-	(2)	2,497	-	2,497
Subtotal	110,244	13	(354)	109,903	-	109,903
Total assets	$144,801	$13	$(354)	$144,460	$34,557	$109,903

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2018	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$16,499	$-	$-	$16,499	$16,499	$-
Level 1:
Money market funds	15,204	-	-	15,204	15,204	-
Subtotal	31,703	-	-	31,703	31,703	-
Level 2:
Commercial paper	13,254	-	(8)	13,246	-	13,246
Corporate debt	70,631	6	(296)	70,341	-	70,341
Municipal securities	3,385	3	(1)	3,387	-	3,387
Asset backed securities	27,063	1	(119)	26,945	-	26,945
Agency bond	4,183	-	(35)	4,148	-	4,148
International government securities	2,497	-	(5)	2,492	-	2,492
Subtotal	121,013	10	(464)	120,559	-	120,559
Total assets	$152,716	$10	$(464)	$152,262	$31,703	$120,559

Contractual maturities of investments as of June 30, 2018 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$54,153
Due after one year	55,750
Total	$109,903

4. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2018			March 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$22,902	$(11,645)	$11,257	$19,702	$(10,535)	$9,167
Customer relationships	9,655	(7,587)	2,068	9,776	(7,366)	2,410
Trade names/domains	2,108	(1,823)	285	2,108	(1,727)	381
In-process research and development	95	(95)	-	95	(95)	-
Total acquired identifiable intangible assets	$34,760	$(21,150)	$13,610	$31,681	$(19,723)	$11,958

At June 30, 2018, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2019	$4,689
2020	4,716
2021	2,554
2022	1,423
2023	228
Total	$13,610

5. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance at March 31, 2018	$27,309	$12,745	$40,054
Additions due to acquisition	300	-	300
Foreign currency translation	-	(703)	(703)
Balance at June 30, 2018	$27,609	$12,042	$39,651

6. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company leases its headquarters in San Jose, California, and also leases office space under non-cancelable operating leases in various domestic and international locations. During the first quarter of fiscal 2019 as it commenced the build-out of its new corporate headquarters, the Company began to record additional straight-line rent expenses. Total rent expense for the three months ended June 30, 2018 and 2017 was $2.6 million and $1.4 million, respectively. Future minimum annual lease payments as of June 30, 2018 were as follows (in thousands):

Amount
Remaining 2019	$4,314
2020	6,622
2021	8,961
2022	8,848
2023	8,353
Thereafter	54,724
Total	$91,822

The Company has entered into a series of noncancelable capital lease agreements for data center and office equipment bearing interest at various rates.

Other Commitments, Indemnifications and Contingencies

There were no material changes in our other commitments under contractual obligations, indemnification and other contingencies since March 31, 2018.

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

7. STOCK-BASED COMPENSATION

The following table summarizes information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended
	June 30,
	2018	2017
Cost of service revenue	$458	$391
Cost of product revenue	-	-
Research and development	2,194	1,337
Sales and marketing	3,845	2,647
General and administrative	2,414	1,976
Total	$8,911	$6,351

	Three Months Ended
	June 30,
	2018	2017
Stock options outstanding at the beginning of the period:	3,998	4,462
Options granted	81	35
Options exercised	(115)	(101)
Options canceled and forfeited	(73)	(48)
Options outstanding at the end of the period:	3,891	4,348
Weighted-average fair value of grants during the period	$8.57	$4.93
Total intrinsic value of options exercised during the period	$1,186	$792
Weighted-average remaining recognition period at period-end (in years)	2.35	1.92

Stock awards outstanding at the beginning of the period:	5,939	4,950
Stock awards granted	948	370
Stock awards exercised	(299)	(189)
Stock awards canceled and forfeited	(168)	(128)
Stock awards outstanding at the end of the period:	6,420	5,003
Weighted-average fair value of grants during the period	$22.20	$13.50
Weighted-average remaining recognition period at period-end (in years)	2.40	2.45

Total unrecognized compensation expense at period-end	$67,025	$46,171

Stock Repurchases

In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Plan at June 30, 2018 was approximately $7.1 million. There were no stock repurchases under the 2017 Plan during the three month period ended June 30, 2018.

8. INCOME TAXES

The Company's effective tax rate was -0.6% and 36.3% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate is calculated by dividing the income tax provision by net income before income tax expense. The difference in the effective tax rate and the U.S. federal statutory rate was due primarily to the change in pretax profitability, and geographic mix of profits and losses and the full valuation allowance recorded during fiscal 2018.

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2018	2017
Numerator:
Net loss available to common stockholders	$(15,355)	$(2,169)

Denominator:
Common shares - basic and diluted	93,064	91,643

Net loss per share
Basic	$(0.16)	$(0.02)
Diluted	$(0.16)	$(0.02)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Stock options	3,891	4,348
Stock awards	6,420	5,003
Total anti-dilutive shares	10,311	9,351

10. SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

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

The following tables set forth the segment and geographic information for each period (in thousands):

	Revenue for the
	Three Months Ended
	June 30,
	2018	2017
Americas (principally US)	$74,986	$62,405
Europe (principally UK)	8,239	6,693
	$83,225	$69,098

Revenue is based upon the destination of shipments and the customers' service address. For the three months ended June 30, 2018 and 2017, intersegment revenues of approximately $6.6 million and $2.5 million, respectively, were eliminated in consolidation, and have been excluded from the table above.

	Depreciation and
	Amortization for the
	Three Months Ended
	June 30,
	2018	2017
Americas (principally US)	$4,307	$2,533
Europe (principally UK)	871	1,194
	$5,178	$3,727

	Net Income (Loss) for the
	Three Months Ended
	June 30,
	2018	2017
Americas (principally US)	$(14,349)	$409
Europe (principally UK)	(1,006)	(2,578)
	$(15,355)	$(2,169)

	June 30, 2018		March 31, 2018
	Total	Property and	Total	Property and
	Assets	Equipment, net	Assets	Equipment, net
Americas (principally US)	$271,043	$30,293	$240,099	$27,270
Europe (principally UK)	44,508	7,807	37,110	8,462
	$315,551	$38,100	$277,209	$35,732

11. ACQUISITIONS

MarianaIQ

On April 12, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with MarianaIQ Inc. (MarianaIQ) for the purchase of certain assets of MarianaIQ. The total aggregate purchase price was $3.5 million, consisting of approximately $2.6 million in cash paid to MarianaIQ at closing, and $0.9 million in cash to be held in escrow by the Company for fifteen months, as security against indemnity claims asserted by the Company after the closing date. The escrow amount is recorded as other accrued liabilities on the condensed consolidated balance sheets as of June 30, 2018.

The Company recorded the acquired developed technology as an identifiable intangible asset with an estimated useful life of two years. The fair value of the technology was based on estimates and assumptions made by management using a cost approach method. The intangible asset is amortized on a straight-line basis over two years.

The excess of the consideration transferred over the aggregate fair value of the asset acquired was recorded as goodwill. The amount of goodwill recognized was primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to the acquired workforce.

The preliminary fair values of the assets acquired are as follows (in thousands):

Fair Value
Assets acquired:
Intangible assets	$3,200
Net identifiable assets acquired	3,200
Goodwill	300
Total consideration transferred	$3,500

MarianaIQ did not contribute to revenue or net loss for the period of acquisition to June 30, 2018. Goodwill recognized upon acquisition is expected to be deductible for income tax purposes and is included in the Americas reporting unit (see Note 5). Total acquisition costs were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to - market acceptance of new or existing services and features, customer acceptance and demand for our cloud communication and collaboration services, changes in the competitive dynamics of the markets in which we compete, the quality and reliability of our services, customer cancellations and rate of churn, our ability to scale our business, customer acquisition costs, our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure, risk of failure of our software, our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, and the costs of such compliance, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development, introduction and adoption of our cloud software solutions in markets outside of the United States, risk of cybersecurity breaches, general economic conditions that could adversely affect our business and operating results, implementation and effects of new accounting standards and policies in our reported financial results, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results.

All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In addition to the factors discussed elsewhere in this Form 10-Q, see the Risk Factors discussion in Item 1A of our 2018 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

SUMMARY AND OUTLOOK

In the first quarter of fiscal 2019, our service revenue from mid-market and enterprise customers grew 28% year-over year and represented 61% of total service revenue. Average monthly service revenue per mid-market and enterprise business customer (ARPU) increased 8% to a record $4,953, compared with $4,592 in the same period last year. The increase resulted from our success in selling a greater number of subscriptions to larger, more established customers.

In July 2018, we announced general availability of 8x8 X Series -- a single cloud platform which delivers a system of intelligence for voice, video conferencing, contact center, team messaging and collaboration across mobile and desktop devices.  8x8 X Series is available in the U.S. and U.K. with multiple plans from X1 to X8 to meet different business needs for our small, mid-market and enterprise customers.

Our focus is on disrupting the market and pursuing the resulting opportunity. We will continue to invest in talent, marketing and demand generation activities, product innovation and global expansion to grow revenue, drive brand awareness, and deliver exceptional customer and employee engagement experiences to our customers through 8x8 X Series. We expect our operating expenses to grow materially in all categories as we continue to invest in accelerating revenue growth. In achieving these objectives, we face many risks, including those described under "RISK FACTORS", disclosed in our Form 10-K for the fiscal year ended March 31, 2018.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	June 30,		Dollar	Percent
Service revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$78,121	$65,091	$13,030	20.0%
Percentage of total revenue	93.9%	94.2%

Service revenue consists primarily of our 8x8 cloud communication and collaboration services.

Service revenues increased for the three months ended June 30, 2018 compared with the same period of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $432 at June 30, 2017 to $480 at June 30, 2018.

We expect growth in the number of business customers and average monthly service revenue per customer to continue for the remainder of fiscal 2019.

	June 30,		Dollar	Percent
Product revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,104	$4,007	$1,097	27.4%
Percentage of total revenue	6.1%	5.8%

Product revenue consists primarily of revenue from sales of IP telephones in conjunction with our 8x8 cloud communication service. Product revenue increased for the three months ended June 30, 2018, respectively, primarily due to an increase in equipment sales to business customers.

No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2018 or 2017.

	June 30,		Dollar	Percent
Cost of service revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$15,079	$11,662	$3,417	29.3%
Percentage of service revenue	19.3%	17.9%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third-party carriers, and technology licenses.

Cost of service revenue for the three months ended June 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $1.4 million increase in amortization of intangibles and capitalized software expenses, a $1.0 million increase in third-party network services expenses, and a $0.4 million increase in payroll and related costs.

We expect cost of service revenue to remain at a consistent as a percentage of service revenue during the remainder of fiscal year 2019.

	June 30,		Dollar	Percent
Cost of product revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,281	$4,884	$1,397	28.6%
Percentage of product revenue	123.1%	121.9%

The cost of product revenue consists primarily of telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, shipping and handling.

The cost of product revenue for the three months ended June 30, 2018 increased over the comparable period in the prior fiscal year primarily due to the increase in the number of telephones shipped to customers. The increase in negative margin was due to additional discounting of phones in the current period.

	June 30,		Dollar	Percent
Research and development	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$13,110	$7,943	$5,167	65.1%
Percentage of total revenue	15.8%	11.5%

Research and development expenses consist primarily of personnel, consulting, and equipment costs necessary for us to conduct our development and engineering efforts.

The research and development expenses for the three months ended June 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $2.4 million increase in payroll and related costs (primarily related to a department reclassification from sales and marketing), net of costs capitalized in accordance with ASC 350-40, a $1.3 million increase in consulting and outside services, a $0.8 million increase in stock-based compensation expense, a $0.4 million increase in purchased software expenses, as well as other smaller cost increases.

We expect research and development expenses to moderately increase as a percentage of total revenue during the remainder of fiscal year 2019 as we continue to invest in our product offerings.

	June 30,		Dollar	Percent
Sales and marketing	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$53,305	$41,110	$12,195	29.7%
Percentage of total revenue	64.0%	59.5%

Sales and marketing expenses consist primarily of personnel and related overhead costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for three months ended June 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $4.0 million increase in payroll and related costs (partially offset by a department reclassification to research and development), a $1.9 million increase in travel expenses, a $1.3 million increase in lead generation expenses, a $1.2 million increase in stock-based compensation costs, a $1.0 million increase in consulting, temporary personnel, and outside services, and a $0.6 million increase in recruiting expenses.

We expect sales and marketing expenses to remain consistent as a percentage of total revenue during the remainder of fiscal year 2019 as we continue to invest in the acquisition of customers.

	June 30,		Dollar	Percent
General and administrative	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$11,433	$8,956	$2,477	27.7%
Percentage of total revenue	13.7%	13.0%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources, legal and general management.

General and administrative expenses for three months ended June 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $1.2 million increase in rent expense related to our new headquarters, which we started to build out during the first quarter of fiscal 2019, and a $0.9 million increase related to payroll and related costs.

We expect general and administrative expenses to moderately increase as a percentage of total revenue during the remainder of fiscal year 2019 to support business growth.

	June 30,		Dollar	Percent
Other income, net	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$719	$2,052	$(1,333)	-65.0%
Percentage of total revenue	0.9%	3.0%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments and amortization or accretion of investments in fiscal years 2019 and 2018. During the first quarter of fiscal year 2018, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.

	June 30,		Dollar
Provision (benefit) for income tax	2018	2017	Change
	(dollar amounts in thousands)
Three months ended	$91	$(1,236)	$1,327
Percentage of income (loss) before
provision (benefit) for income taxes	-0.6%	36.3%

For the three months ended June 30, 2018, we recorded income tax expense of $0.1 million, related to state minimum taxes and income from our profitable operations. For the three months ended June 30, 2017, we recorded an income tax benefit of $1.2 million, related to loss from operations. Our effective tax rate was -0.6% and 36.3% for the three months ended June 30, 2018 and 2017, respectively. The change in our effective tax rate was due primarily to the full valuation allowance recorded in fiscal 2018, the change in pretax profitability, and geographic mix of profits and losses.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $153 million in cash, restricted cash, cash equivalents and short-term investments.

Net cash provided by operating activities for the three months ended June 30, 2018 was approximately $0.8 million, compared with $6.2 million for the three months ended June 30, 2017. Cash provided by operating activities has historically been affected by the amount of net income (loss), changes in working capital accounts particularly in the timing and collection of payments, add-backs of non-cash expense items such as deferred taxes, depreciation and amortization, and with stock-based compensation.

The net cash provided by investing activities for the three months ended June 30, 2018 was $1.8 million, during which we had proceeds from maturity and sale of short term investments of approximately $10.8 million, net of purchases of short term investments, capitalized $5.1 million of software costs in accordance with ASC 350-40, invested in $2.6 million in the acquisition of MarianaIQ, and spent approximately $1.2 million on the purchase of property and equipment. The net cash provided by investing activities for the three months ended June 30, 2017 was $6.4 million, during which we had proceeds from maturity and sale of short term investments of $9.4 million, net of purchases of short term investments. We spent approximately $2.3 million on the purchase of property and equipment, and we capitalized $2.1 million of internal use software.

Net cash provided by financing activities for the three months ended June 30, 2018 was $0.5 million, which consisted of $1.0 million of cash received from the issuance of common stock under our employee stock plans, offset by $0.3 million of capital lease payments and $0.2 million of repurchases of our common stock related to shares withheld for payroll taxes. Net cash used in financing activities for the three months ended June 30, 2017 was $0.7 million, which consisted of by $1.1 million of repurchases of our common stock related to shares withheld for payroll taxes, $0.4 million of payments on capital leases, offset by $0.7 million of cash received from the issuance of common stock under our employee stock plans.

Contractual Obligations

There were no significant changes in our commitments under contractual obligations during the three months ended June 30, 2018, as disclosed in the Company's Annual Report on Form 10-K, for the year ended March 31, 2018.

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

There have been no significant changes during the three months ended June 30, 2018 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2018, except for our adoption of ASC 606 as discussed in Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal year 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 2, 2018, the Company was not a party in any material litigation matter.

ITEM 1A. RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2018, which we filed with the Securities and Exchange Commission on May 30, 2018. There have been no material changes from the risk factors described in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The activity under the Repurchase Plan for the three months ended June 30, 2018 is summarized as follows:

			Total Number	Approximate Dollar
	Total Number	Average	of Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program

April 1 - April 30, 2018	-	$-	-	$7,100,000

May 1 - May 31, 2018	-	$-	-	$7,100,000

June 1 - June 30, 2018	-	$-	-	$7,100,000

Total	-	$-	-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2018

8X8, INC.
(Registrant)
By: /s/ MARYELLEN GENOVESE
MaryEllen Genovese
Chief Financial Officer (Principal Financial and Duly Authorized Officer)