Form 10-Q
period 2018-09-30
8X8 INC /DE/
filed 2018-11-08
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

      The number of shares of the Registrant's Common Stock outstanding as of November 2, 2018 was 95,371,181.

FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30,	March 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$24,677	$31,703
Short-term investments	104,232	120,559
Accounts receivable, net	18,870	16,296
Deferred sales commission costs	13,656	-
Other current assets	13,889	10,040
Total current assets	175,324	178,598
Property and equipment, net	42,395	35,732
Intangible assets, net	12,162	11,958
Goodwill	39,495	40,054
Restricted cash	8,100	8,100
Deferred sales commission costs, noncurrent	29,229	-
Other assets	2,927	2,767
Total assets	$309,632	$277,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$27,649	$23,899
Accrued compensation	17,621	17,412
Accrued taxes	12,438	6,367
Deferred revenue	3,354	2,559
Other accrued liabilities	5,200	6,026
Total current liabilities	66,262	56,263

Other liabilities	4,007	2,172
Total liabilities	70,269	58,435

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at September 30, 2018 and 2017	-	-
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 94,772,267 shares and 92,847,354 shares
at September 30, 2018 and March 31, 2018, respectively	95	93
Additional paid-in capital	445,103	425,790
Accumulated other comprehensive loss	(7,435)	(5,645)
Accumulated deficit	(198,400)	(201,464)
Total stockholders' equity	239,363	218,774
Total liabilities and stockholders' equity	$309,632	$277,209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service revenue	$81,346	$68,123	$159,467	$133,214
Product revenue	4,336	4,360	9,440	8,367
Total revenue	85,682	72,483	168,907	141,581

Operating expenses:
Cost of service revenue	15,866	12,757	30,945	24,419
Cost of product revenue	5,397	5,098	11,678	9,982
Research and development	13,933	8,311	27,043	16,254
Sales and marketing	55,930	41,163	109,235	82,273
General and administrative	16,543	9,616	27,976	18,572
Total operating expenses	107,669	76,945	206,877	151,500
Loss from operations	(21,987)	(4,462)	(37,970)	(9,919)
Other income, net	635	463	1,354	2,515
Loss before income taxes	(21,352)	(3,999)	(36,616)	(7,404)
Provision (benefit) for income taxes	130	(3,453)	221	(4,689)
Net loss	$(21,482)	$(546)	$(36,837)	$(2,715)

Net loss per share:
Basic and diluted	$(0.23)	$(0.01)	$(0.39)	$(0.03)

Weighted-average common shares outstanding:
Basic and diluted	93,831	91,689	93,449	91,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(21,482)	$(546)	$(36,837)	$(2,715)
Other comprehensive income (loss), net of tax
Unrealized gain on investments in securities	149	198	262	225
Foreign currency translation adjustment	(379)	1,192	(2,051)	2,983
Comprehensive (loss) income	$(21,712)	$844	$(38,626)	$493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(36,837)	$(2,715)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,231	3,962
Amortization of intangible assets	2,857	2,815
Amortization of capitalized software	3,749	581
Non-cash lease expenses	2,401	-
Stock-based compensation	19,040	13,008
Deferred income tax benefit	-	(4,862)
Gain on escrow settlement	-	(1,393)
Other	538	761
Changes in assets and liabilities:
Accounts receivable, net	(3,347)	(1,183)
Deferred sales commission costs	(4,675)	-
Other current and noncurrent assets	(1,452)	(3,485)
Accounts payable and accruals	8,131	3,399
Deferred revenue	814	286
Net cash (used in) provided by operating activities	(4,550)	11,174

Cash flows from investing activities:
Purchases of property and equipment	(2,878)	(4,021)
Purchase of business	(2,625)	-
Gain on escrow settlement	-	1,393
Capitalized software development costs	(11,386)	(5,203)
Proceeds from maturity of investments	35,455	45,850
Sales of investments	23,604	13,254
Purchase of investments	(42,437)	(57,561)
Net cash used in investing activities	(267)	(6,288)

Cash flows from financing activities:
Capital lease payments	(525)	(616)
Payment of contingent consideration	-	(150)
Repurchase and tax-related withholding of common stock	(8,183)	(13,842)
Proceeds from issuance of common stock under employee stock plans	6,720	2,788
Net cash used in financing activities	(1,988)	(11,820)

Effect of exchange rate changes on cash	(221)	474
Net decrease in cash and cash equivalents	(7,026)	(6,460)

Cash, cash equivalents and restricted cash at the beginning of period	39,803	41,030
Cash, cash equivalents and restricted cash at the end of period	$32,777	$34,570

Supplemental cash flow information
Income taxes paid	$250	$174
Interest paid	-	16
Property and equipment acquired under capital leases	-	765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

A provider of enterprise cloud communications solutions, 8x8, Inc. (8x8 or the Company) helps businesses get their employees, customers and applications more connected and productive worldwide. From one technology platform, the Company offers cloud phone, collaboration, conferencing, contact center, data analytics and other services to business customers on a Software-as-a-Service (SaaS) model. The Company's solutions offer a secure, reliable and simplified approach for businesses to transition their legacy, on-premises communications systems to the cloud. The comprehensive solution, built from owned core cloud technologies, enables 8x8 customers to rely on a single provider for their global communications, contact center and customer support requirements. Combining these services allows customers to eliminate information silos and expose vital, real-time communications data spanning multiple services, applications and devices which, in turn, can improve productivity, business performance and customer experience. The Company's customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees.

BASIS OF PRESENTATION AND CONSOLIDATION

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2019 refers to the fiscal year ending March 31, 2019).

The accompanying interim consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2018, with the exception of new revenue recognition guidance discussed in the recently adopted accounting principles section below. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting.

In the opinion of the Company's management, these interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2018 year-end consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2018 and notes thereto included in the Company's fiscal 2018 Annual Report on Form 10-K.

The results of operations and cash flows for the interim periods included in these consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

ACQUISITION

In April 2018, the Company entered into an asset purchase agreement with MarianaIQ, Inc. The total aggregate purchase price consisted of cash paid at closing and cash deposited into escrow to be held for fifteen months as security against indemnity claims made by the Company after the closing date. See Note 11 for additional information.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, income and sales tax liabilities, stock-based compensation, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC on May 30, 2018, and there have been no changes to the Company's significant accounting policies during the three months ended September 30, 2018 except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers: Topic 606 (ASU 2014-9 or ASC 606). ASU 2014-9 also included Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which sets forth the requirement of deferring incremental costs of obtaining a contract with a customer. All amounts and disclosures set forth herein are in compliance with these standards.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-9, which replaces numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates are required with the revenue recognition process than were required under the previous guidance (ASC 605).

The new standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted the new standard effective April 1, 2018 using the modified retrospective method. Under the modified retrospective method, the comparative periods' information is not restated and continues to be reported under the accounting standards in effect in those prior periods. Instead, on April 1, 2018, the Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of accumulated deficit and the corresponding balance sheet accounts, which resulted in a net decrease to accumulated deficit of $39.9 million. The impact on the Company's opening balances primarily relates to the capitalization of additional commission costs under ASC 606 in the amount of $38.2 million.   Under ASC 605, the Company expensed all commission costs as incurred. Under ASC 606, the Company defers all incremental commission costs to obtain the contract and amortizes these costs over a benefit period of five years. The remaining $1.7 million impact of adopting the standard relates to revenue being recognized earlier under ASC 606 than it would have been under ASC 605, which resulted in a contract asset as of the adoption date.

See Note 2 for additional disclosure on the impact of adopting this standard.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), along with amendments issued in 2018, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The update also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The update requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-7, Compensation-Stock Compensation (Topic 718), which now provides guidance for share-based payments to non-employees, resulting in alignment in accounting for employees and non-employees. The amendment is effective for public companies with fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In August 2018, the FASB issued 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which reduces complexity for the accounting for the accounting for costs of implementing a cloud computing service arrangement. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

2. REVENUE RECOGNITION

Revenue Recognition under ASC 606

The Company recognizes service revenue, mainly from subscription services to its cloud-based voice, call center, video and collaboration solutions using the five-step model as prescribed by ASC 606:

• Identification of the contract, or contracts, with a customer;
• Identification of the performance obligations in the contract;
• Determination of the transaction price;
• Allocation of the transaction price to the performance obligations in the contract; and
• Recognition of revenue when or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in contracts with customers, which may include subscription services and related usage, product revenue and professional services. The transaction price is determined based on the amount the Company expects to be entitled to in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. The Company usually bills its customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30 days or less. The Company occasionally allows a 30-day period to cancel a subscription and return products shipped for a full refund.

Judgments and Estimates

The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company has service-level agreements with customers warranting defined levels of uptime reliability and performance. Customers may get credits or refunds if the Company fails to meet such levels. If the services do not meet certain criteria, fees are subject to adjustment or refund representing a form of variable consideration. The Company may impose minimum revenue commitments (MRC) on its customers at the inception of the contract. Thus, in estimating variable consideration for each of these performance obligations, the Company assesses both the probability of MRC occurring and the collectability of the MRC, of which both represent a form of variable consideration.

The Company enters into contracts with customers that regularly include promises to transfer multiple services and products, such as subscriptions, products, and professional services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources, and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

When agreements involve multiple distinct performance obligations, the Company allocates arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices (SSP) of each performance obligation. Usage fees deemed to be variable consideration meet the allocation exception for variable consideration. Where the Company has standalone sales data for its performance obligations which are indicative of the price at which the Company sells a promised good or service separately to a customer, such data is used to establish SSP. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates SSP by the use of observable market and cost-based inputs. The Company continues to review the factors used to establish list price and will adjust standalone selling price methodologies as necessary on a prospective basis.

Service Revenue

Service revenue from subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training and/or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time, generally as customer sites go live.

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded as operating expenses against the contract asset (Accounts Receivable). In the normal course of business, the Company records revenue reductions for customer credits.

Product Revenue

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience.

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example when the initial month's services or equipment are discounted. Contract assets are included in other current or non-current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond.

Deferred Revenue

Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other non-current liabilities in the consolidated balance sheets.

Costs to Obtain a Customer Contract

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized as other current or non-current assets and amortized on a straight-line basis over the anticipated benefit period, which is five years. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. This amortization expense is recorded in sales and marketing expense within the Company's consolidated statement of operations.

Practical Expedients

The new guidance under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, sets forth the requirement of deferring incremental costs of obtaining a contract, typically sales commissions, that were expensed as incurred under the previous guidance. The Company applies a practical expedient that permits to apply Subtopic 340-40 to a portfolio of contracts, instead of on a contract-by-contract basis, as they are similar in their characteristics, and the financial statement effects of applying Subtopic 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio.

Impact of Adopting ASC 606

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the consolidated balance sheet as of April 1, 2018 (in thousands).

		Adjustments
	Balance at	Due to	Balance at
	March 31, 2018	ASC 606	April 1, 2018
Current assets:
Deferred sales commission costs	$-	$11,234	$11,234
Other current assets	$10,040	$1,725	$11,765
Non-current assets:
Deferred sales commission costs	$-	$26,942	$26,942
Stockholders' Equity
Accumulated deficit	$(201,464)	$39,901	$(161,563)

The following tables summarize the impact of the ASC 606 adoption on the Company's consolidated financial statements for the quarter ended September 30, 2018.

Selected Consolidated Balance Sheet Line Items (in thousands):
	September 30, 2018
			(As Reported)
	ASC 605	Adjustments	ASC 606
Current assets:
Deferred sales commission costs	$-	$13,656	$13,656
Other current assets	$12,107	$1,782	$13,889
Non-current assets:
Deferred sales commission costs	$-	$29,229	$29,229
Stockholders' Equity
Accumulated deficit	$(243,067)	$44,667	$(198,400)

Selected Consolidated Statement of Operations Line Items (in thousands, except per share amounts):
	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
			(As Reported)			(As Reported)
	ASC 605	Adjustments	ASC 606	ASC 605	Adjustments	ASC 606
Service revenue	$81,543	$(197)	$81,346	$159,785	$(318)	$159,467
Product revenue	4,176	160	4,336	9,187	253	9,440
Total revenue	$85,719	$(37)	$85,682	$168,972	$(65)	$168,907
Operating expenses:
Sales and marketing	$58,806	$(2,876)	$55,930	$113,910	$(4,675)	$109,235
Loss from operations	$(24,826)	$2,839	$(21,987)	$(42,580)	$4,610	$(37,970)
Net loss	$(24,321)	$2,839	$(21,482)	$(41,447)	$4,610	$(36,837)
Net loss per share:
Basic and diluted	$(0.26)	$0.03	$(0.23)	$(0.44)	$0.05	$(0.39)

Selected Consolidated Statements of Cash Flows Line Items (in thousands):
	September 30, 2018
			(As Reported)
	ASC 605	Adjustments	ASC 606
Net loss	$(41,447)	$4,610	$(36,837)
Deferred sales commission costs	$-	$(4,675)	$(4,675)
Other current and noncurrent assets	$(1,517)	$65	$(1,452)
Net cash provided by operating activities	$(4,550)	$-	$(4,550)

Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 10 for more information.

Contract Balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

September 30, 2018
Accounts receivable, net	$18,870
Other current assets	$1,782
Deferred revenue - current	$3,354
Deferred revenue - noncurrent	$11

Changes in the contract assets and the deferred revenue balances during the six months ended September 30, 2018 are as follows (in thousands):

	April 1, 2018	September 30, 2018	$ Change
Other current assets	$1,725	$1,782	$57
Deferred revenue	$2,578	$3,364	$786

The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenues was due to billings in advance of performance obligations being satisfied. During the three and six months ended September 30, 2018, $1.8 million and $3.2 million, respectively, of revenue recognized was included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.

Remaining Performance Obligations

The Company's subscription terms typically range from one to four years. Contract revenue as of September 30, 2018, that has not yet been recognized was approximately $140 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on the vast majority of the remaining performance obligation over the next 24 months.

3. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments (in thousands):

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of September 30, 2018	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$16,585	$-	$-	$16,585	$16,585	$-
Level 1:
Money market funds	8,092	-	-	8,092	8,092	-
Subtotal	24,677	-	-	24,677	24,677	-
Level 2:
Commercial paper	3,178	-	-	3,178	-	3,178
Corporate debt	69,575	19	(132)	69,462	-	69,462
Municipal securities	5,501	3	-	5,504	-	5,504
Asset backed securities	21,960	6	(59)	21,907	-	21,907
Agency bond	4,221	-	(40)	4,181	-	4,181
Subtotal	104,435	28	(231)	104,232	-	104,232
Total assets	$129,112	$28	$(231)	$128,909	$24,677	$104,232

		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Estimated	Cash	Short-Term
As of March 31, 2018	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$16,499	$-	$-	$16,499	$16,499	$-
Level 1:
Money market funds	15,204	-	-	15,204	15,204	-
Subtotal	31,703	-	-	31,703	31,703	-
Level 2:
Commercial paper	13,254	-	(8)	13,246	-	13,246
Corporate debt	70,631	6	(296)	70,341	-	70,341
Municipal securities	3,385	3	(1)	3,387	-	3,387
Asset backed securities	27,063	1	(119)	26,945	-	26,945
Agency bond	4,183	-	(35)	4,148	-	4,148
International government securities	2,497	-	(5)	2,492	-	2,492
Subtotal	121,013	10	(464)	120,559	-	120,559
Total assets	$152,716	$10	$(464)	$152,262	$31,703	$120,559

Contractual maturities of investments as of September 30, 2018 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$49,792
Due after one year	54,440
Total	$104,232

4. INTANGIBLE ASSETS

The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2018			March 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Technology	$22,902	$(12,755)	$10,147	$19,702	$(10,535)	$9,167
Customer relationships	9,464	(7,639)	1,825	9,776	(7,366)	2,410
Trade names/domains	2,108	(1,918)	190	2,108	(1,727)	381
In-process research and development	95	(95)	-	95	(95)	-
Total acquired identifiable intangible assets	$34,569	$(22,407)	$12,162	$31,681	$(19,723)	$11,958

At September 30, 2018, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2019	$2,699
2020	4,716
2021	2,753
2022	1,766
2023	228
Total	$12,162

5. GOODWILL

The following table provides a summary of the changes in the carrying amounts of goodwill by reporting segment (in thousands):

	Americas	Europe	Total
Balance at March 31, 2018	$27,309	$12,745	$40,054
Additions due to acquisition	300	-	300
Foreign currency translation	-	(859)	(859)
Balance at September 30, 2018	$27,609	$11,886	$39,495

6. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company leases its headquarter's office space in San Jose, California, and also leases office space under non-cancelable operating leases in various domestic and international locations. During the first quarter of fiscal 2019, as it took control of its new corporate headquarters to begin the build out, the Company began to record additional rent expenses on a straight-line basis. Total rent expense for the three and six months ended September 30, 2018 was $2.6 million and $5.3 million, respectively. Total rent expense for the three and six months ended September 30, 2017 was $1.4 million and $2.8 million, respectively. Future minimum annual lease payments as of September 30, 2018 were as follows (in thousands):

Amount
Remaining 2019	$2,937
2020	6,918
2021	8,936
2022	8,826
2023	8,335
Thereafter	54,678
Total	$90,630

The Company has entered into a series of noncancelable capital lease agreements for data center and office equipment bearing interest at various rates.

Other Commitments, Indemnifications and Contingencies

From time to time, the Company receives inquiries from various state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment.

During the second quarter of fiscal 2019, the Company determined that additional sales taxes were probable of being assessed and estimable in multiple states as a result of preliminary findings from current sales and use tax audits. As a result, the Company estimated an incremental sales tax liability of $4.6 million, which was recorded as general and administrative expense in the consolidated statements of operations in the second quarter of fiscal 2019.

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

7. STOCK-BASED COMPENSATION

The following tables summarize information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of service revenue	$638	$473	$1,096	$864
Cost of product revenue	-	-	-	-
Research and development	2,823	1,314	5,017	2,651
Sales and marketing	3,826	2,568	7,672	5,215
General and administrative	2,842	2,302	5,255	4,278
Total	$10,129	$6,657	$19,040	$13,008

	Six Months Ended
	September 30,
	2018	2017
Stock options outstanding at the beginning of the period:	3,998	4,462
Options granted	195	229
Options exercised	(574)	(329)
Options canceled and forfeited	(97)	(134)
Options outstanding at the end of the period:	3,522	4,228
Weighted-average fair value of grants during the period	$8.47	$5.28
Total intrinsic value of options exercised during the period	$8,525	$3,537
Weighted-average remaining recognition period at period-end (in years)	2.52	1.95

Stock awards outstanding at the beginning of the period:	5,939	4,950
Stock awards granted	2,112	2,446
Stock awards vested	(1,720)	(1,225)
Stock awards canceled and forfeited	(433)	(272)
Stock awards outstanding at the end of the period:	5,898	5,899
Weighted-average fair value of grants during the period	$22.01	$14.09
Weighted-average remaining recognition period at period-end (in years)	2.44	2.75

Total unrecognized compensation expense at period-end	$79,121	$63,323

Stock Repurchases

In May 2017, the Company's board of directors authorized the Company to purchase up to $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Plan at September 30, 2018 was approximately $7.1 million. There were no stock repurchases under the 2017 Plan during the six months period ended September 30, 2018.

8. INCOME TAXES

The Company's effective tax rate was (1)% and 86% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate is calculated by dividing the income tax provision by net income (loss) before income tax expense. The difference in the effective tax rate and the U.S. federal statutory rate was due primarily to the change in pretax profitability, and geographic mix of profits and losses and the full valuation allowance recorded during the third quarter of fiscal year 2018.

9. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss available to common stockholders	$(21,482)	$(546)	$(36,837)	$(2,715)

Denominator:
Common shares - basic and diluted	93,831	91,689	93,449	91,667

Net loss per share
Basic and diluted	$(0.23)	$(0.01)	$(0.39)	$(0.03)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	3,522	4,228	3,522	4,228
Stock awards	5,897	5,899	5,897	5,899
Total anti-dilutive shares	9,419	10,127	9,419	10,127

10. SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

The Company manages its operations primarily on a geographic basis. The Company's reportable segments are the Americas and Europe. The Americas segment is primarily North America. The Europe segment is primarily the United Kingdom.

The following tables set forth the segment and geographic information for each period (in thousands):

	Revenue for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas (principally US)	$77,100	$65,121	$151,965	$127,526
Europe (principally UK)	8,582	7,362	16,942	14,055
	$85,682	$72,483	$168,907	$141,581

Revenues are attributed to each segment based on the ordering location of the customer or ship to location. For the three and six months ended September 30, 2018 and 2017, inter-segment revenues of approximately $6.5 million and $13.1 million, and $4.4 million and $6.9 million respectively, were eliminated in consolidation, and have been excluded from the table above.

	Depreciation and Amortization for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas (principally US)	$4,665	$2,336	$8,972	$4,869
Europe (principally UK)	994	1,295	1,865	2,489
	$5,659	$3,631	$10,837	$7,358

	Net Income (Loss) for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas (principally US)	$(21,237)	$970	$(35,586)	$1,379
Europe (principally UK)	(245)	(1,516)	(1,251)	(4,094)
	$(21,482)	$(546)	$(36,837)	$(2,715)

	September 30, 2018		March 31, 2018
	Total	Property and	Total	Property and
	Assets	Equipment, net	Assets	Equipment, net
Americas (principally US)	$265,373	$34,958	$240,099	$27,270
Europe (principally UK)	44,259	7,437	37,110	8,462
	$309,632	$42,395	$277,209	$35,732

11. ACQUISITIONS

MarianaIQ

On April 12, 2018, the Company entered into an Asset Purchase Agreement with MarianaIQ Inc. (MarianaIQ) for the purchase of certain assets of MarianaIQ. The total aggregate purchase price consisted of cash paid to MarianaIQ at closing, and cash to be held in escrow by the Company for fifteen months, as security against indemnity claims asserted by the Company after the closing date. The escrow amount is recorded as other accrued liabilities on the consolidated balance sheets as of September 30, 2018.

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

MarianaIQ did not contribute materially to revenue or net loss for the period of acquisition to September 30, 2018. Goodwill recognized upon acquisition is expected to be deductible for income tax purposes and is included in the Americas reporting unit (see Note 5). Total acquisition costs were immaterial.

12. SUBSEQUENT EVENTS

On October 26, 2018, the Company entered into an Asset Purchase Agreement with Atlassian Corporation Plc. (Atlassian) through which the Company purchased certain assets from Atlassian relating to the Jitsi open source video communications technology (Jitsi). The Company intends to integrate Jitsi's video collaboration capabilities into 8x8's technology platform to further enhance the Company's video and X Series platform offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimate," "predict," "potential," "continue," "strategy," "believe," "anticipate," "plan," "expect," "intend," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to - market acceptance of new or existing services and features, customer acceptance and demand for our cloud communication and collaboration services, changes in the competitive dynamics of the markets in which we compete, the quality and reliability of our services, customer cancellations and rate of churn, our ability to scale our business, customer acquisition costs, our reliance on infrastructure of third-party network services providers, risk of failure in our physical infrastructure, risk of failure of our software, our ability to maintain the compatibility of our software with third-party applications and mobile platforms, continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, and the costs of such compliance, risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions, the amount and timing of costs associated with recruiting, training and integrating new employees, timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development, timing and extent and outcome of sales and utility tax audits, introduction and adoption of our cloud software solutions in markets outside of the United States, risk of cybersecurity breaches, general economic conditions that could adversely affect our business and operating results, implementation and effects of new accounting standards and policies in our reported financial results, and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results.

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

BUSINESS OVERVIEW

A provider of enterprise cloud communications solutions, 8x8 helps businesses get their employees, customers and applications more connected and productive worldwide. From one technology platform, we offer cloud phone, collaboration, conferencing, contact center, data analytics and other services to business customers on a Software-as-a-Service (SaaS) model. Our solutions offer a secure, reliable and simplified approach for businesses to transition their legacy, on-premises communications systems to the cloud. Our comprehensive solution, built from core cloud technologies that we own and manage internally, enables 8x8 customers to rely on a single provider for their global communications, contact center and customer support requirements. Combining these services allows our customers to eliminate information silos and expose vital, real-time communications data spanning multiple services, applications and devices which, in turn, can improve productivity, business performance and customer experience. Our customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees. In recent years, we have increased our focus on the mid-market and enterprise customer segments, and in fiscal 2018, we generated a majority of our new services revenue from customers in these business segments.

SUMMARY AND OUTLOOK

In the second quarter of fiscal 2019, our service revenue from mid-market and enterprise customers grew 30% year-over year and represented 61% of total service revenue. Average monthly service revenue per mid-market and enterprise business customer (ARPU) increased 6% to a record $4,988, compared with $4,697 in the same period last year. The increase resulted from our success in selling a greater number of new subscriptions to larger customers.

In July 2018, we announced general availability of the 8x8 X Series -- a single cloud platform which delivers a system of intelligence for voice, video conferencing, contact center, team messaging and collaboration across mobile and desktop devices. The 8x8 X Series is available in the U.S. and U.K. with multiple plans from X1 to X8 to meet different business needs for our small, mid-market and enterprise customers.

In September 2018, we integrated Team Messaging into the 8x8 X Series solution. Team Messaging enables business units, project teams, and internal and external collaborators to share content and communicate as a team by providing instant access for all employees through a direct connection to your global directory. Furthermore, 8x8 Team Messaging allows full interoperability with almost two dozen third-party team messaging platforms, including Slack.

In October 2018, we announced the acquisition of Jitsi, an open source video collaboration technology from Atlassian. Jitsi further extends 8x8's cloud technology platform with highly scalable video routing and interoperability capabilities, all built on industry standards such as webRTC. Jitsi's open-source technology and team of video technology personnel will play a role in leading development of new X Series capabilities, including dedicated video collaboration applications and WebRTC, which will further enhance our 8x8 Meetings solution.

We intend to continue to invest in talent, marketing and demand generation activities, product innovation and the global expansion of the X Series for the remainder of fiscal 2019. We expect our operating expenses to grow materially as we continue to invest in accelerating revenue growth. In achieving these objectives, we face many risks, including those described under "RISK FACTORS", disclosed below and in our Form 10-K for the fiscal year ended March 31, 2018.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$81,346	$68,123	$13,223	19.4%
Percentage of total revenue	94.9%	94.0%
Six months ended	$159,467	$133,214	$26,253	19.7%
Percentage of total revenue	94.4%	94.1%

Service revenue consists primarily of our cloud communication and collaboration subscription services, and to a lesser extent, usage and professional services fees.

Service revenues increased for the three and six months ended September 30, 2018 compared with the same period of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $442 at September 30, 2017 to $490 at September 30, 2018.

We expect growth in the number of customers and average monthly service revenue per customer to continue for the remainder of fiscal 2019.

	September 30,		Dollar	Percent
Product revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,336	$4,360	$(24)	-0.6%
Percentage of total revenue	5.1%	6.0%
Six months ended	$9,440	$8,367	$1,073	12.8%
Percentage of total revenue	5.6%	5.9%

Product revenue consists of sales of telephones where customers choose to run our cloud communication services on these devices.

Product revenue was flat during the three months ended September 30, 2018 compared with the same period in the prior fiscal year.

Product revenue increased for the six months ended September 30, 2018, respectively, primarily due to an increase in equipment unit sales to customers.

No customer represented greater than 10% of the Company's total revenues for the three months ended September 30, 2018 or 2017.

	September 30,		Dollar	Percent
Cost of service revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$15,866	$12,757	$3,109	24.4%
Percentage of service revenue	19.5%	18.7%
Six months ended	$30,945	$24,419	$6,526	26.7%
Percentage of service revenue	19.4%	18.3%

The cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third-party carriers, amortization of acquired and internally developed software assets, and technology licenses.

Cost of service revenue for the three months ended September 30, 2018 increased over the same period in the prior fiscal year and faster than revenue growth primarily due to a $1.8 million increase in amortization of intangibles and capitalized software expenses.

Cost of service revenue for the six months ended September 30, 2018 increased over the same period in the prior fiscal year and faster than revenue growth primarily due to a $3.2 million increase in amortization of intangibles and capitalized software expenses, a $0.9 million increase in third-party network services expenses.

We expect cost of service revenue to remain at a similar percentage of service revenue during the remainder of fiscal year 2019.

	September 30,		Dollar	Percent
Cost of product revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,397	$5,098	$299	5.9%
Percentage of product revenue	124.5%	116.9%
Six months ended	$11,678	$9,982	$1,696	17.0%
Percentage of product revenue	123.7%	119.3%

The cost of product revenue consists primarily of telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, shipping and handling.

The cost of product revenue for the three and six months ended September 30, 2018 increased over the comparable period in the prior fiscal year primarily due to the increase in the number of telephones shipped to customers. The increase in negative margin was due to the consistent practice of discounting of phones in the current period.

	September 30,		Dollar	Percent
Research and development	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$13,933	$8,311	$5,622	67.6%
Percentage of total revenue	16.3%	11.5%
Six months ended	$27,043	$16,254	$10,789	66.4%
Percentage of total revenue	16.0%	11.5%

Research and development expenses consist primarily of personnel and related costs, consulting, and equipment costs necessary for us to conduct our development and engineering efforts.

The research and development expenses for the three months ended September 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $1.8 million increase in personnel and related costs (primarily related to a department reclassification from sales and marketing), net of costs capitalized in accordance with accounting standard ASC 350-40, a $1.3 million increase in stock-based compensation expense, a $1.5 million increase in consulting and outside services, as well as other smaller cost increases.

The research and development expenses for the six months ended September 30, 2017 increased over the comparable period in the prior fiscal year primarily due to a $4.2 million increase in personnel and related costs, net of costs capitalized in accordance with ASC 350-40, a $2.8 million increase in consulting and outside services, a $2.2 million increase in stock-based compensation expenses, a $0.7 million increase in purchased software expenses, as well as other smaller cost increases.

We expect research and development expenses to increase as a percentage of total revenue during the remainder of fiscal year 2019 as we continue to invest in our technology platform and product offerings.

	September 30,		Dollar	Percent
Sales and marketing	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$55,930	$41,163	$14,767	35.9%
Percentage of total revenue	65.3%	56.8%
Six months ended	$109,235	$82,273	$26,962	32.8%
Percentage of total revenue	64.7%	58.1%

Sales and marketing expenses consist primarily of personnel and related costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include outsourced customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.

Sales and marketing expenses for three months ended September 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $5.6 million increase in personnel and related costs (partially offset by a department reclassification to research and development), a $3.2 million increase in marketing expenses, a $1.4 million increase in stock-based compensation costs, and a $1.1 million increase in consulting, temporary personnel, and outside services, as well as other smaller cost increases.

Sales and marketing expenses for six months ended September 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $10.0 million increase in personnel and related costs (partially offset by a department reclassification to research and development), a $4.5 million increase in marketing expenses, a $2.6 million increase in stock-based compensation costs, and a $2.1 million increase in consulting, temporary personnel, and outside services, as well as other smaller cost increases.

We expect sales and marketing expenses to to increase as a percentage of total revenue during the remainder of fiscal year 2019.

	September 30,		Dollar	Percent
General and administrative	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$16,543	$9,616	$6,927	72.0%
Percentage of total revenue	19.3%	13.3%
Six months ended	$27,976	$18,572	$9,404	50.6%
Percentage of total revenue	16.6%	13.1%

General and administrative expenses consist primarily of personnel and related costs for finance, human resources, legal and general management, as well as professional services fees.

General and administrative expenses for three months ended September 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $4.6 million increase in sales and use tax expense, $1.2 million increase in rent expense related to our new headquarters, which we started to build out during the first quarter of fiscal 2019, and a $1.1 million increase related to personnel and related costs.

General and administrative expenses for six months ended September 30, 2018 increased over the comparable period in the prior fiscal year primarily due to a $4.9 million increase in sales and use tax expense, a $2.4 million increase in rent expense related to our new headquarters, which we started to build out during the first quarter of fiscal 2019, and a $2.1 million increase related to personnel and related costs.

We expect general and administrative expenses to increase as a percentage of total revenue during the remainder of fiscal year 2019.

	September 30,		Dollar	Percent
Other income, net	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$635	$463	$172	37.1%
Percentage of total revenue	0.7%	0.6%
Six months ended	$1,354	$2,515	$(1,161)	-46.2%
Percentage of total revenue	0.8%	1.8%

Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments, as well as foreign exchange gains or losses. During the first quarter of fiscal year 2018, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.

	September 30,		Dollar
Provision (benefit) for income tax	2018	2017	Change
	(dollar amounts in thousands)
Three months ended	$130	$(3,453)	$3,583
Percentage of loss before
provision (benefit) for income taxes	-0.6%	86.3%
Six months ended	$221	$(4,689)	$4,910
Percentage of loss before
provision (benefit) for income taxes	-0.6%	63.3%

For the three months ended September 30, 2018, we recorded income tax expense of $0.1 million, related to state minimum taxes and income from our profitable operations. For the three months ended September 30, 2017, we recorded an income tax benefit of $3.4 million, related to the adoption of ASC 2016-09. Our effective tax rate was -1% and 86% for the three months ended September 30, 2018 and 2017, respectively. The change in our effective tax rate was due primarily to the full valuation allowance recorded in fiscal 2018, the change in pretax profitability, and geographic mix of profits and losses.

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

Liquidity and Capital Resources

As of September 30, 2018, we had $137 million in cash, restricted cash, cash equivalents and short-term investments.

Net cash used in operating activities for the six months ended September 30, 2018 was $4.6 million, compared to cash provided by operating activities of $11.2 million for the six months ended June 30, 2017. Cash provided by operating activities has historically been affected by the amount of net income (loss), changes in working capital accounts particularly in the timing and collection of payments, add-backs of non-cash expense items such as deferred taxes, depreciation and amortization, and stock-based compensation.

The net cash used in investing activities for the six months ended September 30, 2018 was $0.3 million, during which we had proceeds from maturity and sale of short-term investments of approximately $16.6 million, net of purchases of short-term investments, capitalized $11.4 million of software costs in accordance with ASC 350-40, invested in $2.6 million in the acquisition of MarianaIQ, and spent $2.9 million on the purchase of property and equipment. The net cash used in investing activities for the six months ended June 30, 2017 was $6.3 million, during which we had proceeds from maturity and sale of short-term investments of $1.5 million, net of purchases of short-term investments. We spent approximately $4.0 million on the purchase of property and equipment, and we capitalized $5.2 million of internal use software. Investing activities also include a gain of $1.4 million from the settlement of an escrow fund from our 2015 acquisition of DXI.

Net cash used in financing activities for the six months ended September 30, 2018 was $2.0 million, which primarily consisted of $6.7 million of cash received from the issuance of common stock under our employee stock plans and $8.2 million of repurchases of our common stock related to shares withheld for payroll taxes. Net cash used in financing activities for the six months ended September 30, 2017 was $11.8 million, which primarily consisted of by $13.8 million of repurchases of our common stock related to shares withheld for payroll taxes, offset by $2.8 million of cash received from the issuance of common stock under our employee stock plans.

Contractual Obligations

There were no significant changes in our commitments under contractual obligations during the six months ended September 30, 2018, as disclosed in the Company's Annual Report on Form 10-K, for the year ended March 31, 2018.

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

There have been no significant changes during the three months ended September 30, 2018 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2018, except for our adoption of ASC 606 as discussed in Notes 1 and 2 of the Notes to the Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Adopted Accounting Pronouncements."

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 of Part I, "Financial Statements - Note 1 - Basis of Presentation - Recent Accounting Pronouncements."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and investments in a variety of shorter term securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a hypothetical change in interest rates of 100 basis points would have a significant impact on our interest income.

We do not have any outstanding debt instruments other than equipment under capital leases and, therefore, we did not have direct funding exposure to interest rate risks.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.

Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in non-US dollar currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would not result in a material foreign currency loss on foreign-denominated balances. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.

To date we have not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal year 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2018, the Company was not a party in any material litigation matter.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below in this Quarterly Report on Form 10-Q update those risks and uncertainties disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2018, which we filed with the Securities and Exchange Commission on May 30, 2018.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks described below, or others not specified below, materialize, our business, financial condition and results of operations could be materially adversely affected, which may, in turn, adversely impact the trading price of our common stock.

Our success depends on adding new customers, and existing customer growth and renewal of our services.

Our future success depends on our ability to significantly increase revenue generated from sales of our cloud software solutions to business customers, including small and mid-size businesses (SMBs) and mid-market and larger enterprises. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions (on terms favorable to us), increase their usage of our services, and/or purchase additional services from us. For customer demand and adoption of our cloud communications solutions to grow, the quality, cost and feature benefits of these services must compare favorably to those of competing services. For example, our cloud unified communications and contact center services must continue to evolve so that high-quality service and features can be consistently offered at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to renew or extend our agreements with existing customers or attract new customers, or new business from existing customers, on favorable terms, which could have an adverse effect on our revenue and growth.

The rate at which our existing customers purchase any new or enhanced services we may offer depends on a number of factors, including general economic conditions, the importance of these additional features and services to our customers, the quality and performance of our cloud communications solutions, and the price at which we offer them. If our customers react negatively to our new or enhanced service offerings, such as our recently launched X-Series suite of products, or our efforts to upsell are otherwise not as successful as we anticipate, our business may suffer. Our sales strategies must also continue to evolve and adapt as our market matures, for example through the offering of additional customer self-service tools and automation for the SMB segment and the development of new and more sophisticated sales channels that leverage the strengths of our partners. In addition, marketing and selling new and enhanced features and services may require increasingly sophisticated and costly sales and marketing efforts that may require us to incur additional expenses and negatively impact the results of our operations.

To support the successful marketing and sale of our services to new and existing customers, we must continue to offer high-quality training, implementation, and customer support. Providing these services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise, which may make it difficult and costly for us to locate and hire qualified personnel, particularly in the competitive labor market in Silicon Valley where we are headquartered. Our support personnel also require extensive training on our products, which may make it difficult to scale up our support operations rapidly. The importance of high-quality customer support will increase as we expand our business globally and pursue new mid-market and enterprise customers. If we do not help our customers quickly resolve post-implementation issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.

With a large portion of our sales efforts targeted at enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

We currently derive a majority of our revenues from sales of our cloud software solutions to mid-market and larger enterprises, and we believe increasing our sales to these customers is key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications and, therefore, typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations and additional features than SMB customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other segments or that we will need to hire additional personnel, which would increase our operating expenses.

It is often difficult for us to forecast when a potential enterprise sale will close, the size of the customer's initial service order and the period over which the implementation will occur, any of which may impact the amount of revenue we recognize or the timing of revenue recognition. Enterprise customers may delay their purchases from one quarter to another as they assess their budget constraints, negotiate early contract terminations with their existing providers or wait for us to develop new features. Any delay in closing, or failure to close, a large enterprise sales opportunity in a particular quarter or year could significantly harm our projected growth rates and cause the amount of new sales we book to vary significantly from quarter to quarter. We also may have to delay revenue recognition on some of these transactions until the customer's technical or implementation requirements have been met.

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

We face significant risks in implementing and supporting the services we sell to mid-market and larger enterprises and, if we do not manage these efforts effectively, our recurring service revenue may not grow at the rate we expected, and our business and results of operations could be materially and adversely affected.

We have a limited history of selling our services to larger businesses and have experienced, and may continue to experience, new challenges in configuring and providing ongoing support for the solutions we sell to large customers.

Larger customers' networks are often more complex than those of smaller customers, and the configuration of our services for these customers generally require participation from the customer's information technology (IT) team. There is no guarantee that the customer will make available to us the necessary personnel and other resources for a successful configuration of services. The lack of local resources may prevent us from properly configuring our services for the customer, which can in turn adversely impact the quality of services that we deliver over our customers' networks, and/or may result in delays in the implementation of our services. This may create a public perception that we are unable to deliver high quality of service to our customers, which could harm our reputation and make it more difficult to attract new customers and retain existing customers. Moreover, larger customers tend to require higher levels of customer service and individual attention (including periodic business reviews and in-person visits, for example), which may increase our costs for implementing and delivering services. If a customer is unsatisfied with the quality of services we provide or the quality of work performed by us or a third party, we may decide to incur costs beyond the scope of our contract with the customer in order to address the situation and protect our reputation, which may in turn reduce or eliminate the profitability of our contract with the customer. In addition, negative publicity related to our larger customer relationships, regardless of its accuracy, could harm our reputation and make it more difficult for us to compete for new business with current and prospective customers.

We also face challenges building and training an integrated sales force capable of addressing the services and features of our comprehensive product suite, as well as a staff of expert engineering and customer support personnel capable of addressing the full range of implementation and configuration issues that tend to arise more frequently with larger customers. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. If we fail to effectively execute the sale, configuration and ongoing support of our services to mid-market and larger enterprises, our results of operations and our overall ability to grow our customer base could be materially and adversely affected.

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

Many of our current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product to customers. Increased competition could require us to lower our prices, reduce our sales revenue, lower our gross profits and/or cause us to lose market share. In addition, many of our customers are not subject to long-term contractual commitments and have the ability to switch from our services to our competitors' offerings on relatively short notice. Given the significant price competition in the markets for our services, we may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust our expenses to compensate for such shortfall. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

The market for cloud software solutions is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business, including in particular our recently launched X-Series product line.

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

We launched our new product line, branded "X-Series," in June 2018. We market X-Series as an array of packaged offerings (designated X2, X4, etc.), which start at the most basic version of our unified communications solution, and add engagement capabilities at each new level, with the top-tier X-Series packages combining unified communications and contact center services into a single offering. Customer demand for our X-Series product line will depend on a number of factors, including, for example, factors inherent to the product itself, such as quality of service, reliability, feature availability, and ease of use; and factors relating to our ability to implement, support and market and sell the service effectively. More fundamentally, the success of X-Series may depend on whether the market for unified communications, collaborations and contact center services is trending towards convergence of these three solutions into a single system, as we are predicting. We cannot be certain that this market trend will occur according to the timeline we are expecting, or at all. For example, if the various components of our service were to become commoditized and standardized in a way that diminishes the benefits of a single platform for customers, there may be less demand for a unified suite of services like X-Series. Low customer demand could make it more difficult for us to win the business of new customers or gain additional business from existing customers, either of which in turn could cause our service revenue to grow more slowly than we expect, or to remain flat or even decrease in future periods.

We have a history of losses and are uncertain of our future profitability.

We recorded an operating loss of approximately $38 million for the six months ended September 30, 2018 and ended the period with an accumulated deficit of approximately $198 million. We expect to incur operating losses in our current fiscal year as we continue to invest in growth. As we expand our geographic reach and range of service offerings, and further invest in research and development, sales and marketing, and other areas of our business, we will need to increase revenues in order to generate sustainable operating profit. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability on an annual basis or on a quarterly basis in the future.

Our churn rate may increase in future periods due to customer cancellations or other factors, which may adversely impact our revenue or require us to spend more money to grow our customer base.

Our customers may discontinue their subscriptions for our services after the expiration of their initial subscription period, which typically range from one to four years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict cancellation rates for our customers. Our cancellation rates may increase or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline and our business will suffer.

Our average monthly business service revenue churn was less than 1% during our two most recent fiscal years. Our method of computing this revenue churn rate may be different from methods used by our competitors and other companies in our industry to compute their publicly disclosed churn rates. As a result, only limited reliance can be placed on our churn rate when attempting to compare it with other companies. Also, our churn rate can vary based on events that may not be indicative of actual trends in our business. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers of communications and collaborations services, alternative technologies, and adverse business conditions also influence our churn rate.

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

Due to the length of our sales cycle, especially in adding new mid-market and larger enterprises as customers, we may also experience delays in acquiring new customers to replace those that have terminated our services. Such delays would be exacerbated if general economic conditions worsen. An increase in churn, particularly in challenging economic times, could have a negative impact on the results of our operations.

We may not be able to scale our business efficiently or quickly enough to meet our customers' growing needs, in which case our operating results could be harmed.

As usage of our cloud software solutions by mid-market and larger enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve our growing customer base. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. These system upgrades and the expansion of our support and services have been and will continue to be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and information technology systems. There are inherent risks associated with upgrading, improving and expanding our information technology systems and we cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

To provide our services, we rely on third parties for all of our network connectivity and co-location facilities.

We currently use the infrastructure of third-party network service providers, including the services of Equinix, Inc. and CenturyLink, Inc. in the United States, to provide all of our cloud services over their networks rather than deploying our own network connectivity.

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

On January 4, 2018, the Federal Communications Commission, or FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers' and enterprises' broadband Internet access lines. The FCC's order became effective on June 11, 2018. The order has been appealed by numerous parties including: a number of state attorneys' general, public interest groups, associations, and companies. The appeal is before the U.S. Court of Appeals for the District of Columbia. We cannot predict whether the FCC's January 4, 2018, Order will withstand appeal, either in whole or in part, nor when the appeal will be resolved.

Following the adoption of the FCC Order, a number of states have passed laws establishing rules similar to those that existed prior to the effective date of the FCC's January 4, 2018 Order. States have adopted a variety of approaches in attempting to preserve the rules in place prior to the FCC Order. For example, some states have passed narrow laws where rules addressing degradation or otherwise disrupting the provision of broadband internet access services are limited to parties that offer services to government agencies whereas other states have passed laws that apply generally. For example, California passed legislation of general applicability that would prevent providers of broadband internet access services from degrading and disrupting such services when offered to third parties. The law's effective date is January 1, 2019.

There is legal uncertainty as to whether states that have passed such laws have the authority to do so if such laws could be interpreted to conflict with the FCC's January 4, 2018, Order. Due to this legal uncertainty, the U.S. Department of Justice filed a Motion for Preliminary Injunction on September 30, 2018, seeking to prevent California from enforcing its law set to become effective January 1, 2019. In response, California state officials have agreed to delay enforcement of the new law at least until appeal of the FCC's January 4, 2018, Order is resolved by the U.S. Court of Appeals for the District of Columbia Circuit.

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

If the emerging market for cloud communications services does not continue to grow and if we do not increase our market share, our future business could be harmed.

The market for cloud communications services is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of, cloud communications services is uncertain. Our success will depend to a substantial extent on the widespread adoption of cloud communications services as a replacement for legacy on-premise systems. Many larger organizations have invested substantial technical, personnel and financial resources to integrate legacy on-premise communications systems into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud communications services such as ours. It is difficult to predict client adoption rates and demand for our solution, the future growth rate and size of the cloud communications service market, or the entry of competitive products and services. The expansion of the cloud communications services market depends on a number of factors, including the refresh rate for legacy on-premise systems, cost, performance and perceived value associated with cloud communications services, as well as the ability of providers of cloud communications solutions to address security, stability and privacy concerns. If we or other cloud communications service providers experience security incidents, loss of client data, disruptions in service or other problems, the market for cloud communications services as a whole, including our services, may be harmed. If the demand for cloud communications services fails to develop or develops more slowly than we anticipate, it could significantly harm our business.

Our success in the cloud communications market depends in part on developing and maintaining effective distribution channels. If we fail to develop and maintain these channels, it could harm our ability to increase our revenues.

A portion of our revenue is generated through our direct sales. This channel consists of sales representatives - generally consisting of inside and field-based sales representatives - that market and sell our services products to customers . Our continued success requires continuing to develop and maintain a successful direct sales organization. If we fail to do so, or if our sales agents are not successful in their sales efforts, we may be unable to meet our revenue growth targets.

A portion of our business revenue is generated through indirect channel sales. These channels consist of master agents, independent software vendors (ISVs), system integrators, value-added resellers (VARs), and service providers. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, although we also have arrangements with a number of partners who resell our services to their own customers, with whom we do not contract or contract only to a limited extent. These channels may generate an increasing portion of our revenue in the future. Our continued success requires continuing to develop and maintain successful relationships with these channel partners. If we fail to do so, or if our channel partners are not successful in their sales efforts, we may be unable to meet our revenue growth targets.

If our software fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our customers use our service to manage important aspects of their businesses, and any errors, defects, disruptions to our service or other performance problems with our service could hurt our reputation and may damage our customers' businesses. Our services and the systems infrastructure underlying our cloud communications platform incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities, which have caused, and may in the future cause, temporary service outages for some customers. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects, or the loss, damage or inadvertent release of confidential customer data, could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.

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

Critical to our provision of service is the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information. Customers may use our services to store, process and transmit a wide variety of confidential and sensitive information such as credit card, bank account and other financial information, proprietary information, trade secrets or other data that may be protected by sector-specific laws and regulations like intellectual property laws, laws addressing the protection of personally identifiable information (or personal data in the European Union), as well as the Federal Communications Commission's, or the FCC's, customer proprietary network Information ("CPNI") rules. We may be targets of cyber threats and security breaches, given the nature of the information we store, process and transmit and the fact that we provide communications services to a broad range of businesses.

In addition, we use third-party vendors which in some cases have access to our data and our customers' data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors computing devices, infrastructure or networks may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems due to a security vulnerability in our or our vendors' infrastructure or network, or our vendors, customers, employees, business partners, consultants or other internet users who attempt to invade our or our vendors' public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security vulnerability in our or our vendors' infrastructure or networks that is successfully targeted, we could face increased costs, liability claims, government investigations, fines, penalties or forfeitures, class action litigation, reduced revenue, or harm to our reputation or competitive position.

Depending on the evolving nature of cyber threats, we may have to increase our investment in maintaining the security of our networks and data, and our profitability may be adversely impacted, or we may have to increase the price of our services which may make our offerings less competitive with other communications providers.

If an individual obtains unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by law enforcement and regulatory agencies, exposure to fines, penalties, or forfeitures, or class action litigation, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as Health Insurance Portability and Accountability Act and foreign data protection laws, or provide representations or warranties as to such compliance in our customer contracts, a security breach that exposes protected information may make us susceptible to a number of contractual claims as well as claims related to our marketing. It could also potentially expose us to liability to individuals impacted by such a security breach.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data including CPNI. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

In contracts with larger enterprises, we often agree to assume liability for security breaches in excess of the amount of committed revenue from the contract. In addition, there can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Also, certain classes of information, like CPNI and information subject to state data breach notification laws in the U.S., or personal data in the European Union, can expose us to liability in the form of fines, penalties and forfeitures, in addition to civil liability, if such data is breached. We cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

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

On July 12, 2016, the European Commission adopted the "Privacy Shield" which replaced the European Union ("EU")-U.S. Safe Harbor Framework. We are currently participating in Privacy Shield and we also rely on other methods recognized under relevant EU law to transfer personal data between the EU and the U.S. Additionally, the General Data Protection Regulation ("GDPR") became effective on May 25, 2018, and replaces the Data Protection Directive 95/46/EC. The GDPR imposes new obligations on all companies, including us, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.

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

Like many other companies, we continue to face uncertainty with respect to the measures we have implemented. Additionally, there is continued uncertainty regarding the legality of transferring certain data between the EU and U.S. caused by: (i) ongoing litigation that could invalidate the existing method that we, along with many other companies, rely upon for compliance with relevant law; and (ii) the possibility that political and other governmental bodies may invalidate the method we, along with many other companies, rely upon to comply with relevant law. We cannot predict how or if this issue will be resolved nor can we evaluate our potential liability at this time.

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

We have acquired several businesses in recent years. If appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

As a result of these potential problems and risks, among others, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipate. For example, during our 2018 fiscal year, we discontinued marketing EasyContactNow, which we had acquired through our purchase of DXI Limited in 2015, as a stand-alone product. In addition, there can be no assurance that any potential transaction will be successfully completed or that, if completed, the acquired business or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.

The United Kingdom's withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.

On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the EU. The timing of the proposed exit is scheduled for March 29, 2019, with a transition period expected to run through December 31, 2020. The political uncertainty that it has raised extends to regulatory uncertainty associated with the proposed exit from the EU. Since the vote to withdraw from the EU, negotiations and arrangements between the United Kingdom, the EU and other countries outside of the EU have been, and will continue to be, complex and time consuming. The potential withdrawal could adversely impact our UK subsidiary, 8x8 UK Limited (previously referred to as Voicenet Solutions Ltd.), and add operational complexities that did not previously exist. Currently, the most immediate impact may be to the relevant regulatory regimes under which 8x8 UK Limited operates, including the offering of communications services, as well as to data privacy regulations. The impact on regulatory regimes remains uncertain. For example, while the United Kingdom government has announced its intent to introduce domestic legislation that would largely reconcile United Kingdom domestic law with many EU laws, including the General Data Protection Regulation, it remains unknown what will actually occur it what the departure from the EU may mean with respect to data privacy regulation including its impact on data transfers from the EU to the United Kingdom, and vice versa, as well as data transfers from the United Kingdom to jurisdictions outside of the EU. Additionally, the impending withdrawal of the United Kingdom from the EU has resulted in significant volatility in the international financial currency markets. At this time, we cannot predict the impact that an actual exit from the EU will have on 8x8 UK Limited, the potential collateral impact it may have on our operations elsewhere including the U.S., nor its potential impact on our financial results.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our business.

The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties and interests which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. We currently file more than 1,000 state and municipal tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or municipal taxes, fees or surcharges. Currently, several jurisdictions are conducting audits of 8x8. As of September 30, 2018, we have accrued for state or municipal taxes, fees or surcharges that we believe are required to be remitted.

We have accrued a contingent liability of approximately $5.7 million as our best estimate of the probable amount of taxes, fees and surcharges that may be imposed by states, municipalities and other taxing jurisdictions on our services to date. Historically, the amounts that have been remitted for uncollected state, municipal and other similar indirect taxes, fees, or surcharges have been within the accruals we established. We adjust our accrual when facts relating to specific exposures warrant such adjustment. This accrued contingent liability is based on our analysis of several factors, including the location where our services are used, our nexus to that jurisdiction for tax purposes, and the taxability of our services under the rules and regulations in each state or municipality (as these may be interpreted by regulatory and judicial authorities from time to time). While we have accrued for these potential liabilities based on our analyses and best estimates at the time, state, municipal and other taxing and regulatory authorities may challenge our position, which could result in us being liable for sales and use taxes, fees, or surcharges, as well as related penalties and interest, above our accrued contingent liability. To the extent we collect or otherwise recover these taxes, fees or surcharges from our customers, our services may become less competitive, our churn rate may increase, and our revenue from new and existing customers may be materially adversely affected.

Our ability to use our net operating losses or research tax credits to offset future taxable income may be subject to certain limitations.

As of March 31, 2018, we had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $157.6 million and $27.5 million, respectively, which expire at various dates between 2029 and 2039. We also had research and development credit carryforwards for federal and California tax purposes of approximately $7.2 million and $9.1 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between 2021 and 2038, while the California income tax credits will carry forward indefinitely. Utilization of our NOL and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the net operating loss or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the Securities and Exchange Commission ("SEC"), we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our and our auditor's testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NYSE Stock Market, or other regulatory authorities, or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the "FASB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies' accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements.

For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 or ASC 606), which replaces numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The impact of adopting the new standard on our total revenues and deferred revenue has not been and is not expected to be material. With the adoption of ASC 606 we also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a customer contract which, under the old guidance, were expensed as incurred. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition and deferred commissions.

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our operating results could be significantly affected.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We may need to pursue financing in the future to make expenditures and/or investments to support the growth of our business (whether through acquisitions or otherwise) and may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

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

Adverse economic conditions may harm our business.

Our business depends on the overall demand for cloud communications services and on the economic health of our current and prospective customers, which consist primarily of businesses (both for-profit and non-profit). If economic conditions deteriorate globally or in the jurisdictions that account for a material amount of our revenue (in particular, the United States, Europe and Canada, Australia), the size of our target market may decrease, and existing and prospective customers may delay or reduce their cloud communications spending. If our existing and prospective customers experience economic hardship, this could reduce the demand for our cloud services, delay and lengthen sales cycles, force us to lower the prices for our services, and lead to slower growth or even a decline in our revenues, operating results and cash flows.

We currently rely on small and medium-sized businesses for a significant portion of our revenue. Customers in this market generally have more limited financial resources, and may be affected by economic downturns, to a greater extent than larger or more established businesses. If small and medium-sized businesses experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected, and our revenue may not increase from period to period as rapidly as our competitors who have less dependence on sales to these segments, or may even decrease from period to period.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On November 5, 2018, the Company entered into a new employment agreement with Mary Ellen Genovese, our former Chief Financial Officer, in connection with her transitional employment as our Managing Director of European Operations, effective November 1, 2018.  Pursuant to the employment agreement, Ms. Genovese shall serve as Managing Director of European Operations through May 31, 2019 (during which time she will be based primarily in the United Kingdom), and thereafter to continue to work for the Company on a part-time basis through September 30, 2019.  The new employment agreement supersedes her prior offer letter, dated October 6, 2014, as amended, in its entirety.

Ms. Genovese is to be paid a salary of $290,000 per annum in her new role, and she is entitled to participate in the Company's Management Incentive Bonus Plan at an annual target of 50% of her salary while she continues to work for 8x8 on a full-time basis. In the event that Ms. Genovese's employment is terminated by 8x8 without cause prior to September 30, 2019, any unvested shares of common stock subject to her then-outstanding restricted stock unit awards and option awards will vest upon termination to the extent that they would have vested if she had remained employed through September 30, 2019, and, with respect to that portion of her outstanding performance share unit awards that would have vested or expired on or before September 30, 2019, she will be entitled to receive a number of shares of common stock based on a performance period that ends on the date of the termination of her employment.

Pursuant to the offer letter, Ms. Genovese will not receive any additional equity awards in her new position, and she will not be entitled to participate in 8x8's Executive Change-in-Control and Severance Policies. She will be entitled to receive standard health, dental, vision, life and disability benefits for the duration of her employment.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.2	Amended and Restated 2017 Executive Change-In-Control and Severance Policy.
10.37	Employment Agreement dated August 27, 2018, as amended October 23, 2018, between the Company and Matthew Zinn.
10.38	Employment Agreement dated September 25, 2018, as amended October 23, 2018, between the Company and Steven Gatoff.
10.39	Employment Agreement dated November 5, 2018, between the Company and Mary Ellen Genovese.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2018

8X8, INC.
(Registrant)
By: /s/ Steven Gatoff
Steven Gatoff
Chief Financial Officer (Principal Financial and Duly Authorized Officer)