Form 10-Q
period 2018-12-31
8X8 INC /DE/
filed 2019-01-30
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒
The number of shares of the Registrant's Common Stock outstanding as of January 24, 2019 was 95,654,698.

FORM 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

8X8, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,325	$31,703
Short-term investments	86,507	120,559
Accounts receivable, net	19,068	16,296
Deferred sales commission costs	14,443	—
Other current assets	13,166	10,040
Total current assets	161,509	178,598
Property and equipment, net	47,744	35,732
Intangible assets, net	13,273	11,958
Goodwill	39,442	40,054
Restricted cash	8,100	8,100
Deferred sales commission costs, non-current	30,893	—
Other assets	3,065	2,767
Total assets	$304,026	$277,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,318	$23,899
Accrued compensation	19,322	17,412
Accrued taxes	14,474	6,367
Deferred revenue	3,523	2,559
Other accrued liabilities	5,598	6,026
Total current liabilities	71,235	56,263

Non-current liabilities	5,063	2,172
Total liabilities	76,298	58,435
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock	96	93
Additional paid-in capital	457,887	425,790
Accumulated other comprehensive loss	(8,085)	(5,645)
Accumulated deficit	(222,170)	(201,464)
Total stockholders' equity	227,728	218,774
Total liabilities and stockholders' equity	$304,026	$277,209
The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Service revenue	$85,911	$71,891	$245,378	$205,105
Product revenue	4,001	3,684	13,441	12,051
Total revenue	89,912	75,575	258,819	217,156
Cost of revenue and operating expenses:
Cost of service revenue	17,043	12,318	47,988	36,737
Cost of product revenue	5,318	4,675	16,996	14,657
Research and development	16,876	8,527	43,919	24,781
Sales and marketing	60,717	48,830	169,952	131,103
General and administrative	14,196	10,003	42,172	28,575
Impairment of equipment, intangible assets and goodwill	—	9,469	—	9,469
Total operating expenses	114,150	93,822	321,027	245,322
Loss from operations	(24,238)	(18,247)	(62,208)	(28,166)
Other income, net	579	569	1,933	3,084
Loss before income taxes	(23,659)	(17,678)	(60,275)	(25,082)
Provision for income taxes	112	70,842	333	66,153
Net loss	$(23,771)	$(88,520)	$(60,608)	$(91,235)
Net loss per share:
Basic and diluted	$(0.25)	$(0.96)	$(0.64)	$(0.99)
Weighted-average common shares outstanding:
Basic and diluted	95,370	92,029	94,093	91,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(23,771)	$(88,520)	(60,608)	(91,235)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(101)	(213)	160	13
Foreign currency translation adjustment	(549)	198	(2,600)	3,180
Comprehensive loss	$(24,421)	$(88,535)	(63,048)	(88,042)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(60,608)	$(91,235)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,464	6,049
Amortization of intangible assets	4,551	3,995
Amortization of capitalized software	6,452	1,270
Impairment of goodwill and long-lived assets	—	9,469
Non-cash lease expenses	3,601	—
Stock-based compensation	31,574	21,138
Deferred income tax expense	—	66,273
Gain on escrow settlement	—	(1,393)
Other	873	226
Changes in assets and liabilities:
Accounts receivable, net	(3,965)	(3,305)
Deferred sales commission costs	(7,234)	—
Other current and noncurrent assets	(2,565)	(2,315)
Accounts payable and accruals	13,198	8,855
Deferred revenue	986	351
Net cash (used in) provided by operating activities	(6,673)	19,378
Cash flows from investing activities:
Purchases of property and equipment	(5,778)	(6,524)
Purchase of businesses	(5,625)	—
Proceeds from escrow settlement	—	1,393
Capitalized software development costs	(18,210)	(8,689)
Proceeds from maturity of investments	44,850	57,150
Sales of investments	41,780	23,382
Purchases of investments	(52,353)	(75,921)
Net cash provided by (used in) investing activities	4,664	(9,209)
Cash flows from financing activities:
Capital lease payments	(771)	(855)
Payment of contingent consideration	—	(150)
Repurchase and tax-related withholding of common stock	(7,631)	(22,137)
Proceeds from issuance of common stock under employee stock plans	7,372	3,303
Net cash used in financing activities	(1,030)	(19,839)
Effect of exchange rate changes on cash	(339)	409
Net decrease in cash and cash equivalents	(3,378)	(9,261)
Cash, cash equivalents, and restricted cash at the beginning of the period	39,803	41,030
Cash, cash equivalents, and restricted cash at the end of the period	$36,425	$31,769
Supplemental cash flow information
Income taxes paid	$290	$217
Interest paid	—	28
Property and equipment acquired under capital leases	—	765
The accompanying notes are an integral part of these unaudited consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
A provider of enterprise cloud communications solutions, 8x8, Inc. ("8x8," or the "Company") helps businesses get their employees, customers and applications more connected and productive worldwide. From one technology platform, the Company offers cloud phone, collaboration, conferencing, contact center, data analytics and other services to business customers on a Software-as-a-Service (SaaS) model. The Company's solutions offer a secure, reliable and simplified approach for businesses to transition their legacy, on-premises communications systems to the cloud. The comprehensive solution, built from owned core cloud technologies, enables 8x8 customers to rely on a single provider for their global communications, contact center and customer support requirements. Combining these services allows customers to eliminate information silos and expose vital, real-time communications data spanning multiple services, applications and devices which, in turn, can improve productivity, business performance and the customer experience. The Company's customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees.
BASIS OF PRESENTATION AND CONSOLIDATION
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2019 refers to the fiscal year ending March 31, 2019).
The accompanying interim consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2018, with the exception of new revenue recognition guidance discussed in the recently adopted accounting principles section below. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting.
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
The March 31, 2018 year-end consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2018 and notes thereto included in the Company's fiscal 2018 Annual Report on Form 10-K.
The results of operations and cash flows for the interim periods included in these consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
As a result of organizational changes made during the third fiscal quarter of 2019, the Company has transitioned from two reporting segments to a single reporting segment. See Note 9 for additional information.
ACQUISITIONS
In April 2018, the Company entered into an asset purchase agreement with MarianaIQ, Inc., pursuant to which the Company purchased technology and other assets to strengthen the artificial intelligence and machine learning capabilities of the Company's X Series product suite.
In October 2018, the Company entered into an asset purchase agreement with Atlassian Corporation PLC for the purchase of the Jitsi video collaboration technology (Jitsi). Jitsi extends the Company's cloud technology platform with scalable video routing and interoperability capabilities built on industry standards such as WebRTC.

See Note 10 for additional information on these acquisitions.
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
SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies used in preparation of these consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC on May 30, 2018, and there have been no changes to the Company's significant accounting policies during the three months ended December 31, 2018 except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers: Topic 606 (ASU 2014-9 or ASC 606). ASU 2014-9 also included Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which sets forth the requirement of deferring incremental costs of obtaining a contract with a customer. All amounts and disclosures set forth herein are in compliance with these standards.
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
The new standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted the new standard effective April 1, 2018 using the modified retrospective method. Under the modified retrospective method, the comparative periods’ information is not restated and continues to be reported under the accounting standards in effect in those prior periods. Instead, on April 1, 2018, the Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of accumulated deficit and the corresponding balance sheet accounts, which resulted in a net decrease to accumulated deficit of $39.9 million. The impact on the Company’s opening balances primarily relates to the capitalization of additional commission costs under ASC 606 in the amount of $38.2 million.  Under ASC 605, the Company expensed all commission costs as incurred. Under ASC 606, the Company defers all incremental commission costs to obtain the contract and amortizes these costs over a benefit period of five years. The remaining $1.7 million impact of adopting the standard relates to revenue being recognized earlier under ASC 606 than it would have been under ASC 605, which resulted in a contract asset as of the adoption date.
See Note 2 for additional disclosure on the impact of adopting this standard.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), along with amendments issued in 2018, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The update also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The update requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. Among the subsequent amendments, an optional transition method was provided. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption to have a material impact to the consolidated balance sheets for the recording of the "right-to-use" asset and corresponding contract liability. The Company is currently scoping the definition of a lease under ASC 842 to determine the "right-to-use" asset and corresponding liability in accordance with the standard.

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
The Company identifies performance obligations in contracts with customers, which may include subscription services and related usage, product revenue and professional services. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. The Company usually bills its customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30 days or less. The Company occasionally allows a 30-day period to cancel a subscription and return products shipped for a full refund.
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
Service Revenue
Service revenue from subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time as the services are rendered.
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
Contract Assets
Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example when the initial month's services or equipment are discounted. Contract assets are included in other current or non-current assets in the consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.
Deferred Revenue
Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other non-current liabilities in the consolidated balance sheets.
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
Practical Expedients
The new guidance under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, sets forth the requirement of deferring incremental costs of obtaining a contract, typically sales commissions, that were expensed as incurred under the previous guidance. The Company applies a practical expedient that permits it to apply Subtopic 340-40 to a portfolio of contracts, instead of on a contract-by-contract basis, as they are similar in their characteristics, and the financial statement effects of applying Subtopic 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio.
Impact of Adopting ASC 606
The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the consolidated balance sheet as of April 1, 2018 (in thousands).

	Balance at March 31, 2018	Adjustments Due to ASC 606	Balance at April 1, 2018
Current assets:
Deferred sales commission costs	$—	$11,234	$11,234
Other current assets	$10,040	$1,725	$11,765
Non-current assets:
Deferred sales commission costs	$—	$26,942	$26,942
Stockholders' Equity
Accumulated deficit	$(201,464)	$39,901	$(161,563)
The following tables summarize the impact of the ASC 606 adoption on the Company's consolidated financial statements for the quarter ended December 31, 2018.
Selected Consolidated Balance Sheet Line Items (in thousands):

	December 31, 2018
	ASC 605	Adjustments	(As Reported) ASC 606
Current assets:
Deferred sales commission costs	$—	$14,443	$14,443
Other current assets	$10,023	$3,143	$13,166
Non-current assets:
Deferred sales commission costs	$—	$30,893	$30,893
Stockholders' Equity
Accumulated deficit	$(270,649)	$48,479	$(222,170)
Selected Consolidated Statement of Operations Line Items (in thousands, except per share amounts):

	Three Months Ended December 31, 2018
	ASC 605	Adjustments	(As Reported) ASC 606
Service revenue	$86,245	$(334)	$85,911
Product revenue	3,335	666	4,001
Total revenue	$89,580	$332	$89,912
Operating expenses:
Sales and marketing	$63,276	$(2,559)	$60,717
Loss from operations	$(27,129)	$2,891	$(24,238)
Net loss	$(26,662)	$2,891	$(23,771)
Net loss per share:
Basic and Diluted	$(0.28)	$0.03	$(0.25)

	Nine Months Ended December 31, 2018
	ASC 605	Adjustments	(As Reported) ASC 606
Service revenue	$246,030	$(652)	$245,378
Product revenue	12,522	919	13,441
Total revenue	$258,552	$267	$258,819
Operating expenses:
Sales and marketing	$177,186	$(7,234)	$169,952
Loss from operations	$(69,709)	$7,501	$(62,208)
Net loss	$(68,109)	$7,501	$(60,608)
Net loss per share:
Basic and Diluted	$(0.72)	$0.08	$(0.64)
Selected Consolidated Statements of Cash Flows Line Items (in thousands):

	Nine Months Ended December 31, 2018
	ASC 605	Adjustments	(As Reported) ASC 606
Net loss	$(68,109)	$7,501	$(60,608)
Deferred sales commission costs	$—	$(7,234)	$(7,234)
Other current and non-current assets	$(2,298)	$(267)	$(2,565)
Net cash provided by operating activities	$(6,673)	$—	$(6,673)
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 9 for more information.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

December 31, 2018
Accounts receivable, net	$19,068
Other current assets	$3,143
Deferred revenue - current	$3,523
Deferred revenue - non-current	$8
Changes in the contract assets and the deferred revenue balances during the nine months ended December 31, 2018 are as follows (in thousands):

	April 1, 2018	December 31, 2018	$ Change
Other current assets	$1,725	$3,143	$1,418
Deferred revenue	$2,578	$3,531	$953
The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenues was due to billings in advance of performance obligations being satisfied. Revenues of $2.3 million and $5.5 million recognized during the three and nine months ended December 31, 2018, respectively, were included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to four years. Contract revenue as of December 31, 2018, that has not yet been recognized was approximately $160 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on the vast majority of the remaining performance obligation over the next 24 months.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term
As of December 31, 2018	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$22,005	$—	$—	$22,005	$22,005	$—
Level 1:
Money market funds	6,320	—	—	6,320	6,320	—
Subtotal	28,325	—	—	28,325	28,325	—
Level 2:
Corporate debt	59,480	6	(222)	59,264	—	59,264
Municipal securities	5,504	1	(4)	5,501	—	5,501
Asset backed securities	17,577	5	(50)	17,532	—	17,532
Agency bond	4,240	—	(30)	4,210	—	4,210
Subtotal	86,801	12	(306)	86,507	—	86,507
Total assets	$115,126	$12	$(306)	$114,832	$28,325	$86,507

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term
As of March 31, 2018	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$16,499	$—	$—	$16,499	$16,499	$—
Level 1:
Money market funds	15,204	—	—	15,204	15,204	—
Subtotal	31,703	—	—	31,703	31,703	—
Level 2:
Commercial paper	13,254	—	(8)	13,246	—	13,246
Corporate debt	70,631	6	(296)	70,341	—	70,341
Municipal securities	3,385	3	(1)	3,387	—	3,387
Asset backed securities	27,063	1	(119)	26,945	—	26,945
Agency bond	4,183	—	(35)	4,148	—	4,148
International government securities	2,497	—	(5)	2,492	—	2,492
Subtotal	121,013	10	(464)	120,559	—	120,559
Total assets	$152,716	$10	$(464)	$152,262	$31,703	$120,559
Contractual maturities of investments as of December 31, 2018 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$35,929
Due after one year	50,578
Total	$86,507
4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$25,702	$(14,099)	$11,603	$19,702	$(10,535)	$9,167
Customer relationships	9,307	(7,732)	1,575	9,776	(7,366)	2,410
Trade names/domains	2,108	(2,013)	95	2,108	(1,727)	381
In-process research and development	95	(95)	—	95	(95)	—
Total acquired identifiable intangible assets	$37,212	$(23,939)	$13,273	$31,681	$(19,723)	$11,958

At December 31, 2018, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2019	$1,620
2020	6,100
2021	3,559
2022	1,766
2023	228
Total	$13,273
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Total
Balance at March 31, 2018	$40,054
Additions due to acquisitions	500
Foreign currency translation	(1,112)
Balance at December 31, 2018	$39,442
5. COMMITMENTS AND CONTINGENCIES
Facility and Equipment Leases
The Company leases its headquarters' office space in San Jose, California, and also leases office space under non-cancelable operating leases in various domestic and international locations. During the first quarter of fiscal 2019, as it took control of its new corporate headquarters to begin the build out, the Company began to record additional rent expenses on a straight-line basis. Total rent expense for the three and nine months ended December 31, 2018 was $2.6 million and $7.9 million, respectively. Total rent expense for the three and nine months ended December 31, 2017 was $1.4 million and $4.1 million, respectively. Future minimum annual lease payments as of December 31, 2018 were as follows (in thousands):

Amount
Remaining 2019	$1,476
2020	6,872
2021	8,889
2022	8,782
2023	8,301
Thereafter	54,600
Total	$88,920
The Company has entered into a series of non-cancelable capital lease agreements for data center and office equipment bearing interest at various rates.
Other Commitments, Indemnifications and Contingencies
From time to time, the Company receives inquiries from various state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects from its customers or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment.
During the first nine months of fiscal 2019, the Company determined that additional sales taxes were probable of being assessed and estimable in multiple states as a result of preliminary findings from current sales and use tax audits. As a result, the Company estimated an incremental sales tax liability of $6.5 million, which was recorded as general and administrative expense in the consolidated statements of operations during the first nine months of fiscal 2019.
Legal Proceedings

The Company from time to time may be involved in a variety of claims, lawsuits, investigations and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters and contractual disputes, that can arise in the normal course of the Company's operations.
On November 30, 2018, the Company was named as a defendant in Rainey Circuit LLC v. 8x8 Inc., by way of a Complaint filed by Plaintiff Rainey Circuit LLC in the District of Delaware (Civil Action No. Case 1:18-cv-01903-MN, the Complaint). The Complaint alleges that the Company infringes U.S. Patent No. 8,131,824 with regards to alleged activities concerning the Company's sales or or uses of a multimedia messaging system as allegedly implemented in connection with the Company’s Virtual Office application. Given the early stage of this lawsuit, it is not possible as of the date of this filing to provide an estimated amount of any loss or range of loss that may occur.

Litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that favorable final outcomes will be obtained. The above-referenced lawsuit and future litigation could be costly to defend, could impose significant burdens on employees and cause the diversion of management's attention, and could upon resolution have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.
6. STOCK-BASED COMPENSATION
The following tables summarize information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of service revenue	$680	$455	$1,775	$1,319
Research and development	3,570	1,794	8,587	4,445
Sales and marketing	5,590	3,362	13,262	8,577
General and administrative	2,695	2,519	7,950	6,797
Total	$12,535	$8,130	$31,574	$21,138

	Nine Months Ended December 31,
	2018	2017
Stock options outstanding at the beginning of the period:	3,998	4,462
Options granted	222	427
Options exercised	(641)	(421)
Options canceled and forfeited	(192)	(176)
Options outstanding at the end of the period:	3,387	4,292
Weighted-average fair value of grants during the period	$8.27	$5.30
Total intrinsic value of options exercised during the period	$9,148	$4,312
Weighted-average remaining recognition period at period-end (in years)	2.53	2.14

Stock awards outstanding at the beginning of the period:	5,939	4,950
Stock awards granted	4,993	2,884
Stock awards vested	(2,123)	(1,615)
Stock awards canceled and forfeited	(700)	(447)
Stock awards outstanding at the end of the period:	8,109	5,772
Weighted-average fair value of grants during the period	$20.05	$13.89
Weighted-average remaining recognition period at period-end (in years)	2.4	2.67
Total unrecognized compensation expense at period-end	$112,970	$64,625
Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase up to $25.0 million of its common stock from time to time (the "2017 Repurchase Plan"). The 2017 Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017

Repurchase Plan at December 31, 2018 was approximately $7.1 million. There were no stock repurchases under the 2017 Repurchase Plan during the nine months period ended December 31, 2018.
7. INCOME TAXES
The Company's effective tax rate was -1% and -401% for the three months ended December 31, 2018 and 2017, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance recorded during the third quarter of fiscal year 2018, the change in pretax profitability, and changes in the Company's geographic mix of profits and losses. The effective tax rate is calculated by dividing the income tax provision by net income (loss) before income tax expense.
8. NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net loss available to common stockholders	$(23,771)	$(88,520)	$(60,608)	$(91,235)
Denominator:
Common shares - basic and diluted	95,370	92,029	94,093	91,709
Net loss per share
Basic and diluted	$(0.25)	$(0.96)	$(0.64)	$(0.99)
The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Stock options	3,387	4,292	3,387	4,292
Stock awards	8,109	5,772	8,109	5,772
Total anti-dilutive shares	11,496	10,064	11,496	10,064

9. SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION
Prior to September 30, 2018, the Company had two reporting segments: Americas and Europe. During the third fiscal quarter, the Company instituted a change in its chief operating decision maker ("CODM"). The Company has determined the chief executive officer to be its CODM. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single operating segment, and therefore, one reporting segment.
The following tables set forth the geographic information for each period (in thousands):

	Revenue for the
	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Americas (principally US)	$80,584	$67,826	$232,549	$195,342
Europe (principally UK)	9,328	7,749	26,270	21,814
	$89,912	$75,575	$258,819	$217,156

	Property and Equipment
	December 31,	March 31,
	2018	2018
Americas (principally US)	$40,309	$27,270
Europe (principally UK)	7,435	8,462
	$47,744	$35,732

10. ACQUISITIONS
MarianaIQ
On April 12, 2018, the Company entered into an Asset Purchase Agreement with MarianaIQ Inc. (MarianaIQ) for the purchase of certain assets of MarianaIQ to strengthen the artificial intelligence and machine learning capabilities of the Company's X Series product suite.
The Company recorded the acquired developed technology as an identifiable intangible asset with an estimated useful life of two years. The fair value of the technology was based on estimates and assumptions made by management using a cost approach method. The intangible asset is amortized on a straight-line basis over two years.
The excess of the consideration transferred over the aggregate fair value of the asset acquired was recorded as goodwill. The amount of goodwill recognized was primarily attributable to the expected contributions of the acquired assets to the overall corporate strategy in addition to the acquired workforce.
MarianaIQ did not contribute materially to revenue or net loss for the period of acquisition to December 31, 2018. Goodwill recognized upon acquisition is expected to be deductible for income tax purposes.
Jitsi
On October 29, 2018, the Company entered into an Asset Purchase Agreement with Atlassian Corporation PLC (Atlassian) through which the Company purchased certain assets from Atlassian relating to the Jitsi open source video communications technology (Jitsi). The Company intends to integrate Jitsi's video collaboration capabilities into the Company's technology platform to further enhance the Company's video and X Series platform offerings.
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
Jitsi did not contribute materially to revenue or net loss for the period of acquisition to December 31, 2018. Goodwill recognized upon acquisition is expected to be deductible for income tax purposes.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimate," "predict," "potential," "continue," "strategy," "believe," "anticipate," "plan," "expect," "intend," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to: market acceptance of new or existing services and features; customer acceptance and demand for our cloud communication and collaboration services; changes in the competitive dynamics of the markets in which we compete; the quality and reliability of our services; customer cancellations and rate of churn; our ability to scale our business; customer acquisition costs; our reliance on infrastructure of third-party network services providers; risk of failure in our physical infrastructure; risk of failure of our software; our ability to maintain the compatibility of our software with third-party applications and mobile platforms;

continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, and the costs of such compliance; risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions; the amount and timing of costs associated with recruiting, training and integrating new employees; timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development; timing, extent and outcome of sales and utility tax audits; introduction and adoption of our cloud software solutions in markets outside of the United States; risk of cybersecurity breaches and unauthorized disclosures of customer data; general economic conditions that could adversely affect our business and operating results; implementation and effects of new accounting standards and policies in our reported financial results; and potential future intellectual property infringement claims and other litigation that could adversely affect our business and operating results. For a more detailed description of some of the factors that may cause actual results and trends to differ from those projected in our forward-looking statements, see the discussion under ITEM 1A, "RISK FACTORS," in PART II of this Form 10-Q.
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
BUSINESS OVERVIEW
A provider of enterprise cloud communications solutions, 8x8 helps businesses get their employees, customers and applications more connected and productive worldwide. From one technology platform, we offer cloud phone, collaboration, conferencing, contact center, data analytics and other services to business customers on a Software-as-a-Service (SaaS) model. Our solutions offer a secure, reliable and simplified approach for businesses to transition their legacy, on-premises communications systems to the cloud. Our comprehensive solution, built from owned core cloud technologies, enables 8x8 customers to rely on a single provider for their global communications, contact center and customer support requirements. Combining these services allows our customers to eliminate information silos and expose vital, real-time communications data spanning multiple services, applications and devices which, in turn, can improve productivity, business performance and the customer experience.

Our customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees. In recent years, we have increased our focus on the mid-market and enterprise customer segments, and in fiscal 2018, we generated a majority of our new subscription services revenue from customers in these business segments.
SUMMARY AND OUTLOOK
Our third quarter results illustrate the fundamental strength in our business as service revenue for the quarter was $85.9 million and grew 20% year-over-year.

We have rolled-out X Series to all business segments in the U.S. and U.K. to help small, mid-market and enterprise businesses connect with customers faster and smarter. We intend to continue investing in X Series, in order to extend its capabilities and enhance existing features.
In October 2018, we announced the acquisition of Jitsi, an open source video collaboration technology, from Atlassian. Jitsi further extends 8x8’s cloud technology platform with scalable video routing and interoperability capabilities, all built on industry standards such as webRTC. Jitsi’s open-source technology and team of video technology personnel are expected to play a leading role in the development of new X Series capabilities, including dedicated video collaboration applications and WebRTC, which we expect to further enhance our 8x8 Meetings service.
We intend to continue to invest in talent, marketing and demand generation activities, product innovation and the global expansion of the X Series for the remainder of fiscal 2019. We expect our operating expenses to grow materially as we continue to invest in accelerating revenue growth. In achieving these objectives, we face many risks, including those described under "RISK FACTORS" below in this Form 10-Q.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

	December 31,		Dollar	Percent
Service revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$85,911	$71,891	$14,020	19.5%
Percentage of total revenue	95.6%	95.1%
Nine months ended	$245,378	$205,105	$40,273	19.6%
Percentage of total revenue	94.8%	94.5%
Service revenue consists primarily of our cloud communication and collaboration subscription services, and to a lesser extent, usage and professional services fees.
Service revenue increased for the three and nine months ended December 31, 2018 compared with the same period of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average monthly service revenue per customer. Average monthly service revenue per customer increased from $454 at December 31, 2017 to $506 at December 31, 2018.
We expect service revenue to grow from more customers and increasing service revenue per customer for the remainder of fiscal 2019.

	December 31,		Dollar	Percent
Product revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,001	$3,684	$317	8.6%
Percentage of total revenue	4.4%	4.9%
Nine months ended	$13,441	$12,051	$1,390	11.5%
Percentage of total revenue	5.2%	5.5%
Product revenue consists of sales of telephones where customers choose to run our cloud communication services on these devices.
Product revenue increased during the three and nine months ended December 31, 2018 compared with the same period in the prior fiscal year, primarily due to an increase in equipment unit sales to customers.
No customer represented greater than 10% of the Company's total revenues for the three and nine months ended December 31, 2018 or 2017.

	December 31,		Dollar	Percent
Cost of service revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$17,043	$12,318	$4,725	38.4%
Percentage of service revenue	19.8%	17.1%
Nine months ended	$47,988	$36,737	$11,251	30.6%
Percentage of service revenue	19.6%	17.9%
The cost of service revenue primarily consists of costs associated with network operations and personnel and related costs, communication origination and termination services provided by third-party carriers, amortization of acquired and internally developed software, and technology licenses.
Cost of service revenue for the three months ended December 31, 2018 increased over the same period in the prior fiscal year and faster than revenue growth primarily due to a $2.2 million increase in amortization of intangibles and capitalized software expenses, a $0.6 million increase in consulting and outside services, and a $0.4 million increase in third-party network services expenses.
Cost of service revenue for the nine months ended December 31, 2018 increased over the same period in the prior fiscal year and faster than revenue growth primarily due to a $5.4 million increase in amortization of intangibles and capitalized software expenses, a $1.3 million increase in third-party network services expenses, a $0.9 million increase in consulting and outside services, $0.9 million increase in personnel and related costs, and a $0.8 million increase in licenses and fees expenses.
We expect cost of service revenue to remain at a similar percentage of service revenue during the remainder of fiscal year 2019.

	December 31,		Dollar	Percent
Cost of product revenue	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,318	$4,675	$643	13.8%
Percentage of product revenue	132.9%	126.9%
Nine months ended	$16,996	$14,657	$2,339	16.0%
Percentage of product revenue	126.4%	121.6%
The cost of product revenue consists primarily of telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, shipping and handling.
The cost of product revenue for the three and nine months ended December 31, 2018 increased over the comparable period in the prior fiscal year primarily due to the increase in the number of telephones shipped to customers. The increase in negative margin was due to the consistent practice of discounting of phones in the current period.

	December 31,		Dollar	Percent
Research and development	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$16,876	$8,527	$8,349	97.9%
Percentage of total revenue	18.8%	11.3%
Nine months ended	$43,919	$24,781	$19,138	77.2%
Percentage of total revenue	17.0%	11.4%
Research and development expenses consist primarily of personnel and related costs, consulting, and equipment costs necessary for us to conduct our development and engineering efforts.
The research and development expenses for the three months ended December 31, 2018 increased over the comparable period in the prior fiscal year primarily due to a $2.1 million increase in personnel and related costs (partially related to a department reclassification from sales and marketing), net of costs capitalized in accordance with accounting standard ASC 350-40, a $2.0 million increase in consulting and outside services, a $1.8 million increase in stock-based compensation expense, as well as other smaller cost increases.
The research and development expenses for the nine months ended December 31, 2017 increased over the comparable period in the prior fiscal year primarily due to a $6.3 million increase in personnel and related costs (partially related to a department reclassification from sales and marketing), net of costs capitalized in accordance with ASC 350-40, a $4.7 million increase in consulting and outside services, a $3.9 million increase in stock-based compensation expenses, a $1.1 million increase in purchased software expenses, as well as other smaller cost increases.
We expect research and development expenses to increase as a percentage of total revenue during the remainder of fiscal year 2019 as we continue to invest in our technology platform and product offerings.

	December 31,		Dollar	Percent
Sales and marketing	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$60,717	$48,830	$11,887	24.3%
Percentage of total revenue	67.5%	64.6%
Nine months ended	$169,952	$131,103	$38,849	29.6%
Percentage of total revenue	65.7%	60.4%
Sales and marketing expenses consist primarily of personnel and related costs for sales, marketing, and customer service which includes deployment engineering. Such costs also include customer service call center operations, sales commissions, as well as trade show, advertising and other marketing and promotional expenses.
Sales and marketing expenses for the three months ended December 31, 2018 increased over the comparable period in the prior fiscal year primarily due to a $5.6 million increase in personnel and related costs (partially offset by a department reclassification to research and development), a $3.0 million increase in marketing expenses, a $2.2 million increase in stock-based compensation costs, and a $0.8 million increase in consulting, temporary personnel, and outside services, as well as other smaller cost increases.

Sales and marketing expenses for the nine months ended December 31, 2018 increased over the comparable period in the prior fiscal year primarily due to a $15.6 million increase in personnel and related costs (partially offset by a department reclassification to research and development), a $7.5 million increase in marketing expenses, a $4.8 million increase in stock-based compensation costs, a $2.9 million increase in consulting, temporary personnel, and outside services, as well as other smaller cost increases.
We expect sales and marketing expenses to increase as a percentage of total revenue during the remainder of fiscal year 2019.

	December 31,		Dollar	Percent
General and administrative	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$14,196	$10,003	$4,193	41.9%
Percentage of total revenue	15.8%	13.2%
Nine months ended	$42,172	$28,575	$13,597	47.6%
Percentage of total revenue	16.3%	13.2%
General and administrative expenses consist primarily of personnel and related costs for finance, human resources, legal and general management, as well as professional services fees.
General and administrative expenses for the three months ended December 31, 2018 increased over the comparable period in the prior fiscal year primarily due to a $1.7 million increase related to personnel and related costs, $1.5 million increase in sales and use tax expense, $1.2 million increase in rent expense related to our new headquarters, which we started to build out during the first quarter of fiscal 2019, as well as other smaller cost increases.
General and administrative expenses for the nine months ended December 31, 2018 increased over the comparable period in the prior fiscal year primarily due to a $6.5 million increase in sales and use tax expense, a $3.8 million increase related to personnel and related costs, a $3.6 million increase in rent expense related to our new headquarters, which we started to build out during the first quarter of fiscal 2019, as well as other smaller cost increases.
We expect general and administrative expenses to remain at a similar level as a percentage of total revenue during the remainder of fiscal year 2019.

	December 31,		Dollar	Percent
Impairment of goodwill, intangible assets and equipment	2018	2017	Change	Change
	(dollar amounts in thousands)
Three and nine months ended	$—	$9,469	$(9,469)	(100.0)%
In the third quarter of fiscal 2018, we recorded a $9.5 million impairment charge for goodwill and other assets associated with DXI.

	December 31,		Dollar	Percent
Other income, net	2018	2017	Change	Change
	(dollar amounts in thousands)
Three months ended	$579	$569	$10	1.8%
Percentage of total revenue	0.6%	0.8%
Nine months ended	$1,933	$3,084	$(1,151)	(37.3)%
Percentage of total revenue	0.7%	1.4%
Other income, net, primarily consisted of interest income earned on our cash, cash equivalents and investments, as well as foreign exchange gains or losses. During the first quarter of fiscal year 2018, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.

	December 31,		Dollar
Provision for income tax	2018	2017	Change
	(dollar amounts in thousands)
Three months ended	$112	$70,842	$(70,730)
Percentage of loss before provision
for income taxes	-0.5%	-400.7%
Nine months ended	$333	$66,153	(65,820)
Percentage of loss before provision
for income taxes	-0.6%	-263.7%
For the three months and nine months ended December 31, 2018, we recorded income tax expense of $0.1 million and $0.3 million, respectively, related to state minimum taxes and income from our foreign operations. For the three months and nine months ended December 31, 2017, we recorded income tax expense of $70.8 million and $66.1 million, respectively, mostly related to the recording of a full valuation allowance established against our deferred tax assets in the period ended December 31, 2017.
Our effective tax rate was -0.5% and -0.6% for the three months ended December 31, 2018 and 2017, respectively. The change in our effective tax rate was due primarily to the full valuation allowance recorded in fiscal 2018, the change in pretax profitability, and the geographic mix of profits and losses.
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
Liquidity and Capital Resources
As of December 31, 2018, we had $123 million in cash, restricted cash, cash equivalents and short-term investments.
Net cash used in operating activities for the nine months ended December 31, 2018 was $6.7 million, compared to cash provided by operating activities of $19.4 million for the nine months ended December 31, 2017. Net cash provided by operating activities has historically been affected by the amount of net income (loss), changes in working capital accounts particularly in the timing and collection of payments, add-backs of non-cash expense items such as impairments, depreciation and amortization, and stock-based compensation.
Net cash provided by investing activities for the nine months ended December 31, 2018 was $4.7 million, during which we had proceeds from maturity and sale of short-term investments of approximately $34.3 million, net of purchases of short-term investments, we capitalized $18.2 million of software costs in accordance with ASC 350-40, and we spent $5.8 million on the purchase of property and equipment. Net cash used in investing activities for the nine months ended December 31, 2017 was $9.2 million, during which we had proceeds from maturity and sale of short-term investments of $4.6 million, net of purchases of short-term investments. We spent approximately $6.5 million on the purchase of property and equipment, and we capitalized $8.7 million of internal use software. Investing activities also include a gain of $1.4 million from the settlement of an escrow fund from our 2015 acquisition of DXI.
Net cash used in financing activities for the nine months ended December 31, 2018 was $1.0 million, which primarily consisted of $7.4 million of cash received from the issuance of common stock under our employee stock plans and $7.6 million of repurchases of our common stock related to shares withheld for payroll taxes. Net cash used in financing activities for the nine months ended December 31, 2017 was $19.8 million, which primarily consisted of by $22.1 million of repurchases of our common stock related to shares withheld for payroll taxes, offset by $3.3 million of cash received from the issuance of common stock under our employee stock plans.
Contractual Obligations
There were no significant changes in our commitments under contractual obligations during the nine months ended December 31, 2018, as disclosed in the Company's Annual Report on Form 10-K, for the year ended March 31, 2018.
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
There have been no significant changes during the three months ended December 31, 2018 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2018, except for our adoption of ASC 606 as discussed in Notes 1 and 2 of the Notes to the Consolidated Financial Statements.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2018.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal year 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 5, “Legal Proceedings” under ITEM 1. FINANCIAL STATEMENTS of PART I is incorporated by reference in response to this item.
.
ITEM 1A. RISK FACTORS
The risks and uncertainties described below in this Quarterly Report on Form 10-Q update the discussion of risks and uncertainties disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2018, which we filed with the Securities and Exchange Commission on May 30, 2018.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks described below, or others not specified below, materialize, our business, financial condition and results of operations could be materially adversely affected, which may, in turn, adversely impact the trading price of our common stock.

Our success depends on acquiring new customers, and retaining and selling additional services to existing customers.
Our future success depends on our ability to significantly increase revenue generated from sales of our cloud software solutions to business customers, including small and mid-size businesses (SMBs) and mid-market and larger enterprises. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions (on terms favorable to us), increase their usage of our services, and/or purchase additional services from us. For customer demand and adoption of our cloud communications solutions to grow, the quality, cost and feature benefits of these services must compare favorably to those of competing services. For example, our cloud unified communications and contact center services must continue to evolve so that high-quality service and features can be consistently offered at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to renew or extend our agreements with existing customers or attract new customers, or new business from existing customers, on favorable terms, or at all, which could have an adverse effect on our revenue and growth.
The rate at which our existing customers purchase any new or enhanced services we may offer depends on a number of factors, including general economic conditions, the importance of these additional features and services to our customers, the quality and performance of our cloud communications solutions, and the price at which we offer them. If our customers react negatively to our new or enhanced service offerings, such as our recently launched X Series suite of products, or our efforts to upsell are otherwise not as successful as we anticipate, our business may suffer. Our sales strategies must also continue to evolve and adapt as our market matures, for example through the offering of additional customer self-service tools and automation for the SMB segment and the development of new and more sophisticated sales channels that leverage the strengths of our partners. In addition, marketing and selling new and enhanced features and services may require increasingly sophisticated and costly sales and marketing efforts that may require us to incur additional expenses and negatively impact the results of our operations.
To support the successful marketing and sale of our services to new and existing customers, we must continue to offer high-quality training, implementation, and customer support. Providing these services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise, which may make it difficult and costly for us to locate and hire qualified personnel, particularly in the competitive labor market in Silicon Valley where we are headquartered. Our support personnel also require extensive training on our products, which may make it difficult to scale up our support operations rapidly or effectively. The importance of high-quality customer support will increase as we expand our business globally and pursue new mid-market and enterprise customers. If we do not help our customers quickly resolve post-implementation issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.
If the emerging market for cloud communications services does not continue to grow and if we do not increase our market share, our future business could be harmed.
The market for cloud communications services is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of, cloud communications services is uncertain. Our success will depend to a substantial extent on the widespread adoption of cloud communications services as a replacement for legacy on-premise systems. Many larger organizations have invested substantial technical and financial resources and personnel to integrate legacy on-premise communications systems into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud communications services such as ours. It is difficult to predict client adoption rates and demand for our solution, the future growth rate and size of the cloud communications service market, or the entry of competitive products and services. The expansion of the cloud communications services market depends on a number of factors, including the refresh rate for legacy on-premise systems, cost, performance and perceived value associated with cloud communications services, as well as the ability of providers of cloud communications solutions to address security, stability and privacy concerns. If we or other cloud communications service providers experience security incidents, loss of client data, disruptions in service or other problems, the market for cloud communications services as a whole, including our services, may be harmed. If the demand for cloud communications services fails to develop or develops more slowly than we anticipate, it could significantly harm our business.
Our success in the cloud communications market depends in part on developing and maintaining effective distribution channels. If we fail to develop and maintain these channels, it could harm our ability to increase our revenues.
A portion of our revenue is generated through our direct sales. This channel consists of sales agents—generally consisting of inside and field-based sales agents—that market and sell our services products to customers. Our future success requires continuing to develop and maintain a successful direct sales organization that identifies and closes a significant portion of sales opportunities in the market for cloud communications services. If we fail to do so, or if our sales agents are not successful in their sales efforts, we may be unable to meet our revenue growth targets.
A portion of our business revenue is generated through indirect channel sales. These channels consist of master agents, independent software vendors (ISVs), system integrators, value-added resellers (VARs), and service providers. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle—although we also have arrangements with a number of partners who resell our services to their own customers, with whom we do not contract or contract only to a limited extent. These channels may generate an increasing portion of our revenue in the future. Our continued success requires continuing to develop and maintain successful relationships with these channel partners and increasing the portion of sales opportunities that they refer to us. If we fail to do so, or if our channel partners are not successful in their sales efforts, we may be unable to meet our revenue growth targets.
As more of our sales efforts are targeted at enterprise customers, our sales cycle has become more time-consuming and expensive, we may encounter pricing pressure and implementation and customization challenges, and may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.
We currently derive a majority of our revenues from sales of our cloud software solutions to mid-market and larger enterprises, and we believe that increasing our sales to these customers is key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications and, therefore, typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations and additional features than SMB customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other segments, or that we will need to hire additional personnel, which would increase our operating expenses.
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
In some cases, we may enter into a contract with a large enterprise customer, such as a preferred vendor agreement, that has little or no minimum purchase commitment but establishes the terms on which the customer's affiliates, clients or franchisees (as the case may be) may order services from us in the future. We may expend significant time and resources becoming a preferred vendor without booking significant sales from the opportunity until months or years after we sign the initial agreement. If we are unsuccessful in selling our services to the prospective purchasers under these agreements, we may not recognize revenue in excess of the expenses we incur in pursuing these opportunities, which could adversely impact our results of operations and cash flow.
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
Larger customers' networks are often more complex than those of smaller customers, and the configuration of our services for these customers generally require participation from the customer’s information technology (IT) team. There is no guarantee that the customer will make available to us the necessary personnel and other resources for a successful configuration of services. The lack of local resources may prevent us from properly configuring our services for the customer, which can in turn adversely impact the quality of services that we deliver over our customers' networks, and/or may result in delays in the implementation of our services. This may create a public perception that we are unable to deliver high quality of service to our customers, which could harm our reputation and make it more difficult to attract new customers and retain existing customers. Moreover, larger customers tend to require higher levels of customer service and individual attention (including periodic business reviews and in-person visits, for example), which may increase our costs for implementing and delivering services. If a customer is unsatisfied with the quality of services we provide or the quality of work performed by us or a third party, we may decide to incur costs beyond the scope of our contract with the customer in order to address the situation and protect our reputation, which may in turn reduce or eliminate the profitability of our contract with the customer. In addition, negative publicity related to our larger customer relationships, regardless of its accuracy, could harm our reputation and make it more difficult for us to compete for new business with current and prospective customers.
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
The market for cloud software solutions is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business, including in particular our recently launched X Series product line.
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
We launched our new product line, branded "X Series," in June 2018. We market X Series as an array of packaged offerings (designated X2, X4, etc.), which start at the most basic version of our unified communications solution, and add engagement capabilities at each new level, with the top-tier X Series packages combining unified communications and contact center services into a single offering. Customer demand for our X Series product line will depend on a number of factors, including, for example, factors inherent to the product itself, such as quality of service, reliability, feature availability, and ease of use; and factors relating to our ability to implement, support and market and sell the service effectively. More fundamentally, the success of X Series may depend on whether the market for unified communications, collaborations and contact center services is trending towards convergence of these three solutions into a single system, as we are predicting. We cannot be certain that this market trend will occur according to the timeline we are expecting, or at all. For example, if the various components of our service were to become commoditized and standardized in a way that diminishes the benefits of a single platform for customers, there may be less demand for a unified suite of services like X Series. Low customer demand could make it more difficult for us to win the business of new customers or gain additional business from existing customers, either of which in turn could cause our service revenue to grow more slowly than we expect, or to remain flat or even decrease in future periods.
We have a history of losses and are uncertain of our future profitability.

We recorded an operating loss of approximately $60 million for the nine months ended December 31, 2018 and ended the period with an accumulated deficit of approximately $222 million. We expect to continue to incur operating losses in the near future as we continue to invest in growth. As we expand our geographic reach and range of service offerings, and further invest in research and development, sales and marketing, and other areas of our business, we will need to increase revenues in order to generate and sustain operating profitability. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability on an annual basis or on a quarterly basis in the future.
Our churn rate may increase in future periods due to customer cancellations or other factors, which may adversely impact our revenue or require us to spend more money to grow our customer base.
Our customers may discontinue their subscriptions for our services after the expiration of their initial subscription period, which typically range from one to four years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict cancellation rates for our customers. Our cancellation rates may increase or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies, the availability of alternative technologies, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline and our business will suffer.
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
As usage of our cloud software solutions by mid-market and larger enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. To the extent we increase our customer base and as our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve our growing customer base. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. These system upgrades and the expansion of our support and services have been and will continue to be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and information technology systems. There are inherent risks associated with upgrading, improving and expanding our information technology systems and we cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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
On January 4, 2018, the Federal Communications Commission, or FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband Internet access lines. The FCC’s order became effective on June 11, 2018. The order has been appealed by numerous parties including: a number of state attorneys’ general, public interest groups, associations, and companies. The appeal is before the U.S. Court of Appeals for the District of Columbia. We cannot predict whether the FCC’s January 4, 2018 order (the "January 4, 2018 Order") will withstand appeal, either in whole or in part, nor when the appeal will be resolved.
Following the adoption of the January 4, 2018 Order, a number of states have passed laws establishing rules similar to those that existed prior to the effective date of the January 4, 2018 Order. States have adopted a variety of approaches in attempting to preserve the rules in place prior to the FCC Order. For example, some states have passed narrow laws where rules addressing degradation or otherwise disrupting the provision of broadband internet access services are limited to parties that offer services to government agencies whereas other states have passed laws that apply generally. For example, California passed legislation of general applicability that would prevent providers of broadband internet access services from degrading and disrupting such services when offered to third parties. The law’s effective date was January 1, 2019.
There is legal uncertainty as to whether states that have passed such laws have the authority to do so if such laws could be interpreted to conflict with the January 4, 2018, Order. Due to this legal uncertainty, the U.S. Department of Justice filed a Motion for Preliminary Injunction on September 30, 2018, seeking to prevent California from enforcing its law set to become effective January 1, 2019. In response, California state officials have agreed to delay enforcement of the new law at least until appeal of the January 4, 2018, Order is resolved by the U.S. Court of Appeals for the District of Columbia Circuit.
Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers' use of applications and services, like ours. If such providers were to degrade, impair or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. We cannot predict the potential impact of the January 4, 2018, Order on us at this time.
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
Any future service interruptions could:

•	cause our customers to seek service credits, or damages for losses incurred;

•	require us to replace existing equipment or add redundant facilities;

•	affect our reputation as a reliable provider of communications services;

•	cause existing customers to cancel or elect to not renew their contracts; or

•	make it more difficult for us to attract new customers.

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

If our software fails due to defects, bugs, vulnerabilities or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.
Our customers use our service to manage important aspects of their businesses, and any errors, defects, disruptions to our service or other performance problems with our service could hurt our reputation and may damage our customers' businesses. Our services and the systems infrastructure underlying our cloud communications platform incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities, which have caused, and may in the future cause, temporary service outages for some customers. Some errors in our software code may not be discovered until after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, loss of revenue, or liability for service credits or damages, any of which could adversely affect our business and financial results. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects, or the loss, damage or inadvertent release of confidential customer data, could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.
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
Critical to our provision of service is the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information. Customers may use our services to store, process and transmit a wide variety of confidential and sensitive information such as credit card, bank account and other financial information, proprietary information, trade secrets or other data that may be protected by sector-specific laws and regulations like intellectual property laws, laws addressing the protection of personally identifiable information (or personal data in the European Union), as well as the Federal Communications Commission’s, or the FCC’s, customer proprietary network information (“CPNI”) rules. We may be targets of cyber threats and security breaches, given the nature of the information we store, process and transmit and the fact that we provide communications services to a broad range of businesses.
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
Depending on the evolving nature of cyber threats, we may have to significantly increase our investment in maintaining the security of our networks and data, and our profitability may be adversely impacted, or we may have to increase the price of our services which may make our offerings less competitive with other communications providers.
If an individual obtains unauthorized access to our network, or if our network is penetrated, our service could be disrupted and sensitive information could be lost, stolen or disclosed which could have a variety of negative impacts, including legal liability, investigations by law enforcement and regulatory agencies, exposure to fines, penalties, or forfeitures, or class action litigation, any of which could harm our business reputation and have a material negative impact on our business. In addition, to the extent we market our services as compliant with particular laws governing data privacy and security, such as the Health Insurance Portability and Accountability Act and foreign data protection laws, or provide representations or warranties as to such compliance in our customer contracts, a security breach that exposes protected information may make us susceptible to a number of contractual claims as well as claims related to our marketing. It could also potentially expose us to liability to individuals impacted by such a security breach.
Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data including CPNI, personally identifiable information (or personal data in the European Union), financial account information, government-issued identification numbers, and other information that may lead to harming individuals if subject to an unauthorized disclosure. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, federal and state government investigations, regulatory fines, penalties and forfeitures or other causes of action or liability, which could materially and adversely affect our business and operating results.
In contracts with larger enterprises, we often agree to assume liability for security breaches in excess of the amount of committed revenue from the contract. In addition, there can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Also, certain classes of information, like CPNI and information subject to state data breach notification laws in the U.S., or personal data in the European Union, can expose us to liability in the form of fines, expenses associated with federal and state government investigations, penalties and forfeitures, in addition to civil liability, if such data is breached. We cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the European Union’s General Data Protection Regulation ("GDPR"). Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the U.S., substantial fines and penalties under the European Union’s GDPR, class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business.
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
On July 12, 2016, the European Commission adopted the “Privacy Shield” which replaced the European Union (“EU”)-U.S. Safe Harbor Framework. We are currently participating in Privacy Shield and we also rely on other methods recognized under relevant EU law to transfer personal data between the EU and the U.S. Additionally, GDPR became effective on May 25, 2018, and replaces the Data Protection Directive 95/46/EC. GDPR imposes new obligations on all companies, including us, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.
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
Although GDPR has already gone into effect, there is still considerable uncertainty as to how to interpret and implement many of its provisions. It is particularly challenging for companies operating in the cloud services space, like us, to interpret and implement GDPR. If we fail to properly implement GDPR for any reason, we may be subject to fines and penalties. GDPR may also change our business operations in ways that we cannot currently predict that could increase our operating costs, decrease our profitability, or result in increased prices for our retail offerings that may make our services less competitive. We cannot evaluate our potential liability at this time.
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
We were recently named as a defendant in a complaint filed in United States District Court for the District of Delaware (Rainey Circuit LLC v. 8x8, Inc.). This lawsuit was brought by a non-practicing entity and alleges infringement of a single patent. In the past, we have been able to resolve similar kinds of litigation against us without a material adverse impact on our business, cash flows or results of operations, and do not currently believe that this lawsuit will have any such material adverse impact. Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that technology, which we may not be able to negotiate at a price that is acceptable or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.
If we are found to be infringing on the intellectual property rights of any third-party in lawsuits or proceedings that may be asserted against us, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. We may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several subsidiaries outside the United States, including a Romanian subsidiary that contributes significantly to our research and development efforts. We have also acquired two UK-based companies. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives will involve a variety of risks, including:

•	localization of our services, including translation into foreign languages and associated expenses;

•
regulation of our services as traditional telecommunications services, requiring us to obtain authorizations or licenses to operate in foreign jurisdictions, or alternatively preventing us from selling our full suite of services, or any services at all, in such jurisdictions;

•	changes in a specific country or region's regulatory requirements, taxes, trade laws, or political or economic conditions;

•	more stringent regulations relating to data security and the unauthorized use of, access to, and transfer of, commercial and personal information, particularly in the EU;

•
differing labor regulations, especially in the EU and Latin America, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles and other collection difficulties;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	laws and business practices favoring local competitors or general preferences for local vendors;

•	limited or insufficient intellectual property protection;

•	political instability or terrorist activities;

•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act 2010, trade and export laws such as those enforced by the Office of Foreign Assets Control (OFAC) of the US Department of the Treasury, and similar laws and regulations in other jurisdictions; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
We have acquired several businesses in recent years. If appropriate opportunities present themselves, we may make additional acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies:

•	the risk that we may not be able to integrate the acquired services or technologies with our current services, products, and technologies;

•	the potential disruption of our ongoing business;

•	the diversion of management attention from our existing business;

•	the inability of management to maximize our financial and strategic position through the successful integration of the acquired businesses;

•	difficulty in maintaining controls, procedures, and policies;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration;

•	the loss of an acquired base of customers and accompanying revenue;

•
the loss of an acquired base of customers and accompanying revenue while trying to transition the customer from the legacy systems to 8x8's technology due to mismatch of the features, usability, packaging, or pricing at the renewal times;

•	the loss of an acquired base of customers and accompanying revenue due to failure and/or lack of maintenance/support for the legacy services and/or equipment/software/services being end of life;

•	additional regulatory compliance obligations and costs associated with the acquired operations;

•	litigation arising from or relating to the transaction;

•	the assumption of leased facilities, other long-term commitments or liabilities that could have a material adverse impact on our profitability and cash flow; and

•
the dilution to our existing stockholders from the issuance of additional shares of common stock or reduction of earnings per outstanding share in connection with an acquisition that fails to increase the value of our company.

As a result of these potential problems and risks, among others, businesses that we may acquire or invest in may not produce the revenue, earnings, or business synergies that we anticipate. For example, during our 2018 fiscal year, we discontinued marketing EasyContactNow, which we had acquired through our purchase of DXI Limited in 2015, as a stand-alone product, and we recorded a related $9 million impairment of goodwill and other assets. In addition, there can be no assurance that any potential transaction will be successfully completed or that, if completed, the acquired business or investment will generate sufficient revenue to offset the associated costs or other potential harmful effects on our business.
The United Kingdom's withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.
On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the EU. The timing of the proposed exit is scheduled for March 29, 2019, with a transition period expected to run through December 31, 2020. The political uncertainty that it has raised extends to regulatory uncertainty associated with the proposed exit from the EU. Since the vote to withdraw from the EU, negotiations and arrangements between the United Kingdom, the EU and other countries outside of the EU have been, and will continue to be, complex and time consuming. The potential withdrawal could adversely impact our UK subsidiary, 8x8 UK Limited (previously referred to as Voicenet Solutions Ltd.), and add operational complexities that did not previously exist. Currently, the most immediate impact may be to the relevant regulatory regimes under which 8x8 UK Limited operates, including the offering of communications services, as well as to data privacy regulations. The impact on regulatory regimes remains uncertain. For example, while the United Kingdom government has announced its intent to introduce domestic legislation that would largely reconcile United Kingdom domestic law with many EU laws, including GDPR, it remains unknown what will actually occur it what the departure from the EU may mean with respect to data privacy regulation including its impact on data transfers from the EU to the United Kingdom, and vice versa, as well as data transfers from the United Kingdom to jurisdictions outside of the EU. Also, it remains unclear what impact a United Kingdom withdrawal may have on taxes which may increase the cost of our services sold in the United Kingdom, or reduce our profit margins, or make our services less competitive with traditional communications service providers, or some combination of any of these potential issues. Additionally, the impending withdrawal of the United Kingdom from the EU has resulted in significant volatility in the international financial currency markets. Although most of our services revenues are denominated in U.S. dollars, we also receive payments in international currencies including the pound and the euro. Like all business that derive revenue in differing currencies, we incur risks with respect to currency translation when there are fluctuations in exchange rates and when the U.S. dollar is valued higher as compared to other currencies. While we cannot predict the impact that an actual exit from the EU will have on 8x8 UK Limited, the potential collateral impact it may have on our operations elsewhere including the U.S., nor its potential impact on our financial results, the United Kingdom’s vote to leave the European Union and the uncertainties associated with whether it will be with or without a formal plan has created legal, regulatory, and currency risk that may have a materially adverse impact on our business.
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
Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis, there are a number of factors that may affect our operating results, some of which are outside our control. These include, but are not limited to:

•	changes in market demand;

•	the timing of customer subscriptions for our cloud software solutions;

•	customer cancellations;

•	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

•	lengthy sales cycles and/or regulatory approval cycles;

•	new product introductions by us or our competitors;

•	extent of market acceptance of new or existing services and features;

•	the mix of our customer base and sales channels;

•	the mix of services sold;

•	the number of additional customers, on a net basis;

•	the amount and timing of costs associated with recruiting, training and integrating new employees;

•	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;

•	continued compliance with industry standards and regulatory requirements;

•	material security breaches or service interruptions due to cyberattacks or infrastructure failures or unavailability;

•	introduction and adoption of our cloud software solutions in markets outside of the United States;

•
changes in the recognition pattern of revenues and operating expenses as a result of new regulations, accounting principles and their interpretations, such as Financial Accounting Standards Board's Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606); and

•	general economic conditions.
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

•
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

•
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

•
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

•
The FCC adopted rules concerning call completion rates to rural areas of the United States. It is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions should the FCC determine that our call completion rates to rural areas are, or have been, unacceptable.

•
The FCC and foreign regulators may require providers like us to comply with regulations related to how we present bills to customers. The adoption of such obligations may require us to revise our bills and may increase our costs of providing service which could either result in price increases or reduce our profitability.

•
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

•
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

•
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

•
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

•
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
There may be risks associated with limitations of E-911 and other emergency dialing with the 8x8 service.
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
It is possible that the FTC, FCC, foreign regulators, state attorneys general, private litigants or others may attempt to hold our customers, or us as a software provider, responsible for alleged violations of these laws. In the event that litigation is brought, or fines are assessed, against us, we may not successfully enforce or collect upon any contractual indemnities we may have from our customers. Additionally, any changes to these laws or their interpretation that further restrict calling consumers, any adverse publicity regarding the alleged or actual failure by companies, including our customers and competitors, to comply with such laws, or any governmental or private enforcement actions related thereto, could result in the reduced use of our solution by our clients and potential clients, which could harm our business, financial condition, results of operations and cash flows.
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
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties and interests which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. We currently file more than 1,000 state and municipal tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or municipal taxes, fees or surcharges. Currently, several jurisdictions are conducting audits of 8x8. As of December 31, 2018, we have accrued for state or municipal taxes, fees or surcharges that we believe are required to be remitted.
We have accrued a contingent liability of approximately $7.1 million as our best estimate of the probable amount of taxes, fees and surcharges that may be imposed by states, municipalities and other taxing jurisdictions on our services to date. Historically, the amounts that have been remitted for uncollected state, municipal and other similar indirect taxes, fees, or surcharges have been within the accruals we established. We adjust our accrual when facts relating to specific exposures warrant such adjustment. This accrued contingent liability is based on our analysis of several factors, including the location where our services are used, our nexus to that jurisdiction for tax purposes, and the taxability of our services under the rules and regulations in each state or municipality (as these may be interpreted by regulatory and judicial authorities from time to time). While we have accrued for these potential liabilities based on our analyses and best estimates at the time, state, municipal and other taxing and regulatory authorities may challenge our position, which could result in us being liable for sales and use taxes, fees, or surcharges, as well as related penalties and interest, above our accrued contingent liability. To the extent we collect or otherwise recover these taxes, fees or surcharges from our customers, our services may become less competitive, our churn rate may increase, and our revenue from new and existing customers may be materially adversely affected.
Our ability to use our net operating losses or research tax credits to offset future taxable income may be subject to certain limitations.
As of March 31, 2018, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $157.6 million and $27.5 million, respectively, which expire at various dates between 2029 and 2039. We also had research and development credit carryforwards for federal and California tax purposes of approximately $7.2 million and $9.1 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between 2021 and 2038, while the California income tax credits will carry forward indefinitely. Utilization of our NOL and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by

Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the net operating loss or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the Securities and Exchange Commission (“SEC”), we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NYSE Stock Market, or other regulatory authorities, or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements.
For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 or ASC 606), which replaces numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The impact of adopting the new standard on our total revenues and deferred revenue has not been and is not expected to be material. With the adoption of ASC 606 we also adopted ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a customer contract which, under the old guidance, were expensed as incurred. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition and deferred commissions.
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
We may need to pursue financing in the future to make expenditures or investments to support the growth of our business (whether through acquisitions or otherwise) and may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

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
Our restated certificate of incorporation and by-laws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by a majority vote of our Board of Directors or by stockholders holdings shares of our common stock representing in the aggregate a majority of votes then outstanding, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the ability of our board of directors, by majority vote, to amend our by-laws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer to amend our by-laws to facilitate a hostile acquisition; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (i) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (ii) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (iii) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our restated certificate of incorporation and by-laws and under Delaware law could discourage potential takeover attempts.
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
Date: January 29, 2019

8X8, INC.
(Registrant)
By: /s/ Steven Gatoff
Steven Gatoff
Chief Financial Officer (Principal Financial and Duly Authorized Officer)